Form 10-K
period 1997-06-30
DEL MONTE FOODS CO
filed 1997-09-19
CIK 866873

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            ----------
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
        EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended  June 30, 1997

                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                Commission File Number   333-29079
                                       -------------

                     DEL MONTE FOODS COMPANY
      (Exact name of registrant as specified in its charter)

            Maryland                         13-3542950
  ---------------------------          ----------------------
  (State or other jurisdiction            (IRS Employer
 of incorporation or organization)       Identification No.)

           One Market, San Francisco, California 94105
        (Address of principal executive office) (Zip Code)

             Registrant's telephone number, including
                    area code: (415) 247-3000

                Securities registered pursuant to
                    Section 12(b) of the Act:

                                        Name of Each Exchange
     Title of Each Class                 on Which Registered
     -------------------                 -------------------
            None                                None


   Securities registered pursuant to Section 12(g) of the Act:

                               None

           Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

           The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.    Yes        No
              -----     -----

      As of August 31, 1997, 140,000 shares of Common Stock, par value $.01 per share, were outstanding.

            DOCUMENTS INCORPORATED BY REFERENCE: NONE

           As used throughout this Annual Report, unless the context otherwise requires, "DMC" means Del Monte Corporation, a New York corporation, "DMFC" means Del Monte Foods Company, a Maryland corporation and the parent of DMC, and the "Company" or "Del Monte" means DMC and DMFC, together with each of their direct and indirect subsidiaries. Unless otherwise indicated, references herein to U.S. market share data are to case volume and are based upon data provided to the Company by A.C. Nielsen & Co., an independent market research firm. Market share data for canned vegetables and cut tomato products include only those categories in which the Company competes. Such data for canned fruit include those categories in which the Company competes other than the "specialty" category. See "Business--General." With respect to market share data used herein, the term fiscal 1997 refers to the 52-week period ended June 28, 1997.

           Certain statements in this Annual Report under the captions "Business", "Selected Financial Data", Management's Discussion and Analysis of Financial Condition and Results of Operations", Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other important factors include among others; general economic and business conditions; weather conditions; crop yields; industry trends; competition; raw material costs and availability; the loss of significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors referenced in this Annual Report. These forward-looking statements speak only as of the date of the Annual Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                              PART I


ITEM 1.  BUSINESS

General

           The Company was originally incorporated in 1916 and remained a publicly-traded company for over sixty years until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. ("RJR Nabisco"). In December 1989, RJR Nabisco sold the Company's fresh produce operations, Del Monte Fresh Fruit, to Polly Peck International. In January 1990, an investor group led by Merrill Lynch & Co. purchased the Company and certain of its subsidiaries from RJR Nabisco for $1.5 billion. Following such sale, the Company divested several of its non-core businesses. In April 1997, the Company was recapitalized with an equity infusion from TPG Partners, L.P. ("TPG"), its affiliates and other investors.

           The Company is the largest producer and distributor of canned vegetables and canned fruit in the United States, with net sales to its customers in excess of $1 billion in fiscal 1997. The Company's primary domestic channel of distribution is retail outlets, which accounted for approximately $885 million (or 74%) of the Company's fiscal 1997 domestic sales. In fiscal 1997, the Company had market shares of 20.3% of all canned vegetable products and 40.6% of all canned major fruit products in the United States. The Company's market share in vegetables is larger than the market share of the Company's two largest branded competitors combined and its market share of canned fruit is larger than the fruit market share of all other branded competitors combined. In addition, the Company enjoys strong market shares in various cut tomato product categories.

           The Del Monte brand name, which has been in existence since 1892, is one of the leading brand names in the food industry and maintains a reputation for premium quality. Del Monte brand products are found in substantially all chains and independent grocery stores throughout the United States, with the average supermarket carrying approximately 100 Del Monte brand items. The Company estimates that Del Monte brand products are purchased by over 80% of U.S. households and that the Del Monte brand is recognized by 96% of all consumers of products in the Company's categories. The Del Monte brand has the highest unaided brand awareness of any canned food brand in the United States. As the brand leader in three major processed food categories (canned vegetables, fruit and cut tomato products), the Company has a multi-category presence that management believes provides it with a competitive advantage in selling to the retail grocery industry.

           The Company sells its products to national chains and wholesalers through a nationwide sales network consisting primarily of independent food brokers. The Company's direct sales force also sells Del Monte products to Warehouse Clubs, Mass Merchandisers and Supercenters. In addition, the Company sells its products to the foodservice industry, food processors and the military through different independent food brokers. The Company also exports a small percentage of its products to certain foreign countries directly and through independent exporters based in the United States.

           The Company has over 2,500 contracts to purchase vegetables and fruit from individual growers and cooperatives located in various geographic regions of the United States, principally the Midwest, the Northwest, California and Texas. This diversity of sourcing helps insulate the Company from localized disruptions during the growing season, such as weather conditions, that can affect the price and supply of vegetables and fruit.

           The Company owns a number of registered and unregistered trademarks that it uses in conjunction with its business, including the trademarks Del Monte(R), FreshCut(TM), Snack Cups(R), Fruit Cup(R), Fruit Naturals(R), and Del Monte LITE(R). In connection with and subsequent to the RJR Nabisco Sale, the Company granted various perpetual, royalty-free licenses for the use of the Del Monte name and trademark, generally outside of the United States. The licensees of the Del Monte name and trademark include Del Monte Europe, Kikkoman Corporation, Fresh Del Monte Produce, affiliates of RJR Nabisco and Yorkshire Food Group. The licensees are not affiliates of the Company.

           In fiscal 1995, 1996 and 1997, the Company invested an aggregate of approximately $50 million of capital in its domestic operating facilities. The Company believes that the efficiency of its fully-integrated production facilities, its proprietary seed varieties and its bulk supply agreements make it one of the lowest-cost producers of canned vegetables, fruit and cut tomato products in the United States.

           DMC was incorporated under the laws of the State of New York in 1978. DMFC, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989. DMC and DMFC each maintains its principal executive office at One Market, San Francisco, California 94105, and their telephone number is (415) 247-3000. DMC is a wholly owned subsidiary of DMFC.

Current Developments

           Recapitalization. On February 21, 1997, DMFC entered into an agreement and plan of merger (amended and restated as of April 14, 1997) (the "Merger Agreement") with TPG and TPG Shield Acquisition Corporation, a Maryland corporation ("Shield"). Pursuant to the Merger Agreement, DMFC was recapitalized through the merger of Shield with and into DMFC with DMFC being the surviving corporation (the "Recapitalization"). By virtue of the Recapitalization, shares of DMFC's preferred stock having an implied value of approximately $14 million held by certain of DMFC's stockholders, who remained investors, were cancelled and were converted into the right to receive new DMFC common stock. All other shares of DMFC stock were cancelled and were converted into the right to receive cash consideration. In the Recapitalization, the common stock and preferred stock of Shield was converted into shares of new DMFC common stock and preferred stock, respectively.

           Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 1,000,000 shares of new common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 shares of new preferred stock, $.01 par value per share (the "Preferred Stock"). DMFC issued and has outstanding 140,000 shares of Common Stock, and 35,000 shares of Preferred Stock. TPG and certain of its affiliates or partners hold 109,248 shares of Common Stock, the shareholders of DMFC prior to the consummation of the Recapitalization who received shares of Common Stock in the Recapitalization hold 14,252 shares of Common Stock, and other investors hold 16,500 shares of Common Stock. TPG and certain of its affiliates hold 17,500 shares of Preferred Stock, and TCW
Capital Investment Corporation holds 17,500 shares of Preferred
Stock.

           The Preferred Stock accumulates dividends at the annual rate of 14% of the liquidation value, payable quarterly. These dividends are payable in cash or additional shares of Preferred Stock, at the option of the Company, subject to availability of funds and the terms of its loan agreements, or through a corresponding increase in the liquidation value of such stock.
The Preferred Stock has a liquidation preference of $1,000 per share and may be redeemed at the option of the Company at a redemption price equal to the liquidation preference plus accumulated and unpaid dividends (the "Redemption Price"). The Company is required to redeem all outstanding shares of Preferred Stock on or prior to April 17, 2008 at the Redemption Price or upon a change in control of the Company at 101% of the Redemption Price. In connection with the issuance and sale of the Preferred Stock, the initial purchasers of the Preferred Stock received warrants to purchase, at a nominal exercise price, shares of Common Stock representing 2% of the outstanding shares of Common Stock.

           Cash funding requirements for the Recapitalization, including repayment of substantially all previous indebtedness, were $809 million and were satisfied through the following: (i) a cash equity investment by TPG and other investors of $126 million in common stock, (ii) a cash equity investment by TPG and other investors of $35 million in shares of redeemable preferred stock and warrants to purchase Common Stock, (iii) $380 million of borrowings under a senior secured term loan facility (the "Term Loan Facility"), (iv) $119 million of borrowings under a senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Financing"), (v) $147 million, net of $3 million of discount, from the issuance of senior subordinated notes (the "Unregistered Notes"), and (vi) $2 million of proceeds from the sale of a surplus property.

           Concurrent with the Recapitalization, the Company entered into a credit agreement with respect to the Bank Financing. The Term Loan Facility provides for term loans in the aggregate amount of $380 million, consisting of Term Loan A in a principal amount of $200 million and Term Loan B in a principal amount of $180 million. The Revolving Credit Facility provides for revolving loans in an aggregate amount of $350 million, including a $70 million Letter of Credit subfacility. The Revolving Credit Facility will expire in fiscal 2003, Term Loan A will mature in fiscal 2003, and Term Loan B will mature in fiscal 2005.

           The Senior Subordinated Notes and the Exchange Offer. The Unregistered Notes issued by the Company on April 18, 1997 were in an aggregate principal amount of $150 million and yielded net proceeds to the Company of $147 million. The Unregistered Notes were issued with registration rights requiring the Company to exchange the Unregistered Notes for new notes ("Subordinated Notes" (and together with any outstanding Unregistered Notes, the "Notes")) registered under the Securities Act of 1933, as amended. The form and terms of the Subordinated Notes are substantially the same, in all material respects, as the form and terms of the Unregistered Notes, except that there is no restriction on the transfer thereof. The Company filed a registration statement on Form S-4 with respect to the Unregistered Notes on June 12, 1997, which became effective on June 24, 1997. The exchange of the Subordinated Notes for the Unregistered Notes was completed on July 31, 1997.

           The Notes accrue interest at 12.25% per year, payable semiannually in cash on each April 15 and October 15. The Notes are guaranteed by DMFC and mature on April 15, 2007. The Notes are redeemable at the option of the Company on or after April 15, 2002 at a redemption price of initially 106.313% of par, decreasing to par on April 15, 2006 and thereafter. On or prior to April 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of Notes originally issued with the net cash proceeds of one or more public equity offerings at a redemption price equal to 112.625% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after any such redemption.

           Sale of Del Monte Latin America. On August 27, 1996, the Company signed a stock purchase agreement to sell its Latin America subsidiaries to an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). This agreement was amended and restated on October 25, 1996 for the sale of only the Company's Mexican subsidiary, Productos Del Monte, S.A. de C.V. ("PDM"), to an affiliate of Hicks Muse for $38 million, which sale was completed on October 28, 1996. The sale of the Central America and Caribbean subsidiaries to an affiliate of Donald W. Dickerson, Inc. for $12 million was completed on November 13, 1996. The sales price for PDM is subject to adjustment based on the final balance sheet. The amount of any adjustment to the purchase price is currently in dispute but is not expected to be material. In addition, the purchasers have filed an action in Texas state court entitled HMTF Acquisition Corp. et al v. Del Monte Corporation, alleging, among other things, that the Company breached the purchase agreement. Specifically, the purchasers claim that the financial statements of the Mexican subsidiary did not fairly present its financial condition and results of operations in accordance with U.S. generally accepted accounting principles. In connection with this action, $8 million of the cash proceeds which were payable to shareholders and certain members of senior management of DMFC in the Recapitalization have been held in escrow and will be applied to fund the Company's costs and expenses in defending the action, with any remaining amounts available to pay up to 80% of any ultimate liability of the Company to the purchasers. See "Item 3. Legal Proceedings." The combined proceeds of both sales of $50 million, reduced by $2 million of related transaction expenses, resulted in a loss of $5 million.

Company Products

           The Company has a multi-category presence with products in four major processed food categories: canned vegetables, fruit, tomato products and pineapple.

           Canned Vegetables. The canned and jarred vegetable industry in the United States generated approximately $3.2 billion in sales in calendar 1996. The domestic canned vegetable industry is a mature segment characterized by high household penetration. Industry sales of canned and jarred vegetables have remained stable in recent years.

           The canned retail vegetable market consists of three distinct segments: major, flanker, and specialty products. The major segment consists of corn, green beans and peas and represents the largest volume segment. The flanker segment includes mixed vegetables, spinach, beets, carrots, potatoes and sauerkraut. The specialty segment is comprised of asparagus, zucchini, baby beets and a variety of corn and bean offerings. A cross-segment, buffet products, includes all of the above varieties in smaller can sizes. The Company also offers a no-salt product line across most of its core varieties. The Company competes in each of the major, flanker, buffet and specialty categories of canned vegetables. Within these categories, the Del Monte brand accounted for $465 million in retail sales in calendar 1996.

           The canned vegetable market is concentrated among a small universe of branded players and a large, fragmented pool of private label competitors. In the major vegetable market, the Company is the branded market share leader. The Company also is the branded market share leader in the flanker category and is the overall market share leader in the buffet market. Private label products taken as a whole command the largest share of the canned vegetable market (41.8% in fiscal 1997), but their market share has remained relatively stable over the past decade. The primary branded competitors in the market include Del Monte and Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby's in addition to private label producers.

           The Company has relationships with approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington, and Texas.

           Canned Fruit. The canned and jarred fruit industry in the United States, including pineapple, generated approximately $2.4 billion in sales in calendar 1996. The domestic canned fruit industry is a mature segment characterized by high household penetration. Industry sales of canned and jarred fruit have remained virtually flat in recent years.

           The Company competes in three distinct segments of the canned fruit industry: major, specialty, and pineapple products. These three distinct segments account for over 60% of the canned fruit industry's total sales. The major segment consists of cling peaches, pears and fruit cocktail/mixed fruit and Fruit Cup products. The specialty segment includes apricots, freestone and spiced peaches, mandarin oranges and cherries. The pineapple segment is discussed separately below.

           The Company is the largest processor of branded canned fruit in the United States. The Company competes in the major fruit and specialty fruit segments of the canned fruit market which together accounted for approximately $1 billion of total canned fruit industry sales in calendar 1996.

           Major fruit accounted for sales by retailers of $803 million in calendar 1996. Sales by retailers of Del Monte brand major fruit products totaled $306 million in calendar 1996. The Company is the branded share leader in every significant sub-segment of the major fruit category. The Company's major fruit and Fruit Cup products are distributed in substantially all grocery outlets.

           The Company is the branded leader in the specialty category as a whole and the market leader in apricots and freestone and spiced peaches. Specialty fruits are higher margin, lower volume niche items, which benefit from the Company's brand recognition.

           The Company competes in the canned fruit business on the basis of product quality and category support to both the trade and consumers. The Company faces competition in the canned fruit segment primarily from Tri-Valley Growers and Pacific Coast Producers ("PCP"), both of which are grower co-operatives that produce private label products. Tri-Valley Growers also packs the Libby's and S&W brands.

           The Company has relationships with approximately 600 fruit growers located in California, Oregon and Washington.

           Tomato Products. Tomato products generated calendar 1996 industry-wide sales of $5.3 billion. Total sales of tomato products have grown steadily in recent years, achieving a five-year compound annual growth rate of 3.6% per year. Sales by retailers of Del Monte branded tomato products in calendar 1996 accounted for $273 million. The Company's tomato product offerings include four major segments: cut tomatoes (stewed, diced, chunky and wedges), ketchup, tomato sauce and paste, and value-added products such as spaghetti/pasta sauce and sloppy joe sauce.

           The processed tomato market can be separated into more than ten distinct product categories which differ widely in terms of profitability, price sensitivity and growth potential.
Consumers use tomato products for a variety of purposes ranging from ingredients to condiments, beverages and main dishes.

           The highest growth is taking place in value-added categories such as spaghetti/pasta sauce and diced tomatoes. Growth in spaghetti sauce and in the value-added diced and chunky segment of the solids category is anticipated to remain strong as a result of the shift in consumer preferences towards convenience-oriented items.

           In fiscal 1995, the Company exited the whole-peeled tomato segment to focus on cut tomato products, which is generally a less price sensitive and higher-margin segment. The
Company is the branded leader in the diced segment, which is the fastest growing segment in the tomato products group.

           The Company offers products in nearly every canned tomato product category, and faces competition in the tomato product market from brand name competitors including S&W, Contadina, Red Gold and Hunt's in the cut tomato category; Heinz and Hunt's in the ketchup category; Campbell Soup's Prego, Van Den Bergh's Ragu and Hunt's in the spaghetti sauce category; and Hunt's and Hormel in the sloppy joe sauce category. In addition, the Company faces competition from private label products in all major categories.

           The Company has relationships with approximately 40 tomato growers located primarily in California, where approximately 95% of domestic tomatoes are produced.

           Canned Pineapple. The canned pineapple products industry in the United States generated approximately $338 million in sales in calendar 1996. The domestic pineapple industry is a mature segment of the canned fruit industry that has generated stable sales. Industry sales of canned pineapple products have remained virtually flat in recent years.

           Individual pineapple items are differentiated by cut style, with varieties including sliced, chunk, tidbits and crushed. Most pineapple product sold is packed in juice, with some products packed in heavy syrup. The dominant size offering is the 20 oz.
size with 8 oz. and 15 oz. varieties also being offered.

           The Company's retail pineapple line consists of sliced, chunk, crushed and juice products in a variety of container sizes. In addition to sales by retailers, which totaled $55 million in fiscal 1997, the Company sells a significant amount of juice concentrate and crushed pineapple through the food ingredients channel and also sells pineapple solids and juice products to foodservice customers.

           The Company is the second leading brand of canned pineapple with Dole as the industry leader. Private label and foreign pack brands comprise the low-price segment of this category. The five major foreign pack brands, Geisha, Libby's, Liberty Gold, Empress, and 3- Diamond, have regional distribution and are supplied by Thai and Indonesian packers. Certain foreign brands grew through 1995 by "dumping" product in the United States at below cost prices which depressed category pricing. In 1995, the U.S. government imposed anti-dumping tariffs on Thai packers which allowed the domestic industry to recover some of its margins and volume.

           The Company sources virtually 100% of its pineapple requirements from its former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides for a guaranteed supply of quality pineapple and a steady profit stream due to pricing based on fixed retail and foodservice margins.

Sales, Marketing and Distribution

           Sales. The Company's sales organization for retail products is divided into four groups: (i) a retail broker network (which consists of 100% independent broker representation at the market level, managed by Company sales managers); (ii) national accounts; (iii) Warehouse Clubs, Mass Merchandisers and Supercenters; and (iv) customer marketing. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers. The Company's broker network represents the Company to a broad range of grocery retailers. The national accounts group maintains relationships with the corporate headquarters of key national chain and wholesaler accounts such as Fleming, Kroger, Super Valu and Winn-Dixie. The Company's Warehouse Club, Mass Merchandiser and Supercenter group calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, Price/Costco, Kmart and Target. The fourth group, customer marketing, is responsible for managing internal customer oriented resources including order management, continuous replenishment program, logistics, trade promotion, strategic initiatives and sales information and administration. Foodservice, food ingredients, private label and military sales are accomplished through both direct sales and brokers.

           Marketing. Marketing includes product development, pricing strategy, consumer and trade promotion, advertising, publicity and package design. Consumer advertising and promotion support are used, together with trade spending, to support awareness of new items and initial trial by consumers, and to build recognition of the Del Monte name.

           Distribution. The Company's distribution organization is responsible for the distribution of finished goods to over 2,400 customer destinations. Customers can order products to be delivered via truck, rail or on a customer pickup basis. The Company's distribution centers provide, among other services, casing, labeling, special packaging, cold storing and fleet trucking services. Other services the Company provides to customers include One Purchase Order/One Shipment, in which the Company's most popular products are listed on a consolidated invoicing service; the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices; and the Store Order Load Option (SOLO), in which products are shipped directly to stores.

Supply and Production

           The Company owns virtually no agricultural land. Each year, the Company buys over one million tons of fresh vegetables and fruits pursuant to over 2,500 contracts with individual growers and cooperatives located primarily in the United States.
The Company enters into individual fixed price contracts with growers of vegetables, fruits and tomatoes. The vegetable growers are located in Wisconsin, Illinois, Minnesota, Washington, Texas and

Arizona. The Company provides the growers with planting schedules, seeds, insecticide management and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. The vegetable contracts are generally for a one-year term.

           The Company's fruit and tomato growers are located primarily in California; pear growers are also located in Oregon and Washington. The fruit contracts range from one to ten years each and as of June 30, 1997 the Company had purchase commitments outstanding of approximately $265 million. Prices are generally negotiated with grower associations. The Company actively participates in agricultural management and quality control and provides insecticide management and hauling capabilities. Where appropriate, the Company manages the growers' agricultural practices.

           Thirteen Company-owned plants, located throughout the United States, process the Company's products. Generally located near growing areas, vegetable processing plants are located in Illinois, Wisconsin, Minnesota, Texas and Washington, while fruit and tomato plants are located in California, Indiana and Washington. The Company produces the majority of its products between June and October. Most of the Company's seasonal plants operate at close to full capacity during the packing season.

           Co-packers are used for pickles and certain other non-core products and to supplement supplies of certain canned vegetables, fruit and tomato products.

           Prior to December 1993, the Company produced almost all of the cans used to package its products in the United States at its nine can manufacturing facilities located throughout the United States. In December 1993, the Company sold substantially all the assets (and certain related liabilities) of the Company's can manufacturing business to Silgan Container Corporation
("Silgan"). The transaction included the sale or lease of the Company's nine can manufacturing facilities. In connection with this agreement, Silgan and the Company entered into a ten-year supply agreement, with optional successive five-year extensions under which Silgan agreed to supply all of the Company's requirements for metal food and beverage containers in the United States. The Company's total annual can usage is approximately two billion cans, representing approximately 5.5% of total domestic food can volume in the United States.

           In connection with the Recapitalization, the Company has developed a capital expenditure program that is designed to generate additional cost savings to be achieved over the next four years as certain initiatives are completed. There can be no assurance, however, that such cost savings will be realized. Management currently plans to introduce new processing equipment such as modern high-speed fillers, optical sorting equipment and packaging machinery, each of which is intended to generate cost savings and to help the Company maintain its position as a low cost producer. Such savings would result primarily from general production efficiencies and, to a lesser degree, from decreased labor costs.

Foreign Operations

           The Company has sold all of its non-U.S. operations and now conducts substantially all of its business domestically.

Customers

           The Company's customer base is broad and diverse and no single customer accounted for more than 10% of fiscal 1997 net sales. The Company's 15 largest customers during fiscal 1997 represented approximately 45.1% of the Company's net sales. These companies have all been Del Monte customers for at least ten years and, in some cases, for more than twenty years.

Competition

           The Company faces substantial competition throughout its product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines. In general, the Company competes on the basis of quality, breadth of product line and price. See "--Company Products."

           The domestic canned food industry is characterized by relatively stable growth based on modest price and population increases. Over the last ten years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. Sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category management. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

           Each product segment of the canned food industry is typically comprised of a few branded players who control one third to more than one half of total industry market share and a large, fragmented private label segment. Leading brands are generally able to command a pricing premium over private label competitors. Although private label products have held significant market shares in the aggregate for canned fruit (42.0% in fiscal 1997), vegetables (41.8% in fiscal 1997) and cut tomato products (31.4% in fiscal 1997) for some time, their market shares have remained relatively stable over the past decade. Since the canned food industry is mature and capital intensive, there have been few new entrants into the major product markets in recent years. Moreover, the industry has experienced plant closures and consolidation over the past decade.

Information Services

           In November 1992, the Company entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments based on such factors as production levels and inflation. Base charge payments under the agreement total $137 million, to be paid over the ten-year term of the contract. The agreement expires in November 2002 with optional successive one-year extensions. As a part of the agreement, the Company sold EDS certain of its information technology equipment and software for approximately $6 million. The Company periodically reviews its general information system needs.

Research and Development

           The Company's research and development ("R&D") organization provides product, packaging and process development and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 1997, 1996 and 1995, R&D expenditures (net of revenue for services to third parties) were $5 million, $6 million and $6 million, respectively. The Company maintains an R&D facility in Walnut Creek, California where it conducts research in a number of areas related to its business including seed production, packaging, pest management, food and nutrition science and plant breeding.

Employees

           At June 30, 1997, the Company had approximately 2,100 full-time employees. An additional 12,000 individuals are hired on a temporary basis during the pack season. The Company considers its relations with its employees to be satisfactory.

           The Company has eight collective bargaining agreements with seven unions covering approximately 9,850 of its hourly and seasonal employees. Three collective bargaining agreements expire in calendar 1998. The remaining agreements expire in calendar 1999, 2000 and 2001. The Company believes that each of these agreements will be successfully renegotiated, but there can be no assurance that negotiations will be successful.

Trademarks and Licenses

           The Company owns a number of registered and unregistered trademarks for use in connection with various food products. These trademarks are important to the Company because brand name recognition is a key factor in the success of the Company's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the Company, as the registered owner, and its licensees, where applicable, comply with all applicable laws. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks.

           In connection with the RJR Nabisco Sale and the divestitures of certain operations subsequent to that sale, the Company granted various perpetual, royalty-free licenses for use of certain trade secrets, trademarks, patents and other intellectual property to the acquiring companies. With respect to processed food products, affiliates of RJR Nabisco hold the rights to use Del Monte trademarks in Canada and South America; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Far East (excluding the Philippines); Del Monte Europe holds the rights in Europe, Africa, the Middle East and the Indian Subcontinent; and Dewey Limited (an affiliate of Del Monte Europe) owns the rights in the Philippines to the Del Monte brand name. Fresh Del Monte Produce holds the rights to use the Del Monte trademark with respect to fresh produce and certain chilled and frozen products related thereto throughout the world. With respect to dried fruit and snack products, Yorkshire Food Group holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with agreements to sell Del Monte Latin America, an affiliate of Hicks Muse acquired the right to use the Del Monte trademarks with respect to processed foods in Mexico and Donald W. Dickerson, Inc. acquired such right in Central America and the Caribbean. The Company retains the right to review the quality of the licensee's products under each of its license agreements. The Company generally may inspect the licensees' facilities for quality and the licensees must periodically submit samples to the Company for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license. The Company has also granted various security interests in its trademarks and related trade names, patents and trade secrets to its creditors in connection with the Bank Financing and to its licensees.

Governmental Regulation

           The Company's operating businesses are subject to regulation and inspection by various federal, state and local governmental agencies which enforce strict standards of sanitation, product composition, packaging and labeling, work place safety and environmental compliance. The Company believes it is in substantial compliance with such regulations. New nutrition labeling and health claim requirements proposed by the U.S. Food and Drug Administration (the "FDA") were passed by Congress in 1990 and became effective on August 4, 1994. The Company believes it is in substantial compliance with such regulations. See "Item 3. Legal Proceedings."

Pension Contributions

           As described more fully in Note F to the audited consolidated financial statements of the Company for the year ended June 30, 1997 in Item 8., the Company's defined benefit pension plans are underfunded. In connection with the Recapitalization, the Company entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company contributed $15 million within 30 days after the consummation of the Recapitalization to its defined benefit pension plans. The Company will also contribute a minimum of $15 million in calendar 1998, $9 million in calendar 1999, $8 million in calendar 2000 and $8 million in calendar 2001, for a total of $55 million. The contributions required to be made in 1999, 2000 and 2001 will be secured by a $20 million letter of credit to be obtained by the Company by August 31, 1998. The contributions required to be made in 1998 will be paid prior to any scheduled amortization under the Bank Financing in excess of $1 million, and the Company has agreed not to make voluntary prepayments of the loans under the Bank Financing prior to making the contributions required to be made in 1998 or prior to obtaining the letter of credit.

Environmental Compliance

           As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations, both foreign and domestic, are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company believes that it is in substantial compliance with all such laws and regulations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations. The Company spent an aggregate of $5 million on domestic environmental expenditures from fiscal 1995 through fiscal 1997, and projects that it will spend an aggregate of approximately $4 million in fiscal 1998 and 1999 on capital projects and other expenditures in connection with environmental compliance.

           In addition, in connection with the Company's divestiture of owned or operated properties, the Company may be required to remediate environmental conditions at such properties. The Company has also identified certain conditions that require remediation at properties it continues to own or operate. The Company does not expect that such remediation costs will have a material adverse effect on the Company's financial condition or results of operations.

           The Company has been notified by governmental authorities and private claimants that it may be a potentially responsible party ("PRP") for environmental investigation and remediation costs at certain designated "Superfund Sites" under CERCLA or under similar state laws. The Company resolved its liability at three Superfund Sites in fiscal 1996 and at two Superfund Sites in fiscal 1997. Currently, the Company is involved as a PRP at six Superfund Sites. The Company is indemnified for any liability at two of these sites.

           In most cases, the Company is considered a PRP because it sent certain wastes (usually non-hazardous materials) from its operations to these sites for disposal. With respect to the four Superfund Sites at which the Company is currently involved and is not indemnified by another party, the environmental investigation and remediation are at various stages. Because the investigation and remediation process is usually long and complicated, it is sometimes difficult to predict the ultimate extent of the Company's liability. However, at most Superfund Sites, the Company has a de minimis share of liability. There can be no assurance that the Company will not be identified as a PRP at additional sites in the future or that additional remediation requirements will not be imposed on properties currently owned and operated. In addition, there can be no assurance that other sites to which the Company has sent waste will not be identified for investigation or proposed for listing under CERCLA or similar state laws. The Company believes that its CERCLA and other environmental liabilities, if any, will not have a material adverse effect on the Company's financial position or results of operations.

Working Capital

           The inventory position of the Company is seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. The Company maintains a revolving line of credit to fund its seasonal working capital needs.

Backlog

           The Company does not experience significant backlog.


ITEM 2.    PROPERTIES

           As of June 30, 1997, the Company operated 13 production facilities and six distribution centers. The Company's production facilities are owned properties, while the distribution centers are owned or leased and the Company's various warehousing/storage facilities are primarily leased facilities. Virtually all of the Company's properties, whether owned or leased, are subject to liens or security interests pursuant to the Bank Financing.

           The Company's principal administrative headquarters are located in leased office space in San Francisco, California.
The Company owns its primary research and development facility in Walnut Creek, California.

           The Company holds certain excess properties for sale and periodically disposes of excess land and facilities through sales.

           Management considers its facilities to be suitable and adequate for the business conducted therein, and to have sufficient production capacity for the purposes for which they are presently intended.


ITEM 3.    LEGAL PROCEEDINGS

           The Company is involved in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation, tort and other general liability and automobile liability, for which the Company carries insurance or is self-insured, as well as trademark, copyright and related litigation, and wrongful discharge and other employer/employee claims and litigation. The Company believes that no such legal proceedings will have a material adverse effect on the business or financial condition of the Company. See "Item 1. Business--Environmental Compliance" for a description of certain environmental litigation to which the Company is a party.

           During fiscal years 1993, 1994 and 1995, the Company had exclusive supply arrangements (the "PCP Agreement") with PCP to purchase substantially all of PCP's tomato and fruit production. PCP continued to own and operate its production facilities, as well as purchase raw products through its established grower network. The PCP Agreement was to expire in June 1998. During fiscal 1995, the U.S. Federal Trade Commission ("FTC") conducted an investigation to determine whether the supply arrangement was in violation of certain United States antitrust laws. In January 1995, the Company and PCP agreed to terminate the PCP Agreement and other supply and purchase option agreements in settlement of the FTC investigation. The Company negotiated a consent order with the FTC which was issued on April 11, 1995. Pursuant to this consent order, the PCP Agreement was terminated in late fiscal 1995. The order imposes restrictions on the Company's ability to acquire existing domestic canned fruit businesses and assets.

           The Company is engaged in ongoing discussions with the FDA concerning the Company's FreshCut brand labeling on certain tomato, vegetable and pineapple products. The Company believes that its labeling complies in all respects with applicable law. However, as part of these discussions, the Company has proposed modifying its labeling in order to address certain concerns expressed by the FDA.

           On March 25, 1997, the entities that purchased the Company's Mexican subsidiary in October 1996 commenced an action in Texas state court entitled HMTF Acquisition Corp. et al v. Del Monte Corporation, alleging, among other things, that the Company breached the agreement with respect to the purchase because the financial statements of the Mexican subsidiary did not fairly present its financial condition and results of operations in accordance with U.S. generally accepted accounting principles. The purchasers have claimed damages in excess of $10 million as a result of these alleged breaches. In connection with this action, $8 million of the cash proceeds payable to current shareholders and certain members of senior management of DMFC in the Recapitalization will be held in escrow and applied to fund the Company's costs and expenses in defending the action, with any remaining amounts available to pay up to 80% of any ultimate liability of the Company to the purchasers. Separately, the purchasers claim that they are entitled to receive from the Company as a purchase price adjustment an additional approximately $2.6 million pursuant to provisions of the purchase agreement. The Company does not believe that these claims, in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 17, 1997, a Special Meeting of Stockholders of Del Monte Foods Company was held to consider (i) the merger of Shield with and into DMFC pursuant to the Merger Agreement, (ii) the management equity compensation plan referred to in the Merger Agreement and (iii) amendments to the Charter of DMFC necessary to be consistent with the Merger Agreement. One hundred ninety-eight thousand sixty-eight shares of Class A Common Stock; 6,716 shares of Class C Common Stock; 97,254 shares of Class D Common Stock; 25,000 shares of Class E Common Stock and 50,000 shares of Class F Common Stock; 7,195,748.818 shares of Series A1 Preferred Stock; 1,661,271 shares of Series A2 Preferred Stock; 1,730,204.650 shares of Series B Preferred Stock; 1,522,353.269 shares of Series C Preferred Stock; 1,466,582.463 shares of Series D Preferred Stock; 3,596,865.931 shares of Series E Preferred Stock; and 1,128.815 shares of Series F Preferred Stock were represented by proxy at the meeting. All three matters submitted to the stockholders were approved by a unanimous vote of all shares represented at the meeting.


                              PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND
        RELATED STOCKHOLDER MATTERS

           There is no established public market for any class of DMFC capital stock. See "Item 12. Security Ownership of Certain
Beneficial Owners and Management" for a discussion of the ownership of DMFC.

        ITEM 6. SELECTED FINANCIAL DATA

           The following table sets forth historical consolidated financial information of the Company. The statement of operations data for each of the fiscal years in the four-year period ended June 30, 1996 and the balance sheet data as of June 30, 1993, 1994, 1995 and 1996 have been derived from consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The statement of operations data for the year ended June 30, 1997 and the balance sheet data as of June 30, 1997 have been derived from consolidated financial statements of the Company audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                      Fiscal Year Ended June 30,

                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
                            (Dollars in millions, except per share amounts)
Statement of
Operations Data:
 Net sales(a)............   $ 1,217   $ 1,305   $ 1,527   $ 1,500   $ 1,556
 Cost of sales(a)........       817       984     1,183     1,208     1,213
                            -------   -------   -------   -------   -------

 Gross profit............       400       321       344       292       343
 Selling, advertising,
  administrative and
  general expenses(a)(b)        327       239       264       225       286
 Special charges(c)......        --        --        --        --       140
                            -------   -------   -------   -------   -------

 Operating income (loss).        73        82        80        67       (83)
 Interest expense........        52        67        76        61        68
 Loss (gain) on sale
  of assets(d)...........         5      (107)       --       (13)      (13)
 Other (income)
  expense(e).............        30         3       (11)        8         4
                            -------   -------   -------   -------   -------

 Income (loss) before
  income taxes, minority
  interest, extraordinary
  item and cumulative
  effect of accounting
  change(f)(g)...........       (14)      119        15        11      (142)
 Provision for income
  taxes..................        --        11         2         3        10
 Minority interest in
  earnings of subsidiary         --         3         1         5         8
                            -------   -------   -------   -------   -------
 Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting
  change(f)(g)...........       (14)      105        12         3      (160)
 Extraordinary loss(f)...        42        10         7        --        --
 Cumulative effect of
  accounting change(g)...        --         7        --        --        28
                            -------   -------   -------   -------   -------
 Net income (loss).......   $   (56)  $    88   $     5   $     3   $  (188)
                            =======   =======   =======   =======   =======

 Income (loss) per
  common share
 Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting change
  per common share.......   $(261.72) $ 59.40  $(145.35) $(143.08) $(504.36)
 Extraordinary loss......    (129.10)  (26.39)   (18.34)       --        --
 Cumulative effect
  of accounting
  change                          --   (18.14)       --        --    (67.34)
                            --------  -------   -------   -------   -------

 Net income (loss)
  per common
  share(h)...............  $(390.82)  $ 14.87  $(163.69) $(143.08) $(571.70)
                            =======   =======   =======   =======   =======

Selected Ratios:
 Ratio of earnings
  to fixed changes(i)....        --      2.6x      1.2x      1.2x       --
 Deficiency of
  earnings to cover
  fixed charges(i).......   $    14        --        --        --   $  142
Balance Sheet Data:
 Working capital.........   $   116   $    20   $    99   $    88   $   92
 Total assets............       667       736       960       936    1,066
 Total debt..............       610       373       576       569      624
 Redeemable preferred
  stock..................        --       213       215       215      216
 Redeemable common
  stock..................        --         2         2         2        2
 Redeemable Preferred
  Stock..................        32        --        --        --       --
 Stockholders' equity
  (deficit)..............      (412)     (304)     (393)     (384)    (385)

----------------------

(a) Beginning in the fourth quarter of fiscal 1997, certain merchandising allowances, which previously were included as a cost of products sold, have been reclassified to selling expense. Such merchandising allowances totaled $143, $100, $106, $67 and $113 in the fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993 respectively. In addition, certain military distributor allowances, which previously were treated as a reduction in net sales, have been reclassified to selling expense. Such military distributor allowances amounted to $2, $1, $1, $1 and $1 in fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993 respectively. All financial information has been restated to conform to this presentation.

(b) In connection with the Recapitalization in fiscal 1997, expenses of approximately $25 million were incurred primarily for management incentive payments and, in part, for severance payments.

(c) In June 1993, the Company recorded special charges of $140 million, which included $115 million for permanent impairment of acquisition-related intangible assets, including goodwill, and $25 million for facility consolidations.

(d) The Company sold its equity investment in Del Monte Europe in the fiscal quarter ended March 31, 1993 and recognized a $13 million gain. The Company sold its can manufacturing operations in the fiscal quarter ended December 31, 1993 and recognized a $13 million gain. In November 1995, the Company sold its pudding business for $89 million, net of $4 million of related transaction fees. The sale resulted in a gain of $71 million. In March 1996, the Company sold its 50.1% ownership interest in Del Monte Philippines for $100 million, net of $2 million of related transaction fees. The sale resulted in a gain of $52 million of which $16 million was deferred and $36 million was recognized in fiscal 1996. The purchase price included a premium paid to the Company as consideration for an eight-year supply agreement. The gain associated with the value of the premium was deferred and will be amortized over the term of the agreement. In the fiscal quarter ended December 1996, the Company sold Del Monte Latin America. The combined sales price of $50 million, reduced by $2 million of related transaction expenses, resulted in a loss of $5 million. The sales price for Del Monte Latin America is subject to adjustment based on the final balance sheet. The amount of any adjustment to the purchase price is currently in dispute but is not expected to be material. See "Business--Legal Proceedings."

(e) In fiscal 1995, other income reflects the Company's receipt of proceeds of a $30 million letter of credit, reduced by $4 million of related transaction expenses, as a result of the termination of a merger agreement with Grupo Empacador de Mexico, S.A. de C.V. In fiscal 1997, $22 million of expenses were incurred in conjunction with the Recapitalization, primarily for legal, investment advisory and management fees.

(f) In June 1995, the Company refinanced its then-outstanding revolving credit facility, term loan and senior secured floating rate notes. In conjunction with this debt retirement, capitalized debt issue costs of $7 million were written off and accounted for as an extraordinary loss. In December 1995 and April 1996, the

      Company prepaid part of its term loan and senior secured notes. In conjunction with the early debt retirement, the Company recorded an extraordinary loss of $10 million for the early retirement of debt. The extraordinary loss consisted of a $5 million prepayment premium and a $5 million write-off of capitalized debt issue costs related to the early retirement of debt. In fiscal 1997, $42 million of expenses related to the early retirement of debt due to the exchange of PIK Notes and to the Recapitalization was charged to net income. In September 1996, the Company repurchased PIK Notes and, concurrently, exchanged essentially all remaining PIK Notes for 1996 PIK Notes. In conjunction with this repurchase and exchange, capitalized debt issue costs of $4 million, net of a discount on the PIK Notes, were written off and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the Recapitalization in April 1997, the Company recorded $38 million related to the early retirement of debt. The $38 million consisted of previously capitalized debt issue costs of approximately $19 million and a 1996 PIK Note premium payment and a term loan make-whole payment aggregating $19 million.

(g) Effective July 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect of adopting SFAS No. 106 resulted in a charge to fiscal 1993 net earnings of $28 million. Effective July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The cumulative effect of adopting SFAS No. 121 resulted in a charge to fiscal 1996 net earnings of $7 million.

(h) Net income (loss) attributed to common shares is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock.

(i) For purposes of determining the ratio of earnings to fixed charges and the deficiency of earnings to cover fixed charges, earnings are defined as income (loss) before extraordinary item, cumulative effect of accounting change and provision for income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issue costs) and the interest component of rent expense.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended June 30, 1997. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended June 30, 1997 and notes thereto included elsewhere in this Annual Report on Form 10-K.

General

           The Company reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its business cycle, which is highly seasonal. Raw product is harvested and packed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of canned products drops, reflecting, in part, the availability of fresh alternatives. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are impacted by many factors including industry supply and the Company's share of that supply.


           The annual production volume of fruits and vegetables is impacted by general seasonal fluctuations primarily due to weather and overall growing conditions. During the early 1990s, the markets for the Company's principal products of canned vegetables and canned fruit were in a position of stable demand and excess supply. This excess supply primarily resulted from overplanting and abundant harvests of raw product, combined with processing overcapacity. During such periods of industry oversupply, pressure was placed on absolute volumes and gross margins. The Company, as well as certain of its competitors, implemented vegetable plant closures in an attempt to reduce processing overcapacity. The summer 1993 pack and the summer 1995 pack were reduced by weather related fluctuations. Yields from the summer 1993 pack were lower than normal due to flooding in the Midwest. However, the overall industry supply situation remained in excess due to higher than usual inventories attributable to the summer 1992 pack. The summer 1995 pack was below average for both vegetables and fruit due to flooding in the Midwest and heavy rains in California during the winter and spring of 1995. As a result, inventory levels during fiscal 1996 were lower than in previous years, leaving industry supply for vegetables and fruit in a balanced-to-tight position. The summer 1996 pack was slightly below average for fruit, while tomato production was slightly higher than expected. Vegetable production during fiscal 1996 was above average. This, coupled with an industry decrease in sales, resulted in higher than expected carryover inventories of vegetables. In response, vegetable plantings were decreased for summer 1997 which resulted in higher vegetable costs. The summer 1997 pack is expected to yield a sufficient fruit harvest to meet projected sales demand.

           The weather conditions which existed during the summer of 1995 resulted in reduced acreage yields and production recoveries of fruits and vegetables which negatively impacted the Company's production costs in fiscal 1996. During fiscal 1996, the Company's management developed a strategy to increase prices. These price increases resulted in volume and market share decreases for the Company during fiscal 1996 as competitors sold greater volume because their prices remained below the Company's. Despite the reduced market share, the Company's profitability was significantly higher in the fourth quarter of fiscal 1996 as a result of higher net selling prices. These price increases were applied to all product lines in fiscal 1997. Although the Company's aggregate volumes decreased in fiscal 1997 as compared to fiscal 1996, the Company regained and exceeded prior year fruit market share while vegetable market share was maintained and profitability growth continued due to these higher net selling prices. Profitability growth and market share may be unfavorably impacted in the future due to the market dynamics of available supply and competitors' pricing.

           In fiscal 1996, the Company also developed a new marketing strategy which emphasizes consumption-driven trade promotion programs as well as consumer-targeted promotions such as advertising and coupons in an effort to build brand preference and stimulate consumption. This strategy encourages retailers to use store advertisements, displays and consumer-targeted promotions and discourages the use of periodic price-only promotions. Historically, the Company has relied primarily upon periodic price-only trade promotions, rather than consumer promotion.

           In fiscal 1995, Del Monte terminated an exclusive supply agreement with PCP to purchase substantially all of PCP's tomato and fruit production. During fiscal 1996 and the first half of fiscal 1997, the Company sold its pudding business, its 50.1% interest in Del Monte Philippines and all of its interest in Del Monte Latin America. At the end of fiscal 1997, a distribution agreement under which Del Monte sold certain products for Yorkshire at cost expired. These events are collectively referred to as the "Divested Operations."

Results of Operations

           The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of the Company's net sales for such fiscal period:

                              Fiscal Year Ended June 30,
                              --------------------------
                              1997       1996       1995
                              ----       ----       ----
Net sales.................    100%       100%       100%
Cost of products sold.....     67         76         78
                             ----       ----       ----
 Gross margin.............     33         24         22
Selling, advertising,
  administrative and
  general expenses........     27         18         17
                             ----       ----       ----
 Operating income.........      6%         6%         5%
                             ====       ====       ====
Interest expense..........     4%         5%         5%
                             ====       ====       ====

           The following table sets forth, for the periods indicated, the Company's net sales by product categories, expressed in dollar amounts and as a percentage of the Company's total net sales for such period:

                              Fiscal Year Ended June 30,
                              --------------------------
                              1997       1996       1995
                              ----       ----       ----
                               (Dollars in millions)

Net Sales:
 Canned vegetables(a)......  $ 437      $ 402      $ 441
 Canned fruit(a)...........    431        367        394
 Tomato products(a)........    229        217        211
 Canned pineapple(a).......     65         72         66
 Other(b)..................     41         89        219
                             -----      -----      -----
   Subtotal domestic.......  1,203      1,147      1,331
 Latin America.............     17         55         65
 Philippines...............     --        142        180
 Intercompany sales........     (3)       (39)       (49)
                             -----      -----      -----
   Total Net Sales......... $1,217     $1,305     $1,527
                             =====      =====      =====


As a Percentage of Net Sales:
 Canned vegetables(a)......    36%        31%         29%
 Canned fruit(a)...........    35         28          26
 Tomato products(a)........    19         16          14
 Canned pineapple(a).......     5          6           4
 Other(b)..................     4          7          14
                             -----      -----      -----
   Subtotal domestic.......    99         88          87
 Latin America.............     1          4           4
 Philippines...............    --         11          12
 Intercompany sales........    --         (3)         (3)
                             -----      -----      -----
   Total...................   100%       100%        100%
                             =====      =====      =====


----------------------
(a) Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, Warehouse Clubs, Supercenters, Mass Merchandisers and other grocery retailers, as well as the Company's foodservice, food ingredients, export and vegetable private label businesses and military sales.

(b) Includes dried fruit, gel and pudding cups, and certain other retail products, as well as the Company's private label fruit and tomato businesses which were discontinued in fiscal 1995 with the termination of the alliance with PCP.

Fiscal 1997 vs. Fiscal 1996 vs. Fiscal 1995

           Net Sales. Consolidated net sales for fiscal 1997 decreased by $88 million or 7% from fiscal 1996. This decrease was attributable to the absence of the Divested Operations. Net sales for the domestic operations, after adjusting for the effect of Divested Operations, increased by $97 million from $1,072 million in fiscal 1996 to $1,169 million in fiscal 1997 due to higher prices across all product lines. The retail vegetable and fruit businesses increased prices in the second half of fiscal 1996.
The export and foodservice businesses each increased fruit prices at the beginning of fiscal 1997. Generally balanced industry supplies of fruit and the Company's emphasis on consumer promotions were contributing factors towards realizing the higher prices. Volume increases in the fruit business were more than offset by volume decreases in the vegetable and tomato businesses. The volume decrease in the Company's vegetable business reflects, in part, an overall decline in canned vegetable consumption. In fiscal 1997, the Company's market share for Del Monte branded vegetables, based on case volume, was 20.3% versus

20.4% in the previous year, while the Company's market share for Del Monte branded fruit was 40.6% compared to 35.6% for the previous year. Consolidated net sales for fiscal 1996 decreased $222 million or 15% from the prior year due to lower volumes in domestic operations. Net sales for the domestic operations, after adjusting for the effect of Divested Operations, were $1,072 million for fiscal 1996 as compared to $1,110 million for fiscal 1995, a decrease of $38 million or 3%. The Company increased retail fruit and vegetable prices; however, these price increases were not immediately followed by the competition and resulted in lower sales volumes as compared to the prior year. In fiscal 1996, the Company's market share for Del Monte branded vegetables was 20.4% versus 24.1% for the previous year, and the Company's market share for Del Monte branded fruit was 35.6% versus 38.8% for the previous year.

           Del Monte Philippines' net sales for the first nine months of fiscal 1996, until the Company's sale of its interest in this joint venture, accounted for 8% of consolidated net sales for the year ended June 30, 1996. Del Monte Latin America's net sales for fiscal 1996 (4% of consolidated sales in fiscal 1996) decreased $10 million or 15% even though volumes were at approximately the same level as the prior year period. This decrease was primarily due to the significant Mexican peso devaluation.

           Cost of Sales and Gross Profit. Gross margin was 32.9%, 24.6% and 22.5% in fiscal 1997, 1996 and 1995, respectively. Domestic gross margin (adjusted for the absence of the Divested Operations) was 34.0%, 26.4% and 26.4% in fiscal 1997, 1996 and 1995, respectively. Higher selling prices, changes in marketing strategy and relatively stable costs resulted in significantly higher gross profit margin than in prior years. In fiscal 1996, higher manufacturing costs were offset by price increases across all major product lines.

           Del Monte Philippines' gross margins were 17.4% and 11.8% in fiscal 1996 and 1995, respectively. Gross margins for Del Monte Latin America were 24.3% and 23.8% in fiscal 1996 and 1995, respectively. The increases in fiscal 1996 resulted primarily from opportunistic price increases due to inflationary conditions in Mexico with a lag in increases of cost of goods sold due to seasonal packing.

           Selling, Advertising, Administrative and General Expenses. Selling, advertising, administrative and general expense as a percentage of net sales (excluding the Divested Operations) were 27.5%, 19.8% and 21.2% in fiscal 1997, 1996 and 1995, respectively. Selling, advertising, administrative and general expenses for fiscal 1997 increased significantly due to the Recapitalization and the change in marketing strategy. Expenses incurred primarily for management incentive payments and, in part, for severance payments incurred related to the Recapitalization were approximately $25 million. Marketing spending increased as the Company placed more emphasis on consumer promotion programs versus discounts off of retailers' list prices than in prior year.

           Included in general and administrative expenses are research and development costs of $5 million, $6 million and $6 million for fiscal 1997, 1996 and 1995, respectively. Research and development spending in fiscal 1997, 1996 and 1995 remained focused on strategic spending to maintain the existing business and to develop product line extensions.

           Interest Expense. Interest expense decreased 22% in fiscal 1997 compared to fiscal 1996. This decrease was due to the lower outstanding debt balances during the first nine months of fiscal 1997 (before the Recapitalization). The 12% decrease in interest expense for fiscal 1996 compared to fiscal 1995 resulted from lower net borrowings under the Company's revolving credit facility and lower outstanding debt balances resulting in part from the sale of the Divested Operations.

           Other (Income) Expense. Other expense for fiscal 1997 increased due to $22 million of expenses incurred in the Recapitalization (primarily legal, investment advisory and management fees). Also included in fiscal 1997 other expense is the revaluation of a long-term asset. Other income for fiscal 1995 reflects the Company's receipt of the proceeds of a $30 million letter of credit (reduced by $4 million of related transaction expenses) as a result of the termination of the merger agreement with Grupo Empacador de Mexico, S.A. de C.V. in September 1994.

           Provision for Income Taxes. There was no tax provision in fiscal 1997 compared to a provision of $11 million in fiscal 1996. This decrease was primarily due to the expenses of the Recapitalization. The provision increased to $11 million in fiscal 1996 from $2 million in fiscal 1995 primarily due to alternative minimum tax and state income tax as a result of the sales of divested assets in fiscal 1996. As of June 30, 1997, the Company had $84 million in net operating loss carryforwards for tax purposes, which will expire between 2008 and 2012.

           Extraordinary Loss. In conjunction with the 1996 Exchange Offer, capitalized debt issue costs of approximately $4 million, net of a discount on the PIK Notes, were charged to net income in fiscal 1997 and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the Recapitalization, previously capitalized debt issue costs of approximately $19 million and a 1996 PIK Note premium and a term loan make-whole aggregating $19 million were charged to fiscal 1997 net income and accounted for as an extraordinary loss. The net proceeds of the pudding business sale and proceeds of the Del Monte Philippines sale were used for the early retirement of debt. In conjunction with this early debt retirement, in the second and fourth quarters of fiscal 1996, $5 million in capitalized debt issue costs were written off and $5 million primarily related to a prepayment premium were charged to income, both of which have been accounted for as an extraordinary item. In June 1995, the Company refinanced its then-outstanding revolving credit facility, term loan and senior notes. In conjunction with the debt retirement, capitalized debt issue costs of $7 million were written off and accounted for as an extraordinary loss as required by generally accepted accounting principles.

           Cumulative Effect of Accounting Change. Effective
July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be
Disposed Of." The cumulative effect of adopting SFAS No. 121 resulted in a charge to fiscal 1996 net earnings of $7 million.

Recently Issued Accounting Standards

           In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 granted companies the option to recognize and measure compensation costs related to employee stock plans based on either the fair value of the award at date of grant or the difference between the quoted market price of the stock at the date the award is granted over the amount the employee must pay to acquire the stock (the "intrinsic value based method"). The Company plans to implement a stock option program and a stock purchase program during the next fiscal year.

           In October 1996, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1 "Environmental Remediation Liabilities". The SOP provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. SOP No. 96-1 is required to be adopted for fiscal years beginning after December 15, 1996. The Company will adopt SOP 96-1 in the first quarter of 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

           The FASB recently issued SFAS No. 128, "Earnings per Share"; SFAS No. 129, "Disclosure of Information about Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company believes the effect of adoption of these statements will not be material.

      Liquidity and Capital Resources

           The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit and other short-term borrowing facilities are the Company's primary sources of liquidity.

Operating Activities

           The working capital position of the Company is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The Company uses funds from its Revolving Credit Facility, which provides for a $350 million line of credit, to finance the seasonal working capital needs of its operations.

           In fiscal 1997, cash provided by operations decreased by $35 million over fiscal 1996 primarily due to various expenses associated with the Recapitalization, as well as an increase in inventories due to lower sales volume during the year than anticipated. Cash provided by operating activities decreased by $3 million in fiscal 1996 over fiscal 1995 primarily due to a decrease in inventories and in accounts receivable offset by a decrease in accounts payable and accrued expenses. The decrease in inventories resulted from high carry-over inventories from fiscal 1995 versus low inventory levels at the end of fiscal 1996 due to a tight industry supply of certain inventory items. The decrease in accounts receivable resulted primarily from a decrease in sales activity during June 1996 as compared to June 1995. The decrease in accounts payable and accrued expenses was due primarily to a decrease in amounts payable to PCP due to the termination of a joint venture at the end of fiscal 1995 and a decrease in marketing accruals due to a change in marketing strategy during fiscal 1996. Also impacting accrued expenses in fiscal 1996 was a charge to an accrual established in fiscal 1993 to implement multi-year cost savings measures. The decrease occurred as costs associated with fiscal 1996 consolidation efforts were charged to this accrual.

Investing Activities

           The decrease of $133 million in cash provided by investing activities in fiscal 1997 versus fiscal 1996 and the increase of $191 million in cash provided by investing activities in fiscal 1996 versus fiscal 1995 was principally due to net cash proceeds from the sale of its Pudding Business ($85 million) and the sale of its interest in Del Monte Philippines ($98 million) in fiscal 1996. The effect of the fiscal 1996 divested asset sales was partially offset in fiscal 1997 by the sale of the Company's Latin America subsidiaries ($48 million).

           Capital expenditures for fiscal 1997 were $20 million including approximately $1 million for environmental compliance. The Company expects that capital expenditures during fiscal 1998 will be approximately $40 million as the Company implements a new program which is intended to generate cost savings by introducing new equipment that would result in general production efficiencies. Capital expenditures are expected to be funded from internally generated cash flows and by borrowing from available financing sources.

Financing Activities - 1997 Activity

           The Recapitalization. On February 21, 1997, DMFC entered into a Merger Agreement which was amended and restated as of April 14, 1997, with TPG and Shield. On April 18, 1997, DMFC was recapitalized through the merger of Shield with and into DMFC with DMFC being the surviving corporation. By virtue of the Recapitalization, shares of DMFC's preferred stock having an implied value of approximately $14 million held by certain of DMFC's stockholders who remained investors were cancelled and were converted into the right to receive new DMFC Common Stock.
All other shares of DMFC stock were cancelled and were converted into the right to receive cash consideration. In connection with the Recapitalization, Del Monte Corporation repaid substantially all of its funded debt obligations existing immediately before the Recapitalization. In the Recapitalization, the common stock and preferred stock of Shield was converted into new shares of Common Stock and Preferred Stock, respectively, of DMFC.

           Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 1,000,000 shares of new Common Stock, $.01 par value, and 1,000,000 shares of new

Preferred Stock, $.01 par value, and issued and has outstand-ing 140,000 shares of Common Stock, and 35,000 shares of Preferred Stock.

           Cash funding requirements for the Recapitalization totaled $809 million and included repayment of $158 million of PIK Notes, $113 million of the then-existing term loan, and $30 million of the then-existing revolving credit facility. In addition, $422 million was paid to former shareholders as cash consideration for their shares and approximately $86 million was paid in other fees and expenses. These cash funding requirements were satisfied through the following: (i) a cash equity investment by TPG and other investors of $126 million in common stock; (ii) a cash equity investment by TPG and other investors of $35 million in shares of redeemable preferred stock and warrants to purchase
Common Stock; (iii) $380 million of borrowings under the Term
Loan facility; (iv) $119 million of borrowings under the Revolving Credit Facility; (v) $147 million from the net proceeds of the offering of the Unregistered Notes; and (vi) $2 million of proceeds from the sale of a surplus property.

           Bank Financing. Concurrent with the Recapitalization, the Company entered into a credit agreement with respect to the Bank Financing. The Term Loan Facility provides for term loans in the aggregate amount of $380 million, consisting of Term Loan A of $200 million and Term Loan B of $180 million. The Revolving Credit Facility provides for revolving loans in an aggregate amount of $350 million, including a $70 million Letter of Credit subfacility. The Revolving Credit Facility will expire in fiscal 2003, Term Loan A will mature in fiscal 2003, and Term Loan B will mature in fiscal 2005. Scheduled principal payments on Term Loan A begin in the first quarter of fiscal 1999 and continue quarterly through maturity. Initial quarterly amortization is approximately $8 million per quarter, rising periodically at approximately $1 million per quarter to a final quarterly amortization, beginning in the first quarter of fiscal 2003, of approximately $17 million through maturity. Scheduled principal payments on Term Loan B begin in the third quarter of fiscal 1998 and continue quarterly through maturity. Initial quarterly amortization is nominal, amounting to approximately $2 million per year. Substantial amortization begins in the fourth quarter of fiscal 2004, with quarterly amortization of approximately $42 million. The interest rates applicable to amounts outstanding under Term Loan A and the Revolving Credit Facility are, at the Company's option, either (i) the base rate (the higher of .50% above the Federal Funds Rate and the bank's reference rate) plus 1.25% or (ii) the reserve adjusted offshore rate plus 2.25%. Interest rates on Term Loan B are, at the Company's option, either (i) the base rate plus 2.00% or (ii) the offshore rate plus 3.00%.

           In conjunction with the Bank Financing, previously capitalized debt issue costs of approximately $19 million and a 1996 PIK Note premium and a term loan make-whole aggregating $19 million were charged to net income and accounted for as an extraordinary loss.

           Senior Subordinated Notes. In connection with the Recapitalization, on April 18, 1997, the Company issued senior subordinated notes with an aggregate principal amount of $150 million and received gross proceeds of $147 million. The Unregistered Notes accrue interest at 12.25% per year, payable semiannually in cash on each April 15 and October 15. These Unregistered Notes are guaranteed by DMFC and mature on April 15, 2007. The Unregistered Notes are redeemable at the option of the Company on or after April 15, 2002 at a premium to par that initially is 106.313% and that decreases to par on April 15, 2006 and thereafter. On or prior to April 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of Unregistered Notes originally issued with the net cash proceeds of one or more public equity offerings at a redemption price equal to 112.625% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of Unregistered Notes originally issued remains outstanding immediately after any such redemption. The Unregistered Notes were issued with registration rights requiring the Company to exchange the Unregistered Notes for new notes registered under the Securities Act of 1933, as amended. The form and terms of the Subordinated Notes are substantially the same as the Unregistered Notes, except that there is no restriction on the transfer thereof. The Company filed a registration statement on Form S-4 with respect to the Unregistered Notes on June 12, 1997, which became effective on June 24, 1997. The exchange of the Subordinated Notes for the Unregistered Notes was completed on July 31, 1997.

           1996 Exchange Offer. Also included in fiscal 1997 financing activity is an exchange offer that occurred in September 1996. In
August 1996, the Company offered to redeem (the "1996 Exchange
Offer") a portion of its outstanding Subordinated Guaranteed
Pay-in-Kind Notes ("PIK Notes") for a cash payment and exchange the remaining PIK Notes for new Senior Subordinated Guaranteed
Pay-in-Kind Notes due 2002. On September 11,

1996, the Company repurchased PIK Notes in an aggregate amount of $102 million for a cash payment of $100 million and, concurrently, exchanged essentially all remaining PIK Notes for 1996 PIK Notes in an aggregate amount of $156 million. In addition, the $13 million outstanding in Senior Notes was repaid. Funding for the Exchange Offer was accomplished through the application of $30 million from a collateral account held by the then-existing term lenders, additional borrowing in an aggregate amount of $55 million under the then-existing term loan, and borrowings of approximately $36 million from the then-existing revolving credit facility. In conjunction with the 1996 Exchange Offer, capitalized debt issue costs of approximately $4 million, net of a discount on the PIK Notes, were charged to net income in fiscal 1997 and accounted for as an extraordinary loss.

           The Bank Financing and Subordinated Notes agreements contain restrictive covenants which require the Company to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. The Company was in compliance with all debt covenants at June 30, 1997.

Financing Activities - 1996 Activity

           The increase in net cash used in financing activities of $180 million in fiscal 1996 as compared to fiscal 1995 reflects a lower balance under the Revolving Credit Facility at year end 1996 versus 1995 and higher net pay-down of long-term debt. The higher payments on the Revolving Credit Facility and long-term debt were due to cash available from the Company's sales of the pudding business and Del Monte Philippines. In connection with the early debt repayment, a prepayment penalty of $5 million was charged to income and recorded as an extraordinary loss. Included in other financing activities in fiscal 1996 was a deposit of $30 million of Del Monte Philippines sale proceeds into the Specific Proceeds Collateral Account until agreement was reached with the Term Lenders as to final application.

Pension Funding

           Del Monte's defined benefit retirement plans have been determined to be underfunded under federal ERISA guidelines. It has been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with the Recapitalization, the Company has entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company will contribute a total of $55 million to its defined benefit pension plans through calendar 2001 of which $15 million was contributed within 30 days after the consummation of the Recapitalization. The contributions to be made in 1999, 2000 and 2001 will be secured by a $20 million letter of credit to be obtained by the Company by August 31, 1998.

           Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Tax Net Operating Loss Carryforwards

           As of June 30, 1997, the Company had $84 million in net operating loss carryforwards for tax purposes, which will expire between 2008 and 2012.

Inflation

           The Company's costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. However, the Company has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure.

Environmental Matters

           As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations, both foreign and domestic, are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company believes that it is in substantial compliance with all such laws and regulations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations. The Company spent an aggregate of $5 million on domestic environmental expenditures from fiscal 1995 through fiscal 1997, and projects that it will spend an aggregate of approximately $4 million in fiscal 1998 and 1999 on capital projects and other expenditures in connection with environmental compliance.

           In addition, in connection with the Company's divestiture of owned or operated properties, the Company may be required to remediate environmental conditions at such properties. The Company has also identified certain conditions that require remediation at properties it continues to own or operate. The Company does not expect that such remediation costs will have a material adverse effect on the Company's financial condition or results of operations.

           The Company has been notified by governmental authorities and private claimants that it may be a potentially responsible party ("PRP") for environmental investigation and remediation costs at certain designated "Superfund Sites" under CERCLA or under similar state laws. The Company resolved its liability at three Superfund Sites in fiscal 1996 and at two Superfund Sites in fiscal 1997. Currently, the Company is involved as a PRP at six Superfund Sites. The Company is indemnified for any liability at two of these sites.

           In most cases, the Company is considered a PRP because it sent certain wastes (usually non-hazardous materials) from its operations to these sites for disposal. With respect to the four Superfund Sites at which the Company is currently involved and is not indemnified by another party, the environmental investigation and remediation are at various stages. Because the investigation and remediation process is usually long and complicated, it is sometimes difficult to predict the ultimate extent of the Company's liability. However, at most Superfund Sites, the Company has a de minimis share of liability. There can be no assurance that the Company will not be identified as a PRP at additional sites in the future or that additional remediation requirements will not be imposed on properties currently owned and operated. In addition, there can be no assurance that other sites to which the Company has sent waste will not be identified for investigation or proposed for listing under CERCLA or similar state laws. The Company believes that its CERCLA and other environmental liabilities, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS



Del Monte Foods Company and subsidiaries

                                                              Page

   Report of Independent Auditors............................. 25
   Consolidated Balance Sheets - June 30, 1997 and 1996....... 26
   Consolidated Statements of Operations - Years ended
   June 30, 1997, 1996 and 1995 .............................. 27
   Consolidated Statements of Stockholders' Equity (Deficit)
    - Years ended June 30, 1997, 1996 and 1995 ............... 28
   Consolidated Statements of Cash Flows - Years ended
   June 30, 1997, 1996 and 1995 .............................. 30
   Notes to Consolidated Financial Statements................. 31

                  REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Del Monte Foods Company


   We have audited the accompanying consolidated balance sheet of Del Monte Foods Company and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Del Monte Foods Company and subsidiaries as of June 30, 1996 and for each of the years in the two-year period ended June 30, 1996 were audited by other auditors whose report, dated August 29, 1996, on those statements included an explanatory paragraph that described the change in the Company's method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of discussed in Note A to the financial statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                  KPMG PEAT MARWICK LLP


August 22, 1997
San Francisco, California

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
          (Dollars in Millions Except Per Share Amounts)

                                                 June 30,
ASSETS                                         1997    1996
------                                       --------------
Current assets
     Cash and cash equivalents                $   5  $   6
     Restricted cash                                    30
     Trade accounts receivable,
     net of allowance                            67     98
     Other receivables                            2      8
     Inventories                                339    304
     Prepaid expenses and other
     current assets                               9     13
                                              ----- ------
     TOTAL CURRENT ASSETS                       422    459

Property, plant and equipment, net              222    247
Other assets                                     23     30
                                             ------ ------
     TOTAL ASSETS                              $667   $736
                                               ====   ====

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
Accounts payable and accrued expenses          $222   $202
Short-term borrowings                            82     43
Current portion of long-term debt                2       7
                                             ------ ------
     TOTAL CURRENT LIABILITIES                  306    252

Long-term debt                                  526    323
Other noncurrent liabilities                    215    250
Redeemable common stock ($.01 par value per
  share, 1,650,000 shares authorized; issued
  and outstanding: 159,386 at June 30, 1996)             2
Redeemable preferred stock ($.01 par value per
   share,32,493,000 shares authorized; issued
   and: outstanding 17,300,041 at June 30, 1996;
   aggregate liquidation preference: $579)             213
Redeemable preferred stock ($.01 par value
per share, 1,000,000 shares authorized; issued
and  outstanding: 35,000 at June 30, 1997;
aggregate liquidation preference: $35)          32
Stockholders' equity (deficit):
   Common stock ($.01 par value per share, 1,700,000
   shares authorized;
   issued and outstanding: 223,468 in 1996)
   Common stock ($.01 par value per share,
   1,000,000 shares authorized;
   issued and outstanding: 140,000 in 1997)
   Paid-in capital                            129       3
   Retained earnings (deficit)               (541)   (281)
   Cumulative translation adjustment                  (26)
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (412)   (304)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $667    $736
                                             ====    ====


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Millions Except Per Share Amounts)

                                                               Year
                                                          Ended June 30,
                                        1997     1996          1995
                                      --------  --------      ------
Net sales                               $1,217   $1,305       $1,527
Cost of products sold                      817    984          1,183
                                        ------   ------        -------
     Gross profit                          400    321            344
Selling, advertising, administrative
 and general expense                       327    239            264
                                        --------  -------    -------
     OPERATING INCOME                       73     82             80

Interest expense                            52     67             76
Loss (gain) on sale of divested
assets (Note B)                              5   (107)
Other (income) expense (Note D)             30      3            (11)
                                        -------  -----        -------

 INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTEREST, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                      (14)    119             15


Provision for income taxes                         11              2
Minority interest in earnings
 of subsidiary                                      3              1
                                                ------       --------

 INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                      (14)    105             12

Extraordinary loss from refinancing of
debt and early debt retirement             42      10              7
Cumulative effect of accounting change              7
                                      ______    _____          ______

      NET INCOME (LOSS)               $  (56)  $   88        $     5
                                      ======   ======         =======


Net income (loss) attributable to
common shares                         $ (126)  $    6        $   (66)
                                       ======   ======        =======

      Income (loss) per common share:
         Income (loss) before
         extraordinary item
         and cumulative effect of
         accounting change          $(261.72)  $59.40      $(145.35)
      Extraordinary loss from
      refinancing of debt and
      early debtretirement           (129.10)  (26.39)       (18.34)
      Cumulative effect of
      accounting change                        (18.14)
                                     _______  _______       _______
           Net income (loss)
           per common share         $(390.82) $ 14.87      $(163.69)
                                     ========  ========     ========

          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (Dollars in Millions)

                                                           Notes
                                                        Receivable
                         Common       Paid-in              from
                          Stock       Capital           Stockholders
                          -----       -------            ------------



Balance at June 30,1994    $ --        $  3               $ (1)

Repurchase of shares
Net income
Cumulative translation
adjustment
                            -------     -------          -------

Balance at June 30, 1995     --           3                 (1)

Repayment of notes
receivable from                                              1
stockholders Repurchase of
shares Net income
                             -------    -------          -------

Balance at June 30, 1996       --         3                --

Cancellation of shares in
connection with the                      (3)
Recapitalization Issuance               129
of shares  Net loss
Cumulative translation
adjustment
                             -------   -------          -------
Balance at June 30, 1997    $ --       $129              $ --
                             =====     ====               =====




                                   Retained   Cumulative     Total
                                     Earnings  Translation Stockholders'
                                   (Deficit)   Adjustment   (Deficit)
                                   ---------   ----------   ---------


Balance at June 30,1994             $(374)       $(12)       $(384)

Repurchase of shares
Net income                              5                        5
Cumulative translation
adjustment                            (14)        (14)
                                    --------     -----        -----

Balance at June 30, 1995             (369)        (26)        (393)

Repayment of notes
receivable from                                                  1
stockholders Repurchase of
shares Net income                      88                       88
                                      ----       -----       ------

Balance at June 30, 1996             (281)        (26)        (304)

Cancellation of shares in connection
with the Recapitalization            (204)                    (207)
Issuance of shares                                             129
Net loss                              (56)                     (56)
Cumulative translation
adjustment                                        26            26
                                      -----      ----         -------
Balance at June 30, 1997             $(541)     $ --          $(412)
                                      =====      =====         ======


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)



                                          Number of Shares

                               Common                             Total Common
                                Stock   Class A  Class B  Class E    Shares
                                -----   -------  -------  -------    ------


Shares issued and outstanding
at June 30, 1994                         218,062            25,000  243,062

Repurchase of shares                     (3,353)                     (3,353)
                               --------  --------- ------  -------  ---------

Shares issued and outstanding
at June 30, 1995                214,709                     25,000  239,709

Repurchase of shares                     (16,241)                   (16,241)
                               --------   -------  ------  --------  -------

Shares issued and outstanding
at June 30, 1996                          198,468           25,000   223,468

Cancellation of shares                   (198,468)         (25,000) (223,468)

Issuance of shares           140,000                                 140,000
                             -------     -------  ------   --------  -------

Shares issued and
outstanding at
June 30, 1997                140,000        --     --        --      140,000
                             =======     ======   ======   ========  ========


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Millions)

                                              Year Ended June 30,
                                              -------------------
                                         1997     1996          1995
                                        ------    --------    ------
OPERATING ACTIVITIES:
Net income (loss)
Adjustments to reconcile net income
(loss)                                $    (56) $   88       $    5
to net cash flows:
   Extraordinary loss from refinancing of
   debt and early debt retirement           42     107            7
   Cumulative effect of accounting change
   Loss (gain) on sale of divested assets    5    (107)
   Loss on sales of assets                   3       2            3
   Depreciation and amortization            29      31           40
   Minority interest in earnings of
   subsidiary                                                    1
Changes in operating assets
and liabilities:
      Accounts receivable                   24      33          (37)
      Inventories                          (48)     11          (21)
      Prepaid expenses and other
      current assets                         3      (2)           3
      Other assets                           6       1            4
      Accounts payable and accrued
      expenses                              29     (28)          25
      Other non-current liabilities        (12)     14           33
                                          ------  ------       ----

       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                 25      60           63

INVESTING ACTIVITIES:
      Capital expenditures                 (20)    (16)         (24)
      Proceeds from sales of
      fixed assets                           9       4            3
      Proceeds from sales of
      divested assets                       48     182
                                           ----   ------     ------
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                37    170          (21)

FINANCING ACTIVITIES:
      Short-term borrowings              1,137  1,276        1,901
      Payment on short-term
      borrowings                        (1,098)(1,354)       (1,867)
      Proceeds from
      long-term borrowing                  582                  188
      Principal payments on
      long-term debt                      (407)  (108)         (238)
      Deferred debt issuance costs         (26)    (2)          (24)
      Prepayment penalty                   (20)    (5)
      Payments to previous shareholders
      for cancellation of stock           (422)
      Issuance of common and preferred
      stock                                161
      Specific Proceeds
      Collateral Account                    30    (30)
      Dividends paid to minority
      shareholders                                              (1)
      Other                                        (1)          (3)

        NET CASH USED IN
        FINANCING ACTIVITIES               (63)   (224)        (44)


Effect of exchange rate
 changes on cash and cash equivalents               (8)          3
                                          ------  -----       ----
        NET CHANGE IN CASH AND CASH
        EQUIVALENTS                        (1)      (2)          1
Cash and cash equivalents at
beginning of year                           6        8           7
                                           -----   ------     ----
        CASH AND CASH EQUIVALENTS
        AT END OF YEAR                $     5     $  6       $   8
                                         =======  =======    =====

          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in Millions Except Per Share Amounts)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

    Business: Del Monte Foods Company ("DMFC") and its wholly owned subsidiary, Del Monte Corporation ("DMC"), (DMFC together with DMC, "the Company") purchased the Del Monte processed foods division of RJR Nabisco, Inc. effective January 9, 1990 ("the Acquisition"). The Company operates in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruits and tomato products. The Company primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. The Company holds the rights to the Del Monte brand in the United States.

   Basis of Accounting: Pursuant to the Agreement and Plan of Merger, dated February 21, 1997, and amended and restated as of April 14, 1997 (the "Merger Agreement"), entered into among TPG Partners, L.P., a Delaware partnership ("TPG"), TPG Shield Acquisition Corporation, a Maryland corporation ("Shield"), and DMFC, Shield merged with and into DMFC (the "Merger"), with DMFC being the surviving corporation. By virtue of the Merger, shares of DMFC's preferred stock having an implied value of approximately $14 held by certain of DMFC's stockholders, who remained investors, were cancelled and were converted into the right to receive common stock of the surviving corporation. All other shares of DMFC stock were cancelled and were converted into the right to receive cash consideration as set forth in the Merger Agreement. In the Merger, the common stock and preferred stock of Shield was converted into shares of new DMFC common stock and preferred stock, respectively. The Merger was accounted for as a leveraged recapitalization for accounting purposes (the "Recapitalization"); accordingly, all assets and liabilities are stated at historical cost. In connection with the Merger, DMC repaid substantially all of its funded debt obligations existing immediately before the closing of the Merger.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: Certain amounts reported in the consolidated financial statements are based on management estimates. The ultimate resolution of these items may differ from those estimates.

   Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

   Restricted Cash: Restricted cash at June 30, 1996 represents a portion of the proceeds from the Company's sale of its 50.1% interest in Del Monte Pacific Resources Limited ("Del Monte Philippines"), a joint venture operating primarily in the Philippines, which were deposited into the Specific Proceeds Collateral Account until agreement was reached with the Term Loan lenders as to final application of the funds (see Note B). These funds were used to repurchase outstanding PIK Notes in September 1996.

   Inventories: Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the LIFO method. The Company has established various LIFO pools that have measurement dates coinciding with the natural business cycles of the Company's major inventory items.

   Inflation has had a minimal impact on production costs since the Company adopted the LIFO method as of July 1, 1991.
Accordingly, there is no significant difference between LIFO inventory costs and current costs.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and depreciated over their estimated useful lives, principally by the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized.

   The principal estimated useful lives are: land improvements -- 10 to 30 years; building and leasehold improvements -- 10 to 30 years; machinery and equipment -- 7 to 15 years. Depreciation of plant and equipment and leasehold amortization was $24, $26 and $34 for the years ended June 30, 1997, 1996 and 1995, respectively.

   Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

   Research and Development: Research and development costs are included as a component of "Selling, advertising, administrative and general expense." Research and development costs charged to operations were $5, $6 and $6 for the years ended June 30, 1997, 1996 and 1995, respectively.

   Foreign Currency Translation: For the Company's operations in countries where the functional currency is other than the U.S. dollar, asset and liability accounts were translated at the rate in effect at the balance sheet date, and revenue and expense accounts were translated at the average rates during the period. Translation adjustments were reflected as a separate component of stockholders' equity.

   Interest Rate Contracts: To manage interest rate exposure, the Company uses interest-rate swap agreements. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets.

   Fair Value of Financial Instruments: The carrying amount of the Company's financial instruments, which primarily include cash, accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

   The carrying amounts of the Company's borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the Subordinated Notes, approximate their fair value. At June 30, 1997, the fair value of the Subordinated Notes was $161, as estimated based on quoted market prices from dealers.

   The fair value of the interest rate swap agreements at June 30, 1997 was $(1). The fair value of interest rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.

   Net Income (Loss) per Common Share: Net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and redeemable common shares outstanding during the period. Net income (loss) attributable to common shares is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock.

   Minority Interest: Minority interest represents the minority shareholders' proportionate share of the earnings of Del
Monte Philippines, a consolidated subsidiary.

   Change in Accounting Principle: Effective July 1, 1995, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that assets held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified certain events as possible indicators that an asset's carrying value may not be recoverable including the elimination of or a significant reduction in a product line. Future cash flows will be estimated based on current levels of production, market sales

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


price and operating costs adjusted for expected trends. The statement also requires that all long-lived assets, for which management has committed to a plan to dispose, be reported at the lower of carrying amount or fair value. During fiscal 1996, a review of assets to be disposed of resulted in identification of certain assets (farm lands and plants no longer in use) whose carrying value exceeded their present fair value, and a loss of $7 was recorded. The Company does not depreciate long-lived assets held for sale.

   Reclassification: Beginning in the fourth quarter of fiscal 1997, certain merchandising allowances, which previously were included as a cost of products sold, have been reclassified to selling expense. Such merchandising allowances totaled $143, $100 and $106 in the fiscal years ended June 30, 1997, 1996, and 1995, respectively. In addition, certain military distributor allowances, which previously were treated as a reduction in net sales, have been reclassified to selling expense. Such military distributor allowances amounted to $2, $1 and $1 in fiscal years ended June 30, 1997, 1996 and 1995, respectively. All financial information has been restated to conform to this presentation.


NOTE B -- DIVESTED ASSETS

   Del Monte Latin America. On August 27, 1996, the Company signed a stock Purchase Agreement to sell its Latin America subsidiaries to an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). This Agreement was amended and restated on October 25, 1996 for the sale of only the Company's Mexican subsidiary, Productos Del Monte, S.A. de C.V. ("PDM") to an affiliate of Hicks Muse for $38 which was completed on October 28, 1996. The sale of the Central America and Caribbean subsidiaries to an affiliate of Donald W. Dickerson, Inc. for $12 was completed on November 13, 1996. The sales price for PDM is subject to adjustment based on the final balance sheet. The amount of any adjustment to the purchase price is currently in dispute but is not expected to be material. In addition, the purchasers have alleged, among other things, that the Company breached the purchase agreement because the financial statements of the Mexican subsidiary did not fairly present its financial condition and results of operations in accordance with U.S. generally accepted accounting principles. The Company does not believe that this claim will have a material adverse effect on the Company's financial position or results of operations (see Note H). The combined proceeds of both sales of $50, reduced by $2 of related transaction expenses, resulted in a loss of $5.

   The following results of the Latin American operations are included in the Statements of Operations:

                                         Year Ended June 30,
                                         -------------------
                                      1997      1996      1995
                                      -----    -------  -------
Net sales                             $17      $55       $65
Costs and expenses                     17       50        62
                                    -----      -----     -----
Income from operations
before income taxes                  --          5         3
Provision for income taxes                       1         1
                                   ------      ------    ------
Income from Latin
American operations                  $--     $   4       $ 2
                                     ======    =====     =====

   Del Monte Philippines. On March 29, 1996, the Company sold its 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, for $100 net of $2 of related transaction expenses. This sale resulted in a gain of $52, reduced by taxes of $6. Of the net gain of $46, $16 was deferred and $30 was recognized in fiscal 1996. The purchase price included a premium paid to the Company as consideration for signing an eight-year supply agreement whereby the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term. The gain associated with the value of the premium was deferred and will be amortized over the term of the agreement.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)




   The following results of the Del Monte Philippines operations are included in the Statements of Operations:

                                      Year Ended
                                      June 30,
                                      --------
                                   1996      1995
                                   ----      ----
Net sales                         $102      $142
Costs and expenses                  97       141
                                 ------     -----
Income from operations
before income taxes                 5          1
Provision for income taxes          2
                                  ----        ---
Income from operations           $  3       $  1
                                  =====       ===

   All of the net proceeds from the sale of Del Monte Philippines were temporarily applied to the revolving credit facility. In April 1996, $13 of Senior Secured Notes were prepaid along with a $1 prepayment premium recorded as an extraordinary loss. In addition, $30 was placed in the Specific Proceeds Collateral Account until final agreement was reached with the Term Loan lenders as to the application of funds. These funds were used in the September 1996 exchange offer.

   Pudding Business. On November 27, 1995, the Company sold its Pudding Business, including the capital assets and inventory on hand, to Kraft Foods, Inc. ("Kraft") for $89, net of $4 of related transaction expenses. The sale resulted in the recognition of a $71 gain, reduced by $2 of taxes.

   The following results of the Pudding Business are included in the Statements of Operations:

                                    Year Ended
                                      June 30,
                                      --------
                                  1996      1995
                                  ----      ----

Net sales                         $15        $47
Costs and expenses                 11         33
                                 ----        ----
Income from operations           $  4        $14
                                  ====       ====

   The net proceeds received from the Pudding Business sale were used to prepay $54 of the term debt and $25 of the Senior Secured Notes. In conjunction with the prepayment, the Company recorded an extraordinary loss for the early retirement of debt. The extraordinary loss consists of a $4 prepayment premium and a $5 write-off of capitalized debt issue costs related to the early retirement of debt.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE C -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                              June 30,
                                              --------
                                         1997          1996
                                         -------    ---------
Trade Accounts Receivable:
Trade                                  $  68          $  99
Allowance for doubtful accounts           (1)            (1)
                                      -------       -------
TOTAL TRADE ACCOUNTS RECEIVABLE       $   67          $  98
                                        ======      =======

Inventories:
Finished product                        $ 239         $ 198
Raw materials and supplies                  13           12
Other, principally packaging material      87            94
                                      --------       ------
TOTAL INVENTORIES                       $ 339         $ 304
                                        ======        =====

Property, Plant and Equipment:
Land and land improvements              $   37       $   44
Buildings and leasehold improvements        93           98
Machinery and equipment                    233          240
Construction in progress                   10             9
                                      ---------      -------
                                           373          391
Accumulated depreciation                 (151)         (144)
TOTAL PROPERTY, PLANT AND EQUIPMENT     $ 222         $ 247

Other Assets:
Deferred debt issue costs               $   19       $   26
Other                                       4            10
                                      --------      -------
                                            23           36
Accumulated amortization                   --            (6)
                                      --------      -------
TOTAL OTHER ASSETS                      $   23        $  30
                                        ======        =====

Accounts Payable and Accrued Expenses:
Accounts payable--trade                 $   79        $  76
Marketing and advertising                   59           39
Payroll and employee benefits               17           18
Current portion of accrued pension
liability                                   12           13
Current portion of other
noncurrent liabilities                      19           22
Other                                       36           34
                                      --------      -------
TOTAL ACCOUNTS PAYABLE AND
ACCRUED EXPENSES                         $ 222        $ 202
                                        ======       ======
Other Noncurrent Liabilities:
Accrued postretirement benefits         $ 145         $ 140
Accrued pension liability                  26            48
Self-insurance liabilities                 15            12
Other                                      29            50
                                      --------      -------
TOTAL OTHER NONCURRENT LIABILITIES      $ 215         $ 250
                                        ======        =====

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE D -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   Short-term borrowings under revolving credit agreements at June 30, 1997 and 1996 were $82 and $43, respectively. Unused amounts under the revolving credit agreements at June 30, 1997 and 1996 totaled $242 and $328, respectively.

   On April 18, 1997, the Company completed a recapitalization transaction in which $301 of proceeds from the transaction were used to repay the outstanding balances of the then-existing $400 revolving credit facility, term loan, and Senior Subordinated Guaranteed Pay-in-Kind Notes. Concurrent with the Recapitalization, the Company entered into a credit agreement with respect to the Term Loan Facility (the "Term Loan") and the Revolving Credit Facility (the "Revolver"). The Term Loan provides for term loans in the aggregate amount of $380, consisting of Term Loan A of $200 and Term Loan B of $180. The Revolver provides for revolving loans in an aggregate amount of up to $350, including a $70 Letter of Credit subfacility. The Revolving Credit Facility will expire in fiscal 2003, Term Loan A will mature in fiscal 2003, and Term Loan B will mature in fiscal 2005.

   The interest rates applicable to amounts outstanding under Term Loan A and the Revolving Credit Facility are, at the Company's option, either (i) the base rate (the higher of .50% above the Federal Funds Rate and the bank's reference rate) plus 1.25% or (ii) the reserve adjusted offshore rate plus 2.25% (8.25% at June 30, 1997). Interest rates on Term Loan B are, at the Company's option, either (i) the base rate plus 2.00% or (ii) the offshore rate plus 3.00% (8.875% at June 30, 1997).

   The Company is required to pay the lenders under the Revolving Credit Facility a commitment fee of 0.50% on the unused portion of such Facility. The Company is also required to pay the lenders under the Revolving Credit Facility letter of credit fees of 1.75% per year for commercial letters of credit and 2.25% per year for all other letters of credit, as well as an additional fee in the amount of 0.25% per year to the bank issuing such letters of credit. Upon attainment of certain leverage ratios, the base rate margin, offshore rate margin, as well as the commitment fees and letter of credit fees will be adjusted. At June 30, 1997, a balance of $26 was outstanding on these letters of credit.

   In addition, on April 18, 1997, the Company issued senior subordinated notes (the "Unregistered Notes") with an aggregate principal amount of $150 and received gross proceeds of $147. The Unregistered Notes accrue interest at 12.25% per year, payable semiannually in cash on each April 15 and October 15. These Unregistered Notes are guaranteed by DMFC and mature on April 15, 2007. The Unregistered Notes are redeemable at the option of the Company on or after April 15, 2002 at a premium to par that initially is 106.313% and that decreases to par on April 15, 2006 and thereafter. On or prior to April 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of notes originally issued with the net cash proceeds of one or more public equity offerings at a redemption price equal to 112.625% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of notes originally issued remains outstanding immediately after any such redemption. The Unregistered Notes were issued with registration rights requiring the Company to exchange the Unregistered Notes for new notes (the "Subordinated Notes") registered under the Securities Act of 1933, as amended. The form and terms of the Subordinated Notes are substantially the same as the Unregistered Notes, except that there is no restriction on the transfer thereof. The Company filed a registration statement on Form S-4 with respect to the Unregistered Notes on June 12, 1997, which became effective on June 24, 1997. The exchange of the Unregistered Notes for the Subordinated Notes was completed on July 31, 1997.

   In connection with the Recapitalization, the Company incurred expenses totaling $85 of which $25 were included in selling, advertising, administrative and general expense, $22 were charged to other expense and $38 were accounted for as an extraordinary loss. The extraordinary loss consisted of previously capitalized debt issue costs of approximately $19 and a 1996 PIK Note premium and a term loan make-whole aggregating $19. In addition, in conjunction with the Bank Financing, $19 of debt issue costs were capitalized.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Long-term debt consists of the following:

                                      June 30,
                                    -------------
                                     1997    1996
                                     ----    ----
      Term Loan                     $ 380   $  68
      Subordinated Debt                       243
      Subordinated Notes              147
      Senior Secured Notes                     13
      Other                             1       6
                                     ----    ----
                                      528     330
      Less Current Portion              2       7
                                     ----    ----
                                     $526    $323


   At June 30, 1997, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter will be as follows:

                1998                $  2
                1999                  32
                2000                  36
                2001                  42
                2002                  47
                Thereafter           372
                                    ----
                                     531
                Less discount          3
                                    ----
                                    $528
                                    ====


   The Term Loan and Revolver are collateralized by security interests in certain of the Company's assets. At June 30, 1997, total assets that are not pledged to secure the Debt are less than 10% of the Company's total consolidated assets. At June 30, 1997, assets totaling $639 were pledged as collateral for approximately $462 of short-term borrowings and long-term debt.

   The Subordinated Notes, Term Loan and Revolver (collectively "the Debt") agreements contain restrictive covenants with which the Company must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, the Company is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. The Company is in compliance with all of the Debt covenants at June 30, 1997.

   In June 1995, the Company refinanced its then-existing revolving credit agreement, term loan and Senior Secured Floating
Rate Notes. In conjunction with the refinancing, capitalized debt issue costs of $7 were charged to fiscal 1995 income and were accounted for as an extraordinary item.

   At June 30, 1996, a balance of $29 was outstanding on letters of credit. Letter of credit fees were 2.25% per year for commercial letters of credit and 2.75% per year for all other letters of credit with an additional fee of 0.50% to the bank issuing such letters of credit. The Company paid a commitment fee to maintain the lines of credit equal to .50% of the unused balance.

   At June 30, 1996, the then-existing term loan consisted of three components. A $31 amortizing component was due in quarterly installments with an interest rate of LIBOR plus 3.25%. The second component of this loan of $30 and the third component of $7 were non-amortizing with interest fixed at 11.11% and LIBOR plus 4.75%,

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


respectively. At June 30, 1996, the interest rate on the $31 component was 8.75% and on the $7 component was 10.25%.

   The Senior Secured Notes carried an interest rate of 18%, 14% payable in cash and 4% payable in-kind in Secondary Notes, at the Company's option. Interest payments were due quarterly.

   Subordinated Debt consisted of Subordinated Guaranteed
Payment-in-Kind Notes ("PIK Notes"). Interest accrued at 12.25% per year and was generally payable through the issuance of additional PIK Notes. The payment of such interest in additional
PIK Notes since issuance resulted in an increase in the principal amount outstanding of such indebtedness.

  In August 1996, the Company offered to redeem (the "Exchange Offer") a portion of its outstanding PIK Notes for a cash payment and exchange the remaining PIK Notes for new Senior Subordinated Guaranteed Pay-in-Kind Notes due 2002 (the "1996 PIK Notes"). On September 11, 1996, the Company repurchased PIK Notes in an aggregate amount of $102 for a cash payment of $100 and, concurrently, exchanged essentially all remaining PIK Notes for 1996 PIK Notes in an aggregate amount of $156. In addition, the $13 Senior Secured Notes outstanding were repaid. Funding for the Exchange Offer was accomplished through the application of $30 from the Specific Proceeds Collateral Account held by the then-existing term lenders, additional borrowing in an aggregate amount of $55 under the then-existing term loan, and borrowing of approximately $36 from the then-existing revolving credit facility. In conjunction with the Exchange Offer, capitalized debt issue costs of approximately $4, net of a discount on the PIK Notes, have been charged to net income in fiscal 1997 and accounted for as an extraordinary loss.

   The Company made cash interest payments of $24, $30 and $44 for the years ended June 30, 1997, 1996 and 1995, respectively.

   As required by the Company's Debt agreements, the Company has entered into interest-rate swap agreements which effectively converts $235 notional principal amount of floating rate debt to a fixed rate basis for a three-year period beginning May 22, 1997, thus reducing the impact of interest-rate changes on future income. The Company paid a fixed rate of 6.375% and received a weighted average rate of 5.875%. The incremental effect on interest expense for 1997 was insignificant. The agreements also include a provision establishing the rate the Company will pay as 7.50% if the three-month LIBOR rate sets at or above 7.50% during the term of the agreements. The Company will continue paying 7.50% until the three-month LIBOR again sets below 7.50% at which time the fixed rate of 6.375% will again become effective. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.


NOTE E -- STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK

   On February 21, 1997, Del Monte Foods Company entered into a recapitalization agreement and plan of merger, which was amended and restated as of April 14, 1997, with affiliates of Texas Pacific Group. Under this agreement, a corporation affiliated with TPG ("Merger Sub") was to be merged with and into DMFC, with DMFC being the surviving corporation. The Merger became effective on April 18, 1997. By virtue of the Merger, shares of DMFC's outstanding preferred stock having a value implied by the Merger consideration of approximately $14, held by certain of DMFC's pre-recapitalization stockholders who remained investors pursuant to the Recapitalization, were cancelled, and were converted into the right to receive new DMFC common stock. All other shares of DMFC stock were cancelled and were converted into the right to receive cash consideration, as set forth in the Merger Agreement. In the Merger, the common and preferred stock of Merger Sub were converted into new shares of common stock and preferred stock, respectively, of DMFC.

   Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 1,000,000 shares of new common stock (the "Common Stock"), $.01 par value, and 1,000,000 shares of new preferred stock (the "Preferred Stock"), $.01 par value. The Company issued and has

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


outstanding 140,000 shares of Common Stock, and 35,000 shares of Preferred Stock. TPG and certain of its affiliates or partners hold 109,248 shares of DMFC's Common Stock, continuing shareholders of DMFC hold 14,252 shares of such stock, and other investors hold 16,500 shares. TPG and certain of its affiliates hold 17,500 outstanding shares of Series A Preferred Stock, and TCW Capital Investment Corporation holds 17,500 outstanding shares of Series B Preferred Stock.

   The Preferred Stock accumulates dividends at the annual rate of 14% of the liquidation value, payable quarterly. These dividends are payable in cash or additional shares of Preferred Stock, at the option of the Company, subject to availability of funds and the terms of its loan agreements, or through a corresponding increase in the liquidation value of such stock. The Preferred Stock has a liquidation preference of $1,000 per share and may be redeemed at the option of the Company at a redemption price equal to the liquidation preference plus accumulated and unpaid dividends (the "Redemption Price"). The Company is required to redeem all outstanding shares of Preferred Stock on or prior to April 17, 2008 at the Redemption Price, or upon a change of control of the Company at 101% of the Redemption Price. The initial purchasers of Preferred Stock for consideration of $35 received 35,000 shares of Preferred Stock and warrants (exercisable after October 17, 1997) to purchase, at a nominal exercise price, shares of DMFC Common Stock representing 2% of the outstanding shares of DMFC Common Stock. A value of $3 was placed on the warrants, and such amount is reflected as paid-in-capital within stockholders' equity. The remaining $32 is reflected as redeemable preferred stock.

   The two series of preferred stock have no voting rights except the right to elect one director to the Board for each series, resulting in the authorized number of directors to be increased, in cases where dividends are in arrears for six quarters or shares have not been redeemed within ten days of a redemption date.

   Earnings (loss) per common share calculated on a proforma basis, as if the changes in the shares of Preferred and Common Stock issued and outstanding due to the Recapitalization had occurred at the beginning of fiscal 1997, results in the following:

         Net loss attributable to common shares        $(96)
                                                       ====

            Loss per common share:
              Loss before extraordinary item       $(390.14)
              Extraordinary loss from early debt
              retirement                            (297.06)

                  Net loss per common share        $(687.20)
                                                   ========



   Stockholders' equity at June 30, 1996 included the following classes of common stock, $.01 par value per share:

           Class           Shares Authorized    Shares Issued and
                                                  Outstanding
           -----           -----------------    -----------------

             A                1,000,000             198,468
             B                 150,000
             E                  550,000              25,000
                              ----------           --------
                              1,700,000             223,468
                              =========             =======

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Redeemable common and redeemable preferred stock at June 30, 1996 consisted of the following:

      Redeemable non-voting common stock ($.01 par value per share):

             Class             Shares Authorized   Shares Issued and
                                                      Outstanding
             -----             -----------------   -----------------

             C                      550,000             6,903
             D                      550,000           102,483
             F                      550,000            50,000
                                 ----------          --------
                                  1,650,000           159,386
                                  =========           =======


      Redeemable preferred stock ($.01 par value per share):

   Series                      Shares Authorized   Shares Issued and
                                                      Outstanding
   ------                      -----------------   -----------------

   A Cumulative (issuable in       16,523,000          8,336,795
   B Cumulative  subseries A1       3,616,000          1,602,845
   C Cumulative  and A2)            2,900,000          1,522,353
   D Cumulative                     1,454,000          1,356,955
   E Cumulative                     5,000,000          3,328,002
   F Cumulative                     3,000,000          1,153,091
                                   32,493,000         17,300,041


   The Company declared dividends for the following series of redeemable preferred stock:

           Series                   Dividend Rate Per Share
                                      Year Ended June 30

                                    1997      1996     1995
                                    ----      ----     ----
           A1                       $1.92     $3.81    $3.80
           B                        $1.95     $3.87    $3.87
           D                        $1.98     $3.94    $3.93
           E                        $1.98     $3.94    $3.93


These dividends were paid in like-kind redeemable preferred stock at the rate of .04 shares for each $.001 dividend declared.
Resulting issuance of additional shares and related par values were:

                                       Year Ended June 30,


                                       1997        1996        1995
                                       ----        ----        ----
           Additional shares         1,027,406  1,824,999  1,564,117
           Total par value              $0.010     $0.018     $0.016


   In the Recapitalization, all of the redeemable preferred stock issued prior to April 18, 1997 was either cancelled and converted into the right to receive new DMFC common stock or cancelled and converted into the right to receive cash consideration as set forth in the Merger Agreement.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE F -- RETIREMENT BENEFITS

   The Company sponsors three non-contributory defined benefit pension plans covering substantially all full-time employees. Plans covering most hourly employees provide pension benefits that are based on the employee's length of service and final average compensation before retirement. Plans covering salaried employees provide for individual accounts which offer lump sum or annuity payment options, with benefits based on accumulated compensation and interest credits made monthly throughout the career of each participant. Assets of the plans consist primarily of equity securities and corporate and government bonds.

   It has been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Del Monte's defined benefit retirement plans have been determined to be underfunded under federal ERISA guidelines. In connection with the Recapitalization, the Company entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company will contribute a total of $55 to its defined benefit pension plans through calendar 2001, with $15 contributed within 30 days after the consummation of the Recapitalization. The contributions to be made in 1999, 2000 and 2001 will be secured by a $20 letter of credit to be obtained by the Company by August 31, 1998.

   The following table sets forth the pension plans' funding status and amounts recognized on the Company's balance sheet:

                                                   June 30,
                                                 -------------
                                                  1997   1996
                                                  ----   ----
   Actuarial present value of
   benefit obligations:
   Vested benefit obligation                     $(269) $(265)
                                                 =====  =====
   Accumulated benefit obligation                $(274) $(270)
                                                 =====  =====

   Projected benefit obligation for
   services rendered to date                     $(279) $(277)
   Plan assets at fair value                       276    245
                                                 -----  -----
   Projected benefit obligation
   in excess of plan assets                         (3)   (32)
   Unrecognized net actuarial gain                 (34)   (27)
   Unrecognized prior service income                (1)    (2)
                                                 -----  -----
   Accrued pension cost recognized in
   the consolidated balance sheet                $ (38) $ (61)
                                                 =====   ====


   The components of net periodic pension cost for the years ended June 30, 1997, 1996 and 1995 for all defined benefit plans are as follows:

                                                June 30,
                                          --------------------
                                           1997   1996  1995
                                           ----   ----  ----
   Service cost for benefits
   earned during period                    $ 3    $ 4    $ 4
   Interest cost on projected
   benefit obligation                       21      21    22
   Actual return on plan assets            (35)    (32)  (31)
   Net amortization and deferral            13      11    11
   Net periodic pension cost               $ 2    $  4   $ 6

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Significant rate assumptions used in determining net periodic pension cost and related pension obligations, are as follows:

                                             As of June 30,
                                          --------------------
                                           1997   1996  1995
                                           ----   ----  ----
   Discount rate used in determining
   project benefit obligation             7.75%   8.0% 7.75%
   Rate of increase in compensation
   levels                                  5.0    5.0   5.0
   Long-term rate of return on assets      9.0    9.0   9.0


   In addition, the Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The contributions to multi-employer plans for each of the years ended June 30, 1997, 1996 and 1995 were $4. The Company also sponsors defined contribution plans covering substantially all employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $1, $2, and $3 for the years ended June 30, 1997, 1996, and 1995, respectively.

   The Company provided retirement benefits under various arrangements to substantially all employees in foreign locations who were not covered under the above plans. Generally, benefits under these arrangements were based on years of service and levels of salary. The majority of the Company's foreign plans were commonly referred to as termination indemnities. The plans provided employees with retirement benefits in accordance with programs mandated by the governments of the countries in which such employees worked. The expense and related liabilities associated with these arrangements were recorded by the Company based on established formulas, with funding generally occurring when employees ceased active service.

   The Company sponsors several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Benefits, eligibility and cost-sharing provisions vary by plan and employee group.

   Net periodic postretirement benefit cost for the fiscal years
1997, 1996 and 1995 included the following components:

                                            June 30,
                                     ---------------------
                                     1997     1996    1995
                                     ----     ----    ----
   Service cost                      $ 1      $ 2     $ 2
   Interest cost                       9        9       9
   Amortization of
   prior service cost                 (1)
   Amortization of actuarial
   losses (gains)                     (3)      (3)
   Curtailment gain                            (4)
                                     ----     ----    ----
   Net periodic postretirement
   benefit cost                      $ 6      $ 4     $11
                                     ====     ====    ====

   The Company amortizes unrecognized gains and losses at the end of the fiscal year over the expected remaining service of active employees. The curtailment gain results from a reduction in personnel in fiscal 1996. The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet:

                                         June 30,
                                      --------------
                                      1997     1996
                                      ----     ----
   Accumulated postretirement
   benefit obligation:
      Current retirees                $ 80     $ 85
      Fully eligible active
      plan particicipants               11       16
      Other active plan participants    13       18
                                      ----     ----
                                       104      119
      Unrecognized prior service cost   10
      Unrecognized gain                 38       30
                                      ----     ----
      Accrued postretirement
      benefit cost                    $152     $149
                                      ====     ====

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   For fiscal years 1997 and 1996, the weighted average annual assumed rate of increase in the health care cost trend is 12.42% and 13.33%, respectively, and is assumed to decrease gradually to 6.0% in the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $10 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1.

   The discount rate used in determining the accumulated postretirement benefit obligation as of June 30, 1997 was 7.75%.
The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of June 30, 1996 was 8.32%.


NOTE G -- PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                                     Year Ended June 30,
                                   -----------------------
                                    1997     1996     1995
                                    ----     ----     ----
    Income (loss) before
    minority interest and taxes:
      Domestic                     $(56)     $ 90     $  2
      Foreign                         1        12        6
                                   $(55)     $102     $  8
                                    ====     ====     ====
    Income tax provision (benefit)
      Current:
        Federal                    $ --      $  5     $ --
        Foreign and state            --         6        1
                                    ----     ----     ----
      Total Current                  --        11        1
                                    ----     ----     ----
      Deferred:
        Federal                      --        --       --
        Foreign and state            --        --        1
                                    ----     ----     ----
      Total Deferred                 --        --        1
                                    ----     ----     ----
                                   $ --      $ 11     $  2
                                    ====     ====     ====

   Pre-tax income for foreign operations includes income of all operations located outside the United States, some of which are currently subject to U.S. taxing jurisdictions.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                       Year Ended June 30,
                                       ------------------
                                        1997       1996
                                        ----       ----
        Deferred tax assets:
           Post employment benefits    $  53      $  53
           Pension expense                16         24
           Deferred gain                   5          6
           Workers' compensation           8          7
           Leases and patents              4          5
           Other                          24         20
           Net operating loss and
           tax credit carry forward       33         16
              Gross deferred tax assets  143        131
              Valuation allowance       (113)       (98)
                                        ----       ----
              Net deferred tax assets     30         33
        Deferred tax liabilities:
           Depreciation                   30         30
           Other                          --          3
                                        ----       ----
              Gross deferred liabilities  30         33

              Net deferred tax asset   $  --      $  --
                                        ====       ====

   The net change in the valuation allowance for the years ended
June 30, 1997 and 1996 was an increase of $15 and a decrease of $27, respectively.

   The differences between the provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                         Year Ended June 30,
                                       -----------------------
                                       1997     1996     1995
                                       ----     ----     ----
Income taxes (benefit) computed
    at the statutory
    U.S. federal income tax rates      $(19)    $  3     $  2
Taxes on foreign income at
    rates different than
    U.S. federal income tax rates                 (1)
State taxes, net of federal benefit                3
Net operating losses for
    which no benefit has been
    recognized                           19
Realization of prior years'
    net operating losses
    and tax credits                              (27
                                       ----     ----     ----
Provision for income taxes            $  --     $ 11     $  2
                                       ====     ====     ====

   As of June 30, 1997, the Company had operating loss carryforwards for tax purposes available from domestic operations totaling $84 which will expire between 2008 and 2012.

   Extraordinary losses from refinancing of debt and early debt retirement and the cumulative effect of change in accounting principle did not have any tax effect due to the Company's current tax position.

   The Company made income tax payments of $4, $5 and $3 for the years ended June 30, 1997, 1996 and 1995, respectively.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE H -- COMMITMENTS AND CONTINGENCIES

   The Company leases certain property and equipment, agricultural lands, and office and plant facilities. At June 30, 1997, the aggregate minimum rental payments required under operating leases that have initial or remaining terms in excess of one year are as follows:

                     1998                    $14
                     1999                     13
                     2000                     12
                     2001                      9
                     2002                      6
                     Thereafter               41
                                            ----
                                             $95
                                            ====

   Minimum payments have not been reduced by minimum sublease rentals of $7 due through 2016 under noncancelable subleases.

   Rent expense was $32, $28, and $32 for fiscal years ended June
30, 1997, 1996, and 1995, respectively. Rent expense includes contingent rentals on certain equipment based on usage.

   The Company has entered into noncancelable agreements with growers, with terms ranging from two to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $114, $54, and $68 for the years ended June 30, 1997, 1996, and 1995, respectively. The Company also has commitments to purchase certain finished goods.

   At June 30, 1997, aggregate future payments under such purchase commitments (priced at the June 30, 1997 estimated cost) are estimated as follows:

                     1998                   $ 68
                     1999                     56
                     2000                     44
                     2001                     33
                     2002                     26
                     Thereafter               60
                                           ------
                                            $287
                                           ======

   In addition, the Company expects to purchase $46 in fiscal
1998 under the supply agreement for pineapple products entered into in conjunction with the sale of the Del Monte Philippines operations (see Note B).

   Effective August 13, 1993, DMC sold its dried fruit and snack operations to Yorkshire Dried Fruits and Nuts, Inc., ("YDFNI"). In connection with this asset sale, DMC entered into certain agreements with YDFNI which, among other things, grant YDFNI the right to use certain Del Monte trademarks. Under these agreements, as a service to, and for the benefit of YDFNI, DMC purchased and resold certain of the former DMC dried fruit and snack products. This resale agreement was terminated by the Company as of June 30, 1997.

   Effective December 21, 1993, DMC sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation ("Silgan"). In connection with the sale to Silgan, DMC entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of DMC's metal container requirements for foods and beverages in the United States. Purchases under the agreement in fiscal 1997 amounted to $134. The Company believes the supply agreement provides it with a long term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   In May 1992, DMC entered into an exclusive supply agreement (the "Agreement") with Pacific Coast Producers ("PCP"), a canned fruit and tomato processor, to purchase substantially all of PCP's tomato and fruit production commencing July 1, 1992. PCP continued to own and operate its production facilities, as well as purchase raw products via its established grower network. The Agreement was to expire in June 1998 with optional successive five-year extensions. Total payments under the Agreement for the twelve months ended June 30, 1995 were $186.

   The Federal Trade Commission ("FTC") conducted an investigation to determine whether the supply arrangement was in violation of certain U.S. antitrust laws. In January 1995, the Company and PCP agreed to terminate their supply and purchase option agreements in settlement of the FTC investigation. In response to the Company's actions, the FTC issued a final consent order on April 18, 1995. A consent agreement does not constitute an admission of any violation of law. The option and supply agreements were terminated in late fiscal 1995. As a condition of the termination, the Company was required to make a termination payment of $4 to PCP.

   On November 1, 1992, DMC entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the twelve months ended June 30, 1997, 1996, and 1995 were $18, $16, and $16, respectively. The agreement expires in November 2002 with optional successive one year extensions.

   At June 30, 1997, base charge payments under the agreement are as follows:

                     1998                    $14
                     1999                     14
                     2000                     13
                     2001                     13
                     2002                     13
                     Thereafter                6
                                            -----
                                             $73
                                            =====

   Del Monte has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 75% of its hourly and seasonal work force. Of these represented employees, 7% of employees are under agreements that will expire in 1998.

   The Company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management none of these actions, individually or in the aggregate, will have a material effect on the Company's results of operations, cash flow, liquidity and financial position.

   On March 25, 1997, the entities that purchased the Company's Mexican subsidiary in October 1996 commenced an action in Texas state court alleging, among other things, that the Company breached the agreement with respect to the purchase because the financial statements of the Mexican subsidiary did not fairly present its financial condition and results of operations in accordance with U.S. generally accepted accounting principles. The purchasers have claimed damages in excess of $10 as a result of these alleged breaches. In connection with this action. $8 of the cash proceeds from the Recapitalization which were payable to shareholders and certain members of senior management of DMFC have been held in escrow and will be applied to fund the Company's costs and expenses in defending the action, with any remaining amounts available to pay up to 80% of any ultimate liability of the Company to the purchasers. Separately, the purchasers claim that they are entitled to receive from the Company as a purchase price adjustment an additional approximately $2 pursuant to provisions of the purchase agreement. The Company does not believe that these claims, in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE I -- FOREIGN OPERATIONS AND GEOGRAPHIC DATA

   The Company's earnings have historically been derived in part from foreign operations. As of November 1996, all of these operations had been sold. Transfers between geographic areas have been accounted for as intercompany sales, and transfer prices have been based generally on negotiated contracts.

   The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                          Year Ended June 30,
                                         ----------------------
                                         1997     1996     1995
      Net Sales
          United States                $1,203   $1,147   $1,331
          Philippines                              142      180
          Latin America                    17       55       65
          Transfer between
          geographic areas                 (3)     (39)     (49)
                                       ------   ------   ------
            Total Net Sales            $1,217   $1,305   $1,527
                                       ======   ======   ======

      Operating Income (Loss):
          United States                $   73   $   65   $   64
          Philippines                               12       11
          Latin America                              5        5
                                       ------   ------   ------
            Total Operating Income     $    73  $   82   $   80
                                       ======   ======   ======

      Assets:
          United States                 $ 667   $   70   $  754
          Philippines                                       164
          Latin America                             35       42
                                       ------   ------   ------
                                        $ 667    $ 736   $  960
                                       ======   ======   ======

      Liabilities of the Company's
      operations located in

          foreign countries             $  --    $   7   $  128
                                       ======   ======   ======


NOTE J -- DEL MONTE CORPORATION

   DMC is directly- and wholly-owned by DMFC. In the fiscal years ended June 30, 1997 and 1996, DMC and DMC's subsidiaries accounted for 100% of the consolidated revenues and net earnings of the Company. In the fiscal year ended June 30, 1995, DMC and DMC's subsidiaries accounted for all of the consolidated revenues and net earnings of the Company except for proceeds recorded by DMFC from a $30 letter of credit related to the termination of an Agreement and Plan of Merger (see Note K). As of June 30, 1997 and 1996, the Company's sole asset, other than intercompany receivables from DMC, was the stock of DMC. The Company had no subsidiaries other than DMC and DMC's subsidiaries, and had no direct liabilities other than intercompany payables to DMC. The Company is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are in most cases full and unconditional.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE K -- TERMINATION OF AGREEMENT AND PLAN OF MERGER

   On June 27, 1994 the Company entered into an Agreement and Plan of Merger with Grupo Empacador de Mexico, S.A. de C.V., and CCP Acquisition Company of Maryland, Inc. (the "Purchasers"). The Purchasers were formed by an investor group led by Mr. Carlos Cabal Peniche for the purpose of effecting an acquisition (the "Proposed Acquisition") of the Company. The Agreement and Plan of Merger provided that the Company was entitled to terminate the Agreement and Plan of Merger if the effective date of the Proposed Acquisition failed to occur on or prior to September 19, 1994. The effective date of the Proposed Acquisition did not occur on or prior to such date and, on September 21, 1994, the Company terminated the Agreement and Plan of Merger in accordance with its terms.

   Pursuant to the Agreement and Plan of Merger, the Purchasers caused a $30 letter of credit (the "Letter of Credit") to be issued by Banco Union, S.A., a Mexican bank affiliated with Mr. Cabal, and confirmed by Midland Bank plc, New York Branch, in favor of the Company. Under the terms of the Agreement and Plan of Merger, the Company was entitled to draw under the Letter of Credit if the effective date of the Proposed Acquisition failed to occur on or prior to September 19, 1994. Because the Proposed Acquisition did not close by September 19, 1994, on September 20, 1994 the Company drew $30 under the Letter of Credit. This amount, net of $4 of related transaction expenses, is included in "Other (income) expense". The cash was applied to the repayment of indebtedness then outstanding under the Company's revolving credit agreement.


NOTE L --RELATED PARTY TRANSACTIONS

   In connection with the Recapitalization, the Company entered into a ten-year agreement (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $500,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Company.

   In connection with the Recapitalization, the Company also entered into an agreement (the "Transaction Advisory Agreement") with TPG pursuant to which TPG received a cash financial advisory fee of approximately $8.4 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization. TPG also is entitled to receive fees up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits to be received by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

           At a meeting held on April 18, 1997, the Board of Directors of the Company approved the engagement of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending June 30, 1997 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective April 18, 1997.

           The reports of Ernst & Young LLP on the Company's financial statements for the previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

           In connection with the audits of the Company's financial statements for each of the years in the two-year period ended June 30, 1996 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

           The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated June 11, 1997 was previously filed with the Commission.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following tables sets forth certain information concerning the directors and executive officers of the Company as of the date of this report:

Name                      Age      Positions

Dick W. Boyce...........   43   Chairman of the Board; Director
Richard G. Wolford......   52   Chief Executive Officer, Director
Wesley J. Smith.........   50   Chief Operating Officer, Director
Timothy G. Bruer........   38   Director
Patrick Foley...........   65   Director
Brian E. Haycox.........   55   Director
Denise M. O'Leary.......   40   Director
William S. Price, III...   41   Director
Jeffrey A. Shaw.........   33   Director
David L. Meyers.........   51   Executive Vice President, Admini-
                                stration and Chief Financial Officer
Glynn M. Phillips.......   60   Executive Vice President, Sales
Thomas E. Gibbons.......   49   Senior Vice President and Treasurer
William J. Spain........   55   Senior Vice President, Technology
Richard L. French.......   40   Vice President and Chief Accounting
                                Officer
William R. Sawyers......   35   Vice President, General Counsel
                                and Secretary

          Dick W. Boyce, Chairman of the Board; Director. Mr. Boyce became Chairman of the Board and a director of both DMC and DMFC in August 1997. Mr. Boyce became President of CAF, Inc., an affiliate of TPG in 1997. He was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President of Operations for Pepsi-Cola North America. From 1980 to 1992, Mr. Boyce was employed by Bain & Co.

          Richard G. Wolford, Chief Executive Officer; Director. Mr. Wolford joined both DMC and DMFC as Chief Executive Officer and a director in April 1997 upon consummation of the Recapitalization. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

          Wesley J. Smith, Chief Operating Officer; Director. Mr. Smith joined both DMC and DMFC as Chief Operating Officer and a director in April 1997 upon consummation of the Recapitalization. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

          Timothy G. Bruer, Director. Mr. Bruer became a director of both DMC and DMFC in August 1997. Mr. Bruer has been President and Chief Executive Officer of Silverado Foods, Inc. since March
1997. From 1992 until that time, he was Vice President and General Manager of the Culinary Division of Nestle USA.

          Patrick Foley, Director. Mr. Foley became a director of both DMC and DMFC in August 1997. Mr. Foley is Chairman, President and Chief Executive Officer of DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc. He joined DHL in September 1988 with more than 30 years experience in hotel and airline industries. He was formerly Chairman and President of Hyatt Hotel Corporation. Mr. Foley serves on the Boards of Directors of Continental Airlines, Inc., DHL International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

          Brian E. Haycox, Director. Mr. Haycox was elected to the Board of Directors of both DMC and DMFC in June 1995. He was elected as Co-Chairman and Co- Chief Executive Officer of both
DMC and DMFC in December 1995, and he served in those capacities until the consummation of the Recapitalization. Mr. Haycox served as President and Chief Executive Officer of Del Monte Tropical Fruit from 1988 until 1993. Prior to that time, Mr. Haycox served in a variety of management positions within the Del Monte organization.

          Denise M. O'Leary, Director. Ms. O'Leary became a director of both DMC and DMFC in August 1997. Ms. O'Leary has been a Special Limited Partner of Menlo Ventures since 1996. From 1983 to 1996, she was a General Partner of Menlo Ventures. Ms. O'Leary serves on the Boards of Directors of various private companies as well as on the Board of ALZA Corporation. She is a member of the Board of Trustees of Stanford University and a director of Stanford Health Services.

          William S. Price, III, Director. Mr. Price became a director of both DMC and DMFC in August 1997. Mr. Price was founding partner of TPG in 1992. Prior to forming TPG, he was Vice President of Strategic Planning and Business Development for G.
E. Capital. Mr. Price is Chairman of the Board of Favorite Brands International, Inc. and Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Boards of Directors of Continental Airlines, Inc., Continental Micronesia, Inc., PPOM, L.P. and Denbury Resources.

          Jeffrey A. Shaw, Director. Mr. Shaw became a director of both DMC and DMFC in May 1997. Mr. Shaw has been an executive of TPG since 1993. Prior to joining TPG, Mr. Shaw was a principal of Acadia Partners, L.P., an investment partnership, for three years. Mr. Shaw serves as a director of Continental Micronesia, Inc., Favorite Brands International, Inc., Ryanair PLC, Ducati Motors, S.p.A. and Ducati North America, Inc.

          David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined the Company in
1989. He was elected Chief Financial Officer of both DMC and DMFC in December 1992 and was a member of the Board of Directors of both DMC and DMFC from January 1994 until the consummation of the Recapitalization. Prior to joining the Company, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987), and Standard Brands, Inc. (1973 to 1983).

          Glynn M. Phillips, Executive Vice President, Sales. Mr. Phillips joined the Company in October 1994. Prior to joining the Company, Mr. Phillips was Vice President, Sales of the Clorox Company where he also held various sales and marketing positions from 1973 to 1994.

          Thomas E. Gibbons, Senior Vice President and Treasurer. Mr. Gibbons joined the Company in 1969 and was elected to his current position in February 1995. He was elected Vice President and Treasurer of both DMC and DMFC in January 1990. Mr. Gibbons' prior experience also includes a variety of positions within the Company's and RJR Nabisco's tax and financial organizations.

          William J. Spain, Senior Vice President, Technology. Mr. Spain joined the Company in 1966 and was elected to his current position in February 1995. Previously, he was Vice President, Research, Government and Industry relations of both DMC and DMFC. Mr. Spain has also held various positions within the Company in corporate affairs, production management, quality assurance, environmental and energy management, and consumer services.

          Richard L. French, Vice President and Chief Accounting Officer. Mr. French joined the Company in 1980 and was elected to his current position in August 1993. Mr. French was Controller and Chief Accounting Officer of both DMC and DMFC from March 1990 through August 1993 and has held a variety of positions within the Company's financial organization.

          William R. Sawyers, Vice President, General Counsel and
Secretary. Mr. Sawyers joined the Company in November 1993 and was elected to his current position in 1995. Prior to joining the Company, Mr. Sawyers was an associate with the law firm of Shearman & Sterling from 1987 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth compensation paid by the company for fiscal years 1995, 1996 and 1997 to each individual serving as its Chief Executive Officer during fiscal year 1997, to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1997 and to one executive officer whose employment terminated prior to the end of fiscal 1997.

                                                       Long Term
                                                        Compen-
                                                        sation(3)
                                               Other   ---------
                                               Annual     LTIP     All Other
Name and Principal    Fiscal Salary(1)  Bonus  Comp.(2)  Payouts    Comp.(4)
Position                Year    ($)      ($)      ($)      ($)        ($)
------------------    ------ ---------  -----  --------  -------    --------

Richard G. Wolford (5)  1997  100,641    --       --       --         1,196
Chief Executive
Officer

Brian E. Haycox         1997  602,404    --      73,471    --     5,323,303
Co-Chairman/Co-CEO (6)  1996  420,673    --     247,780    --         8,052

Paul H. Mullan          1997  602,404    --     221,940    --     5,288,452
Co-Chairman/Co-CEO (7)  1996  420,673    --     817,978    --         8,052

David L. Meyers         1997  286,000  159,400    --     421,000  2,959,771
Executive Vice          1996  273,000  143,000   55,386  421,000     11,242
President,              1995  302,500    --     145,954  421,000      9,786
Administration & CFO

Glynn M. Phillips       1997  239,118  118,300    --     280,000  1,974,454
Executive Vice          1996  225,750  118,250    --     280,000      9,206
President, Sales        1995  158,907    --       --     280,000     52,724

Thomas E. Gibbons       1997  183,458   59,900    --     210,000    115,829
Senior Vice             1996  175,600   63,900    --      54,600      4,717
President &             1995  161,703   53,600    --      50,400      4,728
Treasurer

William J. Spain        1997  147,917   49,500    --     162,000    115,766
Senior Vice             1996  139,167   49,700    --      42,100      4,417
President,              1995  126,542   40,700    --      38,900      4,024
Technology

David M. Little (8)     1997  250,250     --      --     421,000  3,363,581
Executive Vice          1996  286,650  150,150    --     421,000     10,660
President, Worldwide    1995  309,500     --      --     421,000     10,302
Operations

(1)   Reflects actual base earnings for the fiscal year specified.

(2) Fiscal 1995 reflects certain perquisites, including moving expenses for Mr. Meyers ($129,838). Fiscal 1996 reflects certain perquisites, including relocation related expenses for Mr. Haycox ($243,092) and Mr. Mullan ($812,333); moving expenses for Mr. Meyers ($33,091) and company car ($15,500). Fiscal 1997 reflects certain perquisites, including relocation related taxes for Mr. Haycox ($57,005) and Mr. Mullan ($198,955).

(3) Reflects payments under the Company's Management Equity Plan and Long Term Incentive Plan.

(4) For fiscal 1995: Company contributions to the Del Monte Corporation Savings Plan -- Mr. Meyers $4,500; Mr. Gibbons $4,500; Mr. Spain $3,796; Mr. Little $4,500, Company paid term life premiums -- Mr. Meyers $1,960; Mr. Phillips $2,724; Mr. Gibbons $228; Mr. Spain $228; Mr. Little $2,080,
      a sign-on bonus for Mr. Phillips $50,000, amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $3,326; Mr. Little $3,722.

      For fiscal 1996: Company contributions to the Del Monte Corporation Savings Plan -- Mr. Haycox $4,500; Mr. Mullan $4,500; Mr. Meyers $4,500; Mr. Phillips $4,500; Mr. Gibbons $4,500; Mr. Spain $4,200; Mr.
      Little $4,500, Company paid term life premiums -- Mr. Haycox $3,552; Mr. Mullan $3,552; Mr. Meyers $3,407;
      Mr. Phillips $4,706; Mr. Gibbons $217; Mr. Spain $217; Mr. Little $2,428, amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $3,335; Mr. Little $3,732.

      For fiscal 1997: Company contributions to the Del Monte Corporation Savings Plan -- Mr. Haycox $4,800; Mr. Mullan $5,738; Mr. Meyers $4,500; Mr. Phillips $4,500; Mr. Gibbons $4,500; Mr. Spain $4,437; Mr. Little $3,003, Company paid term life premiums -- Mr. Wolford $1,196; Mr. Haycox $13,057; Mr. Mullan $10,657; Mr. Meyers $4,198; Mr. Phillips $5,325; Mr. Gibbons $217; Mr. Spain $217; Mr. Little $2,739,
      amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $4,130; Mr. Little $4,567, amount paid due to termination for Mr. Haycox $393,874; Mr. Mullan $360,485; Mr. Little $406,329, change in control bonus paid April 1997 -- Mr. Haycox $4,911,572; Mr. Mullan $4,911,572; Mr. Meyers
      $2,946,943; Mr. Phillips $1,964,629; Mr. Gibbons $111,112;
      Mr. Spain $111,112; Mr. Little $2,946,943.

(5)   Mr. Wolford became Chief Executive Officer as of April 18,
      1997.

(6) Mr. Haycox's employment as Co-Chairman/Co-CEO terminated as of April 18, 1997.

(7) Mr. Mullan's employment as Co-Chairman/Co-CEO terminated as of April 18,1997.

(8) Mr. Little's employment as Executive Vice President, Worldwide Operations terminated as of April 30, 1997.


         Aggregated Option Exercises in Last Fiscal Year
                     and FY-End Option Values

                                       Number of Securities
                                      Underlying Unexercised
                                      Options At Fiscal Year End(1)
                                               (#)
Name                                  Exercisable/Unexercisable
----                                  -------------------------
Richard G. Wolford...................          --
Brian E. Haycox......................          --
Paul H. Mullan.......................          --
David L. Meyers......................         0/122
Glynn M. Phillips....................          --
Thomas E. Gibbons....................         0/122
William J. Spain.....................         0/122
David M. Little......................         0/122


(1) Representing nonqualified options granted pursuant to the Del Monte Corporation Management Stock Option Plan (the "MSOP") with respect to shares of Class A Common Stock of the Company. All options granted under the MSOP were out-of-the-money as of the end of fiscal year 1996, and all options under the plan expired on August 31, 1996.

Employment and Other Arrangements

           The Management Equity Plan. Established beginning in fiscal 1995 and modified in March 1996, the Company's Management Equity Plan ("MEP") provided awards to certain key executives upon the sale of the Company or upon the public offering of the Company's common stock. Under the terms of the MEP, the "Base Value" of the Company's preferred and common stock was established at $125 million. To the extent that proceeds from the sale of the Company to preferred and common stockholders (after repayment of debt but without reduction for payment to executives under the MEP) exceeded the $125 million Base Value, an award pool of 6% of such excess was set aside for payment to the Company's executive officers. The MEP was terminated concurrent with the Recapitalization.

           In connection with the Recapitalization, the Company made payments aggregating approximately $19.7 million pursuant to the MEP. This amount was allocated as follows:

     Mr. Haycox...................      $4,911,572
     Mr. Mullan...................       4,911,572
     Mr. Little...................       2,946,943
     Mr. Meyers...................       2,946,943
     Mr. Phillips.................       1,964,629
     Other officers(1)............       2,000,016


(1)  Other officers includes Messrs. Gibbons and Spain and
     16 other senior officers.

           Messrs. Meyers, Little and Phillips were participants in the MEP prior to its modification in March 1996, and as such became eligible for awards for fiscal 1995 based on the annual equity growth formula in effect under the MEP for such year. Messrs. Meyers, Little and Phillips were paid installment payments of the pre-modification MEP awards in the amounts of $421,000, $421,000 and $280,000, respectively, in June 1996 and remained eligible for installment payment of the pre-modification MEP awards in the amounts of $421,000, $421,000 and $280,000, respectively, for fiscal 1997. The Company was obligated to pay these fiscal 1997 awards at the time of the Recapitalization.

           Long Term Incentive Plan. Established on July 1, 1990, amended and restated on July 1, 1995, the Long Term Incentive Plan ("LTIP") provided certain key management employees with a long-term incentive program based on Company performance. The LTIP had a performance cycle of three (3) fiscal years with interim award payments at the end of each fiscal year based on employee's target award. The three year target award was determined by multiplying (i) the executive's base pay by (ii) a percentage based on salary grade level, and multiplying the result by (iii) three (for each fiscal year in the performance cycle). Interim awards were determined by comparing actual financial performance compared to target goals and subject to a percentage payout schedule. Mr. Gibbons received fiscal 1995 and fiscal 1996 awards of $50,400 and $54,600, respectively. Mr. Gibbons received the final fiscal 1997 award in the amount of $210,000 at the time of the Recapitalization. Mr. Spain received fiscal 1995 and fiscal 1996 awards of $38,900 and $42,100, respectively. Mr. Spain received the final fiscal 1997 award in the amount of $162,000 at the time of the Recapitalization.

           The Annual Incentive Award Plan. The Annual Incentive Award Plan ("AIAP") provides annual cash bonuses to certain manage-ment employees, including certain of the named senior executives. The target bonus for each eligible employee is based on a percentage of base salary. Actual payment amounts are based on the Company's achievement of annual earnings objectives and individual performance objectives at fiscal year end. The targeted percentage of base salary is as follows: Mr. Little - 50%, Mr.
Meyers - 50%, Mr. Phillips - 50%, Mr. Gibbons - 30% and Mr. Spain
- 30%. Mr. Haycox and Mr. Mullan were not eligible for the AIAP for fiscal 1996 or fiscal 1997. Mr. Wolford was not eligible for the AIAP for fiscal 1997. Mr. Little received his fiscal 1997
AIAP payment of $150,150 at the time of his termination as of April 30, 1997.

           Stock Purchase Plan. The Company intends to implement a stock purchase plan under which specified key employees will be permitted to purchase an aggregate amount of approximately $5 million in DMFC common stock at a price per share equal to the purchase price paid by TPG.

           Stock Option Plan. The Company intends to implement an employee stock option plan providing for grants to specified employees of options to purchase an aggregate of approximately 6% of the outstanding common stock of DMFC.

           The Del Monte Retirement Plan for Salaried Employees. The Del Monte Corporation Retirement Plan for Salaried Employees (the "Del Monte Corporation Retirement Plan"), which became effective as of January 1, 1990, is a non-contributory defined benefit retirement plan covering salaried employees of the Company and its subsidiaries. Credits are made monthly to each participant's personal retirement account ("PRA") consisting of a percentage of that month's eligible compensation, plus interest on his or her account balance. A participant is fully vested upon completion of five years of service.

           The percentage of monthly compensation credited varies according to age as follows:

                          All Monthly       Monthly Compensation
Participant Age           Compensation    Above Social Security Base
---------------           ------------    --------------------------
Below 35................     4.0%                3.0%
35 but below 45.........     5.0%                3.0%
45 but below 55.........     6.0%                3.0%
55 and over.............     7.0%                3.0%

           A participant's annual retirement benefit will be determined by dividing the participant's account balance at retirement by an annuity conversion factor of 8.2 if retirement occurs at age 55 or older, with somewhat higher factors applicable to retirement at ages 50-54. Alternatively, a participant at retirement or other termination of employment may elect a lump sum distribution of his or her account balance.

           Participants who, as of January 1, 1988, were at least age 40 with ten or more years' service, or at least age 55 with five or more years' service, are eligible to receive an alternative retirement benefit that is based on the terms of the prior Del Monte Corporation plan. For credited service after December 31, 1981, such participants have accrued an annual benefit of 1.75% of average final compensation multiplied by years of credited service. Average final compensation is the participant's highest five years' average compensation during his or her last ten years of credited service; compensation generally includes base salary and awards under the AIAP but not other forms of incentive compensation. The amount determined by this alternative benefit formula is reduced by .75% of the participant's Social Security benefit multiplied by years of credited service. For credited service prior to January 1, 1982, a similar benefit formula is applied.

           The Del Monte Corporation Retirement Plan was amended effective April 30, 1992 to cease recognition of any future credited service or average final compensation under the alternative retirement benefit. At retirement, a participant who was eligible for the alternative retirement benefit will receive an annual retirement benefit equal to the greater of the retirement benefit determined by his or her PRA, or his or her alternative retirement benefit based on compensation and credited service to April 30, 1992. Alternatively, a participant may elect the greater of a lump sum distribution of his or her PRA account balance or the actuarial equivalent lump sum of the alternative benefit.

           Nonqualified Retirement Plans. Effective January 1, 1990, the Company established the Del Monte Corporation Additional Benefits Plan and the Del Monte Corporation Supplemental Benefits Plan (the "Nonqualified Retirement Plans"). The Nonqualified Retirement Plans are "top hat" and "excess" benefit plans designed to provide benefits in excess of those otherwise permitted under the Del Monte Corporation Retirement Plan and the Del Monte Corporation Savings Plan (which is qualified under Section 401(k) of the Internal Revenue Code) by Sections 401(a)(17) and 415 of the Internal Revenue Code. The Nonqualified Retirement Plans also provide benefits in respect of certain amounts of deferred compensation and severance not taken into account under the Del Monte Corporation Retirement Plan or the Del Monte Corporation Savings Plan. Employees who participate in the Del Monte Corporation Retirement Plan or the Del Monte Corporation Savings Plan are generally eligible to participate in the Nonqualified Retirement Plans. Benefits under the Nonqualified Retirement Plans are unfunded and paid from the general assets of the Company.

           Set forth below are the estimated annual benefits payable at age 65 (assuming lump sum payments are not elected) under the Del Monte Corporation Retirement Plan and the
Nonqualified Retirement Plans:



                          Year Attaining      Estimated Annual
Participant                  Age 65         Retirement Benefit(a)
-----------                  ------         ---------------------
Mr. Wolford............       2009                 $100,770
Mr. Phillips...........       2002                   35,277
Mr. Meyers.............       2010                  203,244
Mr. Gibbons............       2012                  194,551
Mr. Spain..............       2007                  122,197

(a) The estimated annual retirement benefits shown assumes no increase in compensation or AIAP and interest credits (as defined in the plans) of 5.5%.

           Employment Arrangements. During fiscal 1997, the Company had employment agreements with each of Messrs. Haycox, Mullan, Meyers, Little, Phillips, Gibbons and Spain. The following summaries of the material provisions of the employment agreements with Messrs. Haycox and Mullan (each, a "CEO Agreement" and collectively, the "CEO Agreements"), the employment agreements with Messrs. Meyers and Little (each, an "EVP Employment
Agreement" and collectively, the "EVP Employment Agreements") and the employment agreement with Mr. Phillips (the "Phillips Employment Agreement") do not purport to be complete and are qualified in their entirety by reference to such agreements. The employment of Messrs. Haycox and Mullan pursuant to the CEO Agreements was terminated effective as of April 18, 1997. The employment of Mr. Little pursuant to his EVP Employment Agreement was terminated effective as of April 30, 1997.

           The CEO Agreements provided for an initial term ending on December 31, 1997. Under the terms of the CEO Agreements, if an executive was terminated for any reason other than for Cause (as defined), if he resigned for Good Reason (as defined), or if his employment was terminated upon a sale of the Company, would be entitled to a lump sum payment, within 10 days of his termination, equal to the base salary that he would have earned through December 31, 1997. The executive would also receive any amounts due under the MEP, and would continue to participate in any employee benefit plans and programs maintained by the Company until the earlier of (1) December 31, 1997, or (2) such time as he is covered by comparable programs of a subsequent employer.

           Each of the EVP Employment Agreements is for an indefinite term and contains virtually identical terms. Specifically, each EVP Employment Agreement provides that if the executive's employment terminates for any reason other than for Cause (as defined) or if the executive resigns for Good Reason (as defined), such executive would receive as severance, subject to the executive's not competing with the Company or disclosing confidential information or trade secrets of the Company, severance payments over a three-year period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to the executive over such three-year period would equal two times the sum of: (a) the executive's highest annual base salary in effect during the twelve-month period prior to such termination or resignation and (b) the target award (50% of annual base salary) under the AIAP (or successor thereto) for the year in which such termination or resignation occurs (or, if greater, the amount of the award for the next preceding year). In addition, the executive would receive a pro rata annual bonus under the AIAP for the year in which such termination or resignation occurs and would be entitled to participate in the employee benefit plans and programs maintained by the Company in which the executive participates until the earlier of (i) the end of the three-year period and (ii) such time as the executive is covered by comparable programs of a subsequent employer.

           The Phillips Employment Agreement is for an indefinite term. The Phillips Employment Agreement provides that if Mr. Phillips' employment terminates for any reason other than for Cause (as defined) or if Mr. Phillips resigns for Good Reason (as defined), Mr. Phillips would receive as severance three months of his then current base pay. In addition, if Mr. Phillips executes and delivers to the Company a written agreement confirming his commitment not to compete with the Company and not to disclose confidential information or trade secrets of the Company, the Company would then provide Mr. Phillips severance payments over an eighteen-month period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to Mr. Phillips over such eighteen-month period would equal the sum of (a) Mr. Phillips' highest annual rate of base salary in effect during the twelve-month period prior to such termination or resignation, and (b) the target award under the AIAP (or successor thereto) for the year in which such termination or resignation occurs (or, if greater, the amount of the award for the next preceding year of employment). In addition, Mr. Phillips would receive a pro rata annual bonus under the AIAP for the year in which such termination or resignation occurs and would be entitled to participate in the employee benefit plans and programs maintained by the Company in which Mr. Phillips participates until the earlier of (i) the end of the eighteen-month period or (ii) such time as Mr. Phillips is covered by comparable programs of a subsequent employer.

           Messrs. Gibbons' and Spain's employment agreements are similar to that of Mr. Phillips except that they do not require
Messrs. Gibbons or Spain to execute an agreement not to compete or disclose confidential information in order to receive severance payments over an eighteen-month period.

           The Company also intends to enter into an employment agreement with each of Mr. Wolford and Mr. Smith, the terms of which have not yet been finalized.

Director Compensation

           Under Company policy, Messrs. Boyce, Bruer, Foley and Haycox and Ms. O'Leary will each receive $25,000 per year to be paid in cash or in Common Stock of DMFC, at the option of the director. Each of these directors will also receive $2,000 for each committee meeting of the Board of Directors attended in person.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           DMC is a wholly owned subsidiary of DMFC. DMFC does not have any material assets other than the stock of DMC.

           The following tables sets forth the information regarding the beneficial ownership of DMFC's Common Stock as of August 31, 1997 for each person that is know to DMFC to be the beneficial owner of 5% or more of Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table:

                                               Common Stock
                                               Number and
                                              Percentage of
                                             Shares of Common
              Owner                              Stock (1)
              -----                              ---------
         TPG (2)                               110,676.93 (3)
          600 California Street                   (77.5%)
          San Francisco, California 94108



         399 Venture Partners Inc.              13,000.00 (3)
          399 Park Avenue, 14th                    (9.1%)
          Floor/Zone 4
          New York, New York 10043

         All directors and officers as a       110,676.93
         group (4)                                (77.5%)


(1)   As of August 31, 1997, there were 140,000 shares of Common
      Stock outstanding and warrants to purchase 2,587.14 shares of Common Stock that were exercisable within 60 days.

(2) Shares of Common Stock are held by the following TPG affiliates: TPG Partners L.P.; and TPG Parallel I L.P.

(3) Includes warrants to purchase 1,428.570 shares of Common Stock that are exercisable within 60 days.

(4) Attributes TPG's ownership to Messrs. Price and Shaw who are partners of TPG. Each of Messrs. Price and Shaw disclaim beneficial ownership of the TPG owned shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In connection with the Recapitalization, the Company entered into a ten-year agreement (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $500,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Company.

           In connection with the Recapitalization, the Company also entered into an agreement (the "Transaction Advisory Agreement") with TPG pursuant to which TPG received a cash financial advisory fee of approximately $8.4 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization. TPG also is entitled to receive fees up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits to be received by the Company.

           Also in connection with the Recapitalization, DMFC and the holders of its common stock, including TPG and 399 Venture Partners, Inc. ("399 Venture Partners") entered into a stockholders' agreement dated as of April 18, 1997 (the "Stockholders' Agreement"). Among other things, the Stockholders' Agreement (i) imposes certain restrictions on the transfer of shares of DMFC common stock and (ii) gives such holders registration rights under certain circumstances. DMFC will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement.

           As set forth in the Merger Agreement, an affiliate of 399 Venture Partners and certain current and former employees of an affiliate of 399 Venture Partners, received approximately $7.9 million, and $215,000, respectively, in return for shares of DMFC preferred stock which were surrendered and were cancelled by virtue of the Merger. Since the beginning of fiscal 1996, in connection with the PIK Note exchange offer and the refinancing activity relating to the senior debt, the Company has also paid fees and made other payments to affiliates of 399 Venture Partners totaling approximately $442,000. In addition, in connection with the Recapitalization, the Company paid to 399 Venture Partners a transaction fee of approximately $900,000.

           The employment contract of Mr. Haycox was terminated effective as of April 18, 1997. Mr. Haycox will continue to receive the salary that he would have earned pursuant to his CEO Agreement until September 1997. In September 1997, the Company will pay to Mr. Haycox a lump sum payment of salary. Such lump sum payment will be in an amount equal to the base salary that Mr. Haycox would have earned pursuant to the CEO Agreement between the date the lump sum payment is made and December 31, 1997.

                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)    1.  Financial Statements

           (i)  The following financial statements of Del Monte
                Foods Company and subsidiaries are included in
                Item 8:

                Report of KPMG Peat Marwick LLP, Independent
                Auditors
                Consolidated Balance Sheets - June 30,
                1997 and 1996
                Consolidated Statements of Operations - Years ended June 30, 1997, 1996 and 1995
                Consolidated Statements of Stockholders'
                Equity (Deficit) - Years ended June 30, 1997, 1996 and 1995 Consolidated Statements of Cash Flows - Years ended June 30, 1997,
                1996 and 1995
                Notes to consolidated financial statements

           (ii) Report of Ernst & Young LLP, Independent
                Auditors, on the Company's financial
                statements as of June 30, 1996 and for each of the years in the two year period then ended follows on page 61.

      2.   Financial Statements Schedules:

           Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

      3.   Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

(c)   See Item 14(a)3 above.

(d)   See Item 14(a)1 and 14(a)2 above.

                  REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Del Monte Foods Company


   We have audited the accompanying consolidated balance sheet of Del Monte Foods Company and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 1996 and the consolidated results of their operations and their cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

   In the fiscal year ended June 30, 1996, Del Monte Foods
Company changed its methods of accounting for impairment of long-lived assets and for long-lived assets to be disposed of.


                                   ERNST & YOUNG LLP


August 29, 1996
San Francisco, California

                            SIGNATURES

           PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY
CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY

                                  Date:  September 18, 1997
By: /s/ Richard G. Wolford
   --------------------------
      Richard G. Wolford
    Chief Executive Officer

           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND
EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE
FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE
CAPACITIES AND ON THE DATES INDICATED.



Signature                  Title                      Date
---------                  -----                      ----

/s/ Richard G. Wolford     Chief Executive Officer;   September 18, 1997
-------------------------  Director
Richard G. Wolford

/s/ David L. Meyers        Executive Vice President,  September 18, 1997
-------------------------  Administration and
David L. Meyers            Chief Financial Officer

/s/ Richard L. French      Vice President and Chief   September 18, 1997
-------------------------  Accounting Officer
Richard L. French

/s/ Dick W. Boyce          Director; Chairman of      September 18, 1997
-------------------------  the Board
Dick W. Boyce

/s/ Timothy G. Bruer       Director                   September 18, 1997
-------------------------
Timothy G. Bruer

/s Patrick Foley           Director                   September 18, 1997
-------------------------
Patrick Foley

/s Brian E. Haycox         Director                   September 18, 1997
-------------------------
Brian E. Haycox

/s/ Denise O'Leary         Director                   September 18, 1997
-------------------------
Denise O'Leary

/s/ William S. Price, III  Director                   September 18, 1997
-------------------------
William S. Price, III

/s/ Jeffrey A. Shaw        Director                   September 18, 1997
-------------------------
Jeffrey A. Shaw

/s/ Wesley J. Smith        Director                   September 18, 1997
-------------------------
Wesley J. Smith

                           EXHIBIT INDEX


Exhibit
No.                         Description
-------                     -----------

  2.1 Agreement and Plan of Merger, dated as of February 21, 1997, amended and restated as of April 14, 1997, among TPG Partners, L.P., TPG Shield Acquisition Corporation and Del Monte Foods Company (the "Agreement and Plan of Merger") (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-29079, filed June 24, 1997 (the "Registration Statement"))

          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Agreement and Plan of Merger.

  3.1     Restated Certificate of Incorporation of Del Monte
          Corporation, dated as of June 5, 1997 (incorporated by reference to Exhibit 3.1 to the Registration Statement)

* 3.2 Amended and Restated By-laws of Del Monte Corporation, as amended

  3.3     Articles of Amendment and Restatement of TPG Shield
          Acquisition Corporation, filed April 17, 1997 (included
          as Exhibit A of the Articles of Merger filed as Exhibit
          3.5)

  3.4     Articles Supplementary of TPG Shield Acquisition
          Corporation, filed April 18, 1997 (included as Exhibit
          A of the Articles of Merger filed as Exhibit 3.5)

  3.5 Articles of Merger between TPG Acquisition Corporation and Del Monte Foods Company, filed April 18, 1997
          (incorporated by reference to Exhibit 3.6 to the Registration Statement)

* 3.7     Bylaws of Del Monte Foods Company, as amended

  4.1     Indenture, dated as of April 18, 1997, among Del Monte
          Corporation, as issuer, Del Monte Foods Company, as guarantor, and Marine Midland Bank, as trustee, relating to the Notes (the "Indenture") (incorporated by reference to Exhibit 4.2 to the Registration
          Statement)

   4.2    Form of Series B 12-1/4% Senior Subordinated Note Due
          2007 of Del Monte Corporation (the "New Notes")
          (included as Exhibit B of the Indenture filed as Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registration Statement)

   4.3 Registration Rights Agreement, dated as of April 18, 1997, by and among Del Monte Corporation and the Purchasers listed therein, relating to the Notes (incorporated by reference to Exhibit 4.9 to the Registration Statement)

          NOTE: Pursuant to the provisions of paragraph
          (b)(4)(iii) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of the instruments pursuant to which various entities hold long-term debt of the Company or its parent or subsidiaries, none of which instruments govern indebtedness exceeding 10 percent of the total assets of the Company and its parent or subsidiaries on a consolidated basis.

  10.1 Stockholders' Agreement, dated as of April 18, 1997, among Del Monte Foods Company and its Stockholders
          (incorporated by reference to Exhibit 3.6 to the Registration Statement)

  10.2    Transaction Advisory Agreement, dated as of April 18,
          1997, between Del Monte Corporation and TPG Partners,
          L.P. (incorporated by reference to Exhibit 10.1 to the Registration Statement)

  10.3    Management Advisory Agreement, dated as of April 18,
          1997, between Del Monte Corporation and TPG Partners,
          L.P. (incorporated by reference to Exhibit 10.2 to the Registration Statement)

  10.4 Credit Agreement, dated as of April 18, 1997, among Del Monte Corporation, Bank of America N.T. & S.A., as Administrative Agent, and other financial institutions parties thereto (incorporated by reference to Exhibit
          4.4 to the Registration Statement)

  10.5    Guaranty, dated April 18, 1997, executed by Del Monte
          Company, with respect to the obligations under the Credit Agreement (incorporated by reference to Exhibit
          4.5 to the Registration Statement)

  10.6 Security Agreement, dated April 18, 1997, between Del Monte Corporation and Del Monte Foods Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.6 to the Registration Statement)

  10.7    Pledge Agreement, dated April 18, 1997. between Del
          Monte Corporation and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.7 to the Registration Statement)

 10.8     Parent Pledge Agreement, dated April 18, 1997. between
          Del Monte Foods Company and Bank of America National
          Trust and Savings Association (incorporated by reference to Exhibit 4.8 to the Registration Statement)

 10.9     Retention Agreement between Del Monte Corporation and
          David L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the Registration
          Statement)

 10.10    Retention Agreement between Del Monte Corporation and
          Glynn M. Phillips, dated October 5, 1994 (incorporated by reference to Exhibit 10.4 to the Registration
          Statement)

 10.11    Retention Agreement between Del Monte Corporation and
          Thomas E. Gibbons, dated January 1, 1992 (incorporated by reference to Exhibit 10.5 to the Registration
          Statement)

 10.12    Del Monte Foods Annual Incentive Award Plan and 1997
          Plan Year Amendments (incorporated by reference to
          Exhibit 10.8 to the Registration Statement)

 10.13 Additional Benefits Plan of Del Monte Corporation, as amended and restated effective January 1, 1996
          (incorporated by reference to Exhibit 10.9 to the Registration Statement)

 10.14 Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the Registration Statement)

 10.15 Agreement for Information Technology Services between Del Monte Corporation and Electronic Data Systems Corporation, dated November 1, 1992, as amended as of September 1, 1993 and as of September 15, 1993 (incorporated by reference to Exhibit 10.11 to the Registration Statement)

 10.16 Supply Agreement between Del Monte Corporation and Silgan Containers Corporation, dated as of September 3, 1993, as amended as of December 21, 1993 (incorporated by reference to Exhibit 10.12 to the Registration Statement)

*12.1     Computation of ratio of earnings to fixed charges

 21.1     Subsidiaries of Del Monte Foods Company and Del Monte
          Corporation

*27.1     Financial Data Schedule

* filed herewith