Form 10-Q
period 1997-09-30
DEL MONTE FOODS CO
filed 1997-11-14
CIK 866873

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            ----------

                            FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                Commission File Number 33-36374-01


                     DEL MONTE FOODS COMPANY
      (Exact name of registrant as specified in its charter)


          Maryland                              13-3542950
-------------------------------     ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization


          One Market, San Francisco, California    94105
        (Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code (415) 247-3000


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---     ---

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
    ---     ---

      As of September 30, 1997, 140,000 shares of Common Stock, par value $.01 per share, were outstanding.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        TABLE OF CONTENTS
                        -----------------


                                                            Page No.
                                                           --------
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

           Consolidated Balance Sheets
             September 30, 1997 and June 30, 1997              1

           Consolidated Statements of Operations
             Three Months Ended September 30, 1997
             and 1996                                          2

           Consolidated Statements of Cash Flows
             Three Months Ended September 30, 1997
             and 1996                                          3

           Notes to Consolidated Financial Statements          4


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                       6


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                8

      Item 2. Changes in Securities                            8

      Item 3. Defaults Upon Senior Securities                  8

      Item 4. Submission of Matters to a Vote
              of Security Holders                              8

      Item 5. Other Information                                8

      Item 6. Exhibits and Reports on Form 8-K                 8


SIGNATURES

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in Millions Except Per Share Amounts)


                                       September 30,        June 30,
                                           1997               1997
                                       -------------        --------
                                        (unaudited)

ASSETS
------

Current assets:
      Cash and cash equivalents              $  5             $  5
      Trade accounts receivable,
      net of allowance                         79               67
      Other receivables                         5                2
      Inventories                             624              339
      Prepaid expenses and other
      current assets                            3                9
                                              ---              ---
                TOTAL CURRENT ASSETS          716              422

      Property, plant and equipment, net      218              222
      Other assets                             22               23
                                              ---              ---
                TOTAL ASSETS                 $956             $667
                                             ====             ====

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Accounts payable and accrued
      expenses                               $354             $222
      Short-term borrowings                   237               82
      Current portion of long-term debt        10                2
                                             ----             ----

                TOTAL CURRENT LIABILITIES     601              306

Long-term debt                                518              526
Other noncurrent liabilities                  216              215
Redeemable preferred stock ($.01 par
      value per share, 1,000,000 shares
      authorized; issued and outstanding:
      35,000 at September 30, 1997,
      aggregate liquidation preference:
      $37 and 35,000 at June 30, 1997;
      aggregate liquidation preference:
      $35)                                     32               32
Stockholders' equity (deficit):
      Common stock ($.01 par value per
      share, 1,000,000 shares authorized;
      issued and outstanding: 140,000 at
      September 30, 1997 and June 30, 1997)
      Paid-in capital                         129              129
      Retained earnings (deficit)            (540)            (541)
                                             ----             ----
                TOTAL STOCKHOLDERS'
                EQUITY (DEFICIT)             (411)            (412)
                                             ----             ----

                TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $956             $667
                                             ====             ====

          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          (Dollars in Millions Except Per Share Amounts)

                                               Three Months
                                                  Ended
                                               September 30,
                                               -------------

                                              1997      1996
                                             -----     -----
Net sales                                    $ 251     $ 264
Cost of products sold                          171       183
                                             -----     -----

      Gross profit                              80        81

Selling, advertising, administrative
 and general expenses                           62        63
                                             -----     -----

      OPERATING INCOME                          18        18

Interest expense                                17        13
                                             -----     -----

      INCOME BEFORE INCOME TAXES, AND
        EXTRAORDINARY ITEM                       1         5

Provision for income taxes                                 1
                                             -----     -----

      INCOME BEFORE EXTRAORDINARY ITEM           1         4

Extraordinary loss from the early
retirement of debt                                         4
                                             -----     -----

      NET INCOME                             $   1     $
                                             =====     =====

Net loss attributable to
common shares                                $  (1)    $ (22)
                                             =====     =====

Loss per common share:
      Loss before
      extraordinary item                    ($4.54)  $(48.63)
      Extraordinary loss from the
      early retirement of debt                         (9.34)
                                             -----   -------
         Net loss per
         common share                       ($4.54)  $(57.97)
                                             =====   ========


          See Notes to Consolidated Financial Statements

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      (Dollars in Millions)


                                               Three Months
                                                  Ended
                                               September 30,
                                               -------------

                                                1997    1996
                                               -----   -----

OPERATING ACTIVITIES:
  Net income                                   $   1
  Adjustments to reconcile net income
  to net cash flows provided by
  (used in) operating activities:
      Depreciation and amortization                7   $   8
      Extraordinary loss from the
      early retirement of debt                             4
  Changes in operating assets and
  liabilities:
      Accounts receivable                        (15)     (3)
      Inventories                               (285)   (290)
      Prepaid expense and other
      current assets                               6       6
      Accounts payable and accrued
      expenses                                   132     148
      Other non-current liabilities                1      (1)
                                               -----   -----

        NET CASH USED IN OPERATING ACTIVITIES  (153)    (128)

INVESTING ACTIVITIES:
  Capital expenditures                            (2)     (1)
                                               -----   -----

        NET CASH USED IN INVESTING ACTIVITIES     (2)     (1)

FINANCING ACTIVITIES:
  Short-term borrowings                          189     409
  Payments on short-term borrowings              (34)   (241)
  Proceeds from long-term borrowings                      55
  Principal payments on long-term
  borrowings                                            (115)
  Deferred debt issuance costs                            (7)
  Specific Proceeds Collateral Account                    30
                                               -----   -----

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES                               155     131

Effect of exchange rate changes on cash
and cash equivalents                                      (1)

                                               -----   -----

        NET CHANGE IN CASH AND CASH
        EQUIVALENTS                                        1

Cash and cash equivalents at beginning
of period                                          5       6
                                               -----   -----

        CASH AND CASH EQUIVALENTS AT
        END OF PERIOD                          $   5   $   7
                                               =====   =====


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997
                      (Dollars in Millions)


NOTE A - BASIS OF FINANCIAL STATEMENTS

      Basis of Presentation: The accompanying consolidated financial statements at September 30, 1997 and for the three-month periods ended September 30, 1997 and 1996, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1997, and notes thereto, included in the Annual Report on Form 10-K.


NOTE B - INVENTORIES

      The major classes of inventory are as follows:


                                           September 30,   June 30,
                                               1997          1997
                                           -------------   --------

           Finished product                    $576         $239
           Raw materials and supplies            19           13
           Other, principally packaging
           material                              29           87
                                               ----         ----
                                               $624         $339
                                               ====         ====


      During the twelve months ended June 30, 1997 and the three months ended September 30, 1997 and 1996, respectively, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1997 and September 30, 1997 or on results of operations for the three months ended September 30, 1997 and 1996, respectively.


NOTE C - NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share was computed by dividing net income (loss) attributable to common shares by the weighted average number of common and redeemable common shares outstanding during the period. Net income (loss) attributable to common shares is computed as net income or loss reduced by cash and in-kind dividends for the period on redeemable preferred stock.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        September 30, 1997
                      (Dollars in Millions)


NOTE D - PREFERRED STOCK

      On October 13, 1997, the Company authorized a new series of cumulative redeemable preferred stock, Series C, and issuance of shares of such new series of preferred stock in exchange for all of the issued and outstanding shares of cumulative redeemable preferred stock, Series A and B, currently held by preferred stock shareholders. The Series A and B preferred stock were retired upon completion of this exchange.

      The terms of the Series C preferred stock are substantially identical to those of the Series A and B stock with the exception of a call premium and right of holders to require redemption upon a change in control. The Series C preferred stock will be redeemable at the option of the Company at redemption price ranging from 103% of the liquidation preference, if redeemed prior to October 1998, to 100% of the liquidation preference, if redeemed after October 2000. The Series A and B preferred stock was redeemable by the Company at par. In the event of a change of control of the Company, the holders of the Series C preferred stock will have the right to require the Company to repurchase shares of such stock at 101% of the liquidation preference. Under the terms of the Series A and B preferred stock, shares of such stock were mandatorily redeemable (i.e., the holder did not have the option of continuing to hold such shares) at 101% of the liquidation preference.

NOTE E - SUBSEQUENT EVENT

      On November 12, 1997, the Company entered into an agreement to purchase the Contadina processed tomato businesses, including the Contadina trademark worldwide, capital assets and inventory.
The acquisition is expected to close in December 1997.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                        September 30, 1997
                      (Dollars in Millions)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operation

      During the first half of fiscal 1997, the Company sold its interests Del Monte Latin America. At the end of fiscal 1997, a distribution agreement under which the Company sold certain products at cost or Yorkshire Dried Fruit & Nuts, Inc. expired. These events are collectively referred to as the "Divested Operations".

Three Months Ended September 30, 1997 vs. Three Months Ended
September 30, 1996

      Net Sales. Consolidated net sales for the first fiscal quarter of 1998 decreased by $13 compared to prior year quarter due to the absence of the Divested Operations. Net sales, after adjusting for the effect of the invested Operations, increased by $6 compared to the prior year quarter primarily due to higher volumes in the vegetable and tomato businesses. The vegetable and tomato businesses have experienced an increase in sales volumes (3% and 19%, respectively) and net sales (3% and 15%, respectively) compared to prior year period, which has been partially offset by volume and net sales decreases of 2% and 3% respectively in the fruit business. The Company's current vegetable and tomato pricing has begun to meet some resistance due to competitive discounting in the marketplace. As a result of this competitive activity, the Company has experienced some market share loss in vegetables for the current year quarter versus prior year quarter.

      Cost of Sales and Gross Profit. Gross profit for the first quarter decreased by $1 from the prior year period. Gross margin percentage, after adjusting for the effect of the Divested Operations, has remained relatively stable (31.9% for first quarter fiscal 1998 versus 31.8% for first quarter fiscal
1997). Gross margin for the fruit segment (which includes pineapple) increased from 26.3% in prior year quarter to 27.5% in current year quarter, but this gain was offset as the gross margin percentages for vegetables and tomatoes decreased form 38.1% to 37.1% and from 32.0% to 29.4%, respectively.

      Costs are expected to increase in the current year primarily due to an increase in processing costs. The Company's peach and pear growing regions experienced a compressed harvesting season. This shortened time frame for harvesting caused an increase in the use of cold storage for peaches and pears until processing capacity became available. In addition, smaller fruit size lowered raw product recoveries. Cooler weather than normal resulted in late plantings for some vegetables, lower field yields and slower recoveries. The adverse weather and harvesting conditions are not expected to impact the Company's supply of product available for sale, however, since carry-in inventories were adequate to cover shortfalls from the current year harvest.

      Selling, Advertising, Administrative and General Expenses. Selling, advertising, administrative and general expenses, after adjusting for Divested Operations, increased by $1 versus the same period of the prior year. Administrative and general expenses have increased from the prior year period due to an increase in marketing spending support offset by lower benefit plan costs. This higher spending is a combination of spending earlier in the year (timing) and higher trade promotion expense resulting form the competitive situation in vegetables and tomatoes.

      Interest Expense. Interest expense has increased by $4 compared to the prior year quarter, primarily due to higher outstanding debt balances in first quarter of the current year resulting from the recapitalization transaction that occurred in the fourth quarter of fiscal 1997.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued
                        September 30, 1997
                      (Dollars in Millions)


Financial condition - Liquidity and Capital Resources

      The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its Revolving Credit Facility are the Company's primary sources of liquidity.

      As of September 30, 1997, the Company's Short Term Borrowings and Long Term Debt primarily consisted of a revolving credit facility, bank term loans, and senior subordinated notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which is the maximum senior debt ratio. The Company is in compliance with all such covenants for the first quarter of fiscal 1998.

      The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June trough October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The increase in inventories at September 30, 1997 from June 30, 1997 reflects the seasonal inventory buildup. The increase in accounts payable and accrued expenses from June 30, 1997 to September 30, 1997 primarily reflects accrued expenses resulting from higher levels of trade and consumer promotions and accruals remaining from the peak production period.

      To finance this seasonal production, the Company relies on its Revolving Credit Facility, which has a maximum availability of $350, subject to an asset-based borrowing base. As of September 30, 1997, $237 was outstanding under the Revolving
Credit Facility, compared to $82 at June 30, 1997.

      The Company expects that its fiscal 1998 capital expenditures will be approximately $40.

Certain Forward-Looking Statements

      Certain statements in this quarterly report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other important factors include among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors referenced in this quarterly report. These forward-looking statements speak only as of the date of the quarterly report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES



                    PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.  None


ITEM 2. CHANGES IN SECURITIES.  None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None


ITEM 5. OTHER INFORMATION.

      On November 12, 1997, the Company entered into an agreement to purchase the Contadina processed tomato businesses, including the Contadina trademark worldwide, capital assets and inventory.
The acquisition is expected to close in December 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. None.


(a)   Exhibits


      (3)  Articles Supplementary to the Charter of Del Monte
Foods Company, filed October 15, 1997

      (27) Financial Data Schedule


(b)   Report on Form 8-K


      No reports on Form 8-K were required to be filed during the quarter for which this report is filed.

                            Signatures



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DEL MONTE FOODS COMPANY


                                    Date November 14, 1997




By: /s/ RICHARD G. WOLFORD
   -------------------------------
         Richard G. Wolford
       Chief Executive Officer








By: /s/ DAVID L MEYERS              Date November 14, 1997
    ------------------------------
           David L. Meyers
      Executive Vice President,
           Administration
      And Chief Financial Officer