Form 10-Q
period 1997-12-31
DEL MONTE FOODS CO
filed 1998-02-12
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)



                  Maryland                            13-3542950
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000


        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


As of December 31, 1997, 181,560 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                Consolidated Balance Sheets
                  December 31, 1997 and June 30, 1997                                   1

                Consolidated Statements of Operations
                  Three Months Ended December 31, 1997 and 1996
                  Six Months Ended December 31, 1997 and 1996                           2

                Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 1997 and 1996                           3

                Notes to Consolidated Financial Statements                              4


         Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               7



PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    10

         Item 2.  Changes in Securities                                                10

         Item 3.  Defaults Upon Senior Securities                                      10

         Item 4.  Submission of Matters to a Vote of Security Holders                  10

         Item 5.  Other Information                                                    10

         Item 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                                                                   December 31,    June 30,
                                                                                       1997          1997
                                                                                     -------        -------
                                                                                    (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                      $    12        $     5
      Trade accounts receivable, net of allowance                                         87             67
      Other receivables                                                                    3              2
      Inventories                                                                        600            339
      Prepaid expenses and other current assets                                            9              9
                                                                                     -------        -------
               TOTAL CURRENT ASSETS                                                      711            422

Property, plant and equipment, net                                                       291            222
Intangible assets, net                                                                    26
Other assets                                                                              25             23
                                                                                     -------        -------
               TOTAL ASSETS                                                          $ 1,053        $   667
                                                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                          $   317        $   222
      Short-term borrowings                                                              153             82
      Current portion of long-term debt                                                   17              2
                                                                                     -------        -------
               TOTAL CURRENT LIABILITIES                                                 487            306

Long-term debt                                                                           686            526
Other noncurrent liabilities                                                             216            215
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized; issued and outstanding: 37,254 at December 31, 1997, aggregate liquidation preference: $39; and 35,000 at June 30, 1997,
      aggregate liquidation preference: $35)                                              32             32
Stockholders' equity (deficit):
      Common stock ($.01 par value per share, 1,000,000 shares authorized;
      issued and outstanding: 181,560 at December 31, 1997 and 140,000 at June
      30, 1997)
      Paid-in capital                                                                    170            129
      Retained earnings (deficit)                                                       (538)          (541)
                                                                                     -------        -------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (368)          (412)
                                                                                     -------        -------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,053        $   667
                                                                                     =======        =======


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                          (Dollars in Millions)


                                                             Three Months          Six Months
                                                                Ended                 Ended
                                                             December 31,          December 31,
                                                           ---------------       ---------------
                                                           1997       1996       1997       1996
                                                           ----       ----       ----       ----
Net sales                                                  $369       $364       $620       $628
Cost of products sold                                       242        247        413        430
                                                           ----       ----       ----       ----

   Gross profit                                             127        117        207        198

Selling, advertising, administrative
  and general expenses                                      100         93        162        156
                                                           ----       ----       ----       ----

   OPERATING INCOME                                          27         24         45         42

Interest expense                                             19         13         36         26
Loss on sale of divested assets                                          5                     5
Other expense                                                 6                     6
                                                           ----       ----       ----       ----

   INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                                      2          6          3         11

Provision for income taxes                                               1                     2
                                                           ----       ----       ----       ----

   INCOME BEFORE EXTRAORDINARY ITEM                           2          5          3          9

Extraordinary loss from the early retirement of debt                                           4
                                                           ----       ----       ----       ----

   NET INCOME                                              $  2       $  5       $  3       $  5
                                                           ====       ====       ====       ====


                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (Dollars in Millions)


                                                                           Six Months Ended
                                                                              December 31,
                                                                          ------------------
                                                                          1997         1996
                                                                          -----        -----
OPERATING ACTIVITIES:
  Net income                                                              $   3        $   5
  Adjustments to reconcile net income to net cash flows provided by
     (used in) operating activities:
         Depreciation and amortization                                       15           15
         Extraordinary loss from the early retirement of debt                              4
         Gain on sale of assets                                              (1)
         Loss on sale of divested assets                                                   5
  Changes in operating assets and liabilities:
         Accounts receivable                                                (21)
         Inventories                                                       (156)        (188)
         Prepaid expenses, other current assets and other assets              5            7
         Accounts payable and accrued expenses                               80           82
         Other non-current liabilities                                                     5
                                                                          -----        -----


           NET CASH USED IN OPERATING ACTIVITIES                            (75)         (65)

INVESTING ACTIVITIES:
  Capital expenditures                                                       (6)          (5)
  Proceeds from the sale of operations and assets                             5           49
  Acquisition of businesses                                                (197)
                                                                          -----        -----

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (198)          44

FINANCING ACTIVITIES:
  Short-term borrowings                                                     228          710
  Payments on short-term borrowings                                        (157)        (633)
  Proceeds from long-term borrowings                                        176           55
  Principal payments on long-term borrowings                                 (1)        (131)
  Deferred debt issuance costs                                               (7)          (7)
  Issuance of stock                                                          41
  Specific Proceeds Collateral Account                                                    30
                                                                          -----        -----

           NET CASH PROVIDED BY FINANCING ACTIVITIES                        280           24
                                                                          -----        -----

           NET CHANGE IN CASH AND CASH EQUIVALENTS                            7            3
Cash and cash equivalents at beginning of period                              5            6
                                                                          -----        -----

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  12        $   9
                                                                          =====        =====


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                 (Dollars in Millions Except Per Share Amounts)


NOTE A - BASIS OF FINANCIAL STATEMENTS

        Basis of Presentation: The accompanying consolidated financial statements at December 31, 1997 and for the three-month and six-month periods ended December 31, 1997 and 1996, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1997, and notes thereto, included in the Annual Report on Form 10-K.


NOTE B - INVENTORIES

        The major classes of inventory are as follows:


                                         December 31,     June 30,
                                            1997            1997
                                            ----            ----
Finished product                            $547            $239
Raw materials and supplies                     9              13
Other, principally packaging material         44              87
                                            ----            ----
                                            $600            $339
                                            ====            ====


        During the twelve months ended June 30, 1997 and the three months and six months ended December 31, 1997 and 1996, respectively, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1997 and December 31, 1997 or on results of operations for the three-months and six-months ended December 31, 1997 and 1996, respectively.


NOTE C - STOCKHOLDERS' EQUITY

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

        The terms of the Series C preferred stock are substantially identical to those of the Series A and B stock with the exception of a call premium and right of holders to require redemption upon a change in control. The Series C preferred stock will be redeemable at the option of the Company at a redemption price ranging from 103% of the liquidation preference, if redeemed prior to October 1998, to 100% of the liquidation preference, if redeemed after October 2000. The Series A and B preferred stock was redeemable by the Company at par. In the event of a change of control of the Company, the holders of the Series C preferred stock will have the right to require the Company to repurchase shares of such stock at 101% of the liquidation preference. Under the terms of the Series A and B preferred stock, shares of such stock were

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                December 31, 1997
                 (Dollars in Millions Except Per Share Amounts)

mandatorily redeemable (i.e., the holder did not have the option of continuing to hold such shares) at 101% of the liquidation preference.

        On January 16, 1998, TPG Partners, L.P. ("TPG") and certain of its affiliates sold approximately 93% of their Preferred Stock holdings to unaffiliated investors.

Employee Stock Purchase Plan

        Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 5,000 shares of Common Stock of the Company are reserved for issuance under the Employee Stock Purchase Plan. During December 1997, 1,560 shares of the Company's common stock were purchased by and issued to eligible employees.

Stock Option Plan

        On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan which allows the granting of options to certain key employees of the Company. Options may be granted to participants with respect to 9,508 shares of the Company's Common Stock. Options may be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Two different vesting schedules have been approved under the 1997 Stock Incentive Plan. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. Pursuant to this plan, options for 8,274 shares were granted to eligible employees in December 1997. The per share exercise price of the options granted in December 1997 was $1,000, which was determined to be the fair market value of said shares.


NOTE D - CONTADINA ACQUISITION

        On November 12, 1997, the Company entered into an asset purchase agreement to acquire the Contadina canned tomato businesses, including the Contadina trademark worldwide, capital assets and inventory from Nestle' USA, Inc. and Contadina Services, Inc. (the "Contadina Acquisition") for a total purchase price of $197, comprised of a base price of $177 and an estimated net working capital adjustment of $20. The purchase price is subject to adjustment based on the final calculation of net working capital as of the closing date. The transaction closed on December 19, 1997.

        The Company funded the acquisition through the issuance of senior discount notes (the "Initial Notes") with an aggregate principal amount at maturity of $230, which resulted in gross proceeds of $126. These Initial Notes accrue interest at 12.50% payable on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The Initial Notes mature on December 15, 2007. An additional source of funding was provided through an equity contribution of $40 from the Company's majority shareholder, TPG and certain other investors. Also, the Company amended its bank financing agreements to permit additional funding which was drawn in an amount of $50. Amortization of the additional Term B loan amount is incremental to the scheduled amortization of the existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 per quarter. These debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined).

        The Contadina Acquisition has been reflected in the balance sheet at December 31, 1997. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on preliminary estimates of their respective fair values. Accordingly, adjustments will be made based upon final determination of the purchase price adjustments and completion of the valuations

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                December 31, 1997
                 (Dollars in Millions Except Per Share Amounts)

that are in progress. The results of operations of the acquired business for the period from the closing of the acquisition to period end and any other expenses of the transaction are reflected in the statements of operations for the three and six month periods ended December 31, 1997, and did not significantly effect the results of operations of the Company for those periods. The Company filed a Comment Report on Form 8-K on January 5, 1998 reporting this acquisition. An amendment to the Form 8-K will be filed not later than March 4, 1998 which will contain the financial information required by Rule 3-05 of Regulation S-X.


NOTE E - SUBSEQUENT EVENT

        In January 1998, management announced a four-year plan to consolidate its California manufacturing operations in order to enhance the efficiency of fruit and tomato processing operations and allow the Company to better meet the competitive challenges of the market. In 1999, tomato production currently taking place at the Modesto plant is expected to be transferred to the Company's newly acquired facility in Hanford. The Modesto location would then be converted to a fruit processing plant allowing production currently processed at the San Jose plant to be transferred to Modesto. At the end of the 2000 production season, the Company is expected to close its Stockton fruit plant and transfer production from that plant to Modesto. Considerations of plant age and location were primary factors in the decision to close the eighty year-old San Jose plant and transfer production closer to the growing areas. None of the Company's other plants will be directly affected by these decisions.

        The Company is currently analyzing the impact of such plans and will record a restructuring charge as soon as this analysis has been completed, if appropriate.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

        Divested Operations. During the first half of fiscal 1997, the Company sold its interest in Del Monte Latin America. At the end of fiscal 1997, a distribution agreement under which the Company sold certain products at cost for Yorkshire Dried Fruit & Nuts, Inc. expired. These events are collectively referred to as the "Divested Operations".

        Contadina Acquisition. On December 19, 1997, the Company purchased the Contadina canned tomato businesses, including the Contadina trademark worldwide, capital assets and inventory for a total of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The purchase price is subject to adjustment based on the final calculation of net working capital as of the closing date.

        Net Sales. Consolidated net sales for the six months ended December 31, 1997 decreased by $8 million and increased by $5 million for the second quarter of fiscal 1998 compared to the same periods of the prior year. Net sales, after adjusting for the effect of the Divested Operations, increased by $27 million compared to the prior year six-month period and by $21 million compared to the prior year quarter primarily due to higher volumes in the vegetable and tomato businesses and the acquisition of Contadina ($6 million). The vegetable and tomato businesses have experienced an increase in sales volumes year-to-date of 9% and 17%, respectively while net sales for the vegetable and tomato businesses increased by 10% and 15%, respectively compared to prior year period. Although fruit volume has been relatively flat, net sales for fruit decreased 3% primarily due to competitive pricing pressures in the foodservice market. The Company addressed competitive discounting in the marketplace in the vegetable and tomato businesses by using an effective mix of targeted trade and consumer promotions. As a result, these actions enabled the Company to achieve increased volumes and net sales in the vegetable and tomato businesses.

        Cost of Sales and Gross Profit. Gross profit for the first half of fiscal 1998 increased by $9 million and for the second quarter increased by $10 million from the same prior year periods. Gross margin percentage on a year-to-date basis, after adjusting for the effect of the Divested Operations, has remained relatively stable. Although costs have increased in the current year over prior year, this increase has been offset to date by a favorable sales mix of higher margin products.

        Costs have increased in the current year primarily due to an increase in processing costs caused by a compressed harvesting season for fruits which resulted in the increased use of cold storage until processing capacity became available. Also effecting costs were reduced plantings for some vegetables and lower fruit raw product recoveries. The adverse harvesting conditions have had very little impact on the Company's supply of product available for sale, however, since carry-in inventories were adequate to cover shortfalls from the current year harvest.

        Selling, Advertising, Administrative and General Expenses. Selling, advertising, administrative and general expenses, after adjusting for Divested Operations, increased by $9 million for the six month period and by $8 million for the second quarter versus the same periods of the prior year. Selling, advertising, administrative and general expenses have increased from the prior year period due to an increase in trade promotion support offset by lower benefit plan costs. The increase in trade promotion was primarily due to an increase in volumes.

        Interest expense. Interest expense has increased by $10 million for the first half of fiscal 1998 and by $6 million for the quarter compared to the same periods in prior year primarily due to higher outstanding debt balances in the first half of the current year resulting from the recapitalization transaction that occurred in the fourth quarter of fiscal 1997.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                                December 31, 1997

        Other expense. Other expense for the current year primarily represents certain indirect costs associated with the Contadina Acquisition.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its Revolving Credit Facility are the Company's primary sources of liquidity.

        In connection with the Contadina Acquisition, the Company issued senior discount notes 0with an aggregate principal amount at maturity of $230 million and received gross proceeds of $126 million. These Initial Notes accrue interest at 12.50% payable on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The Initial Notes mature on December 15, 2007. These Initial Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2006 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Initial Notes originally issued with the net cash proceeds of one or more Public Equity Offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The Initial Notes were issued with registration rights requiring the Company (i) to file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the Initial Notes for new registered notes with terms substantially identical to the Initial Notes and, (ii) to use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition.

        In connection with the Contadina Acquisition, the Company also amended its bank financing agreements and related debt covenants to permit additional funding under the existing Term B loan in an amount of $50 million. Amortization of the additional Term B loan amount is incremental to the scheduled amortization of the existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 million on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 million per quarter.

        As of December 31, 1997, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined). The Company is in compliance with all such covenants for the second quarter of fiscal 1998.

        The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. Inventories at December 31, 1997 consist of inventories of Contadina of $101 million and other inventories of $499 million. The increase in inventories (excluding the purchased Contadina inventory) at December 31, 1997 from June 30, 1997 reflects the seasonal inventory buildup. The increase in accounts payable and accrued expenses from June 30, 1997 to December 31, 1997 primarily reflects accrued expenses resulting from higher levels of trade and consumer promotions and accruals remaining from the peak production period.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                                December 31, 1997

        To finance this seasonal production, the Company relies on its Revolving Credit Facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of December 31, 1997, $153 million was outstanding under the Revolving Credit Facility, compared to $82 million at June 30, 1997.

        The Company expects that fiscal 1998 capital expenditures will be approximately $40 million.


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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        In January 1998, the Company reached a settlement of the litigation described in prior filings entitled HMTF Acquisition Corp., et al vs. Del Monte Corporation. The settlement resolves all claims and disputes relating to the sale of the Company's Mexican subsidiary in October 1996, including the purchase price adjustment contemplated at the time of the sale. The Company's portion of the settlement was within the amount reserved and thus will not adversely impact net income of the Company.


ITEM 2.  CHANGES IN SECURITIES.

        Effective December 19, 1997, in connection with the Contadina Acquisition, 40,000 shares of the common stock of the Company were issued and sold to affiliates of TPG and certain other investors. The shares were issued for a purchase price of $1,000 per share pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The proceeds of this issuance were used to partially finance the Contadina Acquisition.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


ITEM 5.  OTHER INFORMATION.  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        (27)   Financial Data Schedule

(b) Reports on Form 8-K - A Form 8-K was filed on January 5, 1998 which related to the Contadina Acquisition which occurred on December 19, 1997.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY





By:   /s/  RICHARD G. WOLFORD                 Date:  February 10, 1998
   -------------------------------------
            Richard G. Wolford
          Chief Executive Officer



By:   /s/  DAVID L MEYERS                     Date:  February 10, 1998
   -------------------------------------
            David L. Meyers
 Executive Vice President, Administration
        and Chief Financial Officer