Form 10-Q
period 1998-03-31
DEL MONTE FOODS CO
filed 1998-05-15
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 33-36374-01

                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)

                 Maryland                           13-3542950
      -------------------------------            -------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            Identification No.)

                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         As of March 31, 1998, 182,431 shares of Common Stock, par value
                       $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      March 31, 1998 and June 30, 1997                                         1

                   Consolidated Statements of Operations
                      Three Months Ended March 31, 1998 and 1997
                      Nine Months Ended March 31, 1998 and 1997                                2

                   Consolidated Statements of Cash Flows
                      Nine Months Ended March 31, 1998 and 1997                                3

                   Notes to Consolidated Financial Statements                                  4

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                   7

PART II.   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                          10

          Item 2.  Changes in Securities                                                      10

          Item 3.  Defaults Upon Senior Securities                                            10

          Item 4.  Submission of Matters to a Vote of Security Holders                        10

          Item 5.  Other Information                                                          10

          Item 6.  Exhibits and Reports on Form 8-K                                           10

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                       June 30,      March 31,
                                                                                                         1997           1998
                                                                                                       --------      ---------
                                                                                                                    (unaudited)
     ASSETS
     Current assets:
            Cash and cash equivalents                                                                   $    5         $    4
            Trade accounts receivable, net of allowance                                                     67            104
            Other receivables                                                                                2              5
            Inventories                                                                                    339            467
            Prepaid expenses and other current assets                                                        9             10
                                                                                                        ------         ------
                       TOTAL CURRENT ASSETS                                                                422            590

     Property, plant and equipment, net                                                                    222            298
     Intangible assets, net                                                                                                16
     Other assets                                                                                           23             24
                                                                                                        ------         ------
                       TOTAL ASSETS                                                                     $  667         $  928
                                                                                                        ======         ======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
            Accounts payable and accrued expenses                                                       $  222         $  280
            Short-term borrowings                                                                           82             68
            Current portion of long-term debt                                                                2             24
                                                                                                        ------         ------
                       TOTAL CURRENT LIABILITIES                                                           306            372

     Long-term debt                                                                                        526            678
     Other noncurrent liabilities                                                                          215            212
     Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized;
            issued and outstanding: 37,254 at March 31, 1998, aggregate liquidation
            preference: $40; and 35,000 at June 30, 1997, aggregate liquidation preference: $35)            32             32
     Stockholders' equity (deficit):
            Common stock ($.01 par value per share, 1,000,000 shares authorized;
            issued and outstanding: 182,431 at March 31, 1998 and 140,000 at
            June 30, 1997)
            Paid-in capital                                                                                129            173
            Retained earnings (deficit)                                                                   (541)          (539)
                                                                                                        ------         ------
                       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (412)          (366)
                                                                                                        ------         ------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  667         $  928
                                                                                                        ======         ======

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                      Three Months                       Nine Months
                                                                         Ended                             Ended
                                                                        March 31,                        March 31,
                                                               ---------------------------       ---------------------------
                                                                  1997            1998              1997              1998
                                                               ----------       ----------       ----------       ----------
Net sales                                                      $      308       $      348       $      936       $      968
Cost of products sold                                                 202              240              632              653
                                                               ----------       ----------       ----------       ----------
    Gross profit                                                      106              108              304              315

Selling, advertising, administrative and general expense               79               87              235              249
                                                               ----------       ----------       ----------       ----------
    OPERATING INCOME                                                   27               21               69               66

Interest expense                                                       11               22               37               58
Loss on sale of divested assets                                                                           5
Other expense                                                                                                              6
                                                               ----------       ----------       ----------       ----------
    INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                                              16               (1)              27                2

Provision for income taxes                                                                                2
                                                               ----------       ----------       ----------       ----------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            16               (1)              25                2

Extraordinary loss from the early retirement of debt                                                      4
                                                               ----------       ----------       ----------       ----------
    NET INCOME (LOSS)                                          $       16       $       (1)      $       21       $        2
                                                               ==========       ==========       ==========       ==========
Net loss attributable to common shares                         $       (8)      $       (2)      $      (49)      $       (2)
                                                               ==========       ==========       ==========       ==========
Weighted average number of shares outstanding                     382,854          182,121          382,854          158,658
                                                               ==========       ==========       ==========       ==========
     Loss per common share:
       Loss before extraordinary item and
          cumulative effect of accounting change               $   (20.47)      $   (12.93)      $  (117.36)      $   (10.03)
       Extraordinary loss from early debt retirement                                                  (9.77)
                                                               ----------       ----------       ----------       ----------
              Net loss per common share                        $   (20.47)      $   (12.93)      $  (127.13)      $   (10.03)
                                                               ==========       ==========       ==========       ==========

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                           ---------------------
                                                                            1997           1998
                                                                           ------         ------
OPERATING ACTIVITIES:
  Net income                                                               $   21         $    2
  Adjustments to reconcile net income to net cash flows provided by operating activities:
          Depreciation and amortization                                        22             23
          Extraordinary loss from the early retirement of debt                  4
          Gain on sale of assets                                                               1
          Loss on sale of divested assets                                       5
          Other                                                                                2
  Changes in operating assets and liabilities:
          Accounts receivable                                                   7            (40)
          Inventories                                                         (90)           (24)
          Prepaid expenses, other current assets                                7              3
          Intangibles and other assets                                                        (1)
          Accounts payable and accrued expenses                                44             46
          Other non-current liabilities                                         6             (3)
                                                                           ------         ------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        26              9

INVESTING ACTIVITIES:
  Capital expenditures                                                        (12)           (15)
  Proceeds from the sale of operations and assets                              51              5
  Acquisition of businesses                                                                 (195)
                                                                           ------         ------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              39           (205)

FINANCING ACTIVITIES:
  Short-term borrowings                                                       929            261
  Payments on short-term borrowings                                          (930)          (275)
  Proceeds from long-term borrowings                                           55            176
  Principal payments on long-term borrowings                                 (140)            (2)
  Deferred debt issuance costs                                                 (7)            (7)
  Issuance of stock                                                                           42
  Specific Proceeds Collateral Account                                         28
                                                                           ------         ------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (65)           195
                                                                           ------         ------

              NET CHANGE IN CASH AND CASH EQUIVALENTS                          --             (1)
Cash and cash equivalents at beginning of period                                6              5
                                                                           ------         ------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    6         $    4
                                                                           ======         ======

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE A - BASIS OF FINANCIAL STATEMENTS

         Basis of Presentation: The accompanying consolidated financial statements at March 31, 1998 and for the three-month and nine-month periods ended March 31, 1997 and 1998, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1997, and notes thereto, included in the Annual Report on Form 10-K.

NOTE B - INVENTORIES

         The major classes of inventory are as follows:

                                                       June 30,        March 31,
                                                         1997            1998
                                                       --------        ---------
Finished product                                         $239            $390
Raw materials and supplies                                 13              12
Other, principally packaging material                      87              65
                                                         ----            ----
                                                         $339            $467
                                                         ====            ====

         During the twelve months ended June 30, 1997 and the three months and nine months ended March 31, 1997 and 1998, respectively, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1997 and March 31, 1998 or on results of operations for the three-months and nine-months ended March 31, 1997 and 1998, respectively.

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)


Employee Stock Purchase Plan

         Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 5,000 shares of Common Stock of the Company are reserved for issuance under the Employee Stock Purchase Plan. As of March 31, 1998, 2,371 shares of the Company's Common Stock were purchased by and issued to eligible employees.

Stock Option Plan

         On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan which allows the granting of options to certain key employees of the Company. Options may be granted to eligible participants representing 9,319 shares of the Company's Common Stock. Options may be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Two different vesting schedules have been approved under the 1997 Stock Incentive Plan. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. Pursuant to this plan, options for 9,066 shares have been granted to eligible employees with 8,824 remaining outstanding at March 31, 1998. The per share exercise price of the options granted was $1,000. In addition, on February 24, 1998, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Option Plan. Under the plan, 777 options were granted. These options terminate 10 years from the date of grant and vest monthly on a proportionate basis over four years.

         The Del Monte Foods Company 1998 Stock Option Plan (the "1998 Stock Option Plan") was approved on April 24, 1998. Under the 1998 Stock Option Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 16,000 shares of Common Stock may be made to key employees of the Company. The term of any Option or SAR is not to be more than ten years from the date of its grant. No Awards have been made under the 1998 Stock Option Plan.

         Total compensation expense recognized in connection with all stock plans for the nine months ended March 31, 1998 was $2.

NOTE D - CONTADINA ACQUISITION

         On December 19, 1997, the Company acquired the Contadina canned tomato businesses, including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. ("Nestle") and Contadina Services, Inc. for a total purchase price of $197, comprised of a base price of $177 and an estimated net working capital adjustment of $20. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2, and therefore a reduction in the purchase price to a total purchase price of $195. The Contadina Acquisition also included the assumption of certain liabilities of approximately $2, consisting primarily of liabilities in respect of reusable packaging materials and accrued vacation. In connection with the Contadina Acquisition, approximately $7 of indirect expenses were incurred.

         The Company funded the Contadina Acquisition through the issuance of $230 of 12 1/2% senior discount notes (the "DMFC Notes") and received proceeds of $126. The DMFC Notes accrue on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The DMFC Notes mature on December 15, 2007. These DMFC Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2005 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the DMFC Notes with the net cash proceeds of one or more public equity offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The DMFC Notes were issued with registration rights requiring the Company to (i) file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the DMFC Notes for new registered notes with terms substantially identical to the DMFC Notes and, (ii) to use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition. A registration statement was filed to this effect on March 4, 1998. If the Company does not comply with its obligations under the Registration Rights Agreement, the Company will be required to pay an additional 0.5% interest on the accreted value of the DMFC Notes. In connection with the financing related to the Contadina Acquisition, $7 of deferred debt issuance costs were capitalized.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)


         An additional source of funding was provided through an equity contribution of $40 from the Company's majority shareholder, TPG and certain other investors. Also, the Company amended its bank financing agreements to permit additional funding which was drawn in an amount of $50. Amortization of the additional Term B loan amount is incremental to the scheduled amortization of the existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 per quarter. These debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the debt agreements).

         The Contadina Acquisition was accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values which include values based on independent appraisals and management estimates. These estimates may be subject to adjustment to actual amounts, primarily in the area of accrued liabilities. Any subsequent adjustments are expected to occur by fiscal year end and are not expected to be material. Allocation of the $195 purchase price is as follows: inventory $104, prepaid expenses $5, property, plant and equipment $84, intangibles $16 and accrued liabilities $14(assumed of $2 and other of $12).

         The Contadina Acquisition has been reflected in the balance sheet at March 31, 1998. Results of operations of the Contadina Acquisition are included in the Consolidated Statement of Operations for March 31, 1998 since the acquisition date. The following unaudited pro forma information has been prepared assuming the Contadina Acquisition had taken place on July 1, 1996:

                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                       1997               1998
                                                     --------           --------
Net sales                                            $  1,064           $  1,060
Operating income                                           66                 62
Net income (loss) before extraordinary item                 6                (14)
Net income (loss)                                    $      2           $    (14)
                                                     ========           ========
Net loss attributable to common shares               $    (68)          $    (18)
                                                     ========           ========
Loss per share                                       $(177.23)          $ (99.03)
                                                     ========           ========

     These pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's results of operations actually would have been if the Contadina Acquisition had occurred as of the date indicated.

         The Company filed a Current Report on Form 8-K on January 5, 1998 reporting this acquisition. An amendment to the Form 8-K was filed on March 4, 1998 with an additional amendment filed on March 19, 1998 which contained the financial information required by Rule 3-05 of Regulation S-X.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)


NOTE E - PUBLIC OFFERING

         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making an initial public offering (the "Offering") which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its Term Loan Facility; (ii) repay a portion of its senior discount notes; (iii) redeem a portion of its senior subordinated notes; and
(iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor in the Offering. In conjunction with the Offering, the Company intends to amend its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to change certain provisions and definitions to reflect changes resulting from the consummation of the Offering.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

         Divested Operations. During the first half of fiscal 1997, the Company sold its interest in Del Monte Latin America. At the end of fiscal 1997, a distribution agreement under which the Company sold certain products at cost for Yorkshire Dried Fruit & Nuts, Inc. expired. These events are collectively referred to as the "Divested Operations".

         Contadina Acquisition. On December 19, 1997, the Company purchased the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory for a total of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2 million, and therefore a reduction in the purchase price to a total purchase price of $195 million. The Contadina Acquisition also included the assumption of certain liabilities of approximately $2 million, primarily consisting of liabilities in respect of reusable packaging materials and accrued vacation. The acquisition was accounted for using the purchase method of accounting.

         Net Sales. Consolidated net sales for the nine months ended March 31, 1998 increased by $32 million, or 3.4%, and increased by $40 million or 13.0% for the third quarter of fiscal 1998 compared to the same periods of the prior year. Net sales (after adjusting for the effect of the Divested Operations for the nine-month period of the prior year) were $968 for the nine months ended March 31, 1998 as compared to $893 for the nine months ended March 31,1997, an increase of $75 million, or 8.4%, and by $48 million, or 16.0%, compared to the prior year quarter. The increase is primarily due to higher sales across all businesses and the acquisition of Contadina. Fruit volume and net sales increased slightly for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997, primarily due to an increase in retail fruit cup sales and sales of flavored fruits, which were introduced in 1997. Due to competitive pricing pressures in the fruit foodservice market, the gains in retail fruit sales were partially offset by volume and sales declines in the foodservice business. The vegetable business experienced an increase of 6.3% and 6.5% in sales volumes and net sales, respectively, for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. The increase in sales volumes and net sales for the vegetable business has been affected by the Company's use of an effective mix of targeted trade and consumer promotions in addressing competitive discounting by other manufacturers. The tomato business also experienced an increase in sales volumes and net sales for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 primarily due to the Contadina Acquisition. On a quarter basis, the increase in sales of tomato products over the prior year quarter is due to the Contadina Acquisition offset by a decrease in tomato sauce sales.

         Cost of Products Sold and Gross Profit. Gross margin was 32.5% for both of the nine-month period ended March 31, 1997 and 1998. Gross margin (excluding the Divested Operations for the nine-month period of the prior year) was 32.5% and 33.7% for the nine months ended March 31, 1998 and 1997, respectively, and for the quarter was 31.0% versus 35.3% for the same prior year period. Costs increased for the nine months ended March 31, 1998 as compared to the prior year period. However, these increased costs were offset in part by a favorable sales mix of higher margin products. Increased costs for the nine months ended March 31, 1998 reflect primarily an increase in processing costs caused by a compressed harvesting season for fruit which resulted in the increased use of cold storage until processing capacity became available. Also affecting costs were reduced plantings for some vegetables and lower fruit raw product recoveries due to adverse weather conditions. Adverse harvesting conditions did not materially affect the Company's supply of product available for sale, however, since inventory balances at the end of fiscal 1997 were adequate to cover shortfalls from the fiscal 1998 production. In addition, $2 million of inventory step-up resulting from the purchase price allocation related to the Contadina Acquisition has been included in cost of products sold.

         In the winter and spring of 1997-98, certain areas in California, including some of the Company's growing regions, have experienced substantial rainfall as a result of the "El Nino" phenomenon. The Company believes that the 1998 California fruit and tomato harvests may be somewhat reduced as a result of these weather conditions. However, the Company does not believe that such weather conditions will have a material adverse effect on the Company's results of operations.

         Selling, Advertising, Administrative and General Expense. Selling, advertising, administrative and general expense as a percentage of net sales (excluding the Divested Operations for the nine-month period of the prior year) was 25.7% and 26.0% for the nine months ended March 31, 1998 and 1997, respectively. Selling, advertising, administrative and general expense for the nine months ended increased to $249 million

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
                                 MARCH 31, 1998


from $235 million for the nine months ended March 31, 1997. The Company addressed competitive discounting in the marketplace in the vegetable and tomato businesses by increased spending on an effective mix of targeted trade and consumer promotions. In addition, in the third quarter of fiscal 1998, the Company recorded accruals of $7 million for severance and benefit costs of employees to be terminated in connection with a plant consolidation plan. As previously disclosed, management has implemented a plan to consolidate the Company's manufacturing operations.

         Interest Expense. The 56.8% increase in interest expense for the nine months ended March 31, 1998 as compared to the nine months ended March 31 was primarily due to higher outstanding debt balances resulting from the Recapitalization which occurred in the fourth quarter of fiscal 1997.

         Other Expense. Other expense for the current year primarily represents certain indirect costs associated with the Contadina Acquisition.

         Net Income. Net income for the nine months ended March 31, 1998 decreased by $19 million compared to the same period of prior year. Net income for the third quarter of fiscal 1998 decreased by $17 million compared to third quarter of fiscal 1997. The decrease in net income is primarily due to the plant consolidation severance accrual of $7 million and the increase in interest expense over comparable periods of prior year.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under the Revolving Credit Facility are the Company's primary sources of liquidity.

         In connection with the Contadina Acquisition, the Company issued $230 million of 12-1/2% senior discount notes and received proceeds of $126 million. These DMFC Notes accrue interest on each June 15 and December 15, which will to be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The DMFC Notes mature on December 15, 2007. These DMFC Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2006 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the DMFC Notes originally issued with the net cash proceeds of one or more Public Equity Offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The DMFC Notes were issued with registration rights requiring the Company (i) to file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the DMFC Notes for new registered notes with terms substantially identical to the DMFC Notes and, (ii) to use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition. If the Company does not comply with its obligations under the Registration Rights Agreement, the Company will be required to pay an addition 0.5% interest on the accreted value of the DMFC Notes.

         In connection with the Contadina Acquisition, the Company also amended its bank financing agreements and certain related debt covenants to permit additional funding under the existing Term B loan in an amount of $50 million. Amortization of such additional Term B loan amount is incremental to the scheduled amortization of the previously existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 million on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 million per quarter.

         As of March 31, 1998, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                                 MARCH 31, 1998

restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the debt agreements). The Company is in compliance with all such covenants for the third quarter of fiscal 1998.

         The working capital position of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The increase in inventories (excluding the acquired Contadina inventory) at March 31, 1998 from June 30, 1997 reflects the seasonal inventory buildup. The increase in accounts payable and accrued expenses from June 30, 1997 to March 31, 1998 primarily reflects accrued expenses resulting from higher levels of trade and consumer promotions and accruals remaining from the peak production period.

         To finance this seasonal production, the Company relies on its Revolving Credit Facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of March 31, 1998, $68 million was outstanding under the Revolving Credit Facility, compared to $82 million at June 30, 1997.

         The Company expects that capital expenditures during fiscal 1998 will be approximately $35 million primarily in connection with a program which is intended to generate cost savings by introducing equipment that will result in general production efficiencies. Capital expenditures through March 1998 have been $15 million. Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's working capital needs, planned capital expenditures and debt service for at least the next twelve months.

         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making an initial public offering which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its Term Loan Facility; (ii) repay a portion of its senior discount notes;
(iii) redeem a portion of its senior subordinated notes; and (iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor for the Offering. In conjunction with the Offering, the Company intends to amend its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to change certain provisions and definitions to reflect changes resulting from the consummation of the Offering.

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

ITEM 2. CHANGES IN SECURITIES.  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (27)     Financial Data Schedule

(b) Reports on Form 8-K/A was filed on March 19, 1998 which related to the Contadina Acquisition which occurred on December 19, 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY


By:            /s/ RICHARD G. WOLFORD                      Date: May 14, 1998
      ----------------------------------------
                 Richard G. Wolford
               Chief Executive Officer


By:             /s/ DAVID L. MEYERS                        Date:  May 14, 1998
      ----------------------------------------
                   David L. Meyers
      Executive Vice President, Administration
             and Chief Financial Officer