Form 10-Q/A
period 1998-03-31
DEL MONTE FOODS CO
filed 1998-05-18
CIK 866873

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

                       COMMISSION FILE NUMBER 33-36374-01

                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                            13-3542950
      -------------------------------            -------------------
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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)



NOTE E - PUBLIC OFFERING AND REINCORPORATION


         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making a public offering of shares of its Common Stock (the "Offering") which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its Term Loan Facility; (ii) repay a portion of its senior discount notes; (iii) redeem a portion of its senior subordinated notes; and (iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor in the Offering. In conjunction with the Offering, the Company intends to amend its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to change certain provisions and definitions to reflect changes resulting from the consummation of the Offering.


         On May 1, 1998, in contemplation of the Offering, Del Monte Foods Company merged with and into a newly created, wholly-owned subsidiary under the laws of the State of Delaware to change Del Monte Foods Company's state of incorporation from Maryland to Delaware. The Certificate of Incorporation authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock and an aggregate of 2,000,000 shares of preferred stock.

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


         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making a public offering of shares of its Common Stock which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its Term Loan Facility; (ii) repay a portion of its senior discount notes; (iii) redeem a portion of its senior subordinated notes; and (iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor for the Offering. In conjunction with the Offering, the Company intends to amend its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to change certain provisions and definitions to reflect changes resulting from the consummation of the Offering. On May 1, 1998, in contemplation of the Offering, Del Monte Foods Company merged with and into a newly created, wholly-owned subsidiary under the laws of the State of Delaware to change Del Monte Foods Company's state of incorporation from Maryland to Delaware. The Certificate of Incorporation authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock and an aggregate of 2,000,000 shares of preferred stock.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits



         3.1*    Certificate of Incorporation of Del Monte Foods Company
         3.2*    Bylaws of Del Monte Foods Company
         3.3*    Certificate of Designations filed May 4, 1998
         3.4*    Certificate of Merger between Del Monte Foods Company, a
                 Maryland corporation, and Del Monte Foods Company, a
                 Delaware corporation, filed May 1, 1998
         3.5*    Articles of Merger between Del Monte Foods Company, a
                 Maryland corporation, and Del Monte Foods Company, a
                 Delaware corporation, filed May 1, 1998
         4.1*    Specimen Certificate of Common Stock of Del Monte Foods
                 Company
         27      Financial Data Schedule
---------
* Incorporated by reference to Form S-1 File Number 333-48235.

(b) Report on Form 8-K/A was filed on March 19, 1998 which related to the Contadina Acquisition which occurred on December 19, 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY



By:            /s/ RICHARD G. WOLFORD                      Date: May 18, 1998
      ----------------------------------------
                 Richard G. Wolford
               Chief Executive Officer




By:             /s/ DAVID L. MEYERS                        Date:  May 18, 1998
      ----------------------------------------
                   David L. Meyers
      Executive Vice President, Administration
             and Chief Financial Officer