Form 10-Q/A
period 1998-03-31
DEL MONTE FOODS CO
filed 1998-07-02
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                  FORM 10-Q/A

                                AMENDMENT NO. 2


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)



              Delaware                                  13-3542950
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


                                TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      March 31, 1998 and June 30, 1997                                  1

                   Consolidated Statements of Operations
                      Three Months Ended March 31, 1998 and 1997
                      Nine Months Ended March 31, 1998 and 1997                         2

                   Consolidated Statements of Cash Flows
                      Nine Months Ended March 31, 1998 and 1997                         3

                   Notes to Consolidated Financial Statements                           4


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                            9



PART II.   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                   13

          Item 2.  Changes in Securities                                               13

          Item 3.  Defaults Upon Senior Securities                                     13

          Item 4.  Submission of Matters to a Vote of Security Holders                 13

          Item 5.  Other Information                                                   13

          Item 6.  Exhibits and Reports on Form 8-K                                    13



SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                                    June 30,       March 31,
                                                                                                      1997           1998
                                                                                                      ----           ----
                                                                                                          (restated)
                                                                                                                  (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                                     $   5           $   4
       Trade accounts receivable, net of allowance                                                      67             104
       Other receivables                                                                                 2               5
       Inventories                                                                                     339             467
       Prepaid expenses and other current assets                                                         9              10
                                                                                                     -----           -----
                  TOTAL CURRENT ASSETS                                                                 422             590

Property, plant and equipment, net                                                                     222             298
Intangible assets, net                                                                                                  16
Other assets                                                                                            23              24
                                                                                                     -----           -----
                  TOTAL ASSETS                                                                       $ 667           $ 928
                                                                                                     =====           =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                                         $ 220           $ 278
       Short-term borrowings                                                                            82              68
       Current portion of long-term debt                                                                 2              24
                                                                                                     -----           -----
                  TOTAL CURRENT LIABILITIES                                                            304             370

Long-term debt                                                                                         526             678
Other noncurrent liabilities                                                                           203             202
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized;
       issued and outstanding: 37,254 at March 31, 1998, aggregate liquidation
       preference: $40; and 35,000 at June 30, 1997, aggregate liquidation preference: $35)             32              32
Stockholders' equity (deficit):
       Common stock ($.01 par value per share, 1,000,000 shares authorized;
       issued and outstanding: 182,431 at March 31, 1998 and 140,000 at
       June 30, 1997)
       Paid-in capital                                                                                 129             173
       Retained earnings (deficit)                                                                    (527)           (527)
                                                                                                     -----           -----
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (398)           (354)
                                                                                                     -----           -----

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 667           $ 928
                                                                                                     =====           =====

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                   Three Months                          Nine Months
                                                                      Ended                                  Ended
                                                                     March 31,                             March 31,
                                                                     ---------                             ---------
                                                                                        (restated)
                                                              1997              1998                1997                1998
                                                              ----              ----                ----                ----
Net sales                                                 $     308           $     348           $     936           $     968
Cost of products sold                                           203                 241                 634                 655
                                                          ---------           ---------           ---------           ---------

    Gross profit                                                105                 107                 302                 313

Selling, advertising, administrative and general expense         79                  87                 235                 249
Acquisition expenses                                                                                                          7
                                                          ---------           ---------           ---------           ---------

    OPERATING INCOME                                             26                  20                  67                  57

Interest expense                                                 11                  22                  37                  58
Loss on sale of divested assets                                                                           5
Other income                                                                                                                 (1)
                                                          ---------           ---------           ---------           ---------

    INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                                        15                  (2)                 25                  --

Provision for income taxes                                                                                2
                                                          ---------           ---------           ---------           ---------

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      15                  (2)                 23                  --

Extraordinary loss from the early retirement of debt                                                      4
                                                          ---------           ---------           ---------           ---------

    NET INCOME (LOSS)                                     $      15           $      (2)          $      19           $      --
                                                          =========           =========           =========           =========

Net loss attributable to common shares                    $      (9)          $      (3)          $     (51)          $      (4)
                                                          =========           =========           =========           =========

Weighted average number of shares outstanding               382,854             182,121             382,854             158,658
                                                          =========           =========           =========           =========

     Loss per common share:
       Loss before extraordinary item and
          cumulative effect of accounting change          $  (23.08)          $  (18.42)          $ (122.58)          $  (22.64)
       Extraordinary loss from early debt retirement                                                  (9.77)
                                                          ---------           ---------           ---------           ---------
              Net loss per common share                   $  (23.08)          $  (18.42)          $ (132.35)          $  (22.64)
                                                          =========           =========           =========           =========


                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                               Nine Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                              1997           1998
                                                                              ----           ----
                                                                                  (restated)
OPERATING ACTIVITIES:
  Net income                                                                 $  19           $  --
  Adjustments to reconcile net income to net cash flows provided by operating activities:
          Depreciation and amortization                                         22              23
          Extraordinary loss from the early retirement of debt                   4
          Gain on sale of assets                                                                 1
          Loss on sale of divested assets                                        5
          Other                                                                                  2
  Changes in operating assets and liabilities:
          Accounts receivable                                                    7             (40)
          Inventories                                                          (90)            (24)
          Prepaid expenses, other current assets                                 7               3
          Intangibles and other assets                                                          (1)
          Accounts payable and accrued expenses                                 44              46
          Other non-current liabilities                                          8              (1)
                                                                             -----           -----

              NET CASH PROVIDED BY OPERATING ACTIVITIES                         26               9

INVESTING ACTIVITIES:
  Capital expenditures                                                         (12)            (15)
  Proceeds from the sale of operations and assets                               51               5
  Acquisition of businesses                                                                   (195)
                                                                             -----           -----

              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               39            (205)

FINANCING ACTIVITIES:
  Short-term borrowings                                                        929             261
  Payments on short-term borrowings                                           (930)           (275)
  Proceeds from long-term borrowings                                            55             176
  Principal payments on long-term borrowings                                  (140)             (2)
  Deferred debt issuance costs                                                  (7)             (7)
  Issuance of stock                                                                             42
  Specific Proceeds Collateral Account                                          28
                                                                             -----           -----

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (65)            195
                                                                             -----           -----

              NET CHANGE IN CASH AND CASH EQUIVALENTS                           --              (1)
Cash and cash equivalents at beginning of period                                 6               5
                                                                             -----           -----

              CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   6           $   4
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

         Restatement of Financial Information: The Company has restated its financial statements as of and for the three and nine months ended March 31, 1997 and 1998 and as of and for the years ended June 30, 1996 and 1997. This action was taken following consultation with the staff of the Securities and Exchange Commission regarding the deferral of $16 of gain resulting from the sale of the Company's 50.1% interest in Del Monte Philippines in March 1996. The Company had allocated $16 of the $100 proceeds from the sale to the supply agreement the Company signed in conjunction with the sale. The deferred gain of $16 was being recognized over the eight-year term of the supply agreement. After discussions with the staff of the Securities and Exchange Commission, the Company has recognized the $16 gain at the time of the sale.

         The financial statements have been restated to include the $16 gain in retained earnings and to reverse the recognition of $1 of deferred gain for both of the three-month periods ended March 31, 1997 and 1998 and $2 of the deferred gain as of and for both of the nine-month periods ended March 31, 1997 and 1998. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                      Three Months Ended March 31,                         Nine Months Ended March 31,

                                    1997                       1998                       1997                      1998
                           ------------------------  -------------------------  ------------------------   ------------------------
                           As Reported  As Restated  As Reported   As Restated  As Reported  As Restated   As Reported  As Restated
                           -----------  -----------  -----------   -----------  -----------  -----------   -----------  -----------

Net income (loss) before
    extraordinary item         $16           $15         $(1)           $(2)        $25           $23           $2           $ -
Net income (loss)              $16           $15         $(1)           $(2)        $21           $19           $2           $ -
Net income (loss)
attributable                   $(8)          $(9)        $(2)           $(3)       $(49)         $(51)         $(2)          $(4)
    to common shares
Net income (loss) per
    common share           $(20.47)      $(23.08)    $(12.93)       $(18.42)   $(127.13)     $(132.35)     $(10.03)      $(22.64)



NOTE B - INVENTORIES

         The major classes of inventory are as follows:

                                                                                  June 30,                  March 31,
                                                                                    1997                      1998
                                                                                  --------                  ---------
                 Finished product                                                     $239                       $390
                 Raw materials and supplies                                             13                         12
                 Other, principally packaging material                                  87                         65
                                                                                      ----                       ----
                                                                                      $339                       $467
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

Stock Option Plan

         On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan which allows the granting of options to certain key employees of the Company. Options may be granted to eligible participants representing 9,319 shares of the Company's Common Stock. Options may be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Two different vesting schedules have been approved under the 1997 Stock Incentive Plan. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. Pursuant to this plan, options for 9,066 shares have been granted to eligible employees with 8,824 remaining outstanding at March 31, 1998. The per share exercise price of the options granted was $1,000. In addition, on February 24, 1998, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Option Plan., Under the plan, 777 options were granted. These options terminate 10 years from the date of grant and vest monthly on a proportionate basis over four years.

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE D - CONTADINA ACQUISITION

         On December 19, 1997, the Company acquired the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. ("Nestle") and Contadina Services, Inc. for a total purchase price of $197, comprised of a base price of $177 and an estimated net working capital adjustment of $20. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2, and therefore a reduction in the purchase price to a total purchase price of $195. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5, consisting primarily of liabilities in respect of reusable packaging materials, employee benefits and product claims. In addition, $7 of acquisition-related expenses were incurred in connection with this transaction.

         The Company funded the Contadina Acquisition through the issuance of $230 of 12 1/2% senior discount notes (the "DMFC Notes") and received proceeds of $126. The DMFC Notes accrue interest on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The DMFC Notes mature on December 15, 2007. These DMFC Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2005 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the DMFC Notes with the net cash proceeds of one or more public equity offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The DMFC Notes were issued with registration rights requiring the Company (i) to file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the DMFC Notes for new registered notes with terms substantially identical to the DMFC Notes and (ii) to use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition. A registration statement was filed to this effect on March 4, 1998. If the Company does not comply with its obligations under the Registration Rights Agreement, the Company will be required to pay an additional 0.5% interest on the accreted value of the DMFC Notes. In connection with the financing related to the Contadina Acquisition, $7 of deferred debt issuance costs were capitalized.

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

         The Contadina Acquisition was accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values which include values based on independent appraisals and management estimates. These estimates may be subject to adjustment to actual amounts, primarily in the area of accrued liabilities. Any subsequent adjustments are expected to occur by fiscal year end and are not expected to be material. Allocation of the $195 purchase price is as follows: inventory $95, prepaid expenses $5, property, plant and equipment $84, intangibles $16 and accrued liabilities $5.

         The Contadina Acquisition has been reflected in the balance sheet at March 31, 1998. Results of operations of the Contadina Acquisition are included in the Consolidated Statement of Operations for March 31, 1998 since the acquisition date. The following unaudited pro forma information has been prepared assuming the Contadina Acquisition had taken place on July 1, 1996:


                                                     NINE MONTHS ENDED MARCH 31,
                                                       1997              1998
                                                       ----              ----

Net sales                                           $  1,064          $  1,060
Operating income                                          64                53
Net income (loss) before extraordinary item                4               (16)
Net income (loss)                                   $     --          $    (16)
                                                    ========          ========
Net loss attributable to common shares              $    (70)         $    (20)
                                                    ========          ========
Loss per share                                      $(182.45)         $(110.09)
                                                    ========          ========

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

         The Company filed a Current Report on Form 8-K on January 5, 1998 reporting the Contadina Acquisition. An amendment to the Form 8-K was filed on March 4, 1998 with an additional amendment filed on March 19, 1998 which contained the financial information required by Rule 3-05 of Regulation S-X.


NOTE E - PUBLIC OFFERING AND REINCORPORATION

         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making a public offering (the "Offering") which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its Term Loan Facility; (ii) repay a portion of the DMFC Notes; (iii) redeem a portion of its senior subordinated notes; and (iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor in the Offering. In conjunction with the Offering, the Company intends to amend and restate its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to amend certain provisions and definitions to reflect changes resulting from the consummation of the Offering.

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


NOTE F - PLANT CONSOLIDATION

         In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company recorded charges of $7 in selling, advertising, general and administrative expense. These costs relate to severance and benefit costs for 433 employees to be terminated, which includes all salaried and regular employee groups at the Stockton and San Jose facilities. No expenditures have been recorded against this accrual as of March 31, 1998. This plan will be implemented in a specific sequence over the next three years. The plan involves suspending operations at the Modesto facility for a year while that facility is reconfigured to accommodate fruit processing which is currently taking place at the San Jose and Stockton facilities (which sites will be permanently closed). The tomato processing currently at the Modesto facility will be moved to the Hanford facility. Management believes that because of these sequenced activities, it is not likely that there will be any significant changes to this plan. In addition, due to historically low turnover at the affected plants, the Company can reasonably estimate the number of employees to be terminated and, due to the existence of union contracts, the Company can reasonably estimate any related benefit exposure.

         The Company anticipates that it will incur total charges of approximately $35 as a result of these plant closures. These expenses include costs of $16 representing accelerated depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to the plant closure, $7 in severance costs (as described above), and various other costs totaling $12, such as costs to remove and dispose of those assets and ongoing fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. These charges will affect the Company's results over a five-year period as follows: $10 in fiscal 1998 (including depreciation expense of $3), $12 in fiscal 1999 (including depreciation expense of $9), $9 in fiscal 2000 (including depreciation expense of $4), $3 in fiscal 2001 and $1 in fiscal 2002.

         Assets that are subject to accelerated depreciation, the costs of which will begin to be reflected in operations during the fourth quarter of fiscal 1998, consist primarily of buildings and of machinery and equipment, which will become redundant due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of two tomato processing plants. At March 31, 1998, the buildings at the San Jose facility had remaining useful lives of approximately 22 years, which were

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

reduced to two years. The remaining useful lives of machinery and equipment at the affected plants have been reduced to one year, two years and three years for the Modesto, San Jose and Stockton facilities, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

         Divested Operations. During the first half of fiscal 1997, the Company sold its interest in Del Monte Latin America. At the end of fiscal 1997, a distribution agreement expired under which the Company sold certain products for Yorkshire Dried Fruit & Nuts, Inc. at cost. These events are collectively referred to as the "Divested Operations".

         Contadina Acquisition. On December 19, 1997, the Company purchased the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory for a total of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2 million, and therefore a reduction in the purchase price to a total purchase price of $195 million. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5 million, primarily consisting of liabilities in respect of reusable packaging materials, employee benefits and product claims. The acquisition was accounted for using the purchase method of accounting. In connection with the Contadina Acquisition, approximately $7 million of acquisition-related expenses were incurred.

         Plant Consolidation. In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company recorded charges of $7 in selling, advertising, general and administrative expenses. These costs relate to severance and benefit costs for 433 employees to be terminated. This plan will be implemented in a specific sequence over the next three years. The plan involves suspending operations at the Modesto facility for a year while that facility is reconfigured to accommodate fruit processing which is currently taking place at the San Jose and Stockton facilities (which sites will be permanently closed). The tomato processing currently at the Modesto facility will be moved to the Hanford facility. Management believes that because of these sequenced activities, it is not likely that there will be any significant changes to this plan. The Company anticipates that it will incur material additional charges as a result of these plant closures including the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof, the costs to remove and dispose of those assets and on-going fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. See Note F of the financial statements for the nine months ended March 31, 1998.

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

         Cost of Products Sold and Gross Profit. Gross margin was 32.3% for both of the nine-month period ended March 31, 1997 and 1998. Gross margin (excluding the Divested Operations for the nine-month period of the prior year) was 32.3% and 33.5% for the nine months ended March 31, 1997 and 1998, respectively, and for the quarter was 30.8% versus 35.0% for the same prior year period. Costs increased for the nine months ended March 31, 1998 as compared to the prior year period. However, these increased costs were offset in part by a favorable sales mix of higher margin products. Increased costs for the nine months ended March 31, 1998 reflect primarily an increase in processing costs caused by a compressed harvesting season for fruit which resulted in the increased use of cold storage until

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998

processing capacity became available. Also affecting costs were reduced plantings for some vegetables and lower fruit raw product recoveries due to adverse weather conditions. Adverse harvesting conditions did not materially affect the Company's supply of product available for sale, however, since inventory balances at the end of fiscal 1997 were adequate to cover shortfalls from the fiscal 1998 production. In addition, $2 million of inventory step-up resulting from the purchase price allocation related to the Contadina Acquisition has been included in cost of products sold.

         In the winter and spring of 1997-98, certain areas in California, including some of the Company's growing regions, have experienced substantial rainfall as a result of the "El Nino" phenomenon. The Company believes that the 1998 California fruit and tomato harvests and raw product recoveries are likely to be somewhat reduced as a result of these weather conditions. However, the Company does not believe that such weather conditions will have a material adverse effect on the Company's results of operations.

         Selling, Advertising, Administrative and General Expense. Selling, advertising, administrative and general expense as a percentage of net sales (excluding the Divested Operations for the nine-month period of the prior year) was 25.7% and 26.0% for the nine months ended March 31, 1998 and 1997, respectively. Selling, advertising, administrative and general expense for the nine months ended increased to $249 million from $235 million for the nine months ended March 31, 1997. The Company addressed competitive discounting in the marketplace in the vegetable and tomato businesses by increasing spending on an effective mix of targeted trade and consumer promotions. In addition, in the third quarter of fiscal 1998, the Company recorded accruals of $7 million for severance and benefit costs of employees to be terminated in connection with a plant consolidation plan, as discussed above.

         Interest Expense. The 56.8% increase in interest expense for the nine months ended March 31, 1998 as compared to the nine months ended March 31 was primarily due to higher outstanding debt balances resulting from the Recapitalization which occurred in the fourth quarter of fiscal 1997.

         Net Income. Net income for the nine months ended March 31, 1998 decreased by $19 million compared to the same period of prior year. Net income for the third quarter of fiscal 1998 decreased by $17 million compared to third quarter of fiscal 1997. The decrease in net income is primarily due to the plant consolidation severance accrual of $7 million and the increase in interest expense over the respective comparable periods of the prior year.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under the Revolving Credit Facility are the Company's primary sources of liquidity.

         In connection with the Contadina Acquisition, the Company issued $230 million of 12 1/2% senior discount notes and received proceeds of $126 million. These DMFC Notes accrue interest on each June 15 and December 15, which will to be accreted through December 15, 2002, after which time interest will be paid in cash until maturity. The DMFC Notes mature on December 15, 2007. These DMFC Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2006 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the DMFC Notes originally issued with the net cash proceeds of one or more Public Equity Offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The DMFC Notes were issued with registration rights requiring the Company to (i) file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the DMFC Notes for new registered notes with terms substantially identical to the DMFC Notes and, (ii) use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition. If the Company does not comply with its obligations under the Registration Rights Agreement, the Company will be required to pay an addition 0.5% of interest on the accreted value of the DMFC Notes.

         In connection with the Contadina Acquisition, the Company also amended its bank financing agreements and certain related debt covenants to permit additional funding under the existing Term B loan in an amount of $50 million thus increasing the aggregate amount under the term loan facility to $430 million. Amortization of such additional Term B loan amount is incremental to the scheduled

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998

amortization of the previously existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 million on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 million per quarter.

         As of March 31, 1998, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company is in compliance with all such covenants for the third quarter of fiscal 1998.

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

         The Company has filed a registration statement on Form S-1 with the SEC for the purpose of making a public offering which is expected to occur during the fourth quarter of fiscal 1998. The Company intends to use the net proceeds of the Offering to (i) repay a portion of its borrowings outstanding under its term loan facility; (ii) repay a portion of its senior discount notes; (iii) redeem a portion of its senior subordinated notes; and (iv) redeem all of its outstanding redeemable preferred stock, including accreted dividends. In connection with the Offering, the Company expects to pay TPG approximately $4 as compensation for its services as financial advisor in the Offering. In conjunction with the Offering, the Company intends to amend its bank financing agreements and related debt covenants, among other things, to increase the available revolving loans from an aggregate amount of $350 to $400, to decrease the term loans from an aggregate amount of $429 to $300 and to amend certain provisions and definitions to reflect changes resulting from the consummation of the Offering. On May 1, 1998, in contemplation of the Offering, Del Monte Foods Company merged with and into a newly created, wholly-owned subsidiary under the laws of the State of Delaware to change Del Monte Foods Company's state of incorporation from Maryland to Delaware. The Certificate of Incorporation authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock and an aggregate of 2,000,000 shares of preferred stock.



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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998

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

         ---------------
         * incorporated by reference to Form S-1 File Number 333-48235

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

DEL MONTE FOODS COMPANY





By:    /s/  RICHARD G. WOLFORD                       Date:  July 1, 1998
   --------------------------------------------
            Richard G. Wolford
          Chief Executive Officer



By:    /s/  DAVID L. MEYERS                           Date:  July 1, 1998
   --------------------------------------------
            David L. Meyers
 Executive Vice President, Administration
      and Chief Financial Officer

                                 EXHIBIT INDEX



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

         ---------------
         * incorporated by reference to Form S-1 File Number 333-48235