Form 10-Q/A
period 1997-12-31
DEL MONTE FOODS CO
filed 1998-07-06
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                  FORM 10-Q/A




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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                                                                   December 31,    June 30,
                                                                                       1997          1997
                                                                                     -------        -------
                                                                                    (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                      $    12        $     5
      Trade accounts receivable, net of allowance                                         87             67
      Other receivables                                                                    3              2
      Inventories                                                                        600            339
      Prepaid expenses and other current assets                                            9              9
                                                                                     -------        -------
               TOTAL CURRENT ASSETS                                                      711            422

Property, plant and equipment, net                                                       291            222
Intangible assets, net                                                                    26
Other assets                                                                              25             23
                                                                                     -------        -------
               TOTAL ASSETS                                                          $ 1,053        $   667
                                                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                          $   315        $   220
      Short-term borrowings                                                              153             82
      Current portion of long-term debt                                                   17              2
                                                                                     -------        -------
               TOTAL CURRENT LIABILITIES                                                 485            304

Long-term debt                                                                           686            526
Other noncurrent liabilities                                                             205            203
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized; issued and outstanding: 37,254 at December 31, 1997, aggregate liquidation preference: $39; and 35,000 at June 30, 1997,
      aggregate liquidation preference: $35)                                              32             32
Stockholders' equity (deficit):
      Common stock ($.01 par value per share, 1,000,000 shares authorized;
      issued and outstanding: 181,560 at December 31, 1997 and 140,000 at June
      30, 1997)
      Paid-in capital                                                                    170            129
      Retained earnings (deficit)                                                       (525)          (527)
                                                                                     -------        -------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (355)          (398)
                                                                                     -------        -------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,053        $   667
                                                                                     =======        =======


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                          (Dollars in Millions)


                                                             Three Months          Six Months
                                                                Ended                 Ended
                                                             December 31,          December 31,
                                                           ---------------       ---------------
                                                           1997       1996       1997       1996
                                                           ----       ----       ----       ----
Net sales                                                  $369       $364       $620       $628
Cost of products sold                                       242        247        414        431
                                                           ----       ----       ----       ----

   Gross profit                                             127        117        206        197

Selling, advertising, administrative
  and general expenses                                      100         93        162        156
Acquisition expenses                                          7                     7
                                                           ----       ----       ----       ----

   OPERATING INCOME                                          20         24         37         41

Interest expense                                             19         13         36         26
Loss on sale of divested assets                                          5                     5
Other income                                                 (1)                   (1)
                                                           ----       ----       ----       ----

   INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                                      2          6          2         10

Provision for income taxes                                               1                     2
                                                           ----       ----       ----       ----

   INCOME BEFORE EXTRAORDINARY ITEM                           2          5          2          8

Extraordinary loss from the early retirement of debt                                           4
                                                           ----       ----       ----       ----

   NET INCOME                                              $  2       $  5       $  2       $  4
                                                           ====       ====       ====       ====


                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (Dollars in Millions)


                                                                           Six Months Ended
                                                                              December 31,
                                                                          ------------------
                                                                          1997         1996
                                                                          -----        -----
OPERATING ACTIVITIES:
  Net income                                                              $   2        $   4
  Adjustments to reconcile net income to net cash flows provided by
     (used in) operating activities:
         Depreciation and amortization                                       15           15
         Extraordinary loss from the early retirement of debt                              4
         Gain on sale of assets                                              (1)
         Loss on sale of divested assets                                                   5
  Changes in operating assets and liabilities:
         Accounts receivable                                                (21)
         Inventories                                                       (156)        (188)
         Prepaid expenses, other current assets and other assets              5            7
         Accounts payable and accrued expenses                               80           82
         Other non-current liabilities                                        1            6
                                                                          -----        -----


           NET CASH USED IN OPERATING ACTIVITIES                            (75)         (65)

INVESTING ACTIVITIES:
  Capital expenditures                                                       (6)          (5)
  Proceeds from the sale of operations and assets                             5           49
  Acquisition of businesses                                                (197)
                                                                          -----        -----

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (198)          44

FINANCING ACTIVITIES:
  Short-term borrowings                                                     228          710
  Payments on short-term borrowings                                        (157)        (633)
  Proceeds from long-term borrowings                                        176           55
  Principal payments on long-term borrowings                                 (1)        (131)
  Deferred debt issuance costs                                               (7)          (7)
  Issuance of stock                                                          41
  Specific Proceeds Collateral Account                                                    30
                                                                          -----        -----

           NET CASH PROVIDED BY FINANCING ACTIVITIES                        280           24
                                                                          -----        -----

           NET CHANGE IN CASH AND CASH EQUIVALENTS                            7            3
Cash and cash equivalents at beginning of period                              5            6
                                                                          -----        -----

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  12        $   9
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

        Restatement of Financial Information: The Company has restated its financial statements as of and for the six months ended December 31, 1996 and 1997 and as of and for the years ended June 30, 1996 and 1997. This action was taken following consultation with the staff of the Securities and Exchange Commission regarding the deferral of $16 of gain resulting from the sale of the Company's 50.1% interest in Del Monte Philippines in March 1996. The Company had allocated $16 of the $100 proceeds from the sale to the supply agreement the Company signed in conjunction with the sale. The deferred gain of $16 was being recognized over the eight-year term of the supply agreement. After discussions with the staff of the Securities and Exchange Commission, the Company has recognized the $16 gain at the time of the sale.

        The financial statements as of and for the six months ended December 31, 1996 and 1997 have been restated to include the $16 gain in retained earnings and to reverse the recognition of $1 of the deferred gain. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                         1997                                   1996
                                              ---------------------------           ---------------------------
                                              As Reported     As Restated           As Reported     As Restated
                                              -----------     -----------           -----------     -----------
Net income (loss) before extraordinary item    $3               $2                  $9                $8
Net income (loss)                              $3               $2                  $5                $4

NOTE B - INVENTORIES

        The major classes of inventory are as follows:

                                         December 31,     June 30,
                                            1997            1997
                                            ----            ----
Finished product                            $547            $239
Raw materials and supplies                     9              13
Other, principally packaging material         44              87
                                            ----            ----
                                            $600            $339
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

        Contadina Acquisition. On December 19, 1997, the Company purchased the Contadina canned tomato businesses, including the Contadina trademark worldwide, capital assets and inventory for a total of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The consideration was paid solely in cash. The purchase price is subject to adjustment based on the final calculation of net working capital as of the closing date. Results of operations for the three and six months ended December 31, 1997 includes $7 million of acquisition-related expenses incurred in connection with the Contadina Acquisition.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


ITEM 5.  OTHER INFORMATION.  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        (27)   Financial Data Schedule

(b) Reports on Form 8-K was filed on January 5, 1998 which related to the Contadina Acquisition which occurred on December 19, 1997.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY





By:   /s/  RICHARD G. WOLFORD                 Date:  July 2, 1998
   -------------------------------------
            Richard G. Wolford
          Chief Executive Officer



By:   /s/  DAVID L MEYERS                     Date:  July 2, 1998
   -------------------------------------
            David L. Meyers
 Executive Vice President, Administration
        and Chief Financial Officer