Form 10-Q/A
period 1997-09-30
DEL MONTE FOODS CO
filed 1998-07-08
CIK 866873

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

                Commission File Number 33-36374-01


                     DEL MONTE FOODS COMPANY
      (Exact name of registrant as specified in its charter)


          Delaware                              13-3542950
-------------------------------     ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization


          One Market, San Francisco, California    94105
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


SIGNATURES

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in Millions Except Per Share Amounts)


                                       September 30,        June 30,
                                           1997               1997
                                       -------------        --------
                                                   (restated)
                                        (unaudited)

ASSETS
------

Current assets:
      Cash and cash equivalents              $  5             $  5
      Trade accounts receivable,
      net of allowance                         79               67
      Other receivables                         5                2
      Inventories                             624              339
      Prepaid expenses and other
      current assets                            3                9
                                             ----             ----
                TOTAL CURRENT ASSETS          716              422

      Property, plant and equipment, net      218              222
      Other assets                             22               23
                                             ----             ----
                TOTAL ASSETS                 $956             $667
                                             ====             ====

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Accounts payable and accrued
      expenses                               $352             $220
      Short-term borrowings                   237               82
      Current portion of long-term debt        10                2
                                             ----             ----

                TOTAL CURRENT LIABILITIES     599              304

Long-term debt                                518              526
Other noncurrent liabilities                  205              203
Redeemable preferred stock ($.01 par
      value per share, 1,000,000 shares
      authorized; issued and outstanding:
      35,000 at September 30, 1997,
      aggregate liquidation preference:
      $37 and 35,000 at June 30, 1997;
      aggregate liquidation preference:
      $35)                                     32               32
Stockholders' equity (deficit):
      Common stock ($.01 par value per
      share, 1,000,000 shares authorized;
      issued and outstanding: 140,000 at
      September 30, 1997 and June 30, 1997)
      Paid-in capital                         129              129
      Retained earnings (deficit)            (527)            (527)
                                             ----             ----
                TOTAL STOCKHOLDERS'
                EQUITY (DEFICIT)             (398)            (398)
                                             ----             ----

                TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $956             $667
                                             ====             ====

          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          (Dollars in Millions Except Per Share Amounts)

                                               Three Months
                                                  Ended
                                               September 30,
                                               -------------
                                                 (restated)
                                              1997      1996
                                             -----     -----
Net sales                                  $   251   $   264
Cost of products sold                          172       184
                                           -------   -------

      Gross profit                              79        80

Selling, advertising, administrative
 and general expenses                           62        63
                                           -------   -------

      OPERATING INCOME                          17        17

Interest expense                                17        13
                                           -------   -------

      INCOME BEFORE INCOME TAXES, AND
        EXTRAORDINARY ITEM                      --         4

Provision for income taxes                                 1
                                           -------   -------

      INCOME BEFORE EXTRAORDINARY ITEM          --         3

Extraordinary loss from the early
retirement of debt                                         4
                                           -------   -------

      NET INCOME                           $    --   $    (1)
                                           =======   =======

Net loss attributable to
common shares                              $    (2)  $   (23)
                                           =======   =======

Loss per common share:
      Loss before
      extraordinary item                   $(11.68)  $(51.24)
      Extraordinary loss from the
      early retirement of debt                         (9.34)
                                           -------   -------
         Net loss per
         common share                      $(11.68)  $(60.58)
                                           =======   =======


          See Notes to Consolidated Financial Statements

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      (Dollars in Millions)


                                               Three Months
                                                  Ended
                                               September 30,
                                               -------------
                                                 (restated)
                                                1997    1996
                                               -----   -----

OPERATING ACTIVITIES:
  Net income                                   $  --   $  (1)
  Adjustments to reconcile net income
  to net cash flows provided by
  (used in) operating activities:
      Depreciation and amortization                7       8
      Extraordinary loss from the
      early retirement of debt                             4
  Changes in operating assets and
  liabilities:
      Accounts receivable                        (15)     (3)
      Inventories                               (285)   (290)
      Prepaid expense and other
      current assets                               6       6
      Accounts payable and accrued
      expenses                                   132     148
      Other non-current liabilities                2
                                               -----   -----

        NET CASH USED IN OPERATING ACTIVITIES  (153)    (128)

INVESTING ACTIVITIES:
  Capital expenditures                            (2)     (1)
                                               -----   -----

        NET CASH USED IN INVESTING ACTIVITIES     (2)     (1)

FINANCING ACTIVITIES:
  Short-term borrowings                          189     409
  Payments on short-term borrowings              (34)   (241)
  Proceeds from long-term borrowings                      55
  Principal payments on long-term
  borrowings                                            (115)
  Deferred debt issuance costs                            (7)
  Specific Proceeds Collateral Account                    30
                                               -----   -----

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES                               155     131

Effect of exchange rate changes on cash
and cash equivalents                                      (1)

                                               -----   -----

        NET CHANGE IN CASH AND CASH
        EQUIVALENTS                                        1

Cash and cash equivalents at beginning
of period                                          5       6
                                               -----   -----

        CASH AND CASH EQUIVALENTS AT
        END OF PERIOD                          $   5   $   7
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

      Restatement of Financial Information: The Company has restated its financial statements as of and for the three months ended September 30, 1997 and 1996 and as of and for the years ended June 30, 1997 and 1996. This action was taken following consultation with the staff of the Securities and Exchange Commission regarding the deferral of $16 of gain resulting from the sale of the Company's 50.1% interest in Del Monte Philippines in March 1996. The Company had allocated $16 of the $100 proceeds from the sale to the supply agreement the Company signed in conjunction with the sale. The deferred gain of $16 was being recognized over the eight-year term of the supply agreement. After discussions with the staff of the Securities and Exchange Commission, the Company has recognized the $16 gain at the time of the sale.

      The financial statements as of and for the three months ended September 30, 1997 and 1996 have been restated to include the $16 gain in retained earnings and to reverse the recognition of $1 of the deferred gain. The impact of these adjustments on the Company's financial results as originally reported is summarized below.


                           1997                   1996
                    ------------------     --------------------
                       As         As          As          As
                    Reported   Restated    Reported    Restated
                    --------   --------    --------    --------
Net income (loss)
 before extra-
 ordinary item       $    1     $    --     $     4     $     3
Net income (loss)         1          --          --          (1)
Net income (loss)
 attributable to
 common shares           (1)         (2)        (22)        (23)
Net income (loss)
 per common share     (4.54)     (11.68)     (57.97)     (60.58)


NOTE B - INVENTORIES

      The major classes of inventory are as follows:


                                           September 30,   June 30,
                                               1997          1997
                                           -------------   --------

           Finished product                    $576         $239
           Raw materials and supplies            19           13
           Other, principally packaging
           material                              29           87
                                               ----         ----
                                               $624         $339
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

      Cost of Sales and Gross Profit. Gross profit for the first quarter decreased by $1 from the prior year period. Gross margin percentage, after adjusting for the effect of the Divested Operations, has remained relatively stable (31.5% for first quarter fiscal 1998 versus 31.4% for first quarter fiscal
1997). Gross margin for the fruit segment (which includes pineapple) increased from 25.8% in prior year quarter to 27.1% in current year quarter, but this gain was offset as the gross margin percentages for vegetables and tomatoes decreased form 38.1% to 37.1% and from 32.0% to 29.4%, respectively.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. None.


(a)   Exhibits


      (3)  Articles Supplementary to the Charter of Del Monte
Foods Company, filed October 15, 1997*

      (27) Financial Data Schedule


(b)   Report on Form 8-K


      No reports on Form 8-K were required to be filed during the quarter for which this report is filed.


---------------
*  Previously filed with Form 10-Q, filed November 14, 1997

                            Signatures



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DEL MONTE FOODS COMPANY


                                    Date July 7, 1998




By: /s/ RICHARD G. WOLFORD
   -------------------------------
         Richard G. Wolford
       Chief Executive Officer








By: /s/ DAVID L MEYERS              Date July 7, 1998
    ------------------------------
           David L. Meyers
      Executive Vice President,
           Administration
      And Chief Financial Officer