Form 10-K/A
period 1997-06-30
DEL MONTE FOODS CO
filed 1998-08-06
CIK 866873

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            ----------
                           FORM 10-K/A


                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
        EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended  June 30, 1997

                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                Commission File Number   333-29079
                                       -------------

                     DEL MONTE FOODS COMPANY
      (Exact name of registrant as specified in its charter)


            Delaware                        13-3542950
  ---------------------------          ----------------------
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

           The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.    Yes        No
              -----     -----


    As of August 31, 1997, 26,815,880 shares of Common Stock, par value $.01 per share, were outstanding.


            DOCUMENTS INCORPORATED BY REFERENCE: NONE

           As used throughout this Annual Report, unless the context otherwise requires, "DMC" means Del Monte Corporation, a New York corporation, "DMFC" means Del Monte Foods Company, a Maryland corporation and the parent of DMC, and the "Company" or "Del Monte" means DMC and DMFC, together with each of their direct and indirect subsidiaries. Unless otherwise indicated, references herein to U.S. market share data are to case volume sold through retail grocery stores (excluding warehouse clubs and supermarkets) with at least $2 million in sales and are based upon data provided to the Company by A.C. Nielsen & Co. ("AC Nielsen"), an independent market research firm. Market share data for canned vegetables and cut tomato products include only those categories in which the Company competes. Such data for canned fruit include those categories in which the Company competes other than the "specialty" category. See "Business--General." With respect to market share data used herein, the term fiscal 1997 refers to the 52-week period ended June 28, 1997.


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

           The Del Monte brand name, which has been in existence since 1892, is one of the leading brand names in the food industry and maintains a reputation for premium quality. Del Monte brand products are found in substantially all chains and independent grocery stores throughout the United States, with the average supermarket carrying approximately 100 Del Monte brand items. The Company estimates that Del Monte brand products are purchased by over 80% of U.S. households and that the Del Monte brand is recognized by 96% of all consumers of products in the Company's categories. Management believes that the Del Monte brand has the highest unaided brand awareness of any canned food brand in the United States. As the brand leader in three major processed food categories (canned vegetables, fruit and cut tomato products), the Company has a multi-category presence that management believes provides it with a competitive advantage in selling to the retail grocery industry.


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


           Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 191,542,000 shares of new common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 shares of new preferred stock, $.01 par value per share (the "Preferred Stock"). DMFC issued and has outstanding 26,815,880 shares of Common Stock, and 35,000 shares of Preferred Stock. TPG and certain of its affiliates or partners hold 20,925,580 shares of Common Stock, the shareholders of DMFC prior to the consummation of the Recapitalization who received shares of Common Stock in the Recapitalization hold 2,729,857 shares of Common Stock, and other investors hold 3,160,443 shares of Common Stock. TPG and certain of its affiliates hold 17,500 shares of Preferred Stock, and TCW
Capital Investment Corporation holds 17,500 shares of Preferred
Stock.


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


           Canned Vegetables. Based on internal estimates using data compiled by AC Nielsen from various industry and other sources, the Company believes that the canned and jarred vegetable industry in the United States generated more than $3 billion in sales in calendar 1996. The Company believes that the domestic canned vegetable industry is a mature segment characterized by high household penetration.


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


           Canned Fruit. Based on internal estimates using data compiled by AC Nielsen from various industry and other sources, the Company believes that the canned and jarred fruit industry in the United States, including pineapple, generated more that $2 billion in sales in calendar 1996. The Company believes that the domestic canned fruit industry is a mature segment characterized by high household penetration.


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


           Tomato Products. Based on internal estimates using data compiled by AC Nielsen from various industry and other sources, the Company believes that processed tomato products generated calendar 1996 industry-wide sales of more than $5 billion. Total sales of tomato products have grown steadily in recent years, achieving a five-year compound annual growth rate of 3.6% per year. Sales by retailers of Del Monte branded tomato products in calendar 1996 accounted for $273 million. The Company's tomato product offerings include four major segments: cut tomatoes (stewed, diced, chunky and wedges), ketchup, tomato sauce and paste, and value-added products such as spaghetti/pasta sauce and sloppy joe sauce.


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


           Canned Pineapple. Based on internal estimates using data compiled by AC Nielsen from various industry and other sources, the Company believes that the canned pineapple products industry in the United States generated more than $300 million in sales in calendar 1996. The Company believes that the domestic pineapple industry is a mature segment of the canned fruit industry that has generated stable sales.

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

Sales, Marketing and Distribution


           Sales. The Company's sales organization for retail products is divided into four groups: (i) a retail broker network (which consists of 100% independent broker representation at the market level, managed by Company sales managers); (ii) national accounts; (iii) Warehouse Clubs, Mass Merchandisers and Supercenters; and (iv) customer marketing. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers and, during fiscal 1997, accounted for 67% of the Company's total net sales. The Company retains its brokers through a standardized retail grocery brokerage agreement, and brokers are typically paid a percentage of collected sales, generally 2.5%, which percentage may be increased up to 3.0% based on the broker's accomplishment of specified sales objectives. Such agreements may be terminated on 30 days' prior notice by either party. The Company's broker network represents the Company to a broad range of grocery retailers. The national accounts group maintains relationships with the corporate headquarters of key national chain and wholesaler accounts such as Fleming, Kroger, Super Valu and Winn-Dixie. The Company's Warehouse Club, Mass Merchandiser and Supercenter group calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, Price/Costco, Kmart and Target. The fourth group, customer marketing, is responsible for managing internal customer oriented resources including order management, continuous replenishment program, logistics, trade promotion, strategic initiatives and sales information and administration. Foodservice, food ingredients, private label and military sales are accomplished through both direct sales and brokers.


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

Supply and Production


           The Company owns virtually no agricultural land. Each year, the Company buys over one million tons of fresh vegetables and fruits pursuant to over 2,500 contracts with individual growers and cooperatives located primarily in the United States. No supplier accounts for more than 5% of the Company's raw product requirements, and the Company does not consider its relationship with any particular supplier material to its operations. No supplier accounts for more than 5% of the Company's raw product requirements, and the Company does not consider its relationship with any particular supplier material to its operations. The Company enters into individual fixed price contracts with growers of vegetables, fruits and tomatoes. The vegetable growers are located in Wisconsin, Illinois, Minnesota, Washington, Texas and

Arizona. The Company provides the growers with planting schedules, seeds, insecticide management and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. The vegetable contracts are generally for a one-year term and require delivery of a specified quantity. Prices are renegotiated each year.


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


           Prior to December 1993, the Company produced almost all of the cans used to package its products in the United States at its nine can manufacturing facilities located throughout the United States. In December 1993, the Company sold substantially all the assets (and certain related liabilities) of the Company's can manufacturing business to Silgan Container Corporation ("Silgan"). The transaction included the sale or lease of the Company's nine can manufacturing facilities. In connection with this agreement, Silgan and the Company entered into a ten-year supply agreement, with optional successive five-year extensions under which Silgan agreed to supply all of the Company's requirements for metal food and beverage containers in the United States. If Silgan is unable to supply all of such requirements for any reason, the Company is entitled to purchase the excess from another supplier. In addition, after September 1998, the Company is entitled to seek a competitive bid for up to 50% of its requirements. Price levels were originally set based on the Company's cost of self-manufactured containers. Price changes under the contract reflect changes in the manufacturer's costs. Upon any extension of the agreement, the parties have agreed to negotiate in good faith the amount of Silgan's margin. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement (or any extension). The Company's total annual can usage is approximately two billion cans.


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

Employees


           At June 30, 1997, the Company had approximately 2,100 full-time employees. An additional 12,000 individuals are hired on a temporary basis during the pack season. The Company considers its relations with its employees to be good. In the past several years, the Company has not experienced any work stoppages or strikes.


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

Trademarks and Licenses


           The Company owns a number of registered and unregistered trademarks for use in connection with various food products. These trademarks are important to the Company because brand name recognition is a key factor in the success of the Company's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the Company, as the registered owner, or its licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the marks in connection with similar goods. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks.

           In connection with the RJR Nabisco Sale and the divestitures of certain operations subsequent to that sale, the Company granted various perpetual, royalty-free licenses for use of the Del Monte name and mark along with certain other trademarks, patents and trade secrets to the acquiring companies or their affiliates. Under such licenses, the Company is generally entitled to reimbursement from the licensees of certain of its expenses in maintaining the registrations relating to such intellectual property. In particular, with respect to processed food products, affiliates of RJR Nabisco hold the rights to use Del Monte trademarks in Canada and South America; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Far East (excluding the Philippines); Del Monte Europe holds the rights in Europe, Africa, the Middle East and the Indian Subcontinent; and Dewey Limited (an affiliate of Del Monte Europe) owns the rights in the Philippines to the Del Monte brand name. Fresh Del Monte Produce holds the rights to use the Del Monte trademark with respect to fresh produce and certain chilled and frozen products related thereto throughout the world. With respect to dried fruit and snack products, Yorkshire Food Group holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with agreements to sell Del Monte Latin America, an affiliate of Hicks Muse acquired the right to use the Del Monte trademarks with respect to processed foods in Mexico and Donald W. Dickerson, Inc. acquired such right in Central America and the Caribbean. The Company retains the right to review the quality of the licensee's products under each of its license agreements. The Company generally may inspect the licensees' facilities for quality and the licensees must periodically submit samples to the Company for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license. The Company has also granted various security interests in its trademarks and related trade names, patents and trade secrets to its creditors in connection with the Bank Financing and to its licensees.


Governmental Regulation


           As a manufacturer and marketer of food products, the Company's operations are subject to extensive regulation and inspection by various federal government agencies, including the Food and Drug Administration (the "FDA"), the United States Department of Agriculture and the FTC, as well as state and local agencies with respect to product attributes, packaging, labeling, storage and distribution. New nutrition labeling and health claim requirements proposed by the FDA were passed by Congress in 1990 and became effective on August 4, 1994. Under various statutes and regulations, such agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of the Company's products is subject to regulation by the FTC, and the Company's operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company maintains all permits and licenses relating to its operations. The Company believes its facilities and practices are sufficient to maintain compliance with applicable laws and regulations. Nevertheless, there can be no assurance that the Company will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. See "Item 3. Legal Proceedings."


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

Environmental Compliance

           As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations, both foreign and domestic, are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company seeks to comply at all times with all such environmental laws and regulations and is not aware of any instances of material non-compliance. The Company cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect its operations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations. The Company spent an aggregate of $5 million on domestic environmental expenditures from fiscal 1995 through fiscal 1997, primarily related to underground storage tank remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $4 million in fiscal 1998 and 1999 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades and continued underground storage tank remediation activities.


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


ITEM 2.    PROPERTIES


           As of June 30, 1997, the Company operated 13 production facilities and six distribution centers. The Company's production facilities are owned properties, while the distribution centers are owned or leased and the Company's various warehousing/storage facilities are primarily leased facilities. The Company's leases are generally long-term. Virtually all of the Company's properties, whether owned or leased, are subject to liens or security interests pursuant to the Bank Financing.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           On April 17, 1997, a Special Meeting of Stockholders of Del Monte Foods Company was held to consider (i) the merger of Shield with and into DMFC pursuant to the Merger Agreement, (ii) the management equity compensation plan referred to in the Merger Agreement and (iii) amendments to the Charter of DMFC necessary to be consistent with the Merger Agreement. 37,938,341 shares of Class A Common Stock; 1,286,396 shares of Class C Common Stock; 18,628,225 shares of Class D Common Stock; 4,788,550 shares of Class E Common Stock and 9,577,100 shares of Class F Common Stock; 7,195,748.818 shares of Series A1 Preferred Stock; 1,661,271 shares of Series A2 Preferred Stock; 1,730,204.650 shares of Series B Preferred Stock; 1,522,353.269 shares of Series C Preferred Stock; 1,466,582.463 shares of Series D Preferred Stock; 3,596,865.931 shares of Series E Preferred Stock; and 1,128.815 shares of Series F Preferred Stock were represented by proxy at the meeting. All three matters submitted to the stockholders were approved by a unanimous vote of all shares represented at the meeting.



                              PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND
        RELATED STOCKHOLDER MATTERS

           There is no established public market for any class of DMFC capital stock. See "Item 12. Security Ownership of Certain
Beneficial Owners and Management" for a discussion of the ownership of DMFC.

        ITEM 6. SELECTED FINANCIAL DATA


           The following table sets forth historical consolidated financial information of the Company. The statement of operations data for each of the fiscal years in the four-year period ended June 30, 1996 and the balance sheet data as of June 30, 1993, 1994, 1995 and 1996 have been derived from consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The statement of operations data for the year ended June 30, 1997 and the balance sheet data as of June 30, 1997 have been derived from consolidated financial statements of the Company audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this Annual Report.


                                      Fiscal Year Ended June 30,


                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
                              (re-      (re-
                             stated)   stated)
                              (Dollars in millions, except per share amounts)
Statement of
Operations Data:
 Net sales(a)............   $ 1,217   $ 1,305   $ 1,527   $ 1,500   $ 1,556
 Cost of sales(a)........       819       984     1,183     1,208     1,213
                            -------   -------   -------   -------   -------

 Gross profit............       398       321       344       292       343
 Selling, advertising,
  administrative and
  general expenses(a)(b)        327       239       264       225       286
 Special charges(c)......        --        --        --        --       140
                            -------   -------   -------   -------   -------

 Operating income (loss).        71        82        80        67       (83)
 Interest expense........        52        67        76        61        68
 Loss (gain) on sale
  of assets(d)...........         5      (123)       --       (13)      (13)
 Other (income)
  expense(e).............        30         3       (11)        8         4
                            -------   -------   -------   -------   -------

 Income (loss) before
  income taxes, minority
  interest, extraordinary
  item and cumulative
  effect of accounting
  change(f)(g)...........       (16)      135        15        11      (142)
 Provision for income
  taxes..................        --        11         2         3        10
 Minority interest in
  earnings of subsidiary         --         3         1         5         8
                            -------   -------   -------   -------   -------
 Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting
  change(f)(g)...........       (16)      121        12         3      (160)
 Extraordinary loss(f)...        42        10         7        --        --
 Cumulative effect of
  accounting change(g)...        --         7        --        --        28
                            -------   -------   -------   -------   -------
 Net income (loss).......   $   (58)  $   104   $     5   $     3   $  (188)
                            =======   =======   =======   =======   =======

 Income (loss) per
  common share ..........   $  (128)  $    22   $   (66)  $   (58)  $  (240)
                            =======   =======   =======   =======   =======
 Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting change
  per common share.......   $ (1.40)  $  0.52   $ (0.76)  $ (0.75)  $ (2.64)
 Extraordinary loss......     (0.67)    (0.14)    (0.09)       --        --
 Cumulative effect
  of accounting
  change ................         --   ( 0.09)       --        --    ( 0.35)
                            --------  -------   -------   -------   -------

 Net income (loss)
  per common
  share(h)...............   $ (2.07)  $  0.29   $ (0.85)  $ (0.75)  $ (2.99)
                            =======   =======   =======   =======   =======

Selected Ratios:
 Ratio of earnings
  to fixed changes(i)....        --      2.8x      1.2x      1.2x       --
 Deficiency of
  earnings to cover
  fixed charges(i).......   $    16        --        --        --   $  142


                                                 June 30,
                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
                              (re-      (re-
                             stated)   stated)
                                          (Dollars in millions)
Balance Sheet Data:
 Working capital.........   $   118   $   209   $    99   $    88   $   92
 Total assets............       667       736       960       936    1,066
 Total debt..............       610       373       576       569      624
 Redeemable preferred
  stock..................        --       213       215       215      216
 Redeemable common
  stock..................        --         2         2         2        2
 Redeemable Preferred
  Stock..................        32        --        --        --       --
 Stockholders' equity
  (deficit)..............      (398)     (288)     (393)     (384)    (385)

Note: Financial data under the columns marked "restated" reflect the information from the Company's restated financial statements.
----------------------


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


(d) The Company sold its equity investment in Del Monte Europe in the fiscal quarter ended March 31, 1993 and recognized a $13 million gain. The Company sold its can manufacturing operations in the fiscal quarter ended December 31, 1993 and recognized a $13 million gain. In November 1995, the Company sold its pudding business for $89 million, net of $4 million of related transaction fees. The sale resulted in a gain of $71 million. In March 1996, the Company sold its 50.1% ownership interest in Del Monte Philippines for $100 million, net of $2 million of related transaction fees. The sale resulted in a gain of $52 million. In the fiscal quarter ended December 1996, the Company sold Del Monte Latin America. The combined sales price of $50 million, reduced by $2 million of related transaction expenses, resulted in a loss of $5 million. The sales price for Del Monte Latin America is subject to adjustment based on the final balance sheet. The amount of any adjustment to the purchase price is currently in dispute but is not expected to be material. See "Item 3.--Legal Proceedings."


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended June 30, 1997. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended June 30, 1997 and notes thereto included elsewhere in this Annual Report.


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


           The weather conditions which existed during the summer of 1995 resulted in reduced acreage yields and production recoveries of fruits and vegetables which negatively impacted the Company's production costs in fiscal 1996. During fiscal 1996, the Company's management developed a strategy to increase prices. These price increases resulted in volume and market share decreases for the Company during fiscal 1996 as competitors sold greater volume because their prices remained below the Company's. During fiscal 1996, the Company lost 3.2 percentage points of market share in its fruit operations and 3.7 percentage points of market share in its vegetable operations. Despite the reduced market share, the Company's profitability was significantly higher in the fourth quarter of fiscal 1996 as a result of higher net selling prices. These price increases were applied to all product lines in fiscal 1997. Although the Company's aggregate volumes decreased in fiscal 1997 as compared to fiscal 1996, the Company regained and exceeded prior year fruit market share, achieving an increase of 5.0 percentage points of market share by year-end 1997, while vegetable market share was maintained and profitability growth continued due to these higher net selling prices (decrease of only 0.1 percentage point). Profitability growth and market share may be unfavorably impacted in the future due to the market dynamics of available supply and competitors' pricing.


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

Results of Operations

           The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of the Company's net sales for such fiscal period:


                              Fiscal Year Ended June 30,
                              --------------------------
                              1997       1996       1995
                              ----       ----       ----
                           (restated)

Net sales.................    100%       100%       100%
Cost of products sold.....     67         76         78
                             ----       ----       ----
 Gross margin.............     33         24         22
Selling, advertising,
  administrative and
  general expenses........     27         18         17
                             ----       ----       ----
 Operating income.........      6%         6%         5%
                             ====       ====       ====
Interest expense..........     4%         5%         5%
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


           Cost of Sales and Gross Profit. Gross margin was 32.7%, 24.6% and 22.5% in fiscal 1997, 1996 and 1995, respectively. Domestic gross margin (adjusted for the absence of the Divested Operations) was 33.8%, 26.4% and 26.4% in fiscal 1997, 1996 and 1995, respectively. Higher selling prices, changes in marketing strategy and relatively stable costs resulted in significantly higher gross profit margin than in prior years. In fiscal 1996, higher manufacturing costs were offset by price increases across all major product lines.


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


           Other (Income) Expense. Other expense for fiscal 1997 increased due to $22 million of expenses incurred in the Recapitalization (primarily legal, investment advisory and management fees). Also included in fiscal 1997 other expense is $7 million relating to the recognition of an other than temporary impairment of a long-term equity investment. Other income for fiscal 1995 reflects the Company's receipt of the proceeds of a $30 million letter of credit (reduced by $4 million of related transaction expenses) as a result of the termination of the merger agreement with Grupo Empacador de Mexico, S.A. de C.V. in September 1994.


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


           Net Income. Net income for fiscal 1997 decreased by $162 million as compared to fiscal 1996 primarily due to expenses associated with the Recapitalization of $85 million and loss on the sale of Del Monte Latin America of $5 million in fiscal 1997. Net income for 1996 increased by $99 million from fiscal 1995 due to the $123 million gain on sale of the Company's pudding business and Del Monte Philippines in fiscal 1996.


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

Operating Activities


           The working capital position of the Company is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The Company uses funds from its Revolving Credit Facility, which provides for a $350 million line of credit, to finance the seasonal working capital needs of its operations. Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months.


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

Environmental Matters


           As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations, both foreign and domestic, are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company seeks to comply at all times with all such environmental laws and regulations and is not aware of any instances of material non-compliance. The Company cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect its operations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations. The Company spent an aggregate of $5 million on domestic environmental expenditures from fiscal 1995 through fiscal 1997, primarily related to underground storage tank remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $4 million in fiscal 1998 and 1999 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades and continued underground storage tank remediation activities.


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

                  REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Del Monte Foods Company



   We have audited the accompanying consolidated balance sheet of Del Monte Foods Company and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Del Monte Foods Company and subsidiaries as of June 30, 1996 and for each of the years in the two-year period ended June 30, 1996 were audited by other auditors whose report, dated August 29, 1996, except for Note N, as to which the date is June 29, 1998 and Note M, as to which the date is July 22, 1998, on those statements included an explanatory paragraph that described the change in the Company's method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of discussed in Note A to the financial statements.


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


                                  KPMG PEAT MARWICK LLP



San Francisco, California
August 22, 1997, except for Note N,
as to which the date is June 29, 1998,
and Note M as to which the date is
July 22, 1998

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
          (Dollars in Millions Except Per Share Amounts)


                                                 June 30,
ASSETS                                         1997    1996
------                                       --------------
                                                (restated)
Current assets
     Cash and cash equivalents                $   5  $   6
     Restricted cash                                    30
     Trade accounts receivable,
     net of allowance                            67     98
     Other receivables                            2      8
     Inventories                                339    304
     Prepaid expenses and other
     current assets                               9     13
                                              -----  -----
     TOTAL CURRENT ASSETS                       422    459


Property, plant and equipment, net              222    247
Other assets                                     23     30
                                              -----  -----
     TOTAL ASSETS                             $ 667  $ 736
                                              =====  =====

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
Accounts payable and accrued expenses          $220   $200
Short-term borrowings                            82     43
Current portion of long-term debt                 2      7
                                              -----  -----
     TOTAL CURRENT LIABILITIES                  304    250


Long-term debt                                  526    323
Other noncurrent liabilities                    203    236
Redeemable common stock ($.01 par value per
  share, 316,044,300 shares authorized; issued
  and outstanding: 30,529,113 at June 30, 1996)          2
Redeemable preferred stock ($.01 par value per
   share,32,493,000 shares authorized; issued
   and: outstanding 17,300,041 at June 30, 1996;
   aggregate liquidation preference: $579)             213
Redeemable preferred stock ($.01 par value
per share, 1,000,000 shares authorized; issued
and  outstanding: 35,000 at June 30, 1997;
aggregate liquidation preference: $35)          32
Stockholders' equity (deficit):
   Common stock ($.01 par value per share,
   325,621,400 shares authorized; issued
   and outstanding: 42,803,508 in 1996)
   Common stock ($.01 par value per share,
   191,542,000 shares authorized; issued
   and outstanding: 26,815,880 in 1997)
   Paid-in capital                              129      3
   Retained earnings (deficit)                 (527)  (265)
   Cumulative translation adjustment                   (26)
                                              -----  -----
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (398)  (288)
                                              -----  -----


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 667  $ 736
                                              =====  =====


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Millions Except Per Share Amounts)


                                                   Year
                                               Ended June 30,
                                        1997       1996        1995
                                      --------   --------     ------
                                     (restated) (restated)
Net sales                               $1,217    $1,305      $1,527
Cost of products sold                      819       984       1,183
                                      --------   -------    --------
     Gross profit                          400       321         344
Selling, advertising, administrative
 and general expense                       327       239         264
                                      --------   -------    --------
     OPERATING INCOME                       71        82          80

Interest expense                            52        67          76
Loss (gain) on sale of divested
assets (Note B)                              5      (123)
Other (income) expense (Note D)             30         3         (11)
                                      --------   -------    --------

 INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTEREST, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                       (16)      135          15


Provision for income taxes                            11           2
Minority interest in earnings
 of subsidiary                                         3           1
                                      --------   -------    --------

 INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                       (16)      121          12

Extraordinary loss from refinancing of
debt and early debt retirement              42        10           7
Cumulative effect of accounting change                 7
                                      --------   -------    --------

      NET INCOME (LOSS)                 $  (58)   $  104       $   5
                                      ========   =======    ========


Net income (loss) attributable to
common shares                           $ (128)   $   22       $ (66)
                                      ========   =======    ========

      Income (loss) per common share:
         Income (loss) before
         extraordinary item
         and cumulative effect of
         accounting change            $  (1.40)  $  0.52    $  (0.76)
      Extraordinary loss from
      refinancing of debt and
      early debt retirement              (0.67)    (0.14)      (0.09)
      Cumulative effect of
      accounting change                     --     (0.09)         --
                                      --------   -------    --------
           Net income (loss)
           per common share           $  (2.07)  $  0.29    $  (0.85)
                                      ========   =======    ========


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (Dollars in Millions)

                                                       Notes
                                                    Receivable
                            Common    Paid-in          from
                             Stock    Capital       Stockholders
                            ------    -------       -------------



Balance at June 30,1994      $ --        $  3          $ (1)

Repurchase of shares
Net income
Cumulative translation
adjustment
                             ----        ----          ----

Balance at June 30, 1995       --           3            (1)

Repayment of notes
receivable from                                           1
stockholders Repurchase of
shares Net income
                             ----        ----          ----

Balance at June 30, 1996       --           3            --

Cancellation of shares in
connection with the                        (3)
Recapitalization Issuance                 129
of shares  Net loss
Cumulative translation
adjustment
                             ----        ----          ----
Balance at June 30, 1997     $ --        $129          $ --
                             ====        ====          ====




                                   Retained    Cumulative     Total
                                   Earnings   Translation  Stockholders'
                                   (Deficit)   Adjustment   (Deficit)
                                   ---------  -----------  ------------


Balance at June 30,1994             $(374)      $ (12)       $(384)

Repurchase of shares
Net income                              5                        5
Cumulative translation
adjustment                            (14)        (14)
                                    -----       -----        -----

Balance at June 30, 1995             (369)        (26)        (393)


Repayment of notes
receivable from                                                  1
stockholders Repurchase of
shares Net income                     104                      104
(as restated)                       -----       -----        -----

Balance at June 30, 1996             (265)        (26)        (288)
(as restated)

Cancellation of shares in connec-
tion with the Recapitalization       (204)                    (207)
Issuance of shares                                             129
Net loss (as restated)                (58)                     (58)
Cumulative translation
adjustment                                         26           26
                                      -----      ----         -----
Balance at June 30, 1997             $(527)      $ --        $(398)
(as restated)                         =====      =====       =====



          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)




                                          Number of Shares
                       Common                                       Total Common
                       Stock       Class A     Class B     Class E     Shares
                       ------      -------     -------     -------  ------------
Shares issued
and outstanding
at June 30, 1994                 41,768,032               4,788,550  46,556,582

Repurchase of shares               (642,241)                           (642,241)
                     ----------  ----------  ----------  ----------  ----------

Shares issued
and outstanding
at June 30, 1995                 41,125,791               4,788,550  45,914,341

Repurchase of shares             (3,110,833)                         (3,110,833)
                     ----------  ----------  ----------  ----------  ----------

Shares issued
and outstanding
at June 30, 1996                 38,014,958               4,788,550  42,803,508

Cancellation of
shares                          (38,014,958)             (4,788,550)(42,803,508)

Issuance of shares   26,815,880                                      26,815,880
                     ----------  ----------  ----------  ----------  ----------

Shares issued and
outstanding at
June 30, 1997        26,815,880          --         --           --  26,815,880
                     ==========  ==========  ==========  ==========  ==========


          See Notes to Consolidated Financial Statements.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Millions)


                                           Year Ended June 30,
                                          --------------------
                                            1997        1996         1995
                                           ------     --------      ------
                                         (restated)  (restated)
OPERATING ACTIVITIES:
Net income (loss)
Adjustments to reconcile net income
(loss)                                      $  (58)     $  104       $   5
to net cash flows:
   Extraordinary loss from refinancing of
   debt and early debt retirement               42          10           7
   Cumulative effect of accounting change                    7
   Loss (gain) on sale of divested assets        5        (123)
   Loss on sales of assets                       3           2           3
   Depreciation and amortization                29          31          40
   Minority interest in earnings of
   subsidiary                                                            1
Changes in operating assets
and liabilities:
      Accounts receivable                       24          33         (37)
      Inventories                              (48)         11         (21)
      Prepaid expenses and other
      current assets                             3          (2)          3
      Other assets                               6           1           4
      Accounts payable and accrued
      expenses                                  29         (28)         25
      Other non-current liabilities            (10)         14          33
                                            ------      ------      ------


       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                     25          60          63

INVESTING ACTIVITIES:
      Capital expenditures                     (20)        (16)        (24)
      Proceeds from sales of
      fixed assets                               9           4           3
      Proceeds from sales of
      divested assets                           48         182
                                            ------      ------      ------
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                    37         170         (21)

FINANCING ACTIVITIES:
      Short-term borrowings                  1,137       1,276       1,901
      Payment on short-term
      borrowings                            (1,098)     (1,354)     (1,867)
      Proceeds from
      long-term borrowing                      582                     188
      Principal payments on
      long-term debt                          (407)       (108)       (238)
      Deferred debt issuance costs             (26)         (2)        (24)
      Prepayment penalty                       (20)         (5)
      Payments to previous shareholders
      for cancellation of stock               (422)
      Issuance of common and preferred
      stock                                    161
      Specific Proceeds
      Collateral Account                        30         (30)
      Dividends paid to minority
      shareholders                                                      (1)
      Other                                                 (1)         (3)

        NET CASH USED IN
        FINANCING ACTIVITIES                   (63)       (224)        (44)


Effect of exchange rate
 changes on cash and cash equivalents                       (8)          3
                                            ------      ------      ------
        NET CHANGE IN CASH AND CASH
        EQUIVALENTS                             (1)         (2)          1
Cash and cash equivalents at
beginning of year                                6           8           7
                                            ------      ------      ------
        CASH AND CASH EQUIVALENTS
        AT END OF YEAR                      $    5      $    6      $    8
                                            ======      ======      ======

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


   Revenue Recognition: Revenue from sales of product, and related cost of product is recognized upon shipment of product, at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.


   Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.


   Advertising Expenses: The Company expenses all costs associated with advertising as incurred or when the advertising takes place. Advertising expense was $6, $5, and $8 for the years ended June 30, 1997, 1996 and 1995, respectively.


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


   Reclassification: Beginning in the fourth quarter of fiscal 1997, merchandising allowances primarily relating to in-store displays, store advertising and store coupons, which previously were included as a cost of products sold, have been reclassified to selling expense. Such merchandising allowances totaled $143, $100 and $106 in the fiscal years ended June 30, 1997, 1996, and 1995, respectively. Due to the nature of the Company's trade promotion programs and the required performance associated with such programs, the classification of these costs as selling expense rather than as a cost of products sold is appropriate. The Company believes that this presentation is widely practiced in the industry. In addition, certain military distributor allowances, which previously were treated as a reduction in net sales, have been reclassified to selling expense. Such military distributor allowances amounted to $2, $1 and $1 in fiscal years ended June 30, 1997, 1996 and 1995, respectively. All financial information has been restated to conform to this presentation.



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

   The following results of the Latin American operations are included in the Statements of Operations:

                                         Year Ended June 30,
                                         -------------------
                                      1997      1996      1995
                                      -----    -------  -------
Net sales                              $17       $55       $65
Costs and expenses                      17        50        62
                                     -----     -----     -----
Income from operations
before income taxes                     --         5         3
Provision for income taxes                         1         1
                                     -----     -----     -----
Income from Latin
American operations                    $--      $  4       $ 2
                                     =====     =====     =====


     Del Monte Philippines. On March 29, 1996, the Company entered into a repurchase agreement to sell its 50.1% interest in Del Monte Philippines (a joint venture operating primarily in the Philippines) and also executed a supply agreement, for total proceeds of $100 (net of $2 of related transaction expenses) which were paid solely in cash. Under the terms of the supply agreement, the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the eight-year term of the agreement.

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)




   The following results of the Del Monte Philippines operations are included in the Statements of Operations:

                                      Year Ended
                                      June 30,
                                      --------
                                  1996      1995
                                  ----      ----
Net sales                         $102      $142
Costs and expenses                  97       141
                                  ----      ----
Income from operations
before income taxes                  5         1
Provision for income taxes           2
                                  ----      ----
Income from operations            $  3      $  1
                                  =====     ====

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

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


NOTE C -- SUPPLEMENTAL BALANCE SHEET INFORMATION


                                               June 30,
                                         -------------------
                                          1997          1996
                                         ------        ------
                                       (restated)    (restated)
Trade Accounts Receivable:
Trade                                    $  68         $  99
Allowance for doubtful accounts             (1)           (1)
                                         -----         -----
TOTAL TRADE ACCOUNTS RECEIVABLE          $  67         $  98
                                         =====         =====


Inventories:
Finished product                         $ 239         $ 198
Raw materials and supplies                  13           12
Other, principally packaging material       87            94
                                         -----         -----
TOTAL INVENTORIES                        $ 339         $ 304
                                         =====         =====

Property, Plant and Equipment:
Land and land improvements               $  37         $  44
Buildings and leasehold improvements        93            98
Machinery and equipment                    233           240
Construction in progress                    10             9
                                      ---------      -------
                                           373           391
Accumulated depreciation                  (151)         (144)
TOTAL PROPERTY, PLANT AND EQUIPMENT      $ 222         $ 247

Other Assets:
Deferred debt issue costs                $  19         $  26
Other                                        4            10
                                         -----         -----
                                            23            36
Accumulated amortization                    --            (6)
                                         -----         -----
TOTAL OTHER ASSETS                       $  23         $  30
                                         =====         =====

Accounts Payable and Accrued Expenses:
Accounts payable--trade                  $  79         $  76
Marketing and advertising                   59            39
Payroll and employee benefits               17            18
Current portion of accrued pension
liability                                   12            13
Current portion of other
noncurrent liabilities                      19            22
Other                                       34            32
                                         -----         -----
TOTAL ACCOUNTS PAYABLE AND
ACCRUED EXPENSES                         $ 220         $ 200
                                         =====         =====
Other Noncurrent Liabilities:
Accrued postretirement benefits          $ 145         $ 140
Accrued pension liability                   26            48
Self-insurance liabilities                  15            12
Other                                       17            36
                                         -----         -----
TOTAL OTHER NONCURRENT LIABILITIES       $ 203         $ 236
                                         =====         =====

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


   Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 191,542,000 shares of new common stock (the "Common Stock"), $.01 par value, and 1,000,000 shares of new preferred stock (the "Preferred Stock"), $.01 par value. The Company issued and has

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


outstanding 26,815,880 shares of Common Stock, and 35,000 shares of Preferred Stock. TPG and certain of its affiliates or partners hold 20,925,580 shares of DMFC's Common Stock, continuing shareholders of DMFC hold 2,729,857 shares of such stock, and other investors hold 3,160,443 shares. TPG and certain of its affiliates hold 17,500 outstanding shares of Series A Preferred Stock, and TCW Capital Investment Corporation holds 17,500 outstanding shares of Series B Preferred Stock.


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

   Stockholders' equity at June 30, 1996 included the following classes of common stock, $.01 par value per share:

           Class           Shares Authorized    Shares Issued and
                                                  Outstanding
           -----           -----------------    -----------------


             A                191,542,000           38,014,958
             B                 28,731,300                   --
             E                105,348,100            4,788,550
                              -----------           ----------
                              325,621,400           42,803,508
                              ===========           ==========

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Redeemable common and redeemable preferred stock at June 30, 1996 consisted of the following:

      Redeemable non-voting common stock ($.01 par value per share):

             Class             Shares Authorized   Shares Issued and
                                                      Outstanding
             -----             -----------------   -----------------


             C                    105,348,100          1,322,214
             D                    105,348,100         19,629,799
             F                    105,348,100          9,577,100
                                  -----------         ----------
                                  316,044,300         30,529,113
                                  ===========         ==========



      Redeemable preferred stock ($.01 par value per share):

   Series                      Shares Authorized   Shares Issued and
                                                      Outstanding
   ------                      -----------------   -----------------

   A Cumulative (issuable in       16,523,000          8,336,795
                 subseries A1
                 and A2)
   B Cumulative                     3,616,000          1,602,845
   C Cumulative                     2,900,000          1,522,353
   D Cumulative                     1,454,000          1,356,955
   E Cumulative                     5,000,000          3,328,002
   F Cumulative                     3,000,000          1,153,091
                                   32,493,000         17,300,041


   The Company declared dividends for the following series of redeemable preferred stock:

           Series                   Dividend Rate Per Share
                                      Year Ended June 30

                                    1997      1996     1995
                                    ----      ----     ----
           A1                       $1.92     $3.81    $3.80
           B                        $1.95     $3.87    $3.87
           D                        $1.98     $3.94    $3.93
           E                        $1.98     $3.94    $3.93


These dividends were paid in like-kind redeemable preferred stock at the rate of .04 shares for each $.001 dividend declared.
Resulting issuance of additional shares and related par values were:

                                       Year Ended June 30,


                                       1997        1996        1995
                                       ----        ----        ----
           Additional shares         1,027,406  1,824,999  1,564,117
           Total par value              $0.010     $0.018     $0.016


   In the Recapitalization, all of the redeemable preferred stock issued prior to April 18, 1997 was either cancelled and converted into the right to receive new DMFC common stock or cancelled and converted into the right to receive cash consideration as set forth in the Merger Agreement.


   The following table sets forth the computation of basic and diluted earnings per share:


                                                 June 30,
                                  ----------------------------------------
                                     1997           1996           1995
                                  ----------     ----------     ----------
                                  (restated)     (restated)
Numerator:
 Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change ..........   $       (16)   $       121    $        12
 Preferred stock dividends ...           (70)           (82)           (71)
                                 -----------    -----------    -----------
 Numerator for basic and
  diluted earnings (loss)
  per share--income (loss)
  attributable to common
  shares before extra-
  ordinary items and
  cumulative effect of
  accounting change ..........   $       (86)   $        39    $       (59)
                                 ===========    ===========    ===========
 Denominator for basic and
  diluted earnings (loss)
  per common share--weighted-
  average shares .............    61,703,436     75,047,353     76,671,294
                                 ===========    ===========    ===========
 Basic and diluted income
  (loss) per common share
  before extraordinary
  item and cumulative
  effect of accounting
  change .....................   $     (1.40)   $      0.52    $     (0.76)
                                 ===========    ===========    ===========
 Extraordinary loss ..........   $        42    $        10    $         7
                                 ===========    ===========    ===========
 Extraordinary loss per
  common share ...............   $     (0.67)   $     (0.14)   $     (0.09)
                                 ===========    ===========    ===========
 Cumulative effect of
  accounting change ..........            --    $         7             --
                                 ===========    ===========    ===========
 Cumulative effect of
  accounting change per
  common share ...............            --    $     (0.09)            --
                                 ===========    ===========    ===========


   For the period from April 18, 1997 to June 30, 1997, since the effect of inclusion of potentially dilutive securities in the denominator of diluted loss per share was antitdilutive, 547,262 warrants were exlcuded from the computation.

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
                                     ====     ====    ====

   The Company amortizes unrecognized gains and losses at the end of the fiscal year over the expected remaining service of active employees. The curtailment gain results from a reduction in personnel in fiscal 1996. The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet:

                                         June 30,
                                      --------------
                                      1997     1996
                                      ----     ----
   Accumulated postretirement
   benefit obligation:
      Current retirees                $ 80     $ 85
      Fully eligible active
      plan participants                 11       16
      Other active plan participants    13       18
                                      ----     ----
                                       104      119
      Unrecognized prior service cost   10
      Unrecognized gain                 38       30
                                      ----     ----
      Accrued postretirement
      benefit cost                    $152     $149
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


NOTE G -- PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:


                                     Year Ended June 30,
                                   -----------------------
                                    1997     1996     1995
                                    ----     ----     ----
                                    (re-     (re-
                                   stated)  stated)
    Income (loss) before
    minority interest and taxes:
      Domestic                     $(58)     $106     $  2
      Foreign                         1        12        6
                                    ----     ----     ----
                                   $(57)     $118     $  8
                                    ====     ====     ====
    Income tax provision (benefit)
      Current:
        Federal                    $ --      $  5     $ --
        Foreign and state            --         6        1
                                    ----     ----     ----
      Total Current                  --        11        1
                                    ----     ----     ----
      Deferred:
        Federal                      --        --       --
        Foreign and state            --        --        1
                                    ----     ----     ----
      Total Deferred                 --        --        1
                                    ----     ----     ----
                                   $ --      $ 11     $  2
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

             DEL MONTE FOODS COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (Dollars in Millions Except Per Share Amounts)


   Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:


                                       Year Ended June 30,
                                       ------------------
                                        1997       1996
                                        ----       ----
                                     (restated) (restated)

        Deferred tax assets:
           Post employment benefits    $  53      $  53
           Pension expense                16         24
           Workers' compensation           8          7
           Leases and patents              4          5
           State income taxes             14         --
           Other                          24         20
           Net operating loss and
           tax credit carry forward       33         16
                                        ----       ----
              Gross deferred tax assets  152        125
              Valuation allowance       (122)       (92)
                                        ----       ----
              Net deferred tax assets     30         33
        Deferred tax liabilities:
           Depreciation                   30         30
           Other                          --          3
                                        ----       ----
              Gross deferred liabilities  30         33

              Net deferred tax asset   $  --      $  --
                                        ====       ====

   The net change in the valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $30 and a decrease of $33, respectively. The Company believes that, based on a history of tax losses and the related absence of recoverable prior taxes through net operating loss carryback, it is more likely than not that the net operating losses and the deferred tax assets will not be realized. Therefore, a full valuation in the amount of $122 has been recorded.


   The differences between the provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:


                                         Year Ended June 30,
                                       -----------------------
                                       1997     1996     1995
                                       ----     ----     ----
                                       (re-     (re-
                                      stated)  stated)

Income taxes (benefit) computed
    at the statutory
    U.S. federal income tax rates      $(19)    $ 42     $  2
Taxes on foreign income at
    rates different than
    U.S. federal income tax rates                 (1)
State taxes, net of federal benefit                3
Net operating losses for
    which no benefit has been
    recognized                           19
Realization of prior years'
    net operating losses
    and tax credits                              (33)
                                       ----     ----     ----
Provision for income taxes            $  --     $ 11     $  2
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

   The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                          Year Ended June 30,
                                         ----------------------
                                         1997     1996     1995
      Net Sales
          United States                $1,203   $1,147   $1,331
          Philippines                              142      180
          Latin America                    17       55       65
          Transfer between
          geographic areas                 (3)     (39)     (49)
                                       ------   ------   ------
            Total Net Sales            $1,217   $1,305   $1,527
                                       ======   ======   ======


      Operating Income (Loss):
          United States                $   71   $   65   $   64
          Philippines                               12       11
          Latin America                              5        5
                                       ------   ------   ------
            Total Operating Income     $   71   $   82   $   80
                                       ======   ======   ======


      Assets:
          United States                 $ 667   $   70   $  754
          Philippines                                       164
          Latin America                             35       42
                                       ------   ------   ------
                                        $ 667    $ 736   $  960
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


NOTE L -- RELATED PARTY TRANSACTIONS


   In connection with the Recapitalization, the Company entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $500,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters including advice and assistance in reviewing the Company's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtainable in an arm's-length transaction with an unaffiliated third party.

   In connection with the Recapitalization, the Company also entered into an agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG pursuant to which TPG received a cash financial advisory fee of approximately $8.4 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization. TPG also is entitled to receive fees up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtainable in an arm's-length transaction with an unaffiliated third party.


NOTE M -- SUBSEQUENT EVENT

   In connection with the Company's proposed public offering of shares of its Common Stock, on July 22, 1998, the Company declared a 191.542-for-one stock split of the Company's outstanding shares of Common Stock (the "Stock Split").
Accordingly, all share and per share amounts have been retroactively adjusted to give effect to the Stock Split.


NOTE N -- RESTATEMENT OF FINANCIAL INFORMATION


   The Company has restated its financial statements for the years ended June 30, 1996 and 1997. This action was taken following consultation with the staff of the Securities and Exchange Commission regarding the deferral of $16 of gain resulting from the sale of the Company's 50.1% interest in Del Monte Philippines in March 1996 (see Note B). The Company had allocated $16 of the $100 proceeds from the sale to the supply agreement the Company executed in conjunction with the sale. The deferred gain of $16 was being recognized by the Company over the eight-year term of the supply agreement. After discussions with the staff of the Securities and Exchange Commission, the Company has recognized the $16 gain at the time of the sale.

   The fiscal 1996 financial statements have been restated to include the $16 gain and the fiscal 1997 financial statements have been restated to reverse the recognition of $2 of the deferred gain. The impact of these adjustments on the Company's financial results as originally reported is summarized as follows:


                                 1997                  1996
                         -------------------   -------------------
                            As         As         As         As
                         Reported   Restated   Reported   Restated
                         --------   --------   --------   --------
Net income (loss)
 before extraordinary
 item .................  $   (14)   $   (16)   $   105    $   121
Net income (loss) .....      (56)       (58)        88        104
Net income (loss)
 attributable to
 common shares ........     (126)      (128)         6         22
Net income (loss)
 per common share .....    (2.04)     (2.07)      0.08       0.29

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


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following tables sets forth certain information concerning the directors and executive officers of the Company as of the date of this report:

Name                      Age      Positions


Richard W. Boyce........   43   Chairman of the Board; Director
Richard G. Wolford......   52   Chief Executive Officer, Director
Wesley J. Smith.........   50   Chief Operating Officer, Director
Timothy G. Bruer........   38   Director
Patrick Foley...........   65   Director
Brian E. Haycox.........   55   Director
Denise M. O'Leary.......   40   Director
William S. Price, III...   41   Director
Jeffrey A. Shaw.........   33   Director
David L. Meyers.........   51   Executive Vice President, Admini-
                                stration and Chief Financial Officer
Glynn M. Phillips.......   60   Executive Vice President, Sales
Thomas E. Gibbons.......   49   Senior Vice President and Treasurer
William J. Spain........   55   Senior Vice President, Technology
Richard L. French.......   40   Vice President and Chief Accounting
                                Officer
William R. Sawyers......   35   Vice President, General Counsel
                                and Secretary

           Richard W. Boyce, Chairman of the Board; Director. Mr. Boyce became Chairman of the Board and a director of both DMC and DMFC in August 1997. Mr. Boyce became President of CAF, Inc., an affiliate of TPG in 1997. He was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President of Operations for Pepsi-Cola North America. From 1980 to 1992, Mr. Boyce was employed by Bain & Co.


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

(6) Mr. Haycox's employment as Co-Chairman/Co-CEO terminated as of April 18, 1997.

(7) Mr. Mullan's employment as Co-Chairman/Co-CEO terminated as of April 18,1997.

(8) Mr. Little's employment as Executive Vice President, Worldwide Operations terminated as of April 30, 1997.


         Aggregated Option Exercises in Last Fiscal Year
                     and FY-End Option Values

                                       Number of Securities
                                      Underlying Unexercised
                                      Options At Fiscal Year End(1)
                                               (#)
Name                                  Exercisable/Unexercisable
----                                  -------------------------
Richard G. Wolford...................          --
Brian E. Haycox......................          --
Paul H. Mullan.......................          --
David L. Meyers......................         0/23,368
Glynn M. Phillips....................          --
Thomas E. Gibbons....................         0/23,368
William J. Spain.....................         0/23,368
David M. Little......................         0/23,368


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

           The following tables sets forth the information regarding the beneficial ownership of DMFC's Common Stock as of August 31, 1997 for each person that is know to DMFC to be the beneficial owner of 5% or more of Common Stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table:


                                               Common Stock
                                               Number and
                                              Percentage of
                                             Shares of Common
              Owner                              Stock (1)
              -----                              ---------
         TPG (2)                             21,199,280.53 (3)
          600 California Street                   (77.5%)
          San Francisco, California 94108



         399 Venture Partners Inc.            2,490,046.00
          399 Park Avenue, 14th                    (9.1%)
          Floor/Zone 4
          New York, New York 10043

         All directors and officers as a     21,199,280.53
         group (4)                                (77.5%)




(1)  As of August 31, 1997, there were 26,815,880 shares of
     Common Stock outstanding and warrants to purchase 547,262.31 shares of Common Stock that were exercisable within 60 days.


(2) Shares of Common Stock are held by the following TPG affiliates: TPG Partners L.P.; and TPG Parallel I L.P.


(3)  Includes warrants to purchase 273,631.16 shares of Common
     Stock that are exercisable within 60 days.


(4) Attributes TPG's ownership to Messrs. Price and Shaw who are partners of TPG. Each of Messrs. Price and Shaw disclaim beneficial ownership of the TPG owned shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


           In connection with the Recapitalization, the Company entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $500,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in reviewing the Company's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financings. The Management Advisory Agreement does not specify the minimum number of TPG personnel who must provide such services or the individuals who must provide them, nor does it require that a minimum amount of time be spent by such personnel on Company matters. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Compan and are comparable to those obtained in an arm's length transaction with an unaffiliated third party.

           In connection with the Recapitalization, the Company also entered into an agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG pursuant to which TPG received a cash financial advisory fee of approximately $8.4 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization, which included assistance in connection with the evaluation of the fairness of the Recapitalization and the valuation of the Company in connection therewith. TPG also is entitled to receive fees up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtained in an arm's length transaction with an unaffiliated third party.


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


           As set forth in the Merger Agreement, an affiliate of 399 Venture Partners and certain current and former employees of an affiliate of 399 Venture Partners, received approximately $7.9 million, and $215,000, respectively, in return for shares of DMFC preferred stock which were surrendered and were cancelled by virtue of the Merger. Since the beginning of fiscal 1996, in connection with the PIK Note exchange offer and the refinancing activity relating to the senior debt, the Company has also paid fees and made other payments to affiliates of 399 Venture Partners totaling approximately $442,000 consisting of fees for banking services. In addition, in connection with the Recapitalization, the Company paid to 399 Venture Partners a transaction advisory fee of approximately $900,000. The Company believes that the terms of these transactions are comparable to those obtainable in an arm's length transaction with an unaffiliated third party.


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


           Certain conflicts of interest could arise as a result of the relationship between the Company and TPG. Messrs. Price and Shaw, each a partner of TPG, and Mr. Boyce, an officer of a company that provides management services to TPG, are also directors of the Company. None of the Company's management is affiliated with TPG. TPG has the power to control the management and policies of the Company and matters requiring stockholder approval. TPG may be subject to a conflict of interest in allocating acquisition or other business opportunities between the Company and other entities in which TPG has substantial investments. Although currently TPG has no investment in any entity that competes directly with the Company, it may in the future make such an investment.

           The Company will address any conflicts of interest and future transactions it may have with its affiliates, including
TPG, or other interested parties in accordance with applicable law.

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


                                   ERNST & YOUNG LLP



San Francisco, California
August 29, 1996,
except for Note N, as to which the date is June 29, 1998,
and Note M, as to which the date is
July 22, 1998

                            SIGNATURES

           PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY
CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY

                                  Date:  August 6, 1998
By: /s/ Richard G. Wolford
   --------------------------
      Richard G. Wolford
    Chief Executive Officer

           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND
EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE
FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE
CAPACITIES AND ON THE DATES INDICATED.




Signature                  Title                      Date
---------                  -----                      ----




/s/ Richard G. Wolford     Chief Executive Officer;   August 6, 1998
-------------------------  Director
Richard G. Wolford

/s/ David L. Meyers        Executive Vice President,  August 6, 1998
-------------------------  Administration and
David L. Meyers            Chief Financial Officer

/s/ Richard L. French      Senior Vice President and  August 6, 1998
-------------------------  Chief Accounting Officer
Richard L. French

/s/ Richard W. Boyce       Chairman of the Board and  August 6, 1998
-------------------------  Director
Richard W. Boyce

/s/ Timothy G. Bruer       Director                   August 6, 1998
-------------------------
Timothy G. Bruer

/s/ Al Carey               Director                   August 6, 1998
-------------------------
Al Carey

/s/ Patrick Foley          Director                   August 6, 1998
-------------------------
Patrick Foley

/s/ Brian E. Haycox        Director                   August 6, 1998
-------------------------
Brian E. Haycox

/s/ Denise M. O'Leary      Director                   August 6, 1998
-------------------------
Denise M. O'Leary

/s/ William S. Price, III  Director                   August 6, 1998
-------------------------
William S. Price, III

/s/ Jeffrey A. Shaw        Director                   August 6, 1998
-------------------------
Jeffrey A. Shaw

/s/ Wesley J. Smith        Director                   August 6, 1998
-------------------------
Wesley J. Smith

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