Form 10-K
period 1998-06-30
DEL MONTE FOODS CO
filed 1998-09-22
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended  June 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 33-36374-01

                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-3542950
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No
                          -----      -----

           As of August 31, 1998, 35,495,054 shares of Common Stock, par value $.01 per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                           FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report under the captions "Business", "Selected Financial Data", Management's Discussion and Analysis of Financial Condition and Results of Operations", Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other important factors include among others; general economic and business conditions; weather conditions; crop yields; industry trends; competition; raw material costs and availability; the loss of significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; Year 2000 compliance; availability of qualified personnel; changes in, or failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors referenced in this Annual Report. These forward-looking statements speak only as of the date of the Annual Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        As used throughout this Annual Report, unless the context otherwise requires "DMC" means Del Monte Corporation, a New York corporation, "DMFC" means Del Monte Foods Company, a Delaware corporation and the parent of DMC, and the "Company" or "Del Monte" means DMC and DMFC, together with each of their direct and indirect subsidiaries. Unless otherwise indicated, references herein to U.S. market share data are to case volume sold through retail grocery stores (excluding warehouse clubs and supermarkets) with at least $2 million in sales and are based upon data provided to the Company by A.C. Nielsen & Co (ACNielsen), an independent market research firm. Market share data for canned vegetables and solid tomato products include only those categories in which the Company competes. Such data for canned fruit include those categories in which the Company competes other than the "specialty" category which is an insignificant portion of the Company's operations. See "Business--General." Market share data for canned solid tomato products is pro forma for both Del Monte and Contadina (as defined herein) sales. With respect to market share data used herein, the term fiscal 1998 refers to the 52-week period ended June 27, 1998.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        The Company was originally incorporated in 1916 and remained a publicly-traded company for over sixty years until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. ("RJR Nabisco"). In December 1989, RJR Nabisco sold the Company's fresh produce operations, Fresh Del Monte, to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased the Company and certain of its subsidiaries from RJR Nabisco for $1.5 billion ("RJR Nabisco Sale"). Following such sale, the Company divested several of its non-core businesses and all of its foreign operations. In April 1997, the Company was recapitalized with an equity infusion from TPG Partners, L.P. ("TPG"), its affiliates and other investors.

        The Company, a branded marketer of premium quality, nutritious food products, is the largest producer and distributor of canned vegetables and canned fruit in the United States, with net sales to its customers in excess of $1.3 billion in fiscal 1998. Management believes that the Company's principal brand, Del Monte, which has been in existence since 1892, has the highest unaided brand awareness of any canned food brand in the United States. Del Monte brand products are found in substantially all national grocery chains and independent grocery stores throughout the United States. As the brand leader in three major processed food categories (canned vegetables, fruit and solid tomato products), the Company has a full-line, multi-category presence that management believes provides it with a competitive advantage in selling to the retail grocery industry. The Contadina Acquisition (as defined herein) contributes another established brand and positions the Company as the branded market leader in the high margin canned solid tomato products category and establishes a strong presence for the Company in the branded paste-based tomato products category. See "-- Company Products."

        The Company's primary domestic channel of distribution is retail outlets, which accounted for approximately $1.0 billion (or 77%) of the Company's fiscal 1998 sales. In fiscal 1998, the Company had market shares of 19.7% of all canned vegetable products and 42.3% of all canned major fruit products in the United States. The Company's market share in vegetables is larger than the market share of the Company's two largest branded competitors combined and its market share of canned fruit is larger than the fruit market share of all other branded competitors combined. In addition, the Company enjoys strong market shares in various solid tomato product categories.

        The Company sells its products to national grocery chains and wholesalers through a nationwide sales network consisting primarily of independent food brokers. The Company's direct sales force also sells Del Monte products to warehouse club stores, selected mass merchandisers, such as Wal-Mart and Kmart, and larger mass merchandising outlets that include full grocery sections, such as Wal-Mart Supercenters and Kmart's SuperKs. In addition, the Company sells its products to the foodservice industry, food processors and the military through different independent food brokers. The Company also exports a small percentage of its products to certain foreign countries directly and through independent exporters based in the United States. See "-- Sales, Marketing and Distribution."

        The Company operates 15 production facilities in California, the Midwest, Washington and Texas, as well as six strategically located distribution centers. The Company has over 2,500 contracts to purchase vegetables and fruit from individual growers and cooperatives located in various geographic regions of the United States, principally California, the Midwest, the Northwest and Texas. This diversity of sourcing helps insulate the Company from localized disruptions during the growing season, such as weather conditions, that can affect the price and supply of vegetables, fruit and tomatoes. See "-- Supply and Production."

        The Company owns a number of registered and unregistered trademarks that it uses in conjunction with its business, including the trademarks Del Monte, Contadina, Fruit Cup, Fruit Naturals, Orchard Select, and Del Monte Lite. In connection with and subsequent to the RJR Nabisco Sale, the Company granted various perpetual, exclusive royalty-free licenses for the use of the Del Monte name and trademark, as well as the use of certain copyrights, patents and trade secrets, generally outside of the United States. The licensees of the Del Monte name and trademark include Fresh Del Monte and its affiliates (which succeeded to Polly Peck as the owner of the Company's former fresh produce operations), Del Monte International, Kikkoman Corporation, affiliates of RJR Nabisco, and Yorkshire Food Group. None of the licensees is an affiliate of the Company, other than a subsidiary of Yorkshire Food Group with respect to which the Company owns 20% of the common stock. See "-- Recent Developments" and "-- Intellectual Property."

        In April 1997, the Company completed a recapitalization (the "Recapitalization") as a result of which Texas Pacific Group, a private investment group, obtained a controlling interest in the Company. Under a new senior management team introduced in connection with the Recapitalization, the Company began implementing a new business strategy designed to increase sales and improve operating margins by: (i) increasing market share and distribution of high margin value-added products; (ii) introducing product and packaging innovations; (iii) increasing penetration of high growth distribution channels, such as supercenters and warehouse clubs; (iv) achieving cost savings through investments in new and upgraded production equipment and plant consolidations; and (v) completing strategic acquisitions.

        DMC was incorporated under the laws of the State of New York in 1978. DMFC, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989 and was reincorporated under the laws of the State of Delaware in 1998. Each of DMC and DMFC maintains its principal executive office at One Market, San Francisco, California 94105, and their telephone number is
(415) 247-3000. DMC is a wholly owned subsidiary of DMFC.

RECENT DEVELOPMENTS

        Contadina Acquisition. On December 19, 1997, the Company acquired the Contadina canned tomato business ("Contadina"), including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. ("Nestle") and Contadina Services, Inc. for a total purchase price of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2 million, and therefore a reduction in the purchase price to a total of $195 million. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5 million, consisting primarily of liabilities in respect of reusable packaging materials, employee benefits and product claims. In conjunction with the Contadina

Acquisition, approximately $7 million of acquisition-related expenses were incurred. The Contadina Acquisition was accounted for using the purchase method of accounting.

        Plant Consolidation. In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations in order to enhance the efficiency of its fruit and tomato processing operations and to better meet the competitive challenges of the market. This plan will be implemented in a specific sequence over the next three years. Management believes that because of these sequenced activities, it is not likely that there will be any significant changes to this plan.

        Tomato production currently taking place at the Modesto plant is expected to be transferred to the Company's newly acquired state-of-the-art facility in Hanford in 1999. The Modesto location would then be converted to a fruit processing plant allowing production currently processed at the San Jose plant to be transferred to Modesto. At the end of the production season in 2000, the Company is expected to close its Stockton fruit plant and transfer production from that plant to Modesto. Considerations of plant age and location were primary factors in the decision to close the 80-year-old San Jose plant and the 70-year-old Stockton plant and transfer production closer to growing areas. The Company plans an aggregate of approximately $136 million of capital spending through 2001 to increase production efficiency and reduce costs. In connection with this plant consolidation plan, the Company recorded charges of $7 million during the third quarter of fiscal 1998. These costs relate to severance and benefit costs for 433 employees to be terminated. The Company anticipates that it will incur material additional charges as a result of these plant closures, including the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof (a $3 million accelerated depreciation charge was taken in the fourth quarter of fiscal 1998), the costs to remove and dispose of those assets and ongoing fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties.

        In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- General."

        Public Offering. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making a public offering of shares of its Common Stock (the "Offering"). The Offering, which was expected to close in July 1998, was postponed due to conditions in the equity securities market.

        Reincorporation. On May 1, 1998, in contemplation of the Offering, Del Monte Foods Company merged with and into a newly created, wholly-owned subsidiary incorporated under the laws of the State of Delaware to change Del Monte Foods Company's state of incorporation from Maryland to Delaware. The Certificate of Incorporation authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock and an aggregate of 2,000,000 shares of preferred stock.

        Stock Split. On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock (the "Stock Split"). Accordingly, all share and per share amounts for all periods presented herein have been retroactively adjusted to give effect to the Stock Split.

        South America Acquisition. On July 10, 1998, the Company entered into an agreement with Nabisco, Inc. ("Nabisco") to reacquire rights to the Del Monte brand in South America and to purchase Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela (the "South America Acquisition"). RJR Nabisco had retained ownership of the Del Monte brand in South American and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990. The transaction closed on August 28, 1998.

THE INDUSTRY

        The Company believes that the domestic canned food industry is characterized by relatively stable growth based on modest price and population increases. Within the industry, however, the Company believes that certain categories have been experiencing substantial growth. Over the last ten years, the industry has experienced consolidation as competitors have disposed of non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. The Company also believes that sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category management. Food companies with category leadership positions and strong retail relationships appear to have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

        Pricing and innovation in the canned food segments in which the Company competes are typically led by branded food manufacturers. A majority of market share in these categories is, however, attributable to private label manufacturers based on statistical information compiled by ACNielsen. The Company believes that the private label segment has historically been highly fragmented among regional producers seeking to compete principally based on price, although the aggregate market share of the manufacturers has remained relatively stable over the past several years in each of the Company's principal product categories. For the 52 weeks ended June 27, 1998, private label products manufacturers as a group represented 44.1%, 39.5% and 30.9% of canned vegetable, major fruit and cut solid tomato product sales, respectively. Recently, some consolidation has occurred among private label manufacturers in the canned vegetable category. The Company believes that this consolidation may result in increasing rationalization of production capacity in the industry, which may in turn result in higher price positioning by private label manufacturers of canned vegetable products.

        The Company increased vegetable and fruit prices in fiscal 1996 to cover higher raw product costs and improve margins. Higher prices put the Company at a significant price disadvantage in the marketplace as competition did not raise prices until late in the fiscal year. As a result, the Company experienced an anticipated volume loss and market share decline. In the case of its fruit operations, however, the Company's significantly improved margins generally offset the effects of the lower volume, and the Company's market share recovered by year-end 1997 to achieve a higher level than that experienced prior to the price increase. In the case of its vegetable operations, the Company's market share has stabilized at a level lower than its share prior to the price increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY PRODUCTS

        The Company has a full-line, multi-category presence with products in four major processed food categories: canned vegetables, fruit, tomato and pineapple products.

        Vegetables

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that the canned vegetable industry in the United States generated more than $3 billion in sales in calendar 1997. The Company believes that the domestic canned vegetable industry is a mature segment characterized by high household penetration.

        The Company views the canned retail vegetable market as consisting of three distinct segments: major, flanker, and specialty products. The Company competes in each of these segments. The major segment consists of corn, green beans and peas and represents the largest volume segment, accounting for $775 million or approximately 66% of fiscal 1998 canned vegetable supermarket case sales. The flanker segment includes mixed vegetables, spinach, beets, carrots, potatoes and sauerkraut, accounted for $236 million or approximately 17% of fiscal 1998 canned vegetable supermarket case sales. The specialty segment is comprised of asparagus, zucchini, baby beets and a variety of corn and bean offerings, represents $289 million or approximately 12% of fiscal 1998 canned vegetable supermarket case sales. Many of the Company's specialty vegetable products are enhanced with flavors and seasonings, such as the Company's zucchini in tomato sauce and its Fiesta corn, which is made with green peppers and seasonings. The Company's specialty vegetables are priced at a premium to its other vegetable products and carry higher margins. All of the Company's vegetable products are offered to the retail market principally in 14-15 oz. sizes and to the foodservice market primarily in a larger commercial size can. The Company produces six or eight can multi-packs primarily for its club store customers. A cross-segment, buffet products, includes all of the above varieties in smaller can sizes. The Company also offers a no-salt product line across most of its core varieties. Within these segments, the Del Monte brand accounted for $349 million in retail sales in fiscal 1998. During the 52 weeks ended June 27, 1998, Del Monte brand vegetable products enjoyed an average premium of 20(cent) (43%) per item over private label products and the Company held a 19.7% share of the canned vegetable market for that period.

        The canned vegetable market is concentrated among a small universe of branded manufacturers and a large, fragmented pool of private label competitors. In the major vegetable market, the Company is the branded market share leader and for the 52 weeks ended June 27, 1998, held a 23.5% market share in green beans, a 18.9% market share in corn and a 16.4% market share in peas. The Company also is the branded market share leader in the flanker segment and is the overall market share leader in the buffet segment. Private label products taken as a whole command the largest share of the canned vegetable market, but their market share has remained relatively stable over the past decade. The Company's primary branded competitors in the market include Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby's in addition to private label producers.

        The Company has relationships with approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington, and Texas.

        Fruit

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that the canned fruit industry in the United States generated more than $2 billion in sales in calendar 1997. The Company believes the domestic canned fruit industry is a mature segment characterized by high household penetration.

        The Company is the largest processor of branded canned fruit in the United States. The Company competes in three distinct segments of the canned fruit industry: major, specialty, and pineapple products. These three distinct segments account for over 59% of the canned fruit industry's total sales. The major segment consists of cling peaches, pears and fruit cocktail/mixed fruit and Fruit Cup products. The specialty segment includes apricots, freestone and spiced peaches, mandarin oranges and cherries. The Company believes that the major fruit and specialty fruit segments of the canned fruit market together accounted for more than $1 billion of total canned fruit industry sales in calendar 1997. The pineapple segment is discussed separately below.

        Major fruit accounted for sales by retailers of $639 million in fiscal 1998. Sales by retailers of Del Monte brand major fruit products totaled $316 million in fiscal 1998. For the 52 weeks ended June 27, 1998, the Company was the branded share leader in every major sub-segment of the major fruit category. The Company's major fruit and fruit cup products are distributed in substantially all grocery outlets.

        The Company is the branded leader in the specialty category as a whole and the market leader in apricots and freestone and spiced peaches. Specialty fruits are higher margin, lower volume "niche" items, which benefit from the Company's brand recognition. Del Monte apricots and freestone peaches are distributed in over 73% and 64% of grocery outlets, respectively. Mandarin oranges and cherries are distributed in 37% and 8% of grocery outlets, respectively.

        The Company believes that it has substantial opportunities to leverage the Del Monte brand name to increase sales of its existing high margin products, such as its Fruit Cup line. The Company has also been developing new high margin products designed to leverage the Company's presence in existing categories, to capitalize on its existing manufacturing capabilities and to expand the Company's presence in the market beyond the canned food aisle. For example, following initial success in test markets, the Company is planning national distribution of its Orchard Select, a premium fruit product packaged in glass. An important focus of the Company's new product development efforts is the production of high quality, convenient and nutritious products, particularly snack-type products.

        The Company competes in the canned fruit business on the basis of product quality and category support to both the trade and consumers. On the industry's highest volume can size (15-16 oz.), the Del Monte brand commanded an average 9(cent) (9%) per item premium. The Company faces competition in the canned fruit segment primarily from Tri-Valley Growers and Pacific Coast Producers ("PCP"), both of which are grower co-operatives that produce private label products. Tri-Valley Growers also packs the Libby's and S&W brands.

        The Company has relationships with approximately 600 fruit growers located in California, Oregon and Washington.

   Tomato Products

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that processed tomato products generated calendar 1997 industry-wide sales of more than $5 billion. While total sales of tomato products have grown steadily in recent years, the Company believes that the diced segment of the retail canned solid tomato segment (which also includes chunky tomatoes and tomato wedges) has been growing at a substantially greater rate than the category as a whole, as consumer preferences have trended toward more convenient cut and seasoned tomato products.

        The processed tomato category can be separated into more than ten distinct product segments which differ widely in terms of profitability, price sensitivity and growth potential. Consumers use tomato products for a variety of purposes ranging from ingredients to condiments, beverages and main dishes.

        The Company's tomato product offerings consist of two major segments: solid tomato products, which are differentiated primarily by cut style, with varieties including stewed, crushed, diced, chunky and wedges, and paste-based tomato products, such as ketchup, tomato sauce and tomato paste and value-added products, including spaghetti, pasta and sloppy joe sauces.

        The Company is the leading producer of canned solid tomato products, which are generally higher margin tomato products and are the fastest growing segment of the Company's tomato products. As a result of the Contadina Acquisition, the Company extended its presence in this segment through the addition of Contadina's share of the market for crushed tomato products. The canned solid tomato segment has evolved to include additional value-added items, such as flavored diced tomato products. The Company believes that there is substantial opportunity to increase sales of solid tomato products, including particularly cut tomato products, through similar line extensions that capitalize on the Company's manufacturing and marketing expertise.

        With the Contadina Acquisition, the Company has strengthened its position in the branded paste-based tomato products categories in which it competes. The Company markets its spaghetti, pasta and sloppy joe sauces, as well as its ketchup products, under the Del Monte brand name using a "niche" marketing strategy targeted toward value-conscious consumers seeking a branded, high quality product. The Company's tomato paste products are marketed under the Contadina brand name, which is an established national brand for Italian-style food products. Contadina also targets the branded food service tomato market, including small restaurants that use Contadina brand products, such as finished spaghetti and pasta sauces. The Company plans to use this presence as a platform to expand its branded foodservice business, including sales of Del Monte brand products to new and existing Contadina foodservice customers.

        The Company faces competition in the tomato product market from brand name competitors including S&W and Hunt's in the solid tomato category; Heinz and Hunt's in the ketchup category; and Hunt's, Campbell Soup's Prego and Unilever's Ragu in the spaghetti sauce category. Hunt's is the Company's chief competitor in the tomato paste segment. In addition, the Company faces competition from private label products in all major categories. While the Company has a small share of the overall tomato product market (with market shares for the 52 weeks ended June 27, 1998 of 4.5% in spaghetti sauce and 15.2% in tomato sauce), it is the largest branded competitor in the solid tomato segment with a market share of 16.5% for the 52 weeks ended June 27, 1998. Hunt's, the next largest branded processor, possessed a 11.3% share of the solid tomato segment for this period. In other key categories, for the 52 weeks ended June 27, 1998, Heinz was the market leader in ketchup with a 45.8% market share, and Hunt's was the leader in tomato sauce with a 35.7% market share.

        The Company has relationships with approximately 40 tomato growers located primarily in California, where approximately 95% of domestic tomatoes are produced.

        Canned Pineapple

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that the canned pineapple products industry in the United States generated more than $300 million in sales in fiscal 1998. The Company believes that the domestic pineapple industry is a mature segment of the canned fruit industry that has generated stable sales.

        Individual pineapple items are differentiated by cut style, with varieties including sliced, chunk, tidbits and crushed. Currently approximately 83% of pineapple product sold is packed in juice, with the remaining 17% packed in heavy syrup. Size offerings include the 20 oz., which accounts for 76% of category sales. Other sizes offered include the 8 oz. and 15 oz. varieties.

        The Company's retail pineapple line consists of sliced, chunk, crushed and juice products in a variety of container sizes. In addition to sales by retailers, which totaled $33 million in fiscal 1998, the Company sells a significant amount of juice concentrate and crushed pineapple through the food ingredients channel and also sells pineapple solids and juice products to foodservice customers.

        The Company is the second leading brand of canned pineapple with a 13.7% market share for the 52 weeks ended June 27, 1998. Dole is the industry leader with a market share of 46.0%. Private label and foreign pack brands comprise the low-price segment of this category and hold market shares of 28.1% and 11.2%, respectively. The five major foreign pack brands, Geisha, Libby's, Liberty Gold, Empress, and 3-Diamond, have regional distribution and are supplied by Thai and Indonesian packers.

        The Company sources virtually 100% of its pineapple requirements from its former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides for a guaranteed supply of quality pineapple and a steady profit stream due to pricing based on fixed retail and foodservice margins.

SUPPLY AND PRODUCTION

        The Company owns virtually no agricultural land. Each year, the Company buys over one million tons of fresh vegetables and fruits pursuant to over 2,500 contracts with individual growers and cooperatives located primarily in the United States, many of which are long-term relationships. No supplier accounts for more than 5% of the Company's raw product requirements, and the Company does not consider its relationship with any particular supplier to be material to its operations. The Company is exploring ways in which to extend its growing season. For example, it has been planting green bean crops in Texas, which has a longer growing season than the Company's other bean growing locations in the Midwest region. Like other processed vegetable, fruit and tomato product manufacturers, the Company is subject to market-wide raw product price fluctuations resulting from seasonal or other factors, although its long-term relationships with growers help to ensure a consistent supply of raw product.

        The Company's vegetable growers are located in Wisconsin, Illinois, Minnesota, Washington, Texas and Arizona. The Company provides the growers with planting schedules, seeds, insecticide management and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. The vegetable contracts are generally for a one-year term and require delivery of a specified quantity. Prices are renegotiated each year. The Company believes that one of its competitive advantages in the canned vegetable category is due to the successful development of its proprietary seed varieties. For example, the Company believes that its "Del Monte Blue Lake Green Bean" variety is higher yielding than green bean varieties used by the Company's competitors. In addition, the Company's green bean production is primarily on irrigated fields, which facilitates production of high quality, uniformly-sized beans.

        The Company's fruit and tomato growers are located primarily in California; pear growers are also located in Oregon and Washington. The Company's fruit supply contracts range from one to ten years. See Note K to the Company's consolidated financial statements for the year ended June 30, 1998. Prices are generally negotiated with grower associations and are reset each year. Contracts to purchase yellow cling peaches generally require the Company to purchase all of the fruit produced by a particular orchard or block of trees. Contracts for other fruits require delivery of specified quantities each year. The Company actively participates in agricultural management and quality control and provides insecticide management and hauling capabilities. Where appropriate, the Company participates in the management of the growers' agricultural practices.

        Fifteen Company-owned plants, located throughout the United States, process the Company's products. The Company produces the majority of its products between June and October. Most of the Company's seasonal plants operate at close to full capacity during the packing season.

   The following table lists the Company's production facilities:

        LOCATION                     PRIMARY PRODUCT LINE             SQUARE FOOTAGE*
        --------                     --------------------             ---------------
Hanford, CA              Solid and Paste-Based Tomato Products             651,000
Kingsburg, CA            Peaches, Zucchini and Corn                        229,000
Modesto, CA              Solid and Paste-Based Tomato Products             220,000
San Jose, CA             Apricots, Mixed Fruit and Pears                   458,000
Stockton, CA             Peaches, Cherries, Mixed Fruit and Fruit          446,000
                            Concentrate
Woodland, CA             Bulk Paste and Bulk Diced Tomatoes                465,000
Mendota, IL              Peas, Corn, Lima Beans, Mixed Vegetables,         246,000
                            Carrots and Peas & Carrots
Plymouth, IN             Paste-Based Tomato Products and Pineapple         156,000
                            Juice
Sleepy Eye, MN           Peas and Corn                                     230,000
Crystal City, TX         Green Beans, Spinach, Carrots, Beets and          362,000
                            Potatoes
Toppenish, WA            Asparagus, Corn, Lima Beans and Peas              228,000
Yakima, WA               Cherries and Pears                                214,000
Arlington, WI            Peas, Corn and Sauerkraut                         209,000
Markesan, WI             Beans                                             299,000
Plover, WI               Beans, Carrots, Beets and Potatoes                298,000

----------

      * Includes owned manufacturing and on-site warehouse and storage capacity.

        In January 1998, the Company announced a four-year plan to consolidate its California production facilities in order to enhance the efficiency of its fruit and tomato processing operations and to better meet the competitive challenges of the market. Tomato production currently taking place at the Modesto plant is expected to be transferred to the Company's newly acquired state-of-the-art facility in Hanford in 1999. The Modesto location would then be converted to a fruit processing plant allowing production currently processed at the San Jose plant to be transferred to Modesto. At the end of the production season in 2000, the Company is also expected to close its Stockton fruit plant and transfer production from that plant to Modesto. Considerations of plant age and location were primary factors in the decision to close the 80-year-old San Jose plant and the 70-year-old Stockton plant and transfer production closer to growing areas. In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. See "Management Discussion and Analysis of Financial Condition and Results of Operations --General." The Company plans an aggregate of approximately $136 million of capital spending through 2001 to increase production efficiency and reduce costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "-- Liquidity and Capital Resources -- Investing Activities."

        Co-packers are used for pickles and certain other non-core products and to supplement supplies of certain canned vegetables, fruit and tomato products.

        Prior to December 1993, the Company produced almost all of the cans used to package its products in the United States at its nine can manufacturing facilities located throughout the United States. In December 1993, the Company sold substantially all the assets (and certain related liabilities) of the Company's can manufacturing business to Silgan Container Corporation ("Silgan"). The transaction included the sale or lease of the Company's nine can manufacturing facilities. In connection with this agreement, Silgan and the Company entered into a ten-year supply agreement, with optional successive five-year extensions under which the Company has agreed to purchase all of its requirements for metal food and beverage containers in the United States from Silgan. If Silgan is unable to supply all of such requirements for any reason, the Company is entitled to purchase the excess from another supplier. In addition, after September 1998, the Company is entitled to seek a competitive bid for up to 50% of its requirements. Price levels were originally set based on the Company's costs of self-manufactured containers. Price changes under the contract reflect changes in the manufacturer's costs. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement (or any extension). The Company's total annual can usage is approximately two billion.

SALES, MARKETING AND DISTRIBUTION

        Sales and Marketing. The Company's sales organization for retail products is divided into three groups: (i) a retail broker network (which consists of 100% independent broker representation at the market level, managed by Company sales managers); (ii) an in-house sales force with responsibility for warehouse stores, mass merchandisers and supercenters; and (iii) an in-house team responsible for trade promotion. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers and, during fiscal 1998, accounted for 67% of the Company's total net sales. The Company retains its brokers through a standardized retail grocery brokerage agreement, and brokers are typically paid at a percentage of collected sales, generally 2.5%, which percentage may be increased up to 3.0% based on the broker's accomplishment of specified sales objectives. Such agreements may be terminated on 30 days prior notice by either party. The Company's broker network represents the Company to a broad range of grocery retailers. The Company's warehouse club, mass merchandiser and supercenter group calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, PriceCostco, Kmart and Target. During fiscal 1998, this group accounted for 12% of the Company's total net sales. Foodservice, food ingredients, private label and military and other sales are accomplished through both direct sales and brokers and, during fiscal 1998, accounted for 21% of the Company's total net sales.

        The Company's marketing group directs product development, pricing strategy, consumer promotion, advertising, publicity and package design. Consumer advertising and promotion support are used, together with trade spending, to support awareness of new items and initial trial by consumers and to build recognition of the Del Monte and Contadina brand names.

        The Company has been enhancing its sales and marketing efforts with proprietary software applications, principally its Trade Wizard application and applications designed to assist customers in managing product categories. The Trade Wizard application assists the Company in implementing and managing the timing and scope of its trade and consumer promotions. Customers using the Company's category management software tools are able to more rapidly identify sales levels for various product categories so as to achieve an optimal product mix. A substantial majority of the Company's customers that have employed Del Monte's category management system have increased the relative amount of shelf space dedicated to the Company's products, particularly fruit products, as compared to competing products. The Company also has proprietary tools that allow it to manage its customers' inventory requirements for its products, thereby reducing customers' inventory levels while enhancing the Company's opportunities to sell its products.

        Distribution. The Company's distribution organization is responsible for the distribution of finished goods to over 2,400 customer destinations. Customers can order products to be delivered via truck, rail or on a customer pickup basis. Some of the Company's distribution centers provide, among other services, casing, labeling, special packaging, cold storing and fleet trucking services. Other services the Company provides to customers include One Purchase Order/One Shipment, in which the Company's most popular products are listed on a consolidated invoicing service; the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices; and the Store Order Load Option (SOLO), in which products are shipped directly to stores.

   The following table lists the Company's distribution centers:

     LOCATION           OWNED/LEASED     SQUARE FOOTAGE
     --------           ------------     --------------
Birmingham, AL             Leased           292,000
Clearfield, UT             Leased            80,000
Dallas, TX                 Leased           175,000
Rochelle, IL               Owned            425,000
Stockton, CA               Leased           512,000
Swedesboro, NJ             Owned            267,000

FOREIGN OPERATIONS

        At June 30, 1998, the Company conducted substantially all of its business domestically. See "--Recent Developments."

CUSTOMERS

        The Company's customer base is broad and diverse and no single customer accounted for more than 10% of fiscal 1998 sales. The Company's 15 largest customers during fiscal 1998 represented approximately 44.2% of the Company's sales. These companies have all been Del Monte customers for at least ten years and, in some cases, for 20 years or more. The Company has sought to establish and strengthen its alliances with key customers by offering sophisticated proprietary software applications to assist customers in managing inventories. The Company plans to expand its promotion of these applications with its customers.

COMPETITION

        The Company faces substantial competition throughout its product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines, as well as with private label manufacturers. In general, the Company competes on the basis of quality, breadth of product line and price. See "-- The Industry" and "-- Company Products."

INFORMATION SERVICES

        In November 1992, the Company entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments based on such factors as production levels and inflation. The agreement expires in November 2002 with optional successive one-year extensions. The Company periodically reviews its general information system needs, including Year 2000 compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

RESEARCH AND DEVELOPMENT

        The Company's research and development ("R&D") organization provides product, packaging and process development and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 1996, 1997 and 1998, R&D expenditures (net of revenue for services to third parties) were $6 million, $5 million and $5 million, respectively. The Company maintains an R&D facility in Walnut Creek, California where it conducts research in a number of areas related to its business.

EMPLOYEES

        At June 30, 1998, the Company had approximately 2,550 full-time employees. In addition, approximately 10,900 individuals are hired on a temporary basis during the pack season. The Company considers its relations with its employees to be good. In the past several years, the Company has not experienced any work stoppages or strikes.

        The Company has ten collective bargaining agreements with seven unions covering approximately 10,600 of its hourly and seasonal employees. One collective bargaining agreement expires in calendar 1999. The remaining agreements expire in calendar 2000, 2001 and 2002.

INTELLECTUAL PROPERTY

        The Company owns a number of registered and unregistered trademarks for use in connection with various food products, including the marks Del Monte, Contadina, Fruit Cup, Fruit Naturals, Orchard Select, and Del Monte Lite. These trademarks are important to the Company because brand name recognition is a key factor in the success of the Company's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the Company, as the registered owner, and its licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the marks in connection with similar goods. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks.

        DMC owns approximately 12 issued U.S. patents covering machines used in filling, cleaning, and sealing cans, food preservation methods, extracts and colors, and peeling and coring devices. The patents expire between 2002 and 2014 and cannot be renewed. Patents are generally not material to the Company's business.

        The Company claims copyright protection in its proprietary category management software and vendor-managed inventory software. The Company's customers receive reports generated by these software programs and provide data to the Company for use in connection with the programs. The software itself, however, is not currently licensed to the Company's customers. These copyrights are not registered.

        The Company has developed a number of proprietary vegetable seed varieties which it protects against disclosure by restricting access and/or by the use of non-disclosure agreements. There can be no assurance that the means taken by the Company to protect the secrecy of its seed varieties will be sufficient to protect their secrecy or that others will not independently develop similar technology. The Company has obtained U.S. plant variety protection certificates under the Plant Variety Protection Act on some of its proprietary seed varieties. Under such a certificate, the breeder has the right, among other rights, to exclude others from offering or selling the variety or reproducing it in the United States. The protection afforded by a plant variety protection certificate generally runs for 20 years from the date of its issuance.

        In connection with the RJR Nabisco Sale and the divestitures of the Company's non-core and foreign operations subsequent to that sale, the Company granted various perpetual, royalty-free licenses for use of the Del Monte name and mark along with certain other trademarks, patents, copyrights and trade secrets to the acquiring companies or their affiliates. Under such licenses, the Company is generally entitled to reimbursement from the licensees of certain of its expenses in maintaining the registrations relating to such intellectual property. In particular, with respect to all food and beverage products other than fresh fruits, vegetables and produce, affiliates of RJR Nabisco hold the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Far East (excluding the Philippines); Del Monte International holds the rights in Europe, Africa, the Middle East and the Indian Subcontinent. On July 10, 1998, the Company entered into an agreement with Nabisco to reacquire rights to the Del Monte brand in South America. See Note Q to the financial statements for the year ended June 30, 1998) and "-- Recent Developments." Fresh Del Monte Produce holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and certain chilled and frozen products related thereto throughout the world. With respect to dried fruit and snack products, Yorkshire Food Group holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with agreements to sell Del Monte Latin America, an affiliate of Hicks Muse acquired the right to use the Del Monte trademarks with respect to all food and beverage products other than fresh fruits, vegetable and produce in Mexico and Capital Universal Ltd. (an affiliate of Donald W. Dickerson, Inc.) acquired similar rights in Central America and the Caribbean. Dewey Limited (an affiliate of Del Monte International) owns the rights in the Philippines to the Del Monte brand name.

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

        The Company has also granted various security and tangible interests in its trademarks and related trade names, patents and trade secrets and other intellectual property to its creditors in connection with the Bank Financing (as defined herein), and to its licensees, to secure certain of the Company's obligation under the license agreements.

GOVERNMENTAL REGULATION

        As a manufacturer and marketer of food products, the Company's operations are subject to extensive regulation by various federal governmental agencies, including the Food and Drug Administration, the United States Department of Agriculture and the FTC, as well as state and local agencies with respect to production processes, product attributes, packaging and labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of the Company's products is subject to regulation by the FTC, and the Company's operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company seeks to comply at all times with all such laws and regulations and is not aware of any instances of material non-compliance. The Company maintains all permits and licenses relating to its operations. The Company believes its facilities and practices are sufficient to maintain compliance with applicable governmental laws and regulations. Nevertheless, there can be no assurance that the Company will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

PENSION CONTRIBUTIONS

        As described more fully in Note I to the audited consolidated financial statements of the Company for the year ended June 30, 1998, in fiscal 1997, the Company's defined benefit pension plans were determined to be underfunded. In connection with the Recapitalization, the Company entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company contributed $15 million within 30 days after the consummation of the Recapitalization to its defined benefit pension plans. The Company will also contribute a minimum of $15 million in calendar 1998 of which $10 million had been paid by June 30, 1998, $9 million in calendar 1999, $8 million in calendar 2000 and $8 million in calendar 2001, for a total of $55 million. The contributions required to be made in 1999, 2000 and 2001 have been secured by a $20 million letter of credit. The contributions required to be made in 1998 will be paid prior to any scheduled amortization under the Bank Financing in excess of $1 million, and the Company has agreed not to make voluntary prepayments of the loans under the Bank Financing prior to making the contributions required to be made in 1998 or prior to obtaining the letter of credit.

ENVIRONMENTAL COMPLIANCE

        As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company seeks to comply with all such environmental laws and regulations and is not aware of any instances of material non-compliance. The Company cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect its operations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations.

        In connection with the sale of one of its facilities, the Company is currently remediating conditions resulting from the release of petroleum from underground storage tanks ("USTs"). The Company is also conducting a groundwater investigation at one currently owned property for hydrocarbon contamination that it believes resulted from the operations of an unaffiliated prior owner of the property. At the present time, the Company is unable to predict the total cost for the remediation or the extent to which it may obtain contribution from the prior owner. Further, there can be no assurance that investigation and remediation of environmental conditions will not be required at other properties currently or formerly owned or operated by the Company. Nonetheless, the Company does not expect that these and other such remediation costs will have a material adverse effect on the Company's financial condition or results of operations.

        The Company has been notified by governmental authorities and private claimants that it is a potentially responsible party ("PRP") or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under CERCLA or under similar state laws. With the exception of one previously owned site, the Company has potential liability at each site because it allegedly sent certain wastes from its operations to these sites for disposal or recycling. These wastes consisted primarily of empty metal drums (which previously held raw materials), used oils and solvents, solder dross and paint waste.

        The Company is indemnified for any liability at two of these sites, including the previously owned site. With respect to a majority of the sites at which the Company has been identified as a PRP and is not indemnified by another party, the Company has settled its liability with the responsible regulatory agency. The Company believes that it has no liability for the remaining sites, except with respect to one site at which it is a member of the PRP group. The PRP group is conducting a Remedial Investigation and Feasibility Study to analyze the nature and extent of the contamination and to evaluate remedial alternatives for the site. Based upon the information currently available, the Company does not expect that its liability for this site will be material. There can be no assurance that the Company will not be identified as a PRP at additional sites in the future.

        The Company spent approximately $5 million on domestic environmental expenditures from fiscal 1996 through fiscal 1998, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $4 million in fiscal 1999 and 2000 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. The Company believes that its CERCLA and other environmental liabilities will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 2.  PROPERTIES

        As of June 30, 1998, the Company operated 15 production facilities and six distribution centers. See "Business -- Sales, Marketing and Distribution" and "-- Supply and Production." The Company's production facilities are owned properties, while its distribution centers are owned or leased. The Company has various warehousing and storage facilities, which are primarily leased facilities. The Company's leases are generally long-term. Virtually all of the Company's properties, whether owned or leased, are subject to liens or security interests.

        In fiscal 1998, management committed to a plan to consolidate processing operations. See "Business -- Recent Developments -- Plant Consolidation."

        The Company's principal administrative headquarters are located in leased office space in San Francisco, California. The Company owns its primary research and development facility in Walnut Creek, California.

        The Company periodically disposes of excess land and facilities through sales. Management considers its facilities to be suitable and adequate for its business and to have sufficient production capacity for the purposes for which they are currently intended.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which the Company carries insurance or is self-insured, as well as trademark, copyright and related litigation. The Company believes that no such legal proceedings will have a material adverse effect on the results of operations, cash flow, liquidity or financial condition of the Company. See "Business -- Environmental Compliance" for a description of certain environmental matters to which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 2, 1998, a Special Meeting of Stockholders of Del Monte Foods Company was held to consider the merger of the Company with and into a newly formed, wholly-owned subsidiary, also called Del Monte Foods Company, for the purpose of changing the Company's state of incorporation from Maryland to Delaware. At the meeting, 30,802,827 of Common Stock were represented in person or by proxy at the meeting. The merger was approved by an unanimous vote of all shares represented at the meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

        There is no established public market for any class of DMFC capital stock. See "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of DMFC.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth historical consolidated financial information of the Company. The statement of operations data for each of the fiscal years in the three-year period ended June 30, 1996 and the balance sheet data as of June 30, 1994, 1995 and 1996 have been derived from consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The statements of operations data for each of the two fiscal years in the two-year period ended June 30, 1998 and the balance sheet data as of June 30, 1997 and 1998 have been derived from consolidated financial statements of the Company audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                       FISCAL YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------
                                            1994              1995              1996              1997              1998
                                        ------------      ------------      ------------      ------------      ------------
                                                                             (RESTATED)        (RESTATED)
                                                                    (IN MILLIONS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales .........................     $      1,500      $      1,527      $      1,305      $      1,217      $      1,313
Cost of products sold .............            1,208             1,183               984               819               898
Selling, administrative and general
  expense(a) ......................              225               264               239               327               316
Special charges related to plant
   consolidation ..................               --                --                --                --                10
Acquisition expense ...............               --                --                --                --                 7
                                        ------------      ------------      ------------      ------------      ------------

Operating income (loss) ...........               67                80                82                71                82
Interest expense ..................               61                76                67                52                77
Loss (gain) on sale of divested
  assets(b) .......................              (13)               --              (123)                5                --
Other (income) expense(c) .........                8               (11)                3                30                (1)
                                        ------------      ------------      ------------      ------------      ------------

 Income (loss) before income taxes,
  minority interest, extraordinary
  item and cumulative effect of
  accounting change ...............               11                15               135               (16)                6
Provision for income taxes ........                3                 2                11                --                 1
 Minority interest in earnings of
  subsidiary ......................                5                 1                 3                --                --
                                        ------------      ------------      ------------      ------------      ------------
 Income (loss) before extraordinary
  item and cumulative effect of
  accounting change ...............                3                12               121               (16)                5
 Extraordinary loss(d) ............               --                 7                10                42                --
 Cumulative effect of accounting
  change(e) .......................               --                --                 7                --                --
                                        ------------      ------------      ------------      ------------      ------------
 Net income (loss) ................     $          3      $          5      $        104      $        (58)     $          5
                                        ============      ============      ============      ============      ============

 Net income (loss) attributable to
  common shares ...................     $        (58)     $        (66)     $         22      $       (128)     $         --

 Net income (loss) per common
  share(f) ........................     $      (0.75)     $      (0.85)     $       0.29      $      (2.07)     $       0.01
 Weighted average number of shares
  outstanding(g) ..................       77,915,263        76,671,294        75,047,353        61,703,436        31,619,642

                                                      FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------
                                           1994       1995       1996        1997        1998
                                           ----       ----       -----       -----       -----
                                                               (RESTATED)  (RESTATED)
                                                             (IN MILLIONS)
OTHER DATA:
Adjusted EBITDA:(h)
  EBIT ...............................     $ 72       $ 91       $ 202       $  36       $  83
  Depreciation and amortization(i)  ..       35         35          26          24          29
  EBITDA of Divested Operations ......      (39)       (35)        (22)         --          --
  Asset write-down/impairment(j) .....        1         --          --           7          --
  Loss (gain) on sale of Divested
    Operations(b) ....................      (13)        --        (123)          5          --
  Terminated transactions(k) .........        1        (22)         --          --          --
  Benefit costs(l) ...................        6          7          --          --           3
  Headcount reduction and
    relocation(m) ....................       --         --           9          --          --
  Recapitalization expenses(a)(c) ....       --         --          --          47          --
  Special charges related to plant
    consolidation ....................       --         --          --          --          10
  Expenses of Contadina Acquisition(n)       --         --          --          --           7
  Contadina inventory write-up(n) ....       --         --          --          --           3
                                           ----       ----       -----       -----       -----
    Adjusted EBITDA ..................     $ 63       $ 76       $  92       $ 119       $ 135
                                           ====       ====       =====       =====       =====
Adjusted EBITDA margin(h) ............      5.7%       6.9%        8.6%       10.2%       10.3%
Cash flows provided by operating
  activities .........................     $ 28       $ 63       $  60       $  25       $  97
Cash flows provided by (used in)
  investing activities ...............       55        (21)        170          37        (222)
Cash flows provided by (used in)
  financing activities ...............      (83)       (44)       (224)        (63)        127
Capital expenditures .................       36         24          16          20          32
SELECTED RATIOS:
  Ratio of earnings to fixed
    charges(o) .......................     1.2x       1.2x        2.8x          --        1.1x
  Deficiency of earnings to cover
    fixed charges(o) .................       --         --          --       $  16          --


                                                             JUNE 30,
                                     ---------------------------------------------------------
                                     1994         1995         1996         1997         1998
                                     -----        -----        -----        -----        -----
                                                             (RESTATED)   (RESTATED)
                                                            (IN MILLIONS)
BALANCE SHEET DATA:
  Working capital ..............     $  88        $  99        $ 209        $ 118        $ 210
  Total assets .................       936          960          736          667          845
  Total debt ...................       569          576          373          610          709
  Redeemable preferred stock ...       215          215          213           32           33
  Stockholders' equity (deficit)      (384)        (393)        (288)        (398)        (350)

Note: Financial data under the columns marked "restated" reflect the information from the Company's restated financial statements.

----------------------

(a) In connection with the Recapitalization, which was consummated on April 18, 1997, expenses of approximately $25 million were incurred primarily for management incentive payments and, in part, for severance payments.

(b) The Company sold its can manufacturing operations in the fiscal quarter ended December 31, 1993 and recognized a $13 million gain. In November 1995, the Company sold its pudding business for $89 million, net of $4 million of related transaction fees. The sale resulted in a gain of $71 million. In March 1996, the Company sold its 50.1% ownership interest in Del Monte Philippines for $100 million, net of $2 million of related transaction fees. The sale resulted in a gain of $52 million. In the fiscal quarter ended December 1996, the Company sold Del Monte Latin America. The combined sales price of $50 million, reduced by $2 million of related transaction expenses, resulted in a loss of $5 million.

(c) In fiscal 1995, other income reflects the Company's receipt of proceeds of a $30 million letter of credit, reduced by $4 million of related transaction expenses, as a result of the termination of a merger agreement with Grupo Empacador de Mexico, S.A. de C.V. In fiscal 1997, $22 million of expenses were incurred in conjunction with the Recapitalization, primarily for legal, investment advisory and management fees.

(d) In June 1995, the Company refinanced its then-outstanding revolving credit facility, term loan and senior secured floating rate notes. In conjunction with this debt retirement, capitalized debt issue costs of $7 million were written off and accounted for as an extraordinary loss. In December 1995 and April 1996, the Company prepaid part of its term loan and senior secured notes. In conjunction with the early debt retirement, the Company recorded an extraordinary loss of $10 million for the early retirement of debt. The extraordinary loss consisted of a $5 million prepayment premium and a $5 million write-off of capitalized debt issue costs related to the early retirement of debt. In fiscal 1997, $42 million of expenses related to the early retirement of debt due to the exchange of PIK Notes (as defined herein) and to the Recapitalization was charged to net income. In September 1996, the Company repurchased PIK Notes and, concurrently, exchanged essentially all remaining PIK Notes for 1996 PIK Notes (as defined herein). In conjunction with this repurchase and exchange, capitalized debt issue costs of $4 million, net of a discount on the PIK Notes, were written off and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the Recapitalization, the Company recorded a $38 million extraordinary loss related to the early retirement of debt. The $38 million consisted of previously capitalized debt issue costs of approximately $19 million and a 1996 PIK Note premium payment and a term loan make-whole payment aggregating $19 million.

(e) Effective July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The cumulative effect of adopting SFAS No. 121 resulted in a charge to fiscal 1996 net earnings of $7 million.

(f) Net income (loss) attributable to the shares of Common Stock is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock.

(g) For each period, the weighted average number of shares outstanding reflects the 191.542-for-one stock split.

(h) Adjusted EBITDA represents EBITDA (income (loss) before provision for income taxes, minority interest, extraordinary item, cumulative effect of accounting change and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges, less gains (losses) on sales of assets and the results of the Divested Operations. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Since the Company has undergone significant structural changes during the periods presented, management believes that this measure provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the core and continuing business of the Company by normalizing the effects of operations that have been divested and one-time charges or credits. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net sales (excluding net sales of Divested Operations of $399 million, $417 million, $233 million and $48 million for the years ended June 30, 1994, 1995, 1996 and 1997, respectively).

(i) Depreciation and amortization exclude amortization of $5 million, $5 million, $5 million, $5 million and $3 million of deferred debt issuance costs for fiscal 1994, 1995, 1996, 1997 and 1998, respectively. In addition, in fiscal 1998, depreciation and amortization exclude $3 million of accelerated depreciation which is included in the caption "Special charges related to plant consolidation."

(j) In fiscal 1994 and fiscal 1997, non-cash charges include $1 million related to write-offs of labels due to new labeling laws and $7 million related to the recognition of an other than temporary impairment of a long-term equity investment, respectively.

(k) In fiscal 1994, one-time charges of $1 million relate to a terminated transaction. In fiscal 1995, one-time charges and credits include $26 million received in connection with a terminated transaction and $4 million paid by the Company to terminate its alliance with PCP.

(l) In fiscal 1994 and 1995, one-time and non-cash charges include $6 million of benefit plan charges and $7 million related to the termination of a management equity plan, respectively. In fiscal 1998, one-time and non-cash charges include $3 million of stock compensation and related benefit expense.

(m) In fiscal 1996, other one-time charges include $3 million for relocation costs and $6 million of costs associated with a significant headcount reduction.

(n) In fiscal 1998, one-time charges include $7 million of acquisition-related expenses incurred in connection with the Contadina Acquisition and $3 million of inventory step-up due to the purchase price allocation related to the Contadina Acquisition.

(o) For purposes of determining the ratio of earnings to fixed charges and the deficiency of earnings to cover fixed charges, earnings are defined as income (loss) before extraordinary item, cumulative effect of accounting change and provision for income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issue costs) and the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended June 30, 1998. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended June 30, 1998 and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

        The Company reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its inventory production cycle, which is highly seasonal. Raw product is harvested and packed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of canned products drops, reflecting, in part, the availability of fresh alternatives. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are impacted by many factors including industry supply and the Company's share of that supply. See "-- Seasonality."

        Consistent with the Company's strategy to generate growth through acquisitions, the Company consummated the Contadina Acquisition in December 1997 and the South America Acquisition in August 1998. The Contadina Acquisition contributes another established brand and positions the Company as the branded market leader in the high margin canned solid tomato category. The Contadina Acquisition also establishes a strong presence for the Company in the branded paste-based tomato products category, which includes tomato paste, tomato sauce and pizza sauce. The Company believes that Contadina's strong brand recognition, particularly in paste-based tomato products, complements the Company's brand leadership in canned solid tomato products and will enhance the Company's market share and household penetration. With the South America Acquisition, the Company has reacquired the rights to the Del Monte brand in South America. Additionally, the South America Acquisition has opened a distribution channel in a new geographic market for the Company.

        In addition to diversifying further the Company's revenue base, the Contadina Acquisition has expanded the Company's processing scale, which has resulted in production cost efficiencies. Among the facilities acquired by the Company in the Contadina Acquisition is a state-of-the-art manufacturing facility at Hanford, California. As part of its efforts to consolidate production, tomato production at the Company's Modesto, California facility is expected to be transferred to Hanford following the summer 1998 pack. The Modesto facility would then be converted to a fruit processing facility and would assume the production currently conducted at the Company's San Jose and Stockton facilities in California, which are expected to be closed after the summer 1999 and 2000 packs, respectively. It is anticipated that these properties will be sold in the year following closure. In connection with these actions, the Company recorded charges of $7 million in the third quarter of fiscal 1998, principally relating to severance. The Company anticipates that it will incur material additional charges as a result of these plant closures, including the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof (a $3 million accelerated depreciation charge was taken in the fourth quarter of fiscal 1998), the costs to remove and dispose of those assets and ongoing fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. See Note P to the consolidated financial statements for the year ended June 30, 1998. In addition, in August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Total costs to be incurred in connection with this closure are expected to be approximately $4 million, to be recorded in fiscal 1999, with the majority of these charges (approximately $3 million) relating to asset write-offs. In conjunction with the purchase price allocation relating to the Contadina Acquisition, the Company has stepped-up the value of the purchased inventory by approximately $6 million.

        Commencing in 1996, the Company sought to leverage its brand and price leadership to improve sales and operating margins and, to that end, increased prices for many of its fruit and vegetable products in that year. As a result, the Company experienced an anticipated volume loss and market share decline. In the case of its fruit operations, the Company lost 3.3 percentage points of market share during fiscal 1996. However, the Company's significantly improved margins generally offset the effects of the lower volume, and the Company's market share recovered by year-end 1997 to achieve an increase of 5.0 percentage points of market share during 1997 and an additional increase during 1998 of 1.7 percentage points, a level higher than that experienced prior to the price increases. In the case of its vegetable operations, the Company lost 3.8 percentage points of market share during fiscal 1996, 0.1 of a percentage point of market share during fiscal 1997 and 0.6 of a percentage point during 1998. The Company coupled these price increases with a new marketing strategy that emphasizes consumption-driven trade promotion programs, as well as consumer-targeted promotions such as advertising and coupons, to encourage retailers to use store advertisements, displays and consumer-targeted promotions, rather than periodic price-only promotions. The Company plans to continue to emphasize its status as a price leader and, in 1997, in connection with the Recapitalization, began implementing a new business strategy designed to improve sales and operating margins by: (i) increasing market share and distribution of high margin value-added products; (ii) introducing product and packaging innovations; (iii) increasing penetration of high growth distribution channels, such as supercenters and warehouse clubs; (iv) achieving cost savings through investments in new and upgraded production equipment and plant consolidations; and (v) completing strategic acquisitions.

        In fiscal 1995, Del Monte terminated an exclusive supply agreement with Pacific Coast Producers, an unaffiliated grower co-operative ("PCP"), to purchase substantially all of PCP's tomato and fruit production. Since terminating the agreement with PCP, the Company on occasion buys from and sells to PCP a limited amount of product on a spot basis. During fiscal 1996 and the first half of fiscal 1997, the Company sold its pudding business, its 50.1% interest in Del Monte Philippines and all of its interest in Del Monte Latin America. At the end of fiscal 1997, a distribution agreement expired under which Del Monte sold certain products for Yorkshire Dried Fruit and Nuts, Inc. ("Yorkshire") at cost. These events are collectively referred to as the "Divested Operations."

        The following table sets forth the net proceeds received by the Company in connection with the sale of the Divested Operations and, for the periods indicated, the net sales generated by the Divested Operations prior to disposition by the Company:

                                                     NET PROCEEDS      NET SALES FROM DIVESTED
                                    FISCAL YEAR    FROM DISPOSITION/     OPERATIONS PRIOR TO
     DIVESTED OPERATION            ENDED JUNE 30,    TERMINATION       DISPOSITION/TERMINATION
     ------------------            --------------    -----------       -----------------------
                                                             (IN MILLIONS)
     Del Monte pudding business         1996           $ 89                   $ 15(a)
     Del Monte Philippines              1996            100(b)                 102(b)
     Del Monte Latin America            1997             48(c)                  17(c)
     Del Monte Latin America            1996             --                     55
     PCP                                1996             --                     26(d)
     Yorkshire                          1997             --(e)                  31(e)
     Yorkshire                          1996             --                     35

----------

(a) The Company divested its pudding business in November 1995.

(b) In connection with the sale which was consummated in March 1996, the Company entered into an eight-year supply agreement with the acquirer.

(c) The Company divested its Latin American operations in the second quarter of fiscal 1997.

(d) The Company entered into a consent decree with the U.S. Federal Trade Commission (the "FTC") pursuant to which the Company agreed to terminate its supply agreement with PCP. The Company terminated that supply agreement in June 1995. The Company sold the remaining inventory during fiscal 1996.

(e) The Company's distribution agreement with Yorkshire expired in June 1997.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of the Company's net sales for such fiscal period:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                            -----------------------------
                                                            1996         1997         1998
                                                            ----         ----         ----
                                                                      (restated)
         Net sales                                          100%         100%         100%
         Cost of products sold                               76           67           69
         Selling, administrative and general expense         18           27           24
         Special charges related to plant consolidation      --           --            1
                                                            ---          ---          ---
           Operating income                                   6%           6%           6%
                                                            ===          ===          ===
         Interest expense                                     5%           4%           6%
                                                            ===          ===          ===

        The following table sets forth, for the periods indicated, the Company's net sales by product categories, expressed in dollar amounts and as a percentage of the Company's total net sales for such period:

                                                         FISCAL YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                       1996        1997         1998
                                                      ------      ------       ------
                                                                (IN MILLIONS)
         NET SALES:
           Canned vegetables(a)                       $ 402       $  437       $  466
           Canned fruit(a)                              367          431          456
           Tomato products(a)                           217          229          313
           Canned pineapple(a)                           72           65           70
           Other(b)                                      89           41            8
                                                      ------      ------       ------
             Subtotal domestic                        1,147        1,203        1,313
           Latin America                                 55           17           --
           Philippines                                  142           --           --
           Intercompany sales                           (39)          (3)          --
                                                      ------      ------       ------
             Total Net Sales                          $1,305      $1,217       $1,313
                                                      ======      ======       ======


         AS A PERCENTAGE OF NET SALES:
           Canned vegetables(a)                          31%          36%          35%
           Canned fruit(a)                               28           35           35
           Tomato products(a)                            16           19           24
           Canned pineapple(a)                            6            5            5
           Other(b)                                       7            4            1
                                                      ------      ------       ------
             Subtotal domestic                           88           99          100
           Latin America                                  4            1           --
           Philippines                                   11           --           --
           Intercompany sales                            (3)          --           --
                                                      ------      ------       ------
             Total                                     100%         100%         100%
                                                      ======      ======       ======

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

SEASONALITY

        The Company's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. The Company's historical net sales have exhibited seasonality, with the second and third fiscal quarters having the highest net sales. These two quarters reflect increased sales of the Company's products during the holiday period in the United States extending from late November through December, as well as sales associated with the Easter holiday. Net sales in the first fiscal quarter have historically been affected by lower levels of promotional activity, the availability of fresh produce and other factors. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix. The Company's fruit operations have a greater percentage of annual sales and cost of products sold in the first fiscal quarter, as compared to its vegetable and tomato operations, due principally to increased sales of fruit cups during the "back to school" period. The Company's vegetable and fruit operations have a greater percentage of annual sales and cost of products sold in the second and third fiscal quarters, principally due to the year-end holiday season in the United States, and sales of ketchup and related cost of products sold typically increase in the fourth fiscal quarter. Selling, administrative and general expense tends to be greater in the first half of the fiscal year, reflecting promotional expenses relating to the "back to school" period and the year-end holiday season, while Easter is the only major holiday in the second half of the fiscal year.

        During the early 1990s, the markets for the Company's principal canned vegetables and fruit products were in a position of stable demand and excess supply. This excess supply primarily resulted from overplanting and abundant harvests of raw product, combined with processing over-capacity. During such periods of industry oversupply, pressure was placed on absolute volumes and gross margins. The Company, as well as certain of its competitors, implemented vegetable plant closures in an attempt to reduce processing over-capacity. The summer 1995 pack was below average for both vegetables and fruit due to flooding in the Midwest and heavy rains in California during the winter and spring of 1995. As a result, inventory levels during fiscal 1996 were lower than in previous years, leaving industry supply for vegetables and fruit in a balanced-to-tight position. The summer 1996 pack was slightly below average for fruit, while tomato production was slightly higher than expected. Vegetable production during fiscal 1996 was above average. This, coupled with an industry decrease in sales, resulted in higher than expected carry-in inventories (inventories on hand at the start of the packing season) of vegetables. In response, vegetable plantings were decreased for summer 1997 which resulted in higher vegetable costs. In addition, cooler weather than normal resulted in late plantings for some vegetables causing lower recoveries, while smaller fruit size lowered raw product fruit recoveries. Due to the level of carry-in inventories at the beginning of fiscal 1998, the Company believed that these carry-in inventories and 1997 pack inventory would result in adequate product available for sale and that any shortfalls from the summer 1997 harvest would have very little impact on the Company's supply of product. However, sales of the Company's fruit products exceeded expected levels during fiscal 1998 and by fiscal year-end some shortages were experienced. In order to meet demand, the Company incurred additional cost during the fourth quarter to secure additional supply until the 1998 harvest becomes available.

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

        In the winter and spring of 1997-98, certain areas in California, one of the Company's principal growing regions for tomatoes and fruit, experienced substantial rainfall as a result of the "El Nino" phenomenon. The 1998 California fruit and tomato harvests and raw product recoveries are somewhat reduced due to the El Nino weather conditions. Although these weather-related conditions may result in slightly higher cost of products sold in fiscal 1999, the Company believes that the overall effects of the El Nino phenomenon will not be material to its financial condition and results of operations.

FISCAL 1997 VS. FISCAL 1998

        Contadina Acquisition. On December 19, 1997, the Company completed the Contadina Acquisition for a total purchase price of $197 million, comprised of a base price of $177 million and an estimated net working capital adjustment of $20 million. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2 million, and therefore a reduction in the purchase price to a total of $195 million. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5 million, primarily consisting of liabilities in respect of reusable packaging materials, employee benefits and product claims. In conjunction with the Contadina Acquisition, approximately $7 million in acquisition-related expenses were incurred. The Contadina Acquisition was accounted for using the purchase method of accounting.

        Plant Consolidation. In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company recorded charges of $7 million. These costs relate to severance and benefit costs for 433 employees to be terminated. This plan will be implemented in a specific sequence over the next three years. The plan involves suspending operations at the Modesto facility for a year while that facility is reconfigured to accommodate fruit processing which is currently taking place at the San Jose and Stockton facilities (which sites will be permanently closed). The tomato processing currently at the Modesto facility will be moved to the Hanford facility. Management believes that because of these sequenced activities, it is not likely that there will be any significant changes to this plan. In addition, due to historically low turnover at the affected plants, the Company can reasonably estimate the number of employees to be terminated, and, due to the existence of union contracts, the Company can reasonably estimate any related benefit exposure.

        The Company anticipates that it will incur total charges of approximately $36 million as a result of these plant closures. These expenses include costs of $16 million representing accelerated depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to the plant closure, $7 million in severance costs (as described above) and various other costs totaling $13 million, such as costs to remove and dispose of those assets and ongoing fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. Total charges relating to plant closures recorded in fiscal 1998 were $10 million (including depreciation expense of $3 million recorded in the fourth quarter of fiscal 1998). These charges are expected to affect the Company's results over the next four-year period as follows: $13 million in fiscal 1999 (including depreciation expense of $9 million), $9 million in fiscal 2000 (including depreciation expense of $4 million), $3 million in fiscal 2001 and $1 million in fiscal 2002. This accelerated depreciation is included in "Special charges related to plant consolidation."

        Net Sales. Consolidated net sales for fiscal 1998 increased by $96 million or 7.9% from fiscal 1997. This increase was attributable to higher sales across all businesses and the Contadina Acquisition offset by the absence of the Divested Operations of dried fruit and Latin America. Net sales were $1,237 million for fiscal 1998 before acquisitions as compared to net sales of $1,169 million for fiscal 1997 absent the Divested Operations. This represented an increase of $68 million or 5.8% for fiscal 1998 versus fiscal 1997 on a comparable basis. Fruit volume and net sales increased for the year ended June 30, 1998 as compared to the year ended June 30, 1997, primarily due to an increase in retail fruit cup sales and sales of flavored fruits, which were introduced in 1997. Due to competitive pricing pressures in the fruit foodservice market, the gains in retail fruit sales were partially offset by volume and sales declines in the foodservice business. Vegetable volume and net sales increased for the year ended June 30, 1998 as compared to the year ended June 30, 1997. Although competitive pricing pressures were experienced in the vegetable market as well, an effective mix of targeted trade and consumer promotions resulted in increased volumes leading to an overall increase in net sales. In fiscal 1998, the Company's market share for Del Monte branded vegetables, based on case volume, was 19.7% versus 20.3% in the previous year, while the Company's market share for Del Monte branded fruit products was 42.3% compared to 40.6% for the previous year.

        Cost of Products Sold. Costs increased for fiscal 1998 as compared to fiscal 1997 by $79 million (which includes $3 million of inventory step-up resulting from the purchase price allocation related to the Contadina Acquisition), with cost of products sold expressed as a percentage of net sales of 67.3% in fiscal 1997 and 68.4% in fiscal 1998. Cost of products sold for fiscal 1998 before acquisitions were $835 million versus $774 million in fiscal 1997 absent Divested Operations or, expressed as a percentage of net sales, 67.5% for fiscal 1998 compared to 66.2% for fiscal 1997. The increased costs in fiscal 1998 were offset in part by a favorable sales mix of higher margin products. Increased costs for the year ended June 30, 1998 reflect primarily an increase in processing costs caused by a compressed harvesting season for fruit which resulted in the increased use of cold storage until processing capacity became available. Also affecting costs were reduced plantings for some vegetables and lower fruit raw product recoveries due to adverse weather conditions.

        Selling, Administrative and General Expense. Selling, administrative and general expense as a percentage of net sales was 26.9% and 25.1% in fiscal 1997 and 1998, respectively. Selling, administrative and general expense for fiscal 1997 was higher due to management incentive payments and, in part, severance payments related to the Recapitalization of approximately $25 million.

        Included in general and administrative expenses are research and development costs of $5 million in each of fiscal 1997 and 1998. Research and development spending remained focused on strategic spending to maintain and enhance the existing business and to develop product line extensions.

        Acquisition Expense. In connection with the Contadina Acquisition, approximately $7 million of acquisition-related expenses were incurred.

        Interest Expense. Interest expense increased 48% in fiscal 1998 compared to fiscal 1997. This increase was due to the lower outstanding debt balances during the first nine months of fiscal 1997 (before the Recapitalization) and additional debt in fiscal 1998 due to the Contadina Acquisition.

        Other (Income) Expense. Other expense for the fiscal 1998 decreased as compared to fiscal 1997 due to the inclusion in 1997 of Recapitalization expenses and the write-down of an investment. Other expense for fiscal 1997 represented $22 million of expenses incurred in the Recapitalization (primarily legal, investment advisory and management fees). Also included in fiscal 1997 other expense was $7 million relating to the recognition of an other than temporary impairment of a long-term equity investment.

        Provision for Income Taxes. As of June 30, 1998, the Company had $77 million in net operating loss carryforwards for tax purposes, which will expire between 2008 and 2012.

        Net Income. Net income for fiscal 1998 increased by $63 million compared to the same period of prior year. The increase in net income is primarily due to expenses related to the Recapitalization and extraordinary losses due to early debt retirement included in the fiscal 1997 net loss offset in part by the plant consolidation severance accrual and accelerated depreciation cost in fiscal 1998, as well as, Contadina Acquisition expenses, and the increase in interest expense over the respective comparable period of the prior year.

FISCAL 1996 VS. FISCAL 1997

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

        Cost of Products Sold. Cost of products sold decreased by $165 million in fiscal 1997 as compared to fiscal 1996. Cost of products sold (absent Divested Operations in both years) decreased by $15 million from $789 in fiscal 1996 to $774 in fiscal 1997 with cost of products sold expressed as a percentage of net sales of 73.7% in fiscal 1996 and 66.2% in fiscal 1997. The decrease in costs as a percent of net sales in fiscal 1997 was primarily due to higher net sales resulting from higher selling prices across all product lines.

        Selling, Administrative and General Expense. Selling, administrative and general expense as a percentage of net sales (excluding the Divested Operations) was 19.8% and 27.5% in fiscal 1996 and 1997, respectively. Selling, administrative and general expense for fiscal 1997 increased significantly due to the Recapitalization and the change in marketing strategy. Expenses incurred primarily for management incentive payments and, in part, for severance payments incurred related to the Recapitalization were approximately $25 million. Marketing spending increased as the Company placed more emphasis on consumer promotion programs versus discounts off of retailers' list prices than in prior year.

        Included in general and administrative expenses are research and development costs of $6 million and $5 million for fiscal 1996 and 1997, respectively. Research and development spending in fiscal 1996 and 1997 remained focused on strategic spending to maintain the existing business and to develop product line extensions.

        Interest Expense. Interest expense decreased 22% in fiscal 1997 compared to fiscal 1996. This decrease was due to the lower outstanding debt balances during the first nine months of fiscal 1997 (before the Recapitalization).

        Other (Income) Expense. Other expense for fiscal 1997 increased due to $22 million of expenses incurred in the Recapitalization (primarily legal, investment advisory and management fees). Also included in fiscal 1997 other expense was $7 million relating to the recognition of an other than temporary impairment of a long-term investment.

        Provision for Income Taxes. There was no tax provision in fiscal 1997 compared to a provision of $11 million in fiscal 1996. This decrease was primarily due to the expenses of the Recapitalization.

        Extraordinary Loss. In conjunction with the 1996 Exchange Offer (as defined herein), capitalized debt issue costs of approximately $4 million, net of a discount on the PIK Notes, were charged to net income in fiscal 1997 and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the Recapitalization, previously capitalized debt issue costs of approximately $19 million and a 1996 PIK Note premium and a term loan make-whole aggregating $19 million were charged to fiscal 1997 net income and accounted for as an extraordinary loss. The net proceeds of the pudding business sale and proceeds of the Del Monte Philippines sale were used for the early retirement of debt. In conjunction with this early debt retirement, in the second and fourth quarters of fiscal 1996, $5 million in capitalized debt issue costs were written off and $5 million primarily related to a prepayment premium were charged to income, both of which have been accounted for as an extraordinary loss.

        Cumulative Effect of Accounting Change. Effective July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The cumulative effect of adopting SFAS No. 121 resulted in a charge to fiscal 1996 net earnings of $7 million.

        Net Income. Net income for fiscal 1997 decreased by $162 million compared to fiscal 1996 net income. The decrease in net income was primarily due to expenses associated with the Recapitalization as of April 18, 1997 and the loss on sale of Del Monte Latin America of $5 million in fiscal 1997 as compared to a gain of $123 million from the sale of the pudding business and Del Monte Philippines in fiscal 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use. SOP No. 98-1 is required to be adopted for fiscal years beginning after December 15, 1997. The Company will adopt SOP 98-1 in the first quarter of 1999 and, based on current circumstances, does not believe the effect of adoption will be material.

        The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 132 is required to be adopted for fiscal years beginning after December 15, 1997 and amends only the disclosure requirements with respect to pensions and other postretirement benefits. SFAS 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 1999 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company will adopt SFAS 132 in the first quarter of 1999 and will implement SFAS 133 after December 15, 1999. The Company believes the effect of adoption of these statements will not be material.

YEAR 2000

        In the first quarter of fiscal 1998, the Company contracted with its information services outsourcing provider, EDS, to implement substantially all of the Company's Year 2000 compliance project (see "Business -- Information Services"). EDS maintains and operates most of the Company's software applications and also owns and operates a significant portion of the related hardware. The Company's compliance project includes both information technology ("IT") systems and non-IT systems which could be impacted by Year 2000 issues.

        The Company's project to evaluate, modify, test and/or implement Year 2000 compliant systems is well underway and is scheduled to be substantially completed by December 1998. The Company's compliance project (including customer and supplier assessments) is expected to be completed by June 1999. The total cost of the project is not material to the Company's expected cash outlays and is being funded through operating cash flow. Costs incremental to the base service contract provided by EDS to the Company are expected to total under $2 million (see Note K to the June 30, 1998 financial statements included herein). The Company is expensing all costs associated with these system changes as the costs are incurred.

        The Company is conducting inquiries regarding the Year 2000 compliance programs of its key suppliers and customers. No assurance can be given that the Company's suppliers and customers will all be Year 2000 compliant. The failure of the Company's suppliers and customers to address the Year 2000 issue adequately, or the failure of any material aspect of the Company's Year 2000 compliance project with respect to its own systems, could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company cannot yet determine.

        Although management believes the Company's systems will be Year 2000 compliant, the Company has begun developing contingency plans to address internal system failures that may result from Year 2000 "bugs" that may have gone undetected during the Year 2000 compliance project.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit and other short-term borrowing facilities are the Company's primary sources of liquidity.

        Management believes that cash flow from operations and availability under the Revolving Credit Facility (as defined herein) will provide adequate funds for the Company's working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. The Revolving Credit Facility is the Company's only revolving credit facility.

        The Company's ability to fund its cash requirements and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control. The Company actively considers various means of reducing inventory levels to improve cash flow.

        As part of its business strategy, the Company continuously reviews acquisition opportunities. The Company believes that any acquisition would likely require the incurrence of additional debt, which could exceed amounts available under the Bank Financing. As a result, completion of any such acquisition could require the consent of the lenders under the Bank Financing and the amendment of the terms thereof, including for purposes of permitting the Company's compliance with its covenants thereunder. There can be no assurance as to whether, or the terms on which, the lenders under the Bank Financing would grant such consent.

        Funding requirements for the South America Acquisition were satisfied through borrowings under the Revolving Credit Facility.

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

        In fiscal 1998, cash provided by operations increased by $72 million primarily due to a decrease in inventories. In fiscal 1997, cash provided by operations decreased by $35 million over fiscal 1996 primarily due to various expenses associated with the Recapitalization, as well as an increase in inventories due to lower sales volume during the year than anticipated.

Investing Activities

        In fiscal 1998, there was a $259 million increase in cash used in investing due to the purchase of Contadina and increased capital expenditures. The decrease of $133 million in cash provided by investing activities in fiscal 1997 versus fiscal 1996 was principally due to net cash proceeds from the sale of the Company's Pudding Business ($85 million) and the sale of the Company's interest in Del Monte Philippines ($98 million) in fiscal 1996. The effect of the fiscal 1996 divested asset sales was partially offset in fiscal 1997 by the sale of the Company's Latin America subsidiaries ($48 million).

        Capital expenditures for fiscal 1998 were $32 million including approximately $1 million for environmental compliance as the Company continued its implementation of a program which is intended to generate cost savings by introducing new equipment that would result in general production efficiencies. The Company also plans an aggregate of approximately $136 million of additional capital expenditures through 2001, of which $54 million, $58 million and $24 million is expected to be spent in fiscal 1999, 2000 and 2001, respectively. In fiscal 1999, the Company intends to spend approximately $28 million in connection with its plans to consolidate processing operations and $6 million for general manufacturing improvements. Of the anticipated capital expenditures for fiscal 2000, the Company plans to spend approximately $32 million in connection with its plans to consolidate processing operations. In addition to the foregoing, the Company budgets certain amounts for ordinary repairs and maintenance. The Company continually evaluates its capital expenditure requirements, and such plans are subject to change depending on market conditions, the Company's cash position, the availability of alternate means of financing and other factors. Capital expenditures are expected to be funded from internally generated cash flows and by borrowing from available financing sources.

Financing Activities - 1998 Activity

        Contadina Acquisition. In connection with the $195 million Contadina Acquisition, Del Monte issued the senior discount notes (the "DMFC Notes") with an aggregate principal amount at maturity of $230 million and received gross proceeds of approximately $126 million. The DMFC Notes accrue interest at 12.50% payable on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest is required to be paid in cash until maturity. The DMFC Notes mature on December 15, 2007.

        In connection with the Contadina Acquisition, the Company also amended the Bank Financing and certain related debt covenants to permit additional funding under the existing Term B loan in an amount of $50 million, thus increasing the aggregate amount outstanding under the Term Loan Facility to $430 million. Amortization of such additional Term B loan amount is incremental to the scheduled amortization of the previously existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 million on an annual basis with such amortization increasing in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 million per quarter.

Financing Activities - 1997 Activity

        The Recapitalization. On February 21, 1997, DMFC entered into a Merger Agreement which was amended and restated as of April 14, 1997, with TPG and Shield. On April 18, 1997, DMFC was recapitalized through the merger of Shield with and into DMFC with DMFC being the surviving corporation. By virtue of the Recapitalization, shares of DMFC's preferred stock having an implied value of approximately $14 million held by certain of DMFC's stockholders who remained investors were canceled and were converted into the right to receive new DMFC Common Stock. All other shares of DMFC stock were canceled and were converted into the right to receive cash consideration. In connection with the Recapitalization, Del Monte Corporation repaid substantially all of its funded debt obligations existing immediately before the Recapitalization. In the Recapitalization, the common stock and preferred stock of Shield was converted into new shares of Common Stock and Preferred Stock, respectively, of DMFC.

        Cash funding requirements for the Recapitalization totaled $809 million and included repayment of $158 million of PIK Notes, $113 million of the then-existing term loan, and $30 million of the then-existing revolving credit facility. In addition, $422 million was paid to former shareholders as cash consideration for their shares and approximately $86 million was paid in other fees and expenses. These cash funding requirements were satisfied through the following: (i) a cash equity investment by TPG and other investors of $126 million in common stock; (ii) a cash equity investment by TPG and other investors of $35 million in shares of redeemable preferred stock and warrants to purchase Common Stock; (iii) $380 million of borrowings under the Term Loan facility; (iv) $119 million of borrowings under the revolving credit facility (the "Revolving Credit Facility" and , together with the Term Loan Facility, the "Bank Financing"); (v) $147 million from the net proceeds of the offering of the DMC Notes; and (vi) $2 million of proceeds from the sale of a surplus property.

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

        Senior Subordinated Notes. In connection with the Recapitalization, on April 18, 1997, the Company issued senior subordinated notes (the "DMC Notes") with an aggregate principal amount of $150 million and received gross proceeds of $147 million.

        1996 Exchange Offer. Also included in fiscal 1997 financing activity is an exchange offer that occurred in September 1996. In August 1996, the Company offered to redeem (the "1996 Exchange Offer") a portion of its outstanding Subordinated Guaranteed Pay-in-Kind Notes ("PIK Notes") for a cash payment and exchange the remaining PIK Notes for new Senior Subordinated Guaranteed Pay-in-Kind Notes due 2002. On September 11, 1996, the Company repurchased PIK Notes in an aggregate amount of $102 million for a cash payment of $100 million and, concurrently, exchanged essentially all remaining PIK Notes for 1996 PIK Notes in an aggregate amount of $156 million. In addition, $13 million of then-outstanding senior notes was repaid. Funding for the Exchange Offer was accomplished through the application of $30 million from a collateral account held by the then-existing term lenders, additional borrowing in an aggregate amount of $55 million under the then-existing term loan, and borrowings of approximately $36 million from the then-existing revolving credit facility. In conjunction with the 1996 Exchange Offer, capitalized debt issue costs of approximately $4 million, net of a discount on the PIK Notes, were charged to net income in fiscal 1997 and accounted for as an extraordinary loss.

        The DMC Notes, DMFC Notes, Term Loan and Revolving Credit Facility agreements contain restrictive covenants which require the Company to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. The Company was in compliance with all debt covenants at June 30, 1998.

Pension Funding

        In fiscal 1997, Del Monte's defined benefit retirement plans were determined to be underfunded under federal ERISA guidelines. It had been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with the Recapitalization, the Company entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company contributed $15 million within 30 days after the consummation of the Recapitalization. The Company will also contribute a minimum of $15 million in calendar 1998, of which $10 million has been paid by June 30, 1998, $9 million in calendar 1999, $8 million in calendar 2000 and $8 million in calendar 2001, for a total of $55 million. The contributions required to be made in 1999, 2000 and 2001 have been secured by a $20 million letter of credit. The contribution required to be made in 1998 will be paid prior to any scheduled amortization under the Bank Financing in excess of $1 million, and the Company has agreed not to make voluntary repayments of the loans under the Bank Financing prior to making the contribution required to be made in 1998 or prior to obtaining the letter of credit.

Environmental Matters

        The Company spent approximately $5 million on domestic environmental expenditures from fiscal 1996 through fiscal 1998, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $4 million in fiscal 1999 and 2000 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. The Company believes that its CERCLA and other environmental liabilities will not have a material adverse effect on the Company's financial position or results of operations. See "Business -- Environmental Compliance".

Tax Net Operating Loss Carryforwards

        As of June 30, 1998, the Company had $77 million in net operating loss carryforwards for tax purposes, which will expire between 2008 and 2012. The Company's use of these net operating loss carryforwards in any year may be limited by applicable laws.

Inflation

        The Company's costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. However, the Company has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure.

                                INDEX TO FINANCIAL STATEMENTS



DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                                                                                       PAGE
                                                                                       ----
    Report of Independent Auditors....................................................  36
    Consolidated Balance Sheets - June 30, 1997 and 1998..............................  37
    Consolidated Statements of Operations - Year ended June 30, 1997 and 1998.........  38
    Consolidated Statements of Stockholders' Equity (Deficit) - Year ended
      June 30, 1998...................................................................  39
    Consolidated Statements of Cash Flows - Year ended June 30, 1997 and 1998.........  40
    Notes to Consolidated Financial Statements........................................  41

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Del Monte Foods Company


    We have audited the accompanying consolidated balance sheet of Del Monte Foods Company and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP


July 24, 1998
San Francisco, California

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                JUNE 30,
                                                                            -----------------
ASSETS                                                                      1997        1998
------                                                                      -----       -----
                                                                         (restated)
Current assets:
      Cash and cash equivalents                                             $   5       $   7
      Trade accounts receivable, net of allowance                              67         108
      Other receivables                                                         2           6
      Inventories                                                             339         366
      Prepaid expenses and other current assets                                 9          14
                                                                            -----       -----
               TOTAL CURRENT ASSETS                                           422         501

Property, plant and equipment, net                                            222         305
Intangibles                                                                    --          16
Other assets                                                                   23          23
                                                                            -----       -----
               TOTAL ASSETS                                                 $ 667       $ 845
                                                                            =====       =====

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                 $ 220       $ 259
      Short-term borrowings                                                    82          --
      Current portion of long-term debt                                         2          32
                                                                            -----       -----
               TOTAL CURRENT LIABILITIES                                      304         291

Long-term debt                                                                526         677
Other noncurrent liabilities                                                  203         194
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized; issued and outstanding 35,000 in 1997 and 37,253 in
      1998; aggregate liquidation preference $36 in 1997 and $41 in 1998)      32          33
Stockholders' equity (deficit):
      Common stock ($.01 par value per share, shares authorized:
      191,542,000 in 1997 and 500,000,000 in 1998; issued and
      outstanding:  26,815,880 in 1997 and 35,495,058 in 1998)
        Paid-in capital                                                       129         172
        Retained earnings (deficit)                                          (527)       (522)
                                                                            -----       -----
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (398)       (350)
                                                                            -----       -----
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 667       $ 845
                                                                            =====       =====

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                              JUNE 30,
                                                                 -----------------------------------
                                                                  1996          1997          1998
                                                                 -------       -------       -------
                                                                (restated)    (restated)
Net sales                                                        $ 1,305       $ 1,217       $ 1,313
Cost of products sold                                                984           819           898
Selling, administrative and general expense                          239           327           316
Special charges related to plant consolidation                        --            --            10
Acquisition expense                                                   --            --             7
                                                                 -------       -------       -------
      OPERATING INCOME                                                82            71            82

Interest expense                                                      67            52            77
Loss (gain) on sale of divested assets                              (123)            5            --
Other (income) expense                                                 3            30            (1)
                                                                 -------       -------       -------

      INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
         EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                           135           (16)            6

Minority interest in earnings of subsidiary                            3            --            --
Provision for income taxes                                            11            --             1
                                                                 -------       -------       -------

      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      121           (16)            5

Extraordinary loss from early debt retirement                         10            42            --
Cumulative effect of accounting change                                 7            --            --
                                                                 -------       -------       -------
      NET INCOME (LOSS)                                          $   104       $   (58)      $     5
                                                                 =======       =======       =======

Basic net income (loss) per common share
    Income (loss) before extraordinary item and cumulative
      effect of accounting change                                $  0.52       $ (1.40)      $  0.01
    Net income (loss)                                               0.29         (2.07)         0.01

Diluted net income (loss) per common share
    Income (loss) before extraordinary item and cumulative
      effect of accounting change                                $  0.52       $ (1.40)      $  0.01
    Net income (loss)                                               0.29         (2.07)         0.01


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                             NOTES                               TOTAL
                                                           RECEIVABLE   RETAINED  CUMULATIVE   STOCKHOLDERS'
                                       COMMON   PAID-IN      FROM       EARNINGS  TRANSLATION     EQUITY
                                       STOCK    CAPITAL   STOCKHOLDERS (DEFICIT)  ADJUSTMENT     DEFICIT)
                                       -----     -----       -----       -----       ----         -----
Balance at June 30, 1995               $  --     $   3       $  (1)      $(369)      $(26)        $(393)

Repayment of notes receivable
  from stockholders                                              1                                    1

Issuance of shares                                  --

Net income (as restated)                                                   104                      104
                                       -----     -----       -----       -----       ----         -----

Balance at June 30, 1996
  (as restated)                           --         3          --        (265)       (26)         (288)


Cancellation of shares in
  connection with the
  Recapitalization                                  (3)                   (204)                    (207)

Issuance of shares                                 129                                              129

Net income (as restated)                                                   (58)                     (58)

Cumulative translation adjustment                                                      26            26
                                       -----     -----       -----       -----       ----         -----

Balance at June 30, 1997
  (as restated)                           --       129          --        (527)        --          (398)

Amortization of redeemable
  preferred stock discount                          (1)                                              (1)

Issuance of shares                                  44                                               44

Net income                                                                   5                        5
                                       -----     -----       -----       -----       ----         -----
Balance at June 30, 1998               $  --     $ 172       $  --       $(522)      $ --         $(350)
                                       =====     =====       =====       =====       ====         =====


                                                              NUMBER OF SHARES
                                          COMMON                                             TOTAL COMMON
                                          STOCK         CLASS A     CLASS B     CLASS E         SHARES
                                        ----------    -----------   -------    ----------     ------------
Shares issued and outstanding at
  June 30, 1995                                 --     41,125,791       --      4,788,550      45,914,341

Repurchase of shares                            --     (3,110,833)      --             --      (3,110,833)
                                        ----------    -----------    -----     ----------     -----------

Shares issued and outstanding at
  June 30, 1996                                 --     38,014,958       --      4,788,550      42,803,508

Cancellation of shares                          --    (38,014,958)      --     (4,788,550)    (42,803,508)
                                        ----------    -----------    -----     ----------     -----------

Issuance of shares                      26,815,880             --       --             --      26,815,880

Shares issued and outstanding at
  June 30, 1997                         26,815,880             --       --             --      26,815,880


Issuance of shares                       8,679,178             --       --             --       8,679,178
                                        ----------    -----------    -----     ----------     -----------
Shares issued and outstanding at
  June 30, 1998                         35,495,058             --       --             --      35,495,058
                                        ==========    ===========       ==             ==      ==========

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                        YEAR ENDED JUNE 30,
                                                                  ------------------------------
                                                                   1996         1997        1998
                                                                  -------      -------      -----
                                                                (restated)   (restated)
OPERATING ACTIVITIES:
    Net income (loss)                                             $   104      $   (58)     $   5
    Adjustments to reconcile net income (loss) to net
      cash flows:
        Extraordinary loss from early debt retirement                  10           42         --
        Cumulative effect of accounting change                          7           --         --
        Loss on sale of divested assets                              (123)           5         --
        Net loss on sales of assets                                     2            3          1
        Depreciation and amortization                                  31           29         35
        Stock option compensation expense                              --           --          2

        Changes in operating assets and liabilities net
          of effects of acquisition:
            Accounts receivable                                        33           24        (45)
            Inventories                                                11          (48)        74
            Prepaid expenses and other current assets                  (2)           3         --
            Other assets                                                1            6         --
            Accounts payable and accrued expenses                     (28)          29         28
            Other non-current liabilities                              14          (10)        (3)
                                                                  -------      -------      -----
            NET CASH PROVIDED BY OPERATING ACTIVITIES                  60           25         97
                                                                  -------      -------      -----

INVESTING ACTIVITIES:
        Capital expenditures                                          (16)         (20)       (32)
        Proceeds from sales of assets                                   4            9          5
        Proceeds from sales of divested assets                        182           48         --
        Acquisition of business                                        --           --       (195)
                                                                  -------      -------      -----
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         170           37       (222)
                                                                  -------      -------      -----

FINANCING ACTIVITIES:
        Short-term borrowings                                       1,276        1,137        300
        Payment on short-term borrowings                           (1,354)      (1,098)      (382)
        Proceeds from long-term borrowings                             --          582        176
        Principal payments on long-term debt                         (108)        (407)        (2)
        Deferred debt issuance costs                                   (2)         (26)        (7)
        Prepayment penalty                                             (5)         (20)        --
        Payments to previous shareholders for
          cancellation of stock                                        --         (422)        --
        Issuance of common and preferred stock                         --          161         42
        Specific Proceeds Collateral Account                          (30)          30         --
        Other                                                          (1)          --         --
                                                                  -------      -------      -----
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (224)         (63)       127
                                                                  -------      -------      -----

Effect of exchange rate changes on cash and cash equivalents           (8)          --         --
                                                                  -------      -------      -----
          NET CHANGE IN CASH AND CASH EQUIVALENTS                      (2)          (1)         2
Cash and cash equivalents at beginning of period                        8            6          5
                                                                  -------      -------      -----
          CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     6      $     5      $   7
                                                                  =======      =======      =====


                See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

        Business: Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (DMFC together with DMC, "the Company") operates in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products. The Company primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. The Company holds the rights to the Del Monte brand in the United States.

        During fiscal 1998, the Company acquired certain of Contadina's canned processed tomato product lines from Nestle USA, Inc. and Contadina Services, Inc. (see Note B). Contadina operates in one business segment which manufactures and markets branded, private label, industrial and foodservice processed tomato products from manufacturing facilities in Hanford, California and Woodland, California. Contadina's products are distributed throughout the United States. The acquisition was accounted for using the purchase method of accounting.

        Basis of Accounting: Pursuant to the Agreement and Plan of Merger, dated February 21, 1997, and amended and restated as of April 14, 1997 (the "Merger Agreement"), entered into among TPG Partners, L.P., a Delaware partnership ("TPG"), TPG Shield Acquisition Corporation, a Maryland corporation ("Shield"), and DMFC, Shield merged with and into DMFC (the "Merger"), with DMFC being the surviving corporation. By virtue of the Merger, shares of DMFC's preferred stock having an implied value of approximately $14 held by certain of DMFC's stockholders, who remained investors, were canceled and were converted into the right to receive common stock of the surviving corporation. All other shares of DMFC stock were canceled and were converted into the right to receive cash consideration as set forth in the Merger Agreement. In the Merger, the common stock and preferred stock of Shield was converted into shares of new DMFC common stock and preferred stock, respectively. The Merger was accounted for as a leveraged recapitalization for accounting purposes (the "Recapitalization"); accordingly, all assets and liabilities continue to be stated at historical cost.

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and depreciated over their estimated useful lives, principally by the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized.

        The principal estimated useful lives are: land improvements -- 10 to 30 years; building and leasehold improvements -- 10 to 30 years; machinery and equipment -- 7 to 15 years. Depreciation of plant and equipment and leasehold amortization was $26, $24 and $32 for the years ended June 30, 1996, 1997 and 1998.

        Intangibles: Intangibles consists of tradenames and trademarks, and are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of the asset, not to exceed 40 years.

        Revenue Recognition: Revenue from sales of product, and related cost of products sold, is recognized upon shipment of product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

        Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

        Advertising Expenses: The Company expenses all costs associated with advertising as incurred or when the advertising first takes place. Advertising expense was $5, $6 and $2 for the years ended June 30, 1996, 1997 and 1998, respectively.

        Research and Development: Research and development costs are included as a component of "Selling, administrative and general expense." Research and development costs charged to operations were $6, $5 and $5 for the years ended June 30, 1996, 1997 and 1998, respectively.

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

        Foreign Currency Translation: For the Company's operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts were translated at the average rates during the period.

        Fair Value of Financial Instruments: The carrying amount of certain of the Company's financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

        The carrying amounts of the Company's borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the senior subordinated notes and the senior discount notes, approximate their fair value. At June 30, 1998, the fair value of the senior subordinated notes was $168 and of the senior discount notes was $147, as estimated based on quoted market prices from dealers.

        The fair value of the interest rate swap agreements at June 30, 1998 was $(3). The fair value of interest rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        Stock Option Plan: The Company accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock.

        Net Income (Loss) per Common Share: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128. Net income
(loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and redeemable common shares outstanding during the period (Note F). Net income (loss) attributable to common shares is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock.

        Change in Accounting Principle: Effective July 1, 1995, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that assets held and used, including intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified certain events as possible indicators that an asset's carrying value may not be recoverable, including the elimination of or a significant reduction in a product line. Future cash flows will be estimated based on current levels of production, market sales price and operating costs adjusted for expected trends. The statement also requires that all long-lived assets, for which management has committed to a plan to dispose, be reported at the lower of carrying amount or fair value. During fiscal 1996, a review of assets to be disposed of resulted in identification of certain assets (farm lands and plants no longer in use) whose carrying value exceeded their present fair value, and a loss of $7 was recorded. The Company does not depreciate long-lived assets held for sale.

NOTE B - ACQUISITIONS

        On December 19, 1997, the Company acquired the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. ("Nestle") and Contadina Services, Inc. for a total purchase price of $197, comprised of a base price of $177 and an estimated net working capital adjustment of $20. The consideration was paid solely in cash. The purchase price was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2, and therefore a reduction in the purchase price to a total of $195. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5, consisting primarily of liabilities in respect of reusable packaging materials and vacation accruals. In connection with the Contadina Acquisition, approximately $7 of acquisition-related expenses were incurred.

        The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values which include values based on independent appraisals and management estimates. These estimates may be adjusted to actual amounts; however, any resulting adjustment is not expected to be material. The allocation of the $195 purchase price is as follows: inventory $93, prepaid expenses $5, property, plant and equipment $85, intangibles $16 and accrued liabilities $4.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        Results of operations of the Contadina Acquisition are included in the Consolidated Statement of Operations for June 30, 1998 since the acquisition date. The following unaudited pro forma information has been prepared assuming the Contadina Acquisition had taken place on July 1, 1996:

                                                   YEAR ENDED JUNE 30,
                                                 -----------------------
                                                  1997             1998
                                                 ------           ------
Net sales                                        $1,377           $1,405
Operating income                                     61               80
Net loss before extraordinary item                  (48)              (9)
Net loss                                         $  (90)          $   (9)
                                                 ======           ======
Net loss attributable to common stockholders     $ (160)          $  (14)
                                                 ======           ======
Loss per share                                   $(2.51)          $(0.41)
                                                 ======           ======

        These pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's results of operations actually would have been if the Contadina Acquisition had occurred as of the date indicated.

NOTE C -- DIVESTED ASSETS

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

        The following results of the Latin American operations are included in the Consolidated Statements of Operations:

                                                        YEAR ENDED JUNE 30,
                                                        -------------------
                                                          1996       1997
                                                          ----       ----
            Net sales                                     $ 55       $ 17
            Costs and expenses                              50         17
                                                          ----       ----
            Income from operations before income taxes       5         --
            Provision for income taxes                       1         --
                                                          ----       ----
            Income from Latin American operations         $  4       $ --
                                                          ====       ====

        Del Monte Philippines. On March 29, 1996, the Company entered into a repurchase agreement to sell its 50.1% interest in Del Monte Philippines (a joint venture operating primarily in the Philippines) and also executed a supply agreement, for total proceeds of $100 (net of $2 of related transaction expenses) which were paid solely in cash. Under the terms of the supply agreement, the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the eight-year term of the agreement (Note K).

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The following results of the Del Monte Philippines operations are included in the Consolidated Statement of Operations for the year ended June 30, 1996:

              Net sales                                     $102
              Costs and expenses                              97
                                                            ----
              Income from operations before income taxes       5
              Provision for income taxes                       2
                                                            ----
              Income from operations                        $  3
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

        For the year ended June 30, 1996, net sales of $15, costs and expenses of $11 and income from operations of $4 resulting from the pudding business are included in the Consolidated Statement of Operations.

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE D - SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                            JUNE 30,
                                                        ----------------
                                                        1997       1998
                                                        -----      -----
                                                      (restated)
Trade accounts receivable:
   Trade                                                $  68      $ 109
   Allowance for doubtful accounts                         (1)        (1)
                                                        -----      -----
        TOTAL TRADE ACCOUNTS RECEIVABLE                 $  67      $ 108
                                                        =====      =====

Inventories:
   Finished product                                     $ 239      $ 237
   Raw materials and supplies                              13         19
   Other, principally packaging material                   87        110
                                                        -----      -----
        TOTAL INVENTORIES                               $ 339      $ 366
                                                        =====      =====

Property, plant and equipment:
   Land and land improvements                           $  37      $  42
   Buildings and leasehold improvements                    93        107
   Machinery and equipment                                233        307
   Construction in progress                                10         24
                                                        -----      -----
                                                          373        480
   Accumulated depreciation                              (151)      (175)
                                                        -----      -----
        PROPERTY, PLANT AND EQUIPMENT, NET              $ 222      $ 305
                                                        =====      =====

Intangible assets:
   Trademark                                            $  --      $  16
   Accumulated amortization                                --         --
                                                        -----      -----
        INTANGIBLE ASSETS, NET                          $  --      $  16
                                                        =====      =====

Other assets:
   Deferred debt issue costs                            $  19      $  26
   Other                                                    4         --
                                                        -----      -----
                                                           23         26
   Accumulated amortization                                --         (3)
                                                        -----      -----
        TOTAL OTHER ASSETS                              $  23      $  23
                                                        =====      =====

Accounts payable and accrued expenses:
   Accounts payable--trade                              $  79      $  99
   Marketing and advertising                               59         80
   Payroll and employee benefits                           17         18
   Current portion of accrued pension liability            12          9
   Current portion of other noncurrent liabilities         19         12
   Other                                                   34         41
                                                        -----      -----
        TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 220      $ 259
                                                        =====      =====

Other noncurrent liabilities:
   Accrued postretirement benefits                      $ 145      $ 144
   Accrued pension liability                               26         16
   Self-insurance liabilities                              15          8
   Other                                                   17         26
                                                        -----      -----
        TOTAL OTHER NONCURRENT LIABILITIES              $ 203      $ 194
                                                        =====      =====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE E - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        Short-term borrowings under the revolving credit agreement were $82 at June 30, 1997 and zero at June 30, 1998. Unused amounts under the revolving credit agreement at June 30, 1997 and 1998 totaled $242 and $327, respectively.

        In conjunction with the Contadina Acquisition, the Company issued $230 of 12 1/2% senioR discount notes ("DMFC Notes" ) and received proceeds of $126. The DMFC Notes accrue interest on each June 15 and December 15, which will be accreted through December 15, 2002, after which time interest is to be paid in cash until maturity. The DMFC Notes mature on December 15, 2007. These DMFC Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed, on December 15, 2005 or thereafter. On or prior to December 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the DMFC Notes with the net cash proceeds of one or more public equity offerings, at a redemption price of 112.50% of the accreted value to the date of redemption. The DMFC Notes were issued with registration rights requiring the Company (i) to file, within 75 days of the consummation of the Contadina Acquisition, a registration statement under the Securities Act of 1933, as amended, to exchange the DMFC Notes for new registered notes with terms substantially identical to the Initial Notes and,
(ii) to use its best efforts to effect that registration within 150 days after the consummation of the Contadina Acquisition. A registration statement was filed to this effect on March 4, 1998 with an amended statement filed on July 10, 1998. Until the registration statement is declared effective, the Company will be required to pay an additional .5% interest on the accreted value of the DMFC Notes. In connection with the financing related to the Contadina Acquisition, $7 of deferred debt issuance costs were capitalized.

        On April 18, 1997, the Company completed a recapitalization transaction in which $301 of proceeds from the transaction were used to repay the outstanding balances of the then-existing $400 revolving credit facility, term loan, and Senior Subordinated Guaranteed Pay-in-Kind Notes. Concurrent with the Recapitalization, the Company entered into a credit agreement with respect to the Term Loan Facility (the "Term Loan") and the Revolving Credit Facility (the "Revolver"). The Term Loan provides for term loans in the aggregate amount of $380, consisting of Term Loan A of $200 and Term Loan B of $180. The Revolver provides for revolving loans in an aggregate amount of up to $350, including a $70 Letter of Credit subfacility. The Revolving Credit Facility will expire in fiscal 2003, Term Loan A will mature in fiscal 2003, and Term Loan B will mature in fiscal 2005. In connection with the Contadina Acquisition, the Company amended its bank financing agreements and related debt covenants to permit additional funding under the existing Term B loan which was drawn in an amount of $50. Amortization of the additional Term B loan amount is incremental to the scheduled amortization of the existing Term B loan. Such additional amortization will begin on a quarterly basis in the second quarter of fiscal 1999.

        In connection with the Recapitalization, the Company incurred expenses totaling $85 of which $25 were included in selling, advertising, administrative and general expense, $22 were charged to other expense and $38 were accounted for as an extraordinary loss. The extraordinary loss consisted of previously capitalized debt issue costs of approximately $19 and a 1996 PIK Note premium and a term loan make-whole aggregating $19. In addition, in conjunction with the Bank Financing, $19 of debt issue costs were capitalized. Deferred debt issuance costs are amortized on a straight-line basis over the life of the related debt issuance.

        The interest rates applicable to amounts outstanding under Term Loan A and the Revolving Credit Facility are, at the Company's option, either (i) the base rate (the higher of 0.50% above the Federal Funds Rate or the bank's reference rate) plus 1.00% or (ii) the reserve adjusted offshore rate plus 2.00% (7.625% at June 30, 1998). Interest rates on Term Loan B are, at the Company's option, either (i) the base rate plus 2.00% or (ii) the offshore rate plus 3.00% (8.625% at June 30, 1998).

        The Company is required to pay the lenders under the Revolving Credit Facility a commitment fee of 0.425% on the unused portion of such facility. The Company is also required to pay the lenders under the Revolving Credit Facility letter of credit fees of 1.50% per year for commercial letters of

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

credit and 2.00% per year for all other letters of credit, as well as an additional fee in the amount of 0.25% per year to the bank issuing such letters of credit. At June 30, 1998, a balance of $23 was outstanding on these letters of credit.

        In addition, on April 18, 1997, the Company issued senior subordinated notes (the "DMC Notes") with an aggregate principal amount of $150 and received gross proceeds of $147. The DMC Notes accrue interest at 12.25% per year, payable semiannually in cash on each April 15 and October 15. The DMC Notes are guaranteed by DMFC and mature on April 15, 2007. The DMC Notes are redeemable at the option of the Company on or after April 15, 2002 at a premium to par that initially is 106.313% and that decreases to par on April 15, 2006 and thereafter. On or prior to April 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of notes originally issued with the net cash proceeds of one or more public equity offerings at a redemption price equal to 112.625% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of notes originally issued remains outstanding immediately after any such redemption.

        Long-term debt consists of the following:

                                                        JUNE 30,
                                                      ------------
                                                      1997    1998
                                                      ----    ----
                   Term Loan                          $380    $429
                   Senior Subordinated Notes           147     147
                   Senior Discount Notes               --      133
                   Other                                 1     --
                                                      ----    ----
                                                       528     709
                   Less current portion                  2      32
                                                      ----    ----
                                                      $526    $677
                                                      ====    ====

        At June 30, 1998, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter will be as follows:

                             1999                       $ 32
                             2000                         37
                             2001                         42
                             2002                         47
                             2003                         53
                             Thereafter                  598
                                                        ----
                                                         809
                             Less discount on notes      100
                                                        ----
                                                        $709
                                                        ====

        The Term Loan and Revolver are collateralized by security interests in certain of the Company's assets. At June 30, 1998, assets totaling $808 were pledged as collateral for approximately $429 of short-term borrowings and long-term debt.

        The DMC Notes, DMFC Notes, Term Loan and Revolver (collectively "the Debt") agreements contain restrictive covenants with which the Company must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, the Company is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. The Company is in compliance with all of the Debt covenants at June 30, 1998.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The Company made cash interest payments of $30, $24 and $71 for the years ended June 30, 1996, 1997 and 1998, respectively.

        As required by the Company's Debt agreements, the Company has entered into interest-rate swap agreements which effectively converts $235 notional principal amount of floating rate debt to a fixed-rate basis for a three-year period beginning May 22, 1997, thus reducing the impact of interest-rate changes on future income. The Company paid a fixed rate of 6.375% and received a weighted average rate of 5.75%. The incremental effect on interest expense for the year ended June 30, 1998 was approximately $1. The agreements also include a provision establishing the rate the Company will pay as 7.50% if the three-month LIBOR rate sets at or above 7.50% during the term of the agreements. The Company will continue paying 7.50% until the three-month LIBOR again sets below 7.50% at which time the fixed rate of 6.375% will again become effective. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE F - STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK

        On February 21, 1997, Del Monte Foods Company entered into a recapitalization agreement and plan of merger, which was amended and restated as of April 14, 1997, with affiliates of Texas Pacific Group. Under this agreement, Shield, a corporation affiliated with TPG, was to be merged with and into DMFC, with DMFC being the surviving corporation. The Merger became effective on April 18, 1997. By virtue of the Merger, shares of DMFC's outstanding preferred stock having a value implied by the Merger consideration of approximately $14, held by certain of DMFC's pre-recapitalization stockholders who remained investors pursuant to the Recapitalization, were canceled, and were converted into the right to receive new DMFC common stock. All other shares of DMFC stock were canceled and were converted into the right to receive cash consideration, as set forth in the Merger Agreement. In the Merger, the common and preferred stock of Shield were converted into new shares of common stock and preferred stock, respectively, of DMFC.

        Immediately following the consummation of the Recapitalization, the charter of DMFC authorized DMFC to issue capital stock consisting of 191,542,000 shares of new common stock (the "Common Stock"), $.01 par value, and 1,000,000 shares of new preferred stock (the "Preferred Stock"), $.01 par value. The Company issued and had outstanding 26,815,880 shares of Common Stock, and 35,000 shares of Preferred Stock. TPG and certain of its affiliates or partners held 20,925,580 shares of DMFC's Common Stock, continuing shareholders of DMFC held 2,729,857 shares of such stock, and other investors held 3,160,443 shares. TPG and certain of its affiliates held 17,500 outstanding shares of Series A Preferred Stock, and TCW Capital Investment Corporation held 17,500 outstanding shares of Series B Preferred Stock.

        The Preferred Stock accumulates dividends at the annual rate of 14% of the liquidation value, payable quarterly. These dividends are payable in cash or additional shares of Preferred Stock, at the option of the Company, subject to availability of funds and the terms of its loan agreements, or through a corresponding increase in the liquidation value of such stock. The Preferred Stock had an initial liquidation preference of $1,000 per share and may be redeemed at the option of the Company at a redemption price equal to the liquidation preference plus accumulated and unpaid dividends (the "Redemption Price"). The Company is required to redeem all outstanding shares of Preferred Stock on or prior to April 17, 2008 at the Redemption Price, or upon a change of control of the Company at 101% of the Redemption Price. The initial purchasers of Preferred Stock for consideration of $35 received 35,000 shares of Preferred Stock and warrants to purchase, at a nominal exercise price, shares of DMFC Common Stock representing 2% of the then-outstanding shares of DMFC Common Stock. A value of $3 was placed on the warrants, and such amount is reflected as paid-in-capital within stockholders' equity. The remaining $32 was reflected as redeemable preferred stock. Effective May 1, 1998, all 547,262 warrants were exercised with a resulting 547,262 shares of common stock issued to the holders of the warrants.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The two series of preferred stock had no voting rights except the right to elect one director to the Board for each series, resulting in the authorized number of directors to be increased, in cases where dividends are in arrears for six quarters or shares have not been redeemed within ten days of a redemption date.

        On October 13, 1997, the Company authorized a new series of cumulative redeemable preferred stock, Series C, and authorized issuance of shares of such new series of preferred stock in exchange for all of the issued and outstanding shares of cumulative redeemable preferred stock, Series A and B, held by preferred stock shareholders. The Series A and Series B preferred stock were retired upon completion of this exchange.

        The terms of the Series C preferred stock are substantially identical to those of the Series A and B stock with the exception of a call premium and right of holders to require redemption upon a change in control. The Series C preferred stock will be redeemable at the option of the Company at a redemption price ranging from 103% of the liquidation preference, if redeemed prior to October 1998, to 100% of the liquidation preference, if redeemed after October 2000. The Series A and B preferred stock was redeemable by the Company at par. In the event of a change of control of the Company, the holders of the Series C preferred stock will have the right to require the Company to repurchase shares of such stock at 101% of the liquidation preference. Under the terms of the Series A and B preferred stock, shares of such stock were mandatorily redeemable (i.e., the holder did not have the option of continuing to hold such shares) at 101% of the liquidation preference. On January 16, 1998, TPG and certain of its affiliates sold approximately 93% of their preferred stock holdings to unaffiliated investors.

        Dividends paid on redeemable preferred stock were $1 for the year ended June 30, 1997 and $5 for the year ended June 30, 1998 consisting of $1 of additional shares issued and $4 of accretion.

        For the years ended June 30, 1996 and 1997, the Company declared dividends for the following series of then-outstanding redeemable preferred stock:

                              DIVIDEND RATE PER SHARE
                                YEAR ENDED JUNE 30,
                              -----------------------
               SERIES            1996       1997
               ------            -----      -----
                 A1              $3.81      $1.92
                 B               $3.87      $1.95
                 D               $3.94      $1.98
                 E               $3.94      $1.98

        These dividends were paid in like-kind redeemable preferred stock at the rate of .04 shares for each $.001 dividend declared. Resulting issuance of additional shares and related par values were:

                                   YEAR ENDED JUNE 30,
                                -------------------------
                                   1996           1997
                                ----------     ----------
          Additional shares      1,824,999      1,027,406
          Total par value       $    0.018     $    0.010

        In the Recapitalization, all of the redeemable preferred stock issued prior to April 18, 1997 was either canceled and converted into the right to receive new DMFC common stock or canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE G - EARNINGS PER SHARE

        The following tables set forth the computation of basic and diluted earnings per share:

BASIC EARNINGS PER SHARE                                                       JUNE 30,
                                                             --------------------------------------------
                                                                 1996            1997            1998
                                                                 ----            ----            ----
                                                              (restated)      (restated)
Numerator:
    Income (loss) per common share before extraordinary
        item and cumulative effect of accounting change      $        121    $        (16)   $          5
    Preferred stock dividends                                         (82)            (70)             (5)
                                                             ------------    ------------    ------------
    Numerator for basic earnings (loss) per share -
        income (loss) attributable to common shares
        before extraordinary items and cumulative
        effect of accounting change                          $         39    $        (86)   $         --
                                                             ============    ============    ============

Denominator:
    Denominator for basic earnings per share - weighted
        average shares                                         75,047,353      61,703,436      31,619,642

Basic income (loss) per common share before
    extraordinary item and cumulative effect of
    accounting change                                        $       0.52    $      (1.40)   $       0.01

Extraordinary loss                                           $         10    $         42    $         --

Extraordinary loss per common share                          $      (0.14)   $      (0.67)   $         --

Cumulative effect of accounting change                       $          7    $         --    $         --

Cumulative effect of accounting change per common share      $      (0.09)   $         --    $         --

DILUTED EARNINGS PER SHARE

Numerator:
    Income (loss) per common share before extraordinary
        item and cumulative effect of accounting change      $        121    $        (16)   $          5
    Preferred stock dividends                                         (82)            (70)             (5)
                                                             ------------    ------------    ------------
    Numerator for diluted earnings (loss) per share -
        income (loss) attributable to common shares before
        extraordinary items and cumulative effect of
        accounting change                                    $         39    $        (86)   $         --
                                                             ============    ============    ============

Denominator:
    Denominator for diluted earnings per share -
        weighted average shares                                75,047,353      61,840,245      32,355,131

Diluted income (loss) per common share before
    extraordinary item and cumulative effect of
    accounting change                                        $       0.52    $      (1.40)   $       0.01

Extraordinary loss                                           $         10    $         42    $         --

Extraordinary loss per common share                          $      (0.14)   $      (0.67)   $         --

Cumulative effect of accounting change                       $          7    $         --    $         --

Cumulative effect of accounting change per common share      $      (0.09)   $         --    $         --

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE H - EMPLOYEE STOCK PLANS

STOCK OPTION INCENTIVE PLAN

        On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997) which allows the granting of options to certain key employees. Options may be granted to participants for up to 1,784,980 shares of the Company's common stock. Options may be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Two different vesting schedules have been approved under the 1997 Stock Incentive plan. Under the plan, 1,736,520 options were granted. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. In addition, on February 24, 1998, the Company adopted the Del Monte Foods Company Non Employee Director and Independent Contractor 1997 Stock Option Plan. Under the plan, 148,828 options were granted. Options terminate 10 years from the date of grant and vest monthly on a proportionate basis over four years.

        The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan") was approved in final form on May 29, 1998. Under the 1998 Stock Incentive Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,195,687 shares of Common Stock may be made to key employees of the Company. The term of any Option or SAR is not to be more than ten years from the date of its grant. At June 30, 1998, no Awards have been made under the 1998 Stock Incentive Plan.


                                      WEIGHTED AVERAGE EXERCISE
OPTION SHARES                              PRICE PER SHARE           NUMBER OF SHARES
Outstanding at July 1, 1997                      --                             --
Granted                                      $ 5.22                      1,885,348
Canceled                                       5.22                         46,353
Exercised                                        --                             --
Outstanding at June 30, 1998                   5.22                      1,838,995
Exercisable at June 30, 1998                   5.22                        452,422
Available for grant at June 30, 1998          13.31                      3,195,687

        The weighted-average remaining contractual life for the above options is
8.8 years.

        The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value

        Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Issued to Employees" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 0; risk-free interest rates of 5.74%; and expected lives of 7 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value per share of options granted during the year was $2.78.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information as calculated in accordance with SFAS 123, results in pro forma net income of $5 and a pro forma loss per common share of $(0.01) for the year ended June 30, 1998.

STOCK PURCHASE PLAN

        Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 957,710 shares of common stock of the Company are reserved for issuance under the Employee Stock Purchase Plan, At June 30, 1998, 454,146 shares of the Company's common stock have been purchased by and issued to eligible employees. It is anticipated that no future shares will be issued pursuant to this plan.

        Total compensation expense recognized in connection with stock-based awards for the year ended June 30, 1998 was $2.

NOTE I - RETIREMENT BENEFITS

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

        It has been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Del Monte's defined benefit retirement plans were determined to be underfunded under federal ERISA guidelines. In connection with the Recapitalization, the Company entered into an agreement with the U.S. Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company will contribute a total of $55 to its defined benefit pension plans through calendar 2001, with $15 contributed within 30 days after the consummation of the Recapitalization. The contributions to be made in 1999, 2000 and 2001 will be secured by a $20 letter of credit to be obtained by the Company by August 31, 1998.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The following table sets forth the pension plans' funding status and amounts recognized on the Company's balance sheet:

                                                                        JUNE 30
                                                                    ---------------
                                                                    1997       1998
                                                                    -----     -----
    Actuarial present value of benefit obligations:
    Vested benefit obligation                                       $(269)    $(277)
                                                                    =====     =====
    Accumulated benefit obligation                                  $(274)    $(286)
                                                                    =====     =====

    Projected benefit obligation for services rendered to date      $(279)    $(292)
    Plan assets at fair value                                         276       299
                                                                    -----     -----
    Plan assets in excess of (less than) projected
      benefit obligation                                               (3)        7
    Unrecognized net actuarial gain                                   (34)      (31)
    Unrecognized prior service income                                  (1)       (1)
                                                                    -----     -----
    Accrued pension cost recognized in the consolidated
      balance sheet                                                 $ (38)    $ (25)
                                                                    =====     =====


        The components of net periodic pension cost for all defined benefit plans are as follows:

                                                                       JUNE 30
                                                             ----------------------------
                                                              1996       1997        1998
                                                              ----       ----        ----
    Service cost for benefits earned during period           $   4       $   3      $   3
    Interest cost on projected benefit obligation               21          21         21
    Actual return on plan assets                               (32)        (35)       (35)
    Net amortization and deferral                               11          13         10
                                                             -----       -----     ------
    Net periodic pension cost                                $   4       $   2     $   (1)
                                                             =====       =====     ======

        Significant rate assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                                   AS OF JUNE 30,
                                                             -------------------------
                                                             1996       1997      1998
                                                             ----       ----      ----
    Discount rate used in determining projected
      benefit obligation                                      8.0%      7.75%      7.0%
    Rate of increase in compensation levels                   5.0       5.0        5.0
    Long-term rate of return on assets                        9.0       9.0        9.0

        In addition, the Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The contributions to multi-employer plans for the year ended June 30, 1998 was $6. The Company also sponsors defined contribution plans covering substantially all employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $1 for the year ended June 30, 1998.

        The Company sponsors several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Benefits, eligibility and cost-sharing provisions vary by plan and employee group.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        Net periodic postretirement benefit cost included the following components:

                                                              JUNE 30,
                                                       ----------------------
                                                       1996     1997     1998
                                                       ----     ----     ----
    Service cost                                        $ 2      $ 1     $ 1
    Interest cost                                         9        9       8
    Amortization of prior service cost                   --       (1)     (1)
    Amortization of actuarial losses (gains)             (3)      (3)     (3)
    Curtailment gain                                     (4)      --      --
                                                        ---     ----    ----
    Net periodic postretirement benefit cost            $ 4      $ 6     $ 5
                                                        ===      ===     ===

        The Company amortizes unrecognized gains and losses at the end of the fiscal year over the expected remaining service of active employees. The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet:

                                                       JUNE 30,
                                                     -------------
                                                     1997     1998
                                                     ----     ----
    Accumulated postretirement benefit obligation:
        Current retirees                            $  80    $  83
        Fully eligible active plan participants        11        7
        Other active plan participants                 13       18
                                                     ----     ----
                                                      104      108
        Unrecognized prior service cost                10        8
        Unrecognized gain                              38       35
                                                     ----     ----
        Accrued postretirement benefit cost          $152     $151
                                                     ====     ====

        For the years ended June 30, 1997 and 1998, the weighted average annual assumed rate of increase in the health care cost trend is 11.5%, and is assumed to decrease gradually to 6.0% in the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by $12 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.

        The discount rate used in determining the accumulated postretirement benefit obligation as of June 30, 1997 and 1998 was 7.75% and 7.00%, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE J - PROVISION FOR INCOME TAXES

        The provision for income taxes consists of the following:

                                                      YEAR ENDED JUNE 30,
                                                    ------------------------
                                                    1996      1997      1998
                                                    ----      ----      ----
                                                 (restated) (restated)
     Income before minority interest and taxes:
        Domestic                                    $106      $(58)     $  6
        Foreign                                       12         1        --
                                                    ----      ----      ----
                                                    $118      $(57)     $  6
                                                    ====      ====      ====

     Income tax provision (benefit) Current:
           Federal                                  $  5      $ --      $  1
           State                                       6        --        --
                                                    ----      ----      ----
        Total current                                 11        --         1
                                                    ----      ----      ----
        Deferred:
           Federal                                    --        --        --
           State                                      --        --        --
                                                    ----      ----      ----
        Total deferred                                --        --        --
                                                    ----      ----      ----
                                                    $ 11      $ --      $  1
                                                    ====      ====      ====

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         YEAR ENDED JUNE 30,
                                                         -------------------
                                                            1997     1998
                                                           -----    -----
                                                          (restated)
              Deferred tax assets:
                  Post employment benefits                 $  53    $  53
                  Pension expense                             16       12
                  Purchase accounting                         --        7
                  Workers' compensation                        8        4
                  Leases and patents                           4        3
                  Interest                                    --        3
                  State income taxes                          14       11
                  Other                                       24       17
                  Net operating loss and tax credit
                    carry forward                             33       31
                                                           -----    -----
                         Gross deferred tax assets           152      141
                         Valuation allowance                (122)    (112)
                                                           -----    -----
                         Net deferred tax assets              30       29
              Deferred tax liabilities:
                  Depreciation                                30       26
                  Intangible                                  --        3
                                                           -----    -----
                         Gross deferred liabilities           30       29
                                                           -----    -----
                         Net deferred tax asset            $  --    $  --
                                                           =====    =====

        The net change in the valuation allowance for the years ended June 30, 1997 and 1998 was an increase of $30 and a decrease of $10, respectively. The Company believes that based on a history of tax losses and related absence of recoverable prior taxes through net operating loss carryback, it is more likely than not that the net operating losses and the net deferred tax assets will not be realized. Therefore, a full valuation allowance in the amount of $112 has been recorded.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The differences between the provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                         1996     1997       1998
                                                         ----     ----       ----
Income taxes (benefit) computed at the statutory
    U.S. federal income tax rates                         $42     $(19)      $  2
Taxes on foreign income at rates different than U.S.
    federal income tax rates                               (1)      --         --
State taxes, net of federal benefit                         3       --         --
Net operating losses for which no benefit
    has been recognized                                    --       19         --
Realization of prior years' net operating losses
    and tax credits                                       (33)      --         (1)
                                                          ---     ----       ----
Provision for income taxes                                $11     $ --       $  1
                                                          ===     ====       ====

        As of June 30, 1998, the Company had operating loss carryforwards for tax purposes available from domestic operations totaling $77 which will expire between 2008 and 2012.

        The Company made income tax payments of $5 and $4 for the years ended June 30, 1996 and 1997. The Company made no income tax payments for the year ended June 30, 1998.


NOTE K - COMMITMENTS AND CONTINGENCIES

        The Company leases certain property and equipment and office and plant facilities. At June 30, 1998, the aggregate minimum rental payments required under operating leases that have initial or remaining terms in excess of one year are as follows:

                    1999                                $15
                    2000                                 13
                    2001                                 11
                    2002                                  6
                    2003                                  5
                    Thereafter                           36
                                                        ---
                                                        $86
                                                        ===

        Minimum payments have not been reduced by minimum sublease rentals of $6 due through 2016 under noncancelable subleases. Rent expense was $28, $32 and $35 for the fiscal years ended June 30, 1996, 1997 and 1998, respectively. Rent expense includes contingent rentals on certain equipment based on usage.

        The Company has entered into noncancelable agreements with growers, with terms ranging from two to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $54, $114, $66 for the years ended June 30, 1996, 1997 and 1998. The Company also has commitments to purchase certain finished goods.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        At June 30, 1998, aggregate future payments under such purchase commitments (priced at the June 30, 1998 estimated cost) are estimated as follows:

                      1999                               $ 60
                      2000                                 49
                      2001                                 38
                      2002                                 35
                      2003                                 31
                      Thereafter                           73
                                                         ----
                                                         $286                                                         ----
                                                         ====

        In connection with the sale of the Company's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, the Company signed an eight-year supply agreement whereby the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term. The Company expects to purchase $38 in fiscal 1999 under this supply agreement for pineapple products. During the year ended June 30, 1998, the Company purchased $38 under the supply agreement.

        Effective December 21, 1993, DMC sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation ("Silgan"). In connection with the sale to Silgan, DMC entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of DMC's metal container requirements for foods and beverages in the United States. Purchases under the agreement during the year ended June 30, 1998 amounted to $186. The Company believes the supply agreement provides it with a long-term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

        On November 1, 1992, DMC entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the years ended June 30, 1996, 1997 and 1998 were $16, $18 and $16, respectively. The agreement expires in November 2002 with optional successive one-year extensions.

        At June 30, 1998, base payments under the agreement are as follows:

                     1999                                $14
                     2000                                 13
                     2001                                 13
                     2002                                 14
                     2003                                  5
                                                         ---
                                                         $59
                                                         ===

        Del Monte has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 79% of its hourly and seasonal work force. Of these represented employees, 4% of employees are under agreements that will expire in calendar 1999.

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable, and the amounts of such losses are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

        The Company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management none of these actions, individually or in the aggregate, will have a material effect on the Company's results of operations, cash flow, liquidity or financial position.

        On March 25, 1997, the entities that purchased the Company's Mexican subsidiary in October 1996 commenced an action in Texas state court alleging, among other things, that the Company breached the agreement with respect to the purchase because the financial statements of the Mexican subsidiary did not fairly present its financial condition and results of operations in accordance with U.S. generally accepted accounting principles. In connection with this action, $8 of the cash proceeds from the Recapitalization which were payable to shareholders and certain members of senior management of DMFC were held in escrow to be applied to fund the Company's costs and expenses in defending the action, with any remaining amounts available to pay up to 80% of any ultimate liability of the Company to the purchasers. In January 1998, the Company reached a settlement of this litigation. The settlement resolves all claims and disputes relating to the sale of the Company's Mexican subsidiary, including the purchase price adjustment contemplated at the time of the sale. The Company's portion of the settlement was within the amount reserved and thus did not adversely impact net income of the Company.


NOTE L - FOREIGN OPERATIONS AND GEOGRAPHIC DATA

        The Company's earnings in fiscal 1996 and 1997 were derived in part from foreign operations. These operations, a significant factor in the economies of the countries where the Company operates, were subject to the risks that are inherent in operating in such foreign countries, including government regulations, currency and ownership restrictions, risks of expropriation and burdensome taxes. Certain of these operations were also dependent on leases and other agreements with these governments. Transfers between geographic areas were accounted for as intercompany sales, and transfer prices are based generally on negotiated contracts. As of November 1996, the Company no longer had any ownership in foreign operations.

        The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                                        YEAR ENDED JUNE 30,
                                                        -------------------
                                                          1996      1997
                                                         ------    ------
        Net sales
             United States                               $1,147    $1,203
             Philippines                                    142        --
             Latin America                                   55        17
             Transfer between geographic areas              (39)       (3)
                                                         ------    ------
                Total net sales                          $1,305    $1,217
                                                         ======    ======

        Operating income:
             United States                               $   65    $   71
             Philippines                                     12        --
             Latin America                                    5        --
                                                         ------    ------
                Total operating income                   $   82    $   71
                                                         ======    ======

        Assets:
             United States                               $  701    $  667
             Philippines                                     --        --
             Latin America                                   35        --
                                                         ------    ------
                                                         $  736    $  667
                                                         ======    ======

        Liabilities of the Company's Operations
          Located in Foreign Countries                   $    7    $   --
                                                         ======    ======

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE M - DEL MONTE CORPORATION

        DMC is directly-owned and wholly-owned by DMFC. For the year ended June 30, 1998, DMC and DMC's subsidiaries accounted for 100% of the consolidated revenues and net earnings of the Company, except for those expenses incidental to the DMFC Notes. As of June 30, 1998, DMFC's sole asset, other than intercompany receivables from DMC, was the stock of DMC. DMFC had no subsidiaries other than DMC and DMC's subsidiaries, and had no direct liabilities other than intercompany payables to DMC and the DMFC Notes. DMFC is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.


NOTE N - RELATED PARTY TRANSACTIONS

        In connection with the Recapitalization, the Company entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $.5 or 0.05% of the budgeted consolidated net sales of the Company. For the year ended June 30, 1998, TPG received fees of less than $1. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in the reviewing the Company's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtainable in an arms'-length transaction with an unaffiliated third party.

        In connection with the Recapitalization, the Company also entered into an agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG pursuant to which TPG is entitled to receive fees up to 1.5% of the "transaction value" for each transaction in which the Company is involved, which may include acquisitions, refinancings and recapitalizations. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). In connection with the Contadina Acquisition, TPG received $3 upon the closing of the acquisition as compensation for its services as financial advisor for the acquisition. In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtainable in an arms'-length transaction with an unaffiliated third party.


NOTE O - PUBLIC OFFERING

        In fiscal 1998, the Company filed a registration statement on Form S-1 with the SEC for the purpose of making a public offering of shares of its Common Stock (the "Offering"). The Offering, which was expected to close in July 1998, was postponed due to conditions in the equity securities market.

        On May 1, 1998, in contemplation of the Offering, Del Monte Foods Company merged with and into a newly created wholly-owned subsidiary incorporated under the laws of the state of Delaware to change Del Monte

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


Foods Company's state of incorporation from Maryland to Delaware. The Certificate of Incorporation authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock and an aggregate of 2,000,000 shares of preferred stock.

        On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock (the "Stock Split"). Accordingly, all share and per share amounts for all periods have been retroactively adjusted to give effect to the Stock Split.


NOTE P - PLANT CONSOLIDATION

        In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company recorded charges of $7. These costs relate to severance and benefit costs for 433 employees to be terminated. No expenditures have been recorded against this accrual as of June 30, 1998. This plan will be implemented in a specific sequence over the next three years. The plan involves suspending operations at the Modesto facility for a year while that facility is reconfigured to accommodate fruit processing which is currently taking place at the San Jose and Stockton facilities (which sites will be permanently closed). The tomato processing currently at the Modesto facility will be moved to the Hanford facility. Management believes that because of these sequenced activities, it is not likely that there will be any significant changes to this plan. In addition, due to historically low turnover at the affected plants, the Company can reasonably estimate the number of employees to be terminated, and, due to the existence of union contracts, the Company can reasonably estimate any related benefit exposure.

        The Company anticipates that it will incur total charges of approximately $36 as a result of these plant closures. These expenses include costs, net of estimated salvage values, of $16 representing accelerated depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to the plant closure, $7 in severance costs (as described above) and various other costs totaling $13, such as costs to remove and dispose of those assets and ongoing fixed costs to be incurred during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. Total charges relating to plant closures recorded in fiscal 1998 were $10 million (including depreciation expense of $3 million recorded in the fourth quarter of fiscal 1998). These charges are expected to affect the Company's results over the next four-year period as follows: $13 in fiscal 1999 (including depreciation expense of $9), $9 in fiscal 2000 (including depreciation expense of $4), $3 in fiscal 2001 and $1 in fiscal 2002.

        Assets that are subject to accelerated depreciation, the costs of which have begun to be reflected in operations during the fourth quarter of fiscal 1998 resulting in an additional depreciation charge of $3, consist primarily of buildings and of machinery and equipment, which will no longer be needed due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of two tomato processing plants. The remaining useful lives of the buildings at the San Jose facility were decreased by approximately 20 years due to this acceleration. The remaining useful lives of machinery and equipment at the affected plants have been reduced to one year, two years and three years for the Modesto, San Jose and Stockton facilities, respectively.


NOTE Q - SUBSEQUENT EVENT

        On July 10, 1998, the Company entered into an agreement with Nabisco, Inc. to reacquire rights to the Del Monte brand in South America and to purchase Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela. Nabisco had retained ownership of the Del Monte brand in South American and the Venezuela Del Monte business when it sold other Del Monte businesses in 1989.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


NOTE R - RESTATEMENT OF FINANCIAL INFORMATION

        The Company has restated its financial statements for the years ended June 30, 1996 and 1997. This action was taken following consultation with the staff of the Securities and Exchange Commission regarding the deferral of $16 of gain resulting from the sale of the Company's 50.1% interest in Del Monte Philippines in March 1996 (see Note C). The Company had allocated $16 of the $100 proceeds from the sale to the supply agreement the Company executed in conjunction with the sale. The deferred gain of $16 was being recognized by the Company over the eight-year term of the supply agreement. After discussions with the staff of the Securities and Exchange Commission, the Company has recognized the $16 gain at the time of the sale.

        The fiscal 1996 financial statements have been restated to include the $16 gain and the fiscal 1997 financial statements have been restated to reverse the recognition of $2 of the deferred gain. The impact of these adjustments on the Company's financial results as originally reported is summarized as follows:


                                                        1996                          1997
                                             --------------------------    --------------------------
                                             AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                             -----------    -----------    -----------    -----------
          Net income (loss) before
            extraordinary item                  $ 105          $ 121          $ (14)          $ (16)
          Net income (loss) ..........             88            104            (56)            (58)
          Net income (loss)
            attributable to
            common  shares ...........              6             22           (126)           (128)
          Net income (loss) per common
            share ....................           0.08           0.29          (2.04)          (2.07)


NOTE S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


1998 (1) (2)                                        First          Second           Third          Fourth
                                                    -----           -----           -----           -----
Net Sales                                           $ 251           $ 369           $ 348           $ 345
Operating income                                       17              20              20              25
Income (loss) before extraordinary item                --               2              (2)              5
Net income (loss)                                      --               2              (2)              5
Per share data: (3)
    Basic income (loss) per share before
      extraordinary item                            (0.06)           0.05           (0.10)           0.11
    Diluted income (loss) per share before
      extraordinary item                            (0.06)           0.05           (0.10)           0.10

1997 (4) (as restated)
Net Sales                                           $ 264           $ 364           $ 308           $ 281
Operating income                                       17              24              26               4
Income (loss) before extraordinary item                 3               5              15             (39)
Net income (loss)                                      (1)              5              15             (77)
Per share data: (3)
    Basic income (loss) per share before
      extraordinary item                            (0.27)          (0.25)          (0.12)          (1.47)
    Diluted income (loss) per share before
      extraordinary item                            (0.27)          (0.25)          (0.12)          (1.44)

(1) The third and fourth quarters of 1998 include $2 and $1, respectively, of inventory step-up related to inventory purchased in the Contadina Acquisition.

(2) The third and fourth quarters of 1998 include $7 and $3, respectively, of charges related to the Company's plant consolidation program.

(3) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(4) The fourth quarter of 1997 includes $85 of expenses related to the Recapitalization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Del Monte. Such individuals hold the same positions with DMC. Each director will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

NAME                                    AGE                  POSITIONS
----                                    ---                  ---------
Richard W. Boyce ..............          44          Chairman of the Board; Director
Richard G. Wolford ............          53          Chief Executive Officer; Director
Wesley J. Smith ...............          51          Chief Operating Officer; Director
Timothy G. Bruer ..............          41          Director
Al Carey ......................          46          Director
Patrick Foley .................          66          Director
Brian E. Haycox ...............          56          Director
Denise M. O'Leary .............          41          Director
William S. Price, III .........          42          Director
Jeffrey A. Shaw ...............          34          Director
David L. Meyers ...............          52          Executive Vice President, Administration and Chief
                                                     Financial Officer
Glynn M. Phillips .............          61          Executive Vice President, Sales
Brent D. Bailey ...............          46          Executive Vice President, Marketing
Thomas E. Gibbons .............          50          Senior Vice President and Treasurer
William J. Spain ..............          56          Senior Vice President, Technology
Richard L. French .............          41          Senior Vice President and Chief Accounting Officer
William R. Sawyers ............          36          Vice President, General Counsel and Secretary


        Richard W. Boyce, Chairman of the Board; Director. Mr. Boyce became Chairman of the Board and a director of Del Monte in August 1997. Mr. Boyce has been President of SRB, Inc., which provides management services to TPG and its affiliated companies, since 1997. He currently serves as Chairman and Chief Executive Officer of Favorite Brands International, Inc. He was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President of Operations for Pepsi-Cola North America. From 1980 to 1992, Mr. Boyce was employed by Bain & Company, where he was a partner. He is also a director of J. Crew Group, Inc.

        Richard G. Wolford, Chief Executive Officer; Director. Mr. Wolford joined Del Monte as Chief Executive Officer and a director in April 1997 upon consummation of the Recapitalization. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

        Wesley J. Smith, Chief Operating Officer; Director. Mr. Smith joined Del Monte as Chief Operating Officer and a director in April 1997 upon consummation of the Recapitalization. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

        Timothy G. Bruer, Director. Mr. Bruer became a director of Del Monte in August 1997. Mr. Bruer has been President and Chief Executive Officer and a director of Silverado Foods, Inc. since March 1997. From 1993 until that time, he was Vice President and General Manager of the Culinary Division of Nestle. He is also a director of Authentic Specialty Foods Inc.

        Al Carey, Director. Mr. Carey became a director of Del Monte in November 1997. He is the Chief Operating Officer of Frito-Lay, Inc., a division of PepsiCo, Inc., and has been employed in various capacities with that company since 1981.

        Patrick Foley, Director. Mr. Foley became a director of Del Monte in August 1997. Mr. Foley is Chairman, President and Chief Executive Officer of DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc. He joined DHL in September 1988, with more than 30 years experience in hotel and airline industries. He was formerly Chairman and President of Hyatt Hotel Corporation. Mr. Foley serves on the Boards of Directors of Continental Airlines, Inc., DHL International, Flextronics International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

        Brian E. Haycox, Director. Mr. Haycox was elected to the Board of Directors of Del Monte in June 1995. He was elected as Co-Chairman and Co-Chief Executive Officer of Del Monte in December 1995, and he served in those capacities until the consummation of the Recapitalization. Mr. Haycox served as President and Chief Executive Officer of Del Monte Tropical Fruit Company from 1988 until 1993. Prior to that time Mr. Haycox served in a variety of management positions within the Del Monte organization.

        Denise M. O'Leary, Director. Ms. O'Leary became a director of Del Monte in August 1997. Ms. O'Leary has been a Special Limited Partner of Menlo Ventures since 1996. From 1983 to 1996, she was a General Partner of Menlo Ventures. Ms. O'Leary serves on the Boards of Directors of various private companies as well as on the Board of ALZA Corporation. She is a member of the Board of Trustees of Stanford University and a director of UCSF Stanford Health Care.

        William S. Price, III, Director. Mr. Price became a director of Del Monte in August 1997. Mr. Price was a founding partner of TPG in 1992. Prior to forming TPG, he was Vice President of Strategic Planning and Business Development for G. E. Capital, and from 1985 to 1991, he was employed by Bain & Company, where he was a partner and co-head of the Financial Services Practice. Mr. Price serves on the Boards of Directors of Belden & Blake Corporation, Beringer Wine Estates Holdings, Inc., Continental Airlines, Inc., Denbury Resources, Inc., Favorite Brands International, Inc., Vivra Specialty Partners, Inc. and Zilog, Inc.

        Jeffrey A. Shaw, Director. Mr. Shaw became a director of Del Monte in May 1997. Mr. Shaw is a partner of TPG and has been an executive of TPG since 1993. Prior to joining TPG, Mr. Shaw was a principal of Acadia Partners, L.P., an investment partnership affiliated with the Robert M. Bass Group, for three years. Mr. Shaw serves as a director of Ducati Motors S.p.A., Ducati North America, Inc., Favorite Brands International, Inc. and Ryanair PLC.

        David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined the Company in 1989. He was elected Chief Financial Officer of Del Monte in December 1992 and served as a member of the Board of Directors of Del Monte from January 1994 until consummation of the Recapitalization. Prior to joining the Company, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983).

        Glynn M. Phillips, Executive Vice President, Sales. Mr. Phillips joined Del Monte in October 1994. Prior to joining the Company, Mr. Phillips was Vice President, Sales of The Clorox Company where he also held various sales and marketing positions from 1973 to 1994.

        Brent D. Bailey, Executive Vice President, Marketing. Mr. Bailey joined Del Monte in his current position in January 1998. Prior to that he was with The Dial Corporation since 1992 as Senior Vice President and General Manager -- Household Division, and Senior Vice President -- Portfolio Group. From 1974 to 1992, Mr. Bailey held marketing management positions with Procter & Gamble, Frito-Lay and Pillsbury.

        Thomas E. Gibbons, Senior Vice President and Treasurer. Mr. Gibbons joined Del Monte in 1969 and was elected to his current position in February 1995. He was elected Vice President and Treasurer of Del Monte in January 1990. Mr. Gibbons' prior experience also includes a variety of positions within the Company's and RJR Nabisco's tax and financial organizations.

        William J. Spain, Senior Vice President, Technology. Mr. Spain joined Del Monte in 1966 and was elected to his current position in February 1995. Previously, he was Vice President, Research, Government and Industry Relations of Del Monte. Mr. Spain has also held various positions within Del Monte in corporate affairs, production management, quality assurance, environmental and energy management, and consumer services.

        Richard L. French, Senior Vice President and Chief Accounting Officer. Mr. French joined Del Monte in 1980 and was elected to his current position in May 1998. Mr. French was Vice President and Chief Accounting Officer of Del Monte from August 1993 through May 1998 and has held a variety of positions within the Company's financial organization.

        William R. Sawyers, Vice President, General Counsel and Secretary. Mr. Sawyers joined Del Monte in November 1993 and was elected to his current position in 1995. Prior to joining the Company, Mr. Sawyers was an associate with the law firm of Shearman & Sterling from 1987 to 1993.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation paid by the Company for fiscal years 1996, 1997 and 1998 to each individual serving as its Chief Executive Officer during fiscal year 1998, to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1998.


                                                                                          Long Term Compensation
                                                                                     -----------------------------------
                                                                                      Securities
Name and Principal                   Fiscal                             Other Annual  Underlying      LTIP      All Other
Positions                             Year    Salary(1)     Bonus         Comp(2)    Option Awards  Payouts(3)   Comp (4)
-----------------------------------   ----   ----------   ----------    ------------ -------------  ----------  ---------

Richard G. Wolford (5) ............   1998   $  500,000   $  250,000           --      569,071           --   $    7,995
Chief Executive Officer               1997      100,641           --           --           --           --      251,196

Wesley J. Smith (6) ...............   1998      400,000      200,000           --      569,071           --        6.896
Chief Operating Officer               1997       80,513           --           --           --           --      251,145

David L. Meyers ...................   1998      298,000      149,000      151,701           --       12,206
Executive Vice President,             1997      286,000      159,400           --           --   $  421,000    2,959,771
Administration & CFO                  1996      273,000      143,000   $   55,386           --      421,000       11,242

Glynn M. Phillips .................   1998      238,795      118,300           --       29,497           --       11,838
Executive Vice President,             1997      239,118      118,300           --           --      280,000    1,974,454
Sales                                 1996      225,750      118,250           --           --      280,000        9,206

Thomas E. Gibbons .................   1998      191,467       57,200           --       12,067           --        4,800
Senior Vice President &               1997      183,458       59,900           --           --      210,000      115,829
Treasurer                             1996      175,600       63,900           --           --       54,600        4,717


(1)  Reflects actual base earnings for the fiscal year specified.

(2) Fiscal 1996 reflects certain perquisites, including moving expenses for Mr. Meyers ($33,091) and company car ($15,500).

(3) Reflects payments under the Company's Old Management Equity Plan and Long Term Incentive Plan.

(4) For fiscal 1996: Company contributions to the Del Monte Corporation Savings Plan --Mr. Meyers $4,500; Mr. Phillips $4,500; Mr. Gibbons $4,500; Company paid term life premiums -- Mr. Meyers $3,407; Mr. Phillips $4,706; Mr. Gibbons $217; amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $3,335.

     For fiscal 1997: Company contributions to the Del Monte Corporation Savings Plan -- Mr. Meyers $4,500; Mr. Phillips $4,500; Mr. Gibbons $4,500, Company paid term life premiums -- Mr. Wolford $1,196; Mr. Smith $1,145; Mr. Meyers $4,198; Mr. Phillips $5,325; Mr. Gibbons $217; amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $4,130; amounts under the New MEP (as defined below) paid April 1997 -- Mr. Meyers $2,946,943; Mr. Phillips $1,964,629; Mr. Gibbons $111,112. For Messrs. Wolford and Smith, the fiscal 1997 amount includes a consulting fee of $250,000 each paid in December 1997 for the period prior to April 18, 1997.

     For fiscal 1998: Company contributions to the Del Monte Corporation Savings Plan -- Mr. Wolford $1,875; Mr. Smith $2,000; Mr. Meyers $4,800; Mr. Phillips $4,800; Mr. Gibbons $4,800, Company paid term life premiums -- Mr. Wolford $6,120; Mr. Smith $4,896; Mr. Meyers $3,585; Mr. Phillips $7,038; amount paid under the nonqualified Additional Benefits Plan -- Mr. Meyers $3,821.

(5)  Mr. Wolford became Chief Executive Officer as of April 18, 1997.

(6)  Mr. Smith became Chief Operating Officer as of April 18, 1997.



                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                             Potential Realizable Value
                                                                                             at Assumed Annual Rates of
                                                                                             Stock Price Appreciation
                                                  Individual Grants                               for Option Term
                                      -----------------------------------------   -----------------------------------------------
                                       Number of
                                      Securities     Percent of Total
                                      Underlying     Options Granted   Exercise
                                       Options       to Employees in    Price
                                       Granted           Fiscal         (Per      Expiration
     Name                                 (1)             Year          Share)       Date               5%                10%
----------------------------            -------      ----------------  --------   ----------         ----------         ----------
Richard G. Wolford                      569,071           32.8%          $5.22      4/18/07         $1,866,553         $4,734,671
Wesley J. Smith                         569,071           32.8%           5.22      4/18/07          1,866,553          4,734,671
David L. Meyers                         151,701            8.7%           5.22      4/18/07            497,579          1,262,152
Glynn M. Phillips                        29,497            1.7%           5.22      4/18/07             96,750            245,415
Thomas E. Gibbons                        12,067            0.7%           5.22      4/18/07             39,580            100,397


(1)  Messrs. Wolford and Smith vest monthly on a proportionate basis over a four
     (4) year period; Messrs. Meyers, Phillips and Gibbons vest annually on a proportionate basis over a five (5) year period.


       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES



                                                                     Number of
                                                                     Securities          Value of Unexercised
                                                                     Underlying              In-the-Money
                                                                    Unexercised               Options at
                                                                     Options at                 June 30,
                                                                    June 30, 1998               1998(1)
                                                                    -------------            -------------
                              Shares
                           Acquired on           Value              Exercisable/              Exercisable/
      Name                   Exercise          Realized             Unexercisable            Unexercisable
------------------           --------          --------             -------------            -------------
Richard G. Wolford               --               $--               166,777/402,294               $--
Wesley J. Smith                  --                --               166,777/402,294                --
David L. Meyers                  --                --               29,881/121,820                 --
Glynn M. Phillips                --                --                5,749/23,748                  --
Thomas E. Gibbons                --                --                 2,107/9,960                  --

(1) As of the end of fiscal 1998, there was no public market for the Company's Common Stock. Under a Stockholders' Agreement between the Company and each optionee, the Company has certain rights to acquire any Common Stock issuable upon the exercise of an option. Such acquisition would be at a price set by a formula which, as of the end of fiscal 1998, equaled $5.22 per share.

EMPLOYMENT AND OTHER ARRANGEMENTS

        The Management Equity Plan. Established beginning in fiscal 1995 and modified in March 1996, the Company's Management Equity Plan ("New MEP") provided awards to certain key executives upon the sale of the Company or upon the public offering of the Company's Common Stock. Under the terms of the New MEP, the "Base Value" of the Company's preferred and Common Stock was established at $125 million. To the extent that proceeds from the sale of the Company to preferred and common stockholders (after repayment of debt but without reduction for payment to executives under the New MEP) exceeded the $125 million Base Value, an award pool of 6% of such excess was set aside for payment to the Company's executive officers. The New MEP was terminated concurrent with the Recapitalization.

        In connection with the Recapitalization, the Company made payments aggregating approximately $19.7 million pursuant to the New MEP. This amount was allocated as follows:

            Mr. Haycox(1) ..............$4,911,572
            Mr. Mullan(1) .............. 4,911,572
            Mr. Little(2) .............. 2,946,943
            Mr. Meyers ................. 2,946,943
            Mr. Phillips ............... 1,964,629
            Other officers(3) .......... 2,000,016

(1) Messrs. Haycox's and Mullan's employment as Co-Chairmen/Co-CEO terminated as of April 18, 1997.

(2) Mr. Little's employment as Executive Vice President, Worldwide Operations terminated as of April 30, 1997.

(3)  Other officers includes Mr. Gibbons and 17 other senior officers.

        Messrs. Meyers and Phillips were participants in the MEP prior to its modification in March 1996 (the "Old MEP"), and as such became eligible for awards for fiscal 1995 based on the annual equity growth formula in effect under the Old MEP for such year. Messrs. Meyers and Phillips were paid installment payments of the Old MEP awards in the amounts of $421,000 and $280,000, respectively, in June 1996 and remained eligible for installment payment of the Old MEP awards in the amounts of $421,000 and $280,000, respectively, for fiscal 1997. The Company was obligated to pay these fiscal 1997 awards at the time of the Recapitalization.

        Long Term Incentive Plan. Established on July 1, 1990, amended and restated on July 1, 1995, the Long Term Incentive Plan ("LTIP") provided certain key management employees with a long-term incentive program based on Company performance. The LTIP had a performance cycle of three (3) fiscal years with interim award payments at the end of each fiscal year based on employee's target award. The three year target award was determined by multiplying (i) the executive's base pay by (ii) a percentage based on salary grade level, and multiplying the result by (iii) three (for each fiscal year in the performance cycle). Interim awards were determined by comparing actual financial performance compared to target goals and subject to a percentage payout schedule. Mr. Gibbons received fiscal 1995 and fiscal 1996 awards of $50,400 and $54,600, respectively. Mr. Gibbons received the final fiscal 1997 award in the amount of $210,000 at the time of the Recapitalization. The plan was terminated following the Recapitalization.

        The Annual Incentive Award Plan. The Annual Incentive Award Plan ("AIAP") provides annual cash bonuses to certain management employees, including certain of the named senior executives. The target bonus for each eligible employee is based on a percentage of base salary. Actual payment amounts are based on the Company's achievement of annual earnings objectives and individual performance objectives at fiscal year end. The targeted percentage of base salary is as follows: Mr. Wolford - 50%, Mr. Smith - 50%, Mr. Meyers - 50%, Mr. Phillips - 50%, and Mr. Gibbons - 30%. Messrs. Wolford and Smith were not eligible for the AIAP for fiscal 1997.

        Stock Purchase Plan. The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. Under the Plan, key employees are allowed to purchase up to

$5 million in Common Stock. To date, 454,146 shares of the Company's Common Stock have been purchased by and issued to eligible employees.

        Stock Incentive Plans. The Del Monte Foods Company 1997 Stock Incentive Plan was approved on August 4, 1997 and amended on November 4, 1997. Under the 1997 Stock Incentive Plan, grants of incentive stock options and nonqualified stock options representing 1,784,980 shares of Common Stock may be made to key employees. With the exception of options for 151,701 shares issued to Mr. Bailey on January 19, 1998, the options were granted at an exercise price equal to the fair market value of the shares at the time of such grant and have a ten-year term. Two different vesting schedules have been approved under the 1997 Stock Incentive Plan. The first provides for annual vesting on a proportionate basis over five years and the second provide for monthly vesting on a proportionate basis over four years. As of June 30, 1998, options for 1,690,167 shares of Common Stock are held by eligible employees. It is not anticipated that any additional options will be granted pursuant to this plan.

        The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan") was adopted as the Del Monte Foods Company 1998 Stock Option Plan by the Board of Directors on April 24, 1998 and approved in final form by the Compensation Committee on May 29, 1998. Under the 1998 Stock Incentive Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,195,687 shares of Common Stock may be made to employees of the Company. Subject to certain limitations, the Compensation Committee has authority to grant Awards under the 1998 Stock Incentive Plan and to set the terms of any such Awards. As of June 30, 1998, no Awards had been made under the 1998 Stock Incentive Plan.

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

        The percentage of monthly compensation credited varies according to age as follows:

                                                  All Monthly         Monthly Compensation
Participant Age                                  Compensation       Above Social Security Base
---------------                                  ------------       --------------------------
Below 35 .....................                       4.0%                     3.0%
35 but below 45 ..............                       5.0%                     3.0%
45 but below 55 ..............                       6.0%                     3.0%
55 and over ..................                       7.0%                     3.0%

        The Del Monte Corporation Retirement Plan was amended effective January 1, 1998 to change the interest credit from 110% of the U.S. Pension Benefit Guaranty Corporation ("PBGC") rate to the yield on the 12-month Treasury Bill rate plus 1.5%. In addition, the factors for annuity conversions were changed from specific Company factors to factors based on 30-year Treasury Bond yields and an Internal Revenue Service ("IRS") specified mortality table. A participant's annual age 65 annuity benefit will be the greater of an annuity based on (i) the credit balance as of December 31, 1997 increased by interest credits (and not compensation credits) of 110% of the December 31, 1997 PBGC rate divided by 8.2 or (ii) the credit balance at the time of retirement using an annuity factor based on 30-year Treasury Bond yields and an IRS specified mortality table. Alternatively, a participant at retirement or other termination of employment may elect a lump sum distribution of his or her account balance.

        Participants who, as of January 1, 1988, were at least age 40 with ten or more years' service, or at least age 55 with five or more years' service, are eligible to receive an alternative retirement benefit that is based on the terms of the prior Del Monte Corporation Retirement plan. For credited service after December 31, 1981, such participants have accrued an annual benefit of 1.75% of average final compensation multiplied by years of credited service. Average final compensation is the participant's highest five years' average compensation during his or her last ten years of credited service; compensation generally includes base salary and awards under the AIAP but not other forms of incentive compensation. The amount determined by this alternative benefit formula is reduced by .75% of the participant's Social Security benefit, multiplied by years of credited service. For credited service prior to January 1, 1982, a similar benefit formula is applied.

        The Del Monte Corporation Retirement Plan was amended effective April 30, 1992 to cease recognition of any future credited service or average final compensation under the alternative retirement benefit. At retirement, a participant who was eligible for the alternative retirement benefit will receive an annual retirement benefit equal to the greater of the retirement benefit determined by his or her PRA, or his or her alternative retirement benefit based on compensation and credited service to April 30, 1992. Alternatively, a participant may elect the greater of a lump sum distribution of his or her PRA account balance or the actuarial equivalent lump sum of the age 65 alternative benefit.

        Nonqualified Retirement Plans. Effective January 1, 1990, the Company established the Del Monte Corporation Additional Benefits Plan and the Del Monte Corporation Supplemental Benefits Plan (the "Nonqualified Retirement Plans"). The Nonqualified Retirement Plans are "top hat" and "excess" benefit plans designed to provide benefits in excess of those otherwise permitted under the Del Monte Corporation Retirement Plan and the Del Monte Corporation Savings Plan (which is qualified under Section 401(k) of the Internal Revenue Code) by Sections 401(a)(17) and 415 of the Internal Revenue Code. The Nonqualified Retirement Plans also provide benefits in respect of certain amounts of severance not taken into account under the Del Monte Corporation Retirement Plan or the Del Monte Corporation Savings Plan. Employees who participate in the Del Monte Corporation Retirement Plan or the Del Monte Corporation Savings Plan are generally eligible to participate in the Nonqualified Retirement Plans. Benefits under the Nonqualified Retirement Plans are unfunded and paid from the general assets of the Company.

        Set forth below are the estimated annual benefits payable at age 65 (assuming lump sum payments are not elected) under the Del Monte Corporation Retirement Plan and the Nonqualified Retirement Plans:


                                           Year Attaining           Estimated Annual
Participant                                    Age 65             Retirement Benefit(a)
-----------                                    ------             ---------------------
Mr. Wolford ................................... 2009                    $125,819
Mr. Smith ..................................... 2012                     127,143
Mr. Phillips .................................. 2002                      28,260
Mr. Meyers .................................... 2010                     186,356
Mr. Gibbons ................................... 2012                     178,762

(a) The estimated annual retirement benefits shown assumes no increase in compensation or AIAP and interest credits (as defined in the plans) of 6.68%.

        Employment Arrangements. During fiscal 1998, the Company had employment agreements with each of Messrs. Wolford, Smith, Meyers, Phillips, and Gibbons. The following summaries of the material provisions of the employment agreements with Mr. Wolford and Mr. Smith (the "Wolford/Smith Employment Agreements"), the employment agreement with Mr. Meyers (the "EVP Employment Agreement") and the employment agreement with Mr. Phillips (the "Phillips Employment Agreement") do not purport to be complete and are qualified in their entirety by reference to such agreements. The employment agreements of Messrs. Wolford, Smith, Meyers, Phillips and Gibbons have been filed as exhibits to this Form 10-K.

        On March 16, 1998, Del Monte entered into employment agreements with Mr. Wolford and Mr. Smith as Chief Executive Officer and Chief Operating Officer, respectively. The Wolford/Smith Employment Agreements are for an indefinite term. Under the terms of the Wolford/Smith Employment Agreements, if the employment of Mr. Wolford or Mr. Smith is terminated by Del Monte for any reason other than for cause or by such executive for any reason, he would be entitled to continue to receive his base salary and target award under the AIAP (50% of base salary) and to participate in certain employee welfare benefit plans and programs of the Company for up to two years after the date of such termination of employment, subject to his not competing with the Company, not soliciting employees of the Company and not disclosing proprietary or confidential information of the Company and subject to his signing a general release and waiver with respect to certain claims he may have against the Company.

        The EVP Employment Agreement is for an indefinite term. Specifically, the EVP Employment Agreement provides that if the executive's employment terminates for any reason other than for Cause (as defined) or if the executive resigns for Good Reason (as defined), such executive would receive as severance, subject to the executive's not competing with the Company or disclosing confidential information or trade secrets of the Company, severance payments over a three-year period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to the executive over such three-year period would equal two times the sum of: (a) the executive's highest annual base salary in effect during the twelve-month period prior to such termination or resignation and (b) the target award (50% of annual base salary) under the AIAP (or successor thereto) for the year in which such termination or resignation occurs (or, if greater, the amount of the award for the next preceding year). In addition, the executive would receive a pro rata annual bonus under the AIAP for the year in which such termination or resignation occurs and would be entitled to participate in the employee benefit plans and programs maintained by the Company in which the executive participates until the earlier of (i) the end of the three-year period and (ii) such time as the executive is covered by comparable programs of a subsequent employer.

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

        Mr. Gibbons' employment agreement is similar to that of Mr. Phillips except that it does not require Mr. Gibbons to execute an agreement not to compete or disclose confidential information in order to receive severance payments over an eighteen-month period.

DIRECTORS' COMPENSATION

        Under Company policy, Messrs. Boyce, Bruer, Foley and Haycox and Ms. O'Leary each receive $25,000 per year to be paid in cash or in Common Stock of DMFC, at the option of the director. Each of these directors also receive $2,000 for each committee meeting of the Board of Directors attended in person.

        In February 1998, the Company adopted a stock incentive plan with terms substantially identical to the terms of the Del Monte Foods 1997 Stock Incentive Plan for the benefit of directors and independent contractors of the Company. Pursuant to that plan, Mr. Boyce received options representing 148,828 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the period following consummation of the Recapitalization through the end of Del Monte's last completed fiscal year, Del Monte did not have a compensation committee or other board committee performing equivalent functions. During that period, the entire Board of Directors had authority to consider executive compensation matters. The membership of the Board of Directors during that period is described under

"Management -- Directors and Executive Officers" above. No person who was an officer, employee or former officer of Del Monte or any of its subsidiaries participated in deliberations of Del Monte's Board of Directors concerning executive officer compensation.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 31, 1998, (i) by each person who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company identified in the table set forth under the heading "Management -- Executive Compensation;" and (iv) by all executive officers and directors as a group.


                                                                          SHARES BENEFICIALLY OWNED (A)
                       NAME AND ADDRESS OF                          -------------------------------------
                        BENEFICIAL OWNER                              NUMBER                   PERCENT(B)
                        ----------------                            -------------              ----------
            TPG Partners, L.P. ......................               24,682,808(c)                 69.5%
              201 Main Street, Suite 2420
              Fort Worth, TX 76102
            TPG Parallel I, L.P. ....................                2,459,828(c)                  6.9
              201 Main Street, Suite 2420
              Forth Worth, TX 76102
            399 Venture Partners, Inc. ..............                2,490,046                     7.0
              399 Park Avenue, 14th Floor
              New York, NY 10043
            Richard W. Boyce ........................                  148,828(d)                  0.4
            Richard G. Wolford ......................                  636,110(e)                  1.8
            Wesley J. Smith .........................                  636,110(e)                  1.8
            Timothy G. Bruer ........................                       --                    --
            Al Carey ................................                    2,681(f)                  0.0
            Patrick Foley ...........................                    4,022(f)                  0.0
            Brian E. Haycox .........................                    5,363(f)                  0.0
            Denise M. O'Leary .......................                    4,022(f)                  0.0
            William S. Price, III ...................                    --(c)                    --
            Jeffrey A. Shaw .........................                       --                    --
            David L. Meyers .........................                  199,586(g)                  0.6
            Glynn M. Phillips .......................                   48,651(h)                  0.1
            Thomas E. Gibbons .......................                   33,328(i)                  0.1
            All executive officers and directors as a
            group (14 persons) ......................               28,931,056(j)                 78.2


(a) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

(b) Calculated excluding all shares issuable pursuant to agreements, options or warrants of Del Monte, except as to each individual, entity or group, the shares issuable to such individual, entity or group pursuant to agreements, options or warrants of Del Monte, as described below in notes (d) through
     (j), as the case may be.

(c) TPG Partners, L.P. and TPG Parallel I, L.P. are entities affiliated with William S. Price, III. Mr. Price disclaims beneficial ownership of all shares owned by such entities.

(d)  Includes 148,828 shares issuable upon exercise of options issued to Mr.
     Boyce.

(e)  In each case, includes 569,071 shares issuable upon exercise of options.

(f) Messrs. Carey, Foley and Haycox and Ms. O'Leary have elected to receive shares of Common Stock in lieu of cash for their directors' fees. See "Executive Compensation -- Directors' Compensation."

(g)  Includes 151,701 shares issuable upon exercise of options.

(h)  Includes 29,497 shares issuable upon exercise of options.

(i)  Includes 12,067 shares issuable upon exercise of options.

(j) Includes all shares held by entities affiliated with a director as described in note (d) above and all shares issuable by Del Monte pursuant to arrangements as described in notes (e) through (i) above.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the Recapitalization, the Company entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG pursuant to which TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $500,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. Such indemnification may not extend to actions arising under the U.S. federal securities laws. The Management Advisory Agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in reviewing the Company's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financings. The Management Advisory Agreement does not specify the minimum number of TPG personnel who must provide such services or the individuals who must provide them, nor does it require that a minimum amount of time be spent by such personnel on Company matters. The services that will be provided by TPG cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under the Management Advisory Agreement reasonably reflect the benefits to be received by the Company and are comparable to those obtained in an arm's-length transaction with an unaffiliated third party.

        In connection with the Recapitalization, the Company also entered into an agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG pursuant to which TPG received a cash financial advisory fee of approximately $8.4 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization, which included assistance in connection with the evaluation of the fairness of the Recapitalization and the valuation of the Company in connection therewith. TPG also is entitled to receive fees up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). The Transaction Advisory Agreement includes indemnification provisions similar to those in the Management Advisory Agreement, which provisions also may not extend to actions arising under the U.S. federal securities laws. In connection with the Contadina Acquisition, TPG received from the Company a transaction fee of approximately $3 million. In connection with the South America Acquisition, TPG will receive a transaction fee of less than $.5 million. In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits received and to be received by the Company and are comparable to those obtained in an arm's-length transaction with an unaffiliated third party.

        Also in connection with the Recapitalization, DMFC and the holders of its common stock, including TPG, entered into a stockholders' agreement dated as of April 18, 1997 (the "Stockholders' Agreement"). Among other things, the Stockholders' Agreement (i) imposes certain restrictions on the transfer of shares of DMFC common stock and (ii) gives such holders registration rights under certain circumstances. DMFC will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement. Directors and members of management of the Company to date have received 470,236 restricted shares of Common Stock, which are subject to stockholders' agreements with the Company which impose similar restrictions.

        During the second and third quarters of fiscal 1998, the Company sold shares of Common Stock to certain key employees, including the executive officers of the Company, pursuant to the Company's Employee Stock Purchase Plan. See "Management -- Employment and Other Arrangements -- Stock Purchase Plan." Messrs. Wolford and Smith each borrowed $175,000 from the Company in order to acquire a portion of the stock purchased by him pursuant to such plan, all of which remains outstanding. As of August 1, 1998, these loans bore interest at a rate of 5.41%, which rate is adjusted semi-annually, and are evidenced by promissory notes which are secured by a pledge of the stock purchased with the proceeds of the loans. The Company extended these loans in accordance with applicable law governing transactions by a corporation with its officers. The Company cannot predict whether the terms of such transactions, if made with a disinterested third party, would be more or less favorable to Messrs. Wolford and Smith, although the Company has no reason to believe that such terms would be less favorable. The Bank Financing limits the ability of the Company to make loans or advances to employees to a maximum amount outstanding at any time of $5 million. Aside from the loans to Messrs. Wolford and Smith, the Company has made no such loans or advances to any of its directors, officers or employees. Any vote by the party receiving any loan must be made in accordance with Delaware law.

        Certain conflicts of interest could arise as a result of the relationship between the Company and TPG. Messrs. Price and Shaw, each a partner of TPG, and Mr. Boyce, an officer of a company that provides management services to TPG, are also directors of the Company. None of the Company's management is affiliated with TPG. TPG has the power to control the management and policies of the Company and the determination of matters requiring stockholder approval. TPG may be subject to a conflict of interest in allocating acquisition or other business opportunities between the Company and other entities in which TPG has substantial investments. Although currently TPG has no investment in any entity that competes directly with the Company, it may in the future make such an investment.

        The Company will address any conflicts of interest and future transactions it may have with its affiliates, including TPG, or other interested parties in accordance with applicable law. Delaware law provides that any transaction with any director or officer or other entity in which any of the Company's directors or officers are also directors or officers, or have a financial interest, will not be void or voidable solely due to the fact of the interest or affiliation, nor because the votes of interested directors are counted in approving the transaction, so long as (i) the material facts of the relevant party and its interest are disclosed to the Board of Directors or the stockholders, as applicable, and the transaction is approved in good faith by a majority of the disinterested directors or by a specific vote of the stockholders, as applicable; or (ii) the transaction is fair to the Company at the time it is authorized, approved or ratified.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements

               (i) The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

                    Report of KPMG Peat Marwick LLP, Independent Auditors Consolidated Balance Sheets - June 30, 1997 and 1998 Consolidated Statements of Operations - Years ended June 30, 1996, 1997 and 1998
                    Consolidated Statements of Stockholders' Equity (Deficit) - Years ended June 30, 1996, 1997 and 1998
                    Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1997 and 1998
                    Notes to consolidated financial statements

               (ii) Report of Ernst & Young LLP, Independent Auditors, on the
                    Company's statements of operations, stockholders' equity and cash flows for the year ended June 30, 1996 follows on page 74.

          2.   Financial Statements Schedules:

               Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

          3.   Exhibits

               The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by registrant during the last quarter of the period covered by this report.

(c)  See Item 14(a)3 above.

(d)  See Item 14(a)1 and 14(a)2 above.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Del Monte Foods Company


    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Del Monte Foods Company and subsidiaries for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Del Monte Foods Company and subsidiaries for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

    In the fiscal year ended June 30, 1996, Del Monte Foods Company changed its methods of accounting for impairment of long-lived assets and for long-lived assets to be disposed of.


                                                   ERNST & YOUNG LLP


San Francisco, California
August 29, 1996, except for Note R, as to which the date is June 29, 1998 and the third paragraph of Note O, as to which the date is July 22, 1998

                                          SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY


By:     /s/  RICHARD G. WOLFORD
   ----------------------------------
             Richard G. Wolford                 Date:   September   21, 1998
          Chief Executive Officer


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


                 SIGNATURE                                TITLE                            DATE
                 ---------                                -----                            ----
  /s/  RICHARD G. WOLFORD                     Chief Executive Officer; Director     September 21,  1998
----------------------------------------
         Richard G. Wolford


  /s/  DAVID L MEYERS                         Executive Vice President,             September 21, 1998
----------------------------------------      Administration and Chief
         David L. Meyers                      Financial Officer



  /s/  RICHARD L. FRENCH                      Senior Vice President and             September 21, 1998
----------------------------------------      Chief Accounting Officer
         Richard L. French


  /s/  DICK W.  BOYCE                         Director; Chairman of the Board       September 21, 1998
----------------------------------------
             Richard W. Boyce


 /s/   TIMOTHY G. BRUER                       Director                              September 21, 1998
----------------------------------------
             Timothy G. Bruer


/s/    AL CAREY                               Director                               September 21, 1998
----------------------------------------
             Al Carey


/s/    PATRICK FOLEY                          Director                               September 21, 1998
----------------------------------------
             Patrick Foley


/s/    BRIAN E. HAYCOX                        Director                               September 21, 1998
----------------------------------------
             Brian E. Haycox


/s/    DENISE O'LEARY                         Director                               September 21, 1998
----------------------------------------
             Denise O'Leary

  /s/  WILLIAM S. PRICE, III                  Director                               September 21, 1998
----------------------------------------
             William S. Price, III


  /s/  JEFFREY A. SHAW                        Director                               September 21, 1998
----------------------------------------
             Jeffrey A. Shaw


  /s/  WESLEY J. SMITH                        Director                               September 21, 1998
----------------------------------------
             Wesley J. Smith

                                  EXHIBIT INDEX


EXHIBIT
   NO.                               DESCRIPTION
--------                             -----------
  2.1     Agreement and Plan of Merger, dated as of February 21, 1997, amended and restated as of April 14, 1997, among TPG Partners, L.P., TPG
          Shield Acquisition Corporation and Del Monte Foods Company (the
          "Agreement and Plan of Merger") (incorporated by reference to Exhibit
          2.1 to Registration Statement No. 333-29079, filed June 24, 1997 (the
          "DMC Registration Statement")) NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Agreement and Plan of Merger.

  2.2     Asset Purchase Agreement, dated as of November 12, 1997, among Nestle
          USA, Inc., Contadina Services, Inc., Del Monte Corporation and Del
          Monte Foods Company (the "Asset Purchase Agreement") (incorporated by reference to Exhibit 10.1 to Report on Form 8-K No. 33-36374-01 filed
          January 5, 1998)

  3.1 Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration
          Statement on Form S-1 No. 333-48235, filed May 18, 1998 ("Amendment
          No. 1 to the Registration Statement on Form S-l"))

  3.2     By-laws of Del Monte Foods Company (incorporated by reference to
          Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form
          S-1)

  3.3 Certificate of Designations filed May 4, 1998 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration
          Statement on Form S-1)

  3.4 Certificate of Merger between Del Monte Foods Company, a Maryland corporation, and Del Monte Foods Company, a Delaware corporation, filed May 1, 1998 (incorporated by reference to Exhibit 3.4 to
          Amendment No. 1 to the Registration Statement on Form S-1)

  3.5 Articles of Merger between Del Monte Foods Company, a Maryland corporation, and Del Monte Foods Company, a Delaware corporation, filed May 1, 1998 (incorporated by reference to Exhibit 3.5 to
          Amendment No. 1 to the Registration Statement on Form S-1)

  4.1     Stockholders' Agreement, dated as of April 18, 1997, among Del Monte
          Foods Company and its Stockholders (incorporated by reference to Exhibit 3.6 to the DMC Registration Statement) NOTE: Pursuant to the provisions of paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of the instruments pursuant to which various entities hold long-term debt of the Company or its parent or subsidiaries, none of which instruments govern indebtedness exceeding 10% of the total assets of the Company and its parent or subsidiaries on a consolidated basis

  4.2 Form of Stockholders' Agreement among Del Monte Foods Company and its employee stockholders (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed November 24, 1997 File No.
          333-40867 (the "Registration Statement on Form S-8"))

  4.3 Form of Stockholders' Agreement between Del Monte Foods Company and its Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1)

  4.4 Form of Stockholders' Agreement between Del Monte Foods Company and its Non-Employee Directors -- Directors' Fee Arrangement (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration
          Statement on Form S-1)

  4.5     Form of Registration Rights Agreement by and among TPG Partners, L.P.,
          TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registration
          Statement on Form S-1 No. 333-48235, filed June 30, 1998)

  10.1    Indenture, dated as of December 17, 1997, among Del Monte Foods
          Company, as issuer, and Marine Midland Bank, as trustee, relating to the Notes (the "Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-47289, filed March
          4, 1998 (the "Exchange Offer Registration Statement")) NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Indenture

  10.2    Form of Series B 12 1/2% Senior Discount Note due 2007 of Del Monte
          Foods Company (the "Exchange Notes") (included as Exhibit B to the
          Indenture) (incorporated by reference to Exhibit 4.2 to the Exchange
          Offer Registration Statement)

  10.3 Registration Rights Agreement, dated as of December 17, 1997, by and among Del Monte Foods Company and the Initial Purchasers listed therein, relating to the Notes (the "Registration Rights Agreement")
          (incorporated by reference to Exhibit 4.3 to the Exchange Offer
          Registration Statement) NOTE: Pursuant to the provisions of paragraph
          (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Registration Rights Agreement.

  10.4 Amended and Restated Credit Agreement, dated as of December 17, 1997, among Del Monte Corporation, ("BofA") Bank of America National Trust and Savings Association, as Administrative Agent, and the other financial institutions parties thereto (the "Amended Credit
          Agreement") (incorporated by reference to Exhibit 4.4 to the Exchange
          Offer Registration Statement) NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Amended Credit Agreement.

  10.5 Amended and Restated Parent Guaranty, dated December 17, 1997, executed by Del Monte Foods Company, with respect to the obligations under the Amended Credit Agreement (the "Restated Parent Guaranty")
          (incorporated by reference to Exhibit 4.5 to the Exchange Offer
          Registration Statement)

  10.6    Security Agreement, dated April 18, 1997, between Del Monte
          Corporation and Del Monte Foods Company and Bank of America National
          Trust and Savings Association (incorporated by reference to Exhibit
          4.6 to the DMC Registration Statement)

  10.7 Pledge Agreement, dated April 18, 1997. between Del Monte Corporation and Bank of America National Trust and Savings Association
          (incorporated by reference to Exhibit 4.7 to the DMC Registration
          Statement)

  10.8    Parent Pledge Agreement, dated April 18, 1997. between Del Monte Foods
          Company and Bank of America National Trust and Savings Association
          (incorporated by reference to Exhibit 4.8 to the DMC Registration
          Statement)

  10.9 Indenture, dated as of April 18, 1997, among Del Monte Corporation, as issuer, Del Monte Foods Company, as guarantor, and Marine Midland
          Bank, as trustee, relating to the 12 1/4% Senior Subordinated Notes
          Due 2007 (incorporated by reference to Exhibit 4.2 to the DMC
          Registration Statement)

  10.10 Registration Rights Agreement, dated as of April 18, 1997, by and among Del Monte Corporation and the Purchasers listed therein, relating to the 12 1/4% Senior Subordinated Notes Due 2007
          (incorporated by reference to Exhibit 4.9 to the DMC Registration
          Statement)

  10.11   Transaction Advisory Agreement, dated as of April 18, 1997, between
          Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registration Statement)

  10.12   Management Advisory Agreement, dated as of April 18, 1997, between Del
          Monte Corporation and TPG Partners, L.P. (incorporated by reference to
          Exhibit 10.2 to the Registration Statement)

  10.13 Retention Agreement between Del Monte Corporation and David L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)

  10.14   Retention Agreement between Del Monte Corporation and Glynn M.
          Phillips, dated October 5, 1994 (incorporated by reference to Exhibit
          10.4 to the DMC Registration Statement)

  10.15   Retention Agreement between Del Monte Corporation and Thomas E.
          Gibbons, dated January 1, 1992 (incorporated by reference to Exhibit
          10.5 to the DMC Registration Statement)

  10.16   Del Monte Foods Annual Incentive Award Plan and 1997 Plan Year
          Amendments (incorporated by reference to Exhibit 10.8 to the DMC
          Registration Statement)

  10.17 Additional Benefits Plan of Del Monte Corporation, as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.9 to the DMC Registration Statement)

  10.18   Supplemental Benefits Plan of Del Monte Corporation, effective as of
          January 1, 1990, as amended as of January 1, 1992 and May 30, 1996
          (incorporated by reference to Exhibit 10.10 to the DMC Registration
          Statement)

  10.19 Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8)

  10.20 Del Monte Foods Company 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8)

  10.21   Agreement for Information Technology Services between Del Monte
          Corporation and Electronic Data Systems Corporation, dated November 1,
          1992, as amended as of September 1, 1993 and as of September 15, 1993
          (incorporated by reference to Exhibit 10.11 to the DMC Registration
          Statement)

  10.22   Supply Agreement between Del Monte Corporation and Silgan Containers
          Corporation, dated as of September 3, 1993, as amended as of December
          21, 1993 (incorporated by reference to Exhibit 10.12 to the DMC
          Registration Statement)

  10.23   Del Monte Foods Company Non-Employee Directors and Independent
          Contractors 1997 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form
          S-1)

  10.24 Del Monte Foods Company 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration
          Statement on Form S-1 No. 333-48235, filed June 3, 1998)

 *10.25   Employment Agreement and Promissory Note of Richard Wolford

 *10.26   Employment Agreement and Promissory Note of Wesley Smith

  10.27   Supplemental Indenture, dated as of April 24, 1998, among Del Monte
          Corporation, as Issuer, Del Monte Foods Company, as Guarantor, and
          Marine Midland Bank, as Trustee (incorporated by reference to Exhibit
          10.25 to the Registration Statement on Form S-1 No. 333-48235)

  10.28   Supplemental Indenture, dated as of April 24, 1998, between Del Monte
          Foods Company, as Guarantor, and Marine Midland Bank, as Trustee
          (incorporated by reference to Exhibit 10.26 to the Registration
          Statement on Form S-1 No. 333-48235)

  10.29   Amendment and Waiver, dated as of April 16, 1998, to the Amended
          Credit Agreement and the Restated Parent Guaranty, by Del Monte
          Corporation and the financial institutions party thereto (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form
          S-1 No. 333-48235)

  10.30   Commitment Letter dated April 15, 1998 to Del Monte Corporation from
          BofA and Bankers Trust Company (incorporated by reference to Exhibit
          10.28 to the Registration Statement on Form S-1 No. 333-48235)

  10.31   Supplemental Indenture, dated as of December 19, 1997, among Del Monte
          Corporation, as Issuer, Del Monte Foods Company, as Guarantor, and
          Marine Midland Bank, as Trustee

 *11.1    Statement Re computation of earnings per share

 *12.1    Statement Re computation of ratio of earnings to fixed charges

  21.1    Subsidiaries of Del Monte Foods Company and Del Monte Corporation

 *23.1    Consent of Ernst & Young LLP, Independent Auditors

 *23.2    Consent of KPMG Peat Marwick LLP, Independent Accountants

 *27.1    Financial Data Schedule


* filed herewith