Form 10-Q
period 1998-09-30
DEL MONTE FOODS CO
filed 1998-11-12
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)




                    Delaware                           13-3542950
          (State or other jurisdiction of            (IRS Employer
          incorporation or organization)            Identification No.)



                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000



         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]



         As of October 30, 1998, 35,496,944 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                       Page No.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1998                                                 1

                   Consolidated Statements of Operations
                      Three Months Ended September 30, 1997 and 1998                                       2

                   Consolidated Statements of Cash Flows
                      Three Months Ended September 30, 1997 and 1998                                       3

                   Notes to Consolidated Financial Statements                                              4


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                               8



PART II.   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                      11

          Item 2.  Changes in Securities                                                                  11

          Item 3.  Defaults Upon Senior Securities                                                        11

          Item 4.  Submission of Matters to a Vote of Security Holders                                    11

          Item 5.  Other Information                                                                      11

          Item 6.  Exhibits and Reports on Form 8-K                                                       11



SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In Millions Except Per Share Data)

                                                                                            June 30,        September 30,
                                                                                              1998              1998
                                                                                             -------           -------
                                                                                           (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                               $   7            $   11
       Trade accounts receivable, net of allowance                                               108               122
       Other receivables                                                                           6                 6
       Inventories                                                                               366               693
       Prepaid expenses and other current assets                                                  14                 7
                                                                                                ----            ------
                  TOTAL CURRENT ASSETS                                                           501               839

Property, plant and equipment, net                                                               305               296
Intangibles                                                                                       16                44
Other assets                                                                                      23                22
                                                                                                ----            ------
                  TOTAL ASSETS                                                                  $845            $1,201
                                                                                                ====            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                                    $259            $  432
       Short-term borrowings                                                                      --               202
       Current portion of long-term debt                                                          32                34
                                                                                                ----            ------
                  TOTAL CURRENT LIABILITIES                                                      291               668

Long-term debt                                                                                   677               668
Other noncurrent liabilities                                                                     194               193
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized; issued and outstanding: 37,253 at June 30, 1998, aggregate liquidation preference:
       $41 and 37,253 at September 30, 1998; aggregate liquidation preference: $43)               33                33
Stockholders' equity (deficit):
       Common stock ($.01 par value per share, 500,000,000 shares authorized; issued and outstanding: 35,495,058 at June 30, 1998 and
       35,496,944 at September 30, 1998)
       Paid-in capital                                                                           172               172
       Retained earnings (deficit)                                                              (522)             (533)
                                                                                              ------            ------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (350)             (361)
                                                                                              ------            ------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 845            $1,201
                                                                                              ======            ======

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       (In Millions Except Per Share Data)



                                                            Three Months
                                                               Ended
                                                            September 30,
                                                        ---------------------
                                                         1997            1998
                                                        -----           -----
Net sales                                                $ 251           $ 318
Cost of products sold                                      172             218
Selling, administrative and general expenses                62              80
Special charges related to plant consolidation              --               7
Acquisition expense                                         --               1
                                                         -----           -----

    OPERATING INCOME                                        17              12

Interest expense                                            17              21
Other expense                                               --               2
                                                         -----           -----

    INCOME (LOSS) BEFORE INCOME TAXES                       --             (11)

Provision for income taxes                                  --              --
                                                         -----           -----

    NET INCOME (LOSS)                                    $  --           $ (11)
                                                         =====           =====


Basic net loss per common shares                        $(0.06)         $(0.34)
                                                        ======          ======

Diluted net loss per common share                       $(0.06)         $(0.34)
                                                        ======          ======



                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)

                                                                          Three Months Ended
                                                                            September 30,
                                                                        ---------------------
                                                                         1997            1998
                                                                        -----           -----
OPERATING ACTIVITIES:
  Net income (loss)                                                     $  --           $ (11)
  Adjustments to reconcile net income (loss) to net cash flows
      (used in) operating activities:
          Depreciation and amortization                                     7              13
          Loss on disposal of assets                                       --               3
  Changes in operating assets and liabilities:
          Accounts receivable                                             (15)            (14)
          Inventories                                                    (285)           (324)
          Prepaid expenses and other current assets                         6               7
          Accounts payable and accrued expenses                           132             173
          Other non-current liabilities                                     2              --
                                                                        -----           -----

              NET CASH USED IN OPERATING ACTIVITIES                      (153)           (153)
                                                                        -----           -----

INVESTING ACTIVITIES:
  Capital expenditures                                                     (2)             (5)
  Acquisition of business                                                  --             (32)
                                                                        -----           -----

              NET CASH USED IN INVESTING ACTIVITIES                        (2)            (37)
                                                                        -----           -----

FINANCING ACTIVITIES:
  Short-term borrowings                                                   189             256
  Payments on short-term borrowings                                       (34)            (54)
  Principal payments on long-term borrowings                               --              (8)
                                                                        -----           -----

              NET CASH PROVIDED BY FINANCING ACTIVITIES                   155             194
                                                                        -----           -----

Effect of exchange rate changes on cash and cash equivalents               --              --
                                                                        -----           -----

              NET CHANGE IN CASH AND CASH EQUIVALENTS                      --               4
Cash and cash equivalents at beginning of period                            5               7
                                                                        -----           -----

              CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   5           $  11
                                                                        =====           =====



                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                       (In Millions Except Per Share Data)



NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         Basis of Presentation: The accompanying consolidated financial statements at September 30, 1998 and for the three-month periods ended September 30, 1997 and 1998, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1998, and notes thereto, included in the Annual Report on Form 10-K.

          Stock Split. On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock (the "Stock Split"). Accordingly, all share and per share amounts for all prior periods presented herein have been retroactively adjusted to give effect to the Stock Split.

          Depreciation and amortization. Depreciation of plant and equipment and leasehold amortization was $6 and $12 for the three months ended September 30, 1997 and 1998, respectively. For the three months ended September 30, 1998, $4 of depreciation is related to acceleration of depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to plant closure. (The accelerated depreciation is included in the caption "Special charges related to plant consolidation" in the Consolidated Statement of Operations.) Depreciation and amortization also includes $1 of amortization of deferred debt issuance costs for both three-month periods ended September 30, 1997 and 1998.


NOTE 2 - INVENTORIES

         The major classes of inventory are as follows:

                                             June 30,    September 30,
                                               1998          1998
                                               ----          ----
Finished product                               $237          $629
Raw materials and supplies                       19            27
Other, principally packaging material           110            37
                                               ----          ----
                                               $366          $693
                                               ====          ====


         During the twelve months ended June 30, 1998 and the three months ended September 30, 1997 and 1998, respectively, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1998 and September 30, 1998 or on results of operations for the three months ended September 30, 1997 and 1998, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                               September 30, 1998
                       (In Millions Except Per Share Data)


NOTE 3 - EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                       SEPTEMBER 30,
                                                                             -------------------------------
                                                                                  1997                1998
                                                                                 ------              ------
BASIC AND DILUTED EARNINGS PER SHARE

Numerator:
     Loss per common share                                                        $--                 $(11)
     Preferred stock dividends                                                     (2)                  (1)
                                                                               ------               ------
     Numerator for basic and diluted loss per share - loss
         attributable to common shares                                            $(2)                $(12)
                                                                               ======               ======


Denominator:
     Denominator for basic and diluted earnings per share - weighted
         average shares                                                      26,815,880           35,495,683

Basic and diluted loss per common share                                          $(0.06)              $(0.34)


         The effect of outstanding options is not included in the computation of diluted earnings per share as the result would be antidilutive due to a net operating loss.


NOTE 4 - ACQUISITIONS

         On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela, for a cash purchase price of $32 (the "South America Acquisition"). In connection with the South America Acquisition, approximately $1 of acquisition-related expenses were incurred which included a transaction advisory fee to a designee of Texas Pacific Group, who owns a controlling interest in the Company. Nabisco had retained ownership of the Del Monte brand in South America and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990. The purchase price is subject to adjustment based on the final calculation of the closing inventory amount. Such adjustment is not expected to be material to the financial statements taken as a whole.

         The South America Acquisition has been reflected in the balance sheet at September 30, 1998. The acquisition was accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed (consisting primarily of inventory, property, plant and equipment, and tradename) based on preliminary estimates of their respective fair values. Accordingly, adjustments will be made based upon final determination of the purchase price adjustments and completion of the valuations that are in progress. Results of operations of the acquired business and any other expenses of the transaction are included in the Consolidated Statement of Operations for the quarter ended September 30, 1998, and did not significantly effect the results of operations of the Company for the period.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                               September 30, 1998
                      (In Millions Except Per Share Data)


NOTE 5 - PLANT CONSOLIDATION

         In the third quarter of fiscal 1998, management committed to a plan to consolidate the Company's tomato and fruit processing operations. In connection with this plan, the Company established an accrual of $7 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. No expenditures have been recorded against this accrual as of September 30, 1998. At this time, there have been no significant changes to this plan.

         During the quarter, the Company incurred total charges of $4 representing accelerated depreciation. This acceleration results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants.

         In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3 was taken during the quarter representing the write-down to fair value of the assets held for sale. These assets primarily include building, building improvements, and machinery and equipment with a carrying value of $4. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. Based on the level of interest already demonstrated in the facility by third parties, it is expected that these assets will be disposed of within a year.


NOTE 6 - COMPREHENSIVE INCOME

         The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.


NOTE 7 - NEW ACCOUNTING STANDARDS

         In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use. SOP 98-1 is required to be adopted for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000 and is currently evaluating the impact on the Company's financial statements.

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for its 1999 fiscal year. This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company is not required to disclose segment information in accordance with SFAS No. 131 until its fiscal June 30, 1999 year end and for subsequent interim periods in fiscal 2000 with comparative fiscal 1999 interim disclosures. Adoption will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

         Effective July 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 is required to be adopted for fiscal years beginning after December 15, 1997 and amends only the disclosure requirements with respect to pensions and other postretirement benefits. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                               September 30, 1998

         In fiscal 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 1999 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently reviewing the effect of adoption of this statement on its financial statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

         South America Acquisition. On July 10, 1998, the Company entered into an agreement with Nabisco, Inc. ("Nabisco") to reacquire rights to the Del Monte brand in South America and to purchase Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela (the "South America Acquisition"). The transaction closed on August 28, 1998 for a cash purchase price of $32 million. In connection with the South America Acquisition, approximately $1 million of acquisition-related expenses were incurred. RJR Nabisco had retained ownership of the Del Monte brand in South America and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990. The purchase price is subject to adjustment based on the final calculation of the closing inventory amount. Such adjustment is not expected to be material to the financial statements taken as a whole.

         Net Sales. Consolidated net sales for the first fiscal quarter of 1999 increased by $67 million compared to the prior year quarter, primarily due to higher volumes in the vegetable and fruit businesses and the purchase of Contadina which accounted for $35 million of the increase. The vegetable and fruit businesses have experienced an increase in sales volumes, and correspondingly, an increase in net sales of 17% and 14%, respectively compared to prior year period. For the 13 weeks ended September 26, 1998 as compared to the comparable period in the prior year, the Company's vegetable market share, based on case volume, has increased from 16.8% to 20.9%. Vegetable product sales have increased in the current year quarter due to increased promotional effectiveness. Fruit product sales have increased in first quarter 1999 as compared to prior year quarter due to the introduction of new products (FruitRageous, Fruit Pleasures and Orchard Select) which began national distribution during the first quarter of fiscal 1999. The Company's market share in the fruit category increased from 40.2% to 42.2% % for the 13 weeks ended September 26,1998 as compared to the comparable period in the prior year.

         Cost of Products Sold. Cost of products sold as a percent of net sales was 68.5% for both the current year quarter and the prior year quarter. Manufacturing costs are favorable in the current year as compared to the prior year due to cost savings from capital spending initiatives and increased production levels. Prior year manufacturing costs were adversely impacted by lower yields and recoveries, as well as lower production volume affecting cost absorption. The decrease in manufacturing costs has been offset by $2 million of inventory step-up, attributable to the purchase price allocation related to the acquisition of Contadina.

         Selling, Administrative and General Expenses. Selling, administrative and general expenses increased by $18 million versus the same period of the prior year. This higher spending was due to a combination of promotion costs associated with higher volumes of product sold (including the increase due to the purchase of Contadina) as compared to the prior year quarter, together with costs associated with the introduction of new products.

         Special Charges Related to Plant Consolidation. Charges of $4 million in the first quarter of fiscal 1999 result from accelerated depreciation of buildings and machinery and equipment which will no longer be needed following the consolidation of the operations of two fruit processing plants and two tomato processing plants. Also included in the quarter in special charges was $3 million for the write-down to fair value of the assets held for sale, related to the closure of the Arlington, Wisconsin plant.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                               September 30, 1998

         Interest expense. Interest expense increased by $4 million compared to the prior year quarter, primarily due to debt incurred to fund the acquisition of Contadina.

         Other expense. Other expense for the quarter ended September 30, 1998 represents expenses of the cancelled public equity offering.

         Net income (loss). Net loss for the quarter ended September 30, 1998 was $11 million as compared to no earnings for the quarter ended September 30, 1997. Although net sales have increased as compared to last year, the net loss in the current quarter resulted from higher interest expense, special charges related to the plant consolidation plan, inventory step-up related to the acquisition of Contadina, and costs of the public equity offering which were charged to earnings during the quarter upon the cancellation of the offering.

YEAR 2000

         In the first quarter of fiscal 1998, the Company contracted with its information services outsourcing provider, Electronic Data Systems Corporation ("EDS"), to assist the Company in implementation of the Company's Year 2000 compliance project. The Company's Year 2000 compliance project was initiated to address the issue of computer hardware and software that are time-sensitive or define dates using two digits rather than four. EDS maintains and operates most of the Company's software applications and also owns and operates a significant portion of the related hardware. The Company's compliance project includes both information technology ("IT") systems and non-IT systems which could be impacted by Year 2000 issues.

         The Company's project to evaluate, modify, test and/or implement Year 2000 compliant systems (including customer and supplier assessments) is expected to be completed by June 1999. Overall, the project is proceeding as scheduled and is estimated to be 70% complete as of September 30,1998, with testing ongoing as each system is modified.

         Total cost of the project is not material to the Company's financial position. Costs incremental to the base service contract between EDS and the Company are expected to total under $2 million and are being funded through operating cash flow. Approximately $1 million of this $2 million estimate has been incurred as of September 30, 1998. The Company is expensing all costs associated with these system changes as the costs are incurred.

         The Company is continuing to conduct inquiries regarding the Year 2000 compliance programs of its key suppliers and customers and will continue to update its understanding of the current status of their Year 2000 programs throughout calendar 1999. No assurance can be given that the Company's suppliers and customers will all be Year 2000 compliant. The failure of the Company's suppliers and customers to address the Year 2000 issue adequately, or the failure of any material aspect of the Company's Year 2000 compliance project with respect to its own systems, could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company cannot yet determine.

         Although management believes the Company's systems will be Year 2000 compliant, the Company has begun developing contingency plans to address internal system failures that may result from Year 2000 issues. These contingency plans will identify alternatives for the Company's core business operations, including the Company's key suppliers and customers, should there be a Year 2000 system failure.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                               September 30, 1998

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its Revolving Credit Facility are the Company's primary sources of liquidity.

         As of September 30, 1998, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company is in compliance with all such covenants for the first quarter of fiscal 1999.

         The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The increase in inventories at September 30, 1998 from June 30, 1998 reflects the seasonal inventory buildup. The increase in accounts payable and accrued expenses from June 30, 1998 to September 30, 1998 primarily reflects accrued expenses resulting from the peak production period.

         To finance this seasonal production, the Company relies on its Revolving Credit Facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of September 30, 1998, $202 million was outstanding under the Revolving Credit Facility, compared to a zero balance at June 30, 1998.

CERTAIN FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other important factors include among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity, issues arising from addressing year 2000 compliance and other factors referenced in this quarterly report. These forward-looking statements speak only as of the date of the quarterly report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.  None


ITEM 2. CHANGES IN SECURITIES.  None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


ITEM 5. OTHER INFORMATION.  None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         A Report on Form 8-K/A No. 3 was filed on July 6, 1998, which related to the acquisition of Contadina on December 19, 1997.

         A Report on Form 8-K was filed on July 15, 1998, which reported to the Company entering into an agreement, on July 10, 1998, to reacquire rights to the Del Monte brand in South America and to purchase Nabisco, Inc.'s canned fruit and vegetable business in Venezuela.

         A Report on Form 8-K was filed on July 29, 1998, which reported the Company's financial results for the three and twelve months ended June 30, 1998.

         A Report on Form 8-K was filed on July 29, 1998, which reported that the Company's public equity offering was postponed due to conditions in the public equity securities market.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY



                                        Date: November 10, 1998

By: /s/  RICHARD G. WOLFORD
   -------------------------------
         Richard G. Wolford
       Chief Executive Officer



By: /s/  DAVID L. MEYERS                Date:  November 10, 1998
     -----------------------------
           David L. Meyers
     Executive Vice President, Administration
       and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number
--------------
      27                     Financial Data Schedule