Form 10-Q
period 1998-12-31
DEL MONTE FOODS CO
filed 1999-02-12
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

     As of February 10, 1999, 52,163,943 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets June 30, 1998 and December 31, 1998           1

          Consolidated Statements of Operations Three and Six Months Ended
          December 31, 1997 and 1998                                                2

          Consolidated Statements of Cash Flows Six Months Ended December 31,
          1997 and 1998                                                             3

          Notes to Consolidated Financial Statements                                4

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  9

PART II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                                     13

     Item 2. Changes in Securities                                                 13

     Item 3. Defaults Upon Senior Securities                                       13

     Item 4. Submission of Matters to a Vote of Security Holders                   13

     Item 5. Other Information                                                     13

     Item 6. Exhibits and Reports on Form 8-K                                      13


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)

                                                                                                 June 30,     December 31,
                                                                                                   1998           1998
                                                                                                 --------     ------------
                                                                                                              (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                                   $   7          $     5
       Trade accounts receivable, net of allowance                                                   108              128
       Other receivables                                                                               6                5
       Inventories                                                                                   366              565
       Prepaid expenses and other current assets                                                      14                8
                                                                                                   -----           ------
                  TOTAL CURRENT ASSETS                                                               501              711

Property, plant and equipment, net                                                                   305              290
Intangible assets, net                                                                                16               44
Other assets                                                                                          23               21
                                                                                                   -----           ------
                  TOTAL ASSETS                                                                      $845           $1,066
                                                                                                    ====           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                                        $259             $333
       Short-term borrowings                                                                          --              163
       Current portion of long-term debt                                                              32               35
                                                                                                   -----           ------
                  TOTAL CURRENT LIABILITIES                                                          291              531

Long-term debt                                                                                       677              665
Other noncurrent liabilities                                                                         194              188
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized;
       37,253 issued and outstanding; aggregate liquidation preference: $41 at
       June 30, 1998 and $44 at December 31, 1998)                                                    33               33
Stockholders' equity (deficit):
       Common stock ($.01 par value per share, 500,000,000 shares authorized; issued and outstanding: 35,495,058 at June 30, 1998 and
       35,496,943 at December 31, 1998)
       Paid-in capital                                                                               172              172
       Retained earnings (deficit)                                                                  (522)            (523)
                                                                                                   -----           ------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (350)            (351)
                                                                                                   =====           ======
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $845           $1,066
                                                                                                   =====           ======


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                        (In Millions, Except Share Data)

                                                                         Three Months                 Six Months
                                                                             Ended                       Ended
                                                                         December 31,                 December 31,
                                                                        -------------                 ------------
                                                                        1997     1998                 1997    1998
                                                                        -----    -----               ------  ------
Net sales                                                               $ 369    $ 427               $  620  $  745
Cost of products sold                                                     242      282                  414     500
Selling, administrative and general expense                               100      108                  162     188
Special charges related to plant consolidation                             --        5                   --      12
Acquisition expense                                                         7       --                    7       1
                                                                        -----    -----               ------  ------
    OPERATING INCOME                                                       20       32                   37      44

Interest expense                                                           19       22                   36      43
Other (income) expense                                                     (1)      --                   (1)      2
                                                                        -----    -----               ------  ------
    INCOME (LOSS) BEFORE INOME TAXES                                        2       10                    2      (1)
Provision for income taxes                                                 --       --                   --      --
                                                                        -----    -----               ------  ------
    NET INCOME (LOSS)                                                   $   2    $  10               $    2   $  (1)
                                                                        =====    =====               ======   ======
Basic net income (loss) per common share                                $0.05     0.24               $(0.01)  $(0.10)
                                                                        =====    =====               ======   ======
Diluted net income (loss) per common share                              $0.05    $0.24               $(0.01)  $(0.10)
                                                                        =====    =====               ======   ======


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                  (In Millions)

                                                                   Six Months Ended
                                                                     December 31,
                                                                   ---------------
                                                                   1997       1998
                                                                  -----      -----
OPERATING ACTIVITIES:
  Net income (loss)                                                $  2      $  (1)
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
          Depreciation and amortization                              15         26
          (Gain) loss on disposal of assets                          (1)         4
  Changes in operating assets and liabilities:
          Accounts receivable                                       (21)       (19)
          Inventories                                              (156)      (196)
          Prepaid expenses and other current assets                   5          6
          Accounts payable and accrued expenses                      80         74
          Other non-current liabilities                               1          2
                                                                  -----      -----
              NET CASH USED IN OPERATING ACTIVITIES                 (75)      (104)
                                                                  -----      -----
INVESTING ACTIVITIES:
  Capital expenditures                                               (6)       (11)
  Proceeds from the sale of assets                                    5         --
  Acquisition of business                                          (197)       (32)
                                                                  -----      -----
              NET CASH USED IN INVESTING ACTIVITIES                (198)       (43)
                                                                  -----      -----
FINANCING ACTIVITIES:
  Short-term borrowings                                             228        324
  Payments on short-term borrowings                                (157)      (161)
  Proceeds from long-term borrowings                                176         --
  Principal payments on long-term borrowings                         (1)       (18)
  Deferred debt issuance costs                                       (7)        --
  Issuance of stock                                                  41         --
                                                                  -----      -----
              NET CASH PROVIDED BY FINANCING ACTIVITIES             280        145
                                                                  -----      -----
              NET CHANGE IN CASH AND CASH EQUIVALENTS                 7         (2)
Cash and cash equivalents at beginning of period                      5          7
                                                                  -----      -----
              CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12         $5
                                                                  =====      =====


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998
                        (In Millions, Except Share Data)

NOTE 1 -- BASIS OF FINANCIAL STATEMENTS

     Basis of Presentation. The accompanying consolidated financial statements at December 31, 1998 and for the three-and six-month periods ended December 31, 1997 and 1998, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1998, and notes thereto, included in the Annual Report on Form 10-K.

     Stock Split. On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock (the "Stock Split"). Accordingly, all share and per share amounts for all prior periods presented herein have been retroactively adjusted to give effect to the Stock Split.

     Depreciation and amortization. Depreciation of plant and equipment and leasehold amortization was $7 and $11 for the three months ended December 31, 1997 and 1998 and $13 and $23 for the six months ended December 31, 1997 and 1998. For the three months and six months ended December 31, 1998, $3 and $7 of depreciation is related to acceleration of depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to plant closure. (This accelerated depreciation is included in the caption "Special charges related to plant consolidation" in the Consolidated Statements of Operations.) Depreciation and amortization also includes $2 of amortization of deferred debt issuance costs for both six-month periods ended December 31, 1997 and 1998 and $1 million of amortization of intangible assets for the six-month period ended December 31, 1998.

NOTE 2 -- INVENTORIES

     The major classes of inventory are as follows:

                                                 June 30,              December 31,
                                                  1998                    1998
                                                 --------              ------------
Finished product                                  $237                     $506
Raw materials and supplies                          19                       11
Other, principally packaging material              110                       48
                                                  ----                     ----
                                                  $366                     $565
                                                  ====                     ====


     During the twelve months ended June 30, 1998 and the three and six months ended December 31, 1997 and 1998, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1998 and December 31, 1998 or on results of operations for the three and six months ended December 31, 1997 and 1998.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                December 31, 1998
                        (In Millions, Except Share Data)


NOTE 3 -- STOCK INCENTIVE PLAN

     The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan") was adopted initially by the Board of Directors on April 24, 1998 and was modified on September 23, 1998. Under the 1998 Stock Incentive Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,195,687 shares of common stock may be made to certain employees of the Company. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee has authority to grant Awards under the 1998 Stock Incentive Plan and to set the terms of any Awards. The Chief Executive Officer also has limited authority to grant Awards. On December 4, 1998, Options for 1,824,433 shares were granted under the 1998 Stock Incentive Plan at an exercise price of $13.00 per share, which was determined to be fair value at that time. For each of these grants, 50% of the option shares vest annually on a proportionate basis over a four-year period and 50% of the option shares vest annually on a proportionate basis over a five-year period.

NOTE 4 -- EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      DECEMBER 31,                        DECEMBER 31,
                                                          -----------------------------         ----------------------------
                                                              1997               1998               1997             1998
                                                           ----------         ----------         ----------       ----------
BASIC EARNINGS PER SHARE
Numerator:
     Income (loss)                                         $        2         $     $ 10         $        2       $       (1)
     Preferred stock dividends                                     (1)                (2)                (2)              (3)
                                                           ----------         ----------         ----------       ----------
     Numerator for basic loss per share --
         loss attributable to common shares                $        1         $        8         $       --       $       (4)
                                                           ==========         ==========         ==========       ==========
Denominator:
     Denominator for basic earnings per share --
         weighted average shares                           26,469,375         35,496,943         28,142,628       35,496,313
Basic income (loss) per common share                       $     0.05         $   $ 0.24         $    (0.01)      $    (0.10)

DILUTED EARNINGS PER SHARE
Numerator:
     Income (loss)                                         $        2         $       10         $        2       $       (1)
     Preferred stock dividends                                     (1)                (2)                (2)              (3)
                                                           ----------         ----------         ----------       ----------
     Numerator for diluted income (loss) per share --
         loss attributable to common shares                $        1         $        8         $       --       $       (4)
                                                           ==========          =========         ===========       ==========
Denominator:
     Denominator for diluted earnings per share --
         weighted average shares                           30,016,611         36,595,880         28,689,863       36,597,507

Diluted income (loss) per common share                     $     0.05         $     0.24         $    (0.01)      $    (0.10)

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                December 31, 1998
                        (In Millions, Except Share Data)


NOTE 5 -- ACQUISITIONS

     On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela, for a cash purchase price of $32 (the "South America Acquisition"). In connection with the South America Acquisition, approximately $1 of acquisition-related expenses were incurred which included a transaction advisory fee to a designee of Texas Pacific Group, which owns a controlling interest in the Company. Nabisco had retained ownership of the Del Monte brand in South America and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990.

     The South America Acquisition has been reflected in the balance sheet at December 31, 1998 and was accounted for using the purchase method of accounting. The total purchase price has been allocated as $3 to inventory, $1 to property, plant and equipment, and $28 representing intangible assets. Results of operations of the acquired business and any other expenses of the transaction are included in the Consolidated Statements of Operations for the three- and six-month periods ended December 31, 1998, and did not significantly effect the results of operations of the Company for these periods.

NOTE 6 -- PLANT CONSOLIDATION

     In the third quarter of fiscal 1998, management committed to a plan to consolidate the Company's tomato and fruit processing operations. In connection with this plan, the Company established an accrual of $7 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. At this time, there have been no significant changes to this plan. As anticipated upon adoption of the plan, the Company established an accrual of $2 during the second quarter of fiscal 1999 upon the closure of the Modesto facility to accommodate reconfiguration of the plant to a fruit processing operation. This accrual represents direct costs to be incurred to remove and dispose of tomato processing equipment at Modesto that will not be transferred to the Company's tomato processing operations at the Hanford facility. Under current accounting rules, these costs could not be accrued until the Company had the ability to dispose of the equipment. The Company expects to establish additional accruals for similar costs at the time of the closure of the San Jose and Stockton facilities in fiscal 2000 and 2001.

     The Company incurred charges representing accelerated depreciation of $3 during the quarter and $7 during the six months ended December 31, 1998. This acceleration results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants.

     In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3 was taken during the first quarter of fiscal 1999 representing the write-down to fair value of the assets held for sale. These assets primarily include building, building improvements, and machinery and equipment with a carrying value of $4. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. Based on the level of interest already demonstrated in the facility by third parties, it is expected that these assets will be disposed of within a year.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                December 31, 1998
                        (In Millions, Except Share Data)



     An analysis of the plant consolidation reserves is as follows:

                                                                                    BALANCE AT
                          ORIGINAL         ADJUSTMENTS TO          RESERVES         DECEMBER 31,
                          RESERVES            RESERVES             UTILIZED            1998
                          --------            --------             --------         ------------
Severance                  $  7                $ --                  $ --               $  7
Property, plant and
 equipment                    3                  --                    --                  3
Other costs                  --                   2                     1                  1
                           ----                ----                  ----               ----
  Total                    $ 10                $  2                  $  1               $ 11
                           ====                ====                  ====               ====


NOTE 7 -- COMPREHENSIVE INCOME

     The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.


NOTE 8 -- PUBLIC OFFERING

     In fiscal 1998, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making a public offering of shares of its Common Stock (the "Offering"). The Offering was withdrawn in July 1998 due to conditions in the equity securities market. During the second quarter of fiscal 1999, a post-effective amendment to the registration statement was filed with the SEC for the purpose of reinitiating the Offering.

     On February 10, 1999, the initial public offering of 16,667,000 shares of Common Stock of the Company and 3,333,000 shares of the Company's Common Stock sold by certain stockholders of the Company was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230. Total common shares outstanding after the Offering were 52,163,943. The Company used a portion of the net proceeds from the Offering to redeem $46 of its Series A Redeemable Preferred Stock, including $2 of unamortized discount, $10 of accreted dividends and $1 of redemption premium. The Company will use $57 of the net proceeds to redeem a portion of its senior discount notes, including $1 of accrued interest and $6 of redemption premium. The Company contributed the remainder of the net proceeds to Del Monte Corporation, its principal subsidiary. Del Monte Corporation used the contribution to prepay $63 of its indebtedness under its bank term loans. Del Monte Corporation will use the remainder of the proceeds to redeem $62 of its senior subordinated notes, including $1 of accelerated amortization of original issue discount, $3 of accrued interest and $7 of redemption premium, and to repay $2 of indebtedness under the revolving credit facility. In connection with the Offering, the Company will pay Texas Pacific Group, which owns a controlling interest in the Company, or its designee, approximately $4 for its financial advisory services.


NOTE 9 -- NEW ACCOUNTING STANDARDS

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use. SOP 98-1 is required to be adopted for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000 and is currently evaluating the impact of adoption on the Company's financial statements.

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" for its 1999 fiscal year. This statement establishes annual and

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                December 31, 1998
                        (In Millions, Except Share Data)


interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company is not required to disclose segment information in accordance with SFAS No. 131 until its fiscal June 30, 1999 year end and for subsequent interim periods in fiscal 2000 with comparative fiscal 1999 interim disclosures. Adoption will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

     Effective July 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends only the disclosure requirements with respect to pensions and other postretirement benefits. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 1999 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently reviewing the effect of adoption of this statement on its financial statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 VS. THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

     South America Acquisition. On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned fruit and vegetable business in Venezuela, including a food processing plant in Venezuela, for a cash purchase price of $32 million (the "South America Acquisition"). In connection with the South America Acquisition, approximately $1 million of acquisition-related expenses were incurred. RJR Nabisco had retained ownership of the Del Monte brand in South America and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990. The South America Acquisition was accounted for using the purchase method of accounting. The total purchase price has been allocated as $3 million to inventory, $1 million to property, plant and equipment and $28 million representing intangible assets.

     Net sales. Consolidated net sales increased by $58 million, or 16%, and $125 million, or 20%, for the three and six months ended December 31, 1998 compared to the same periods of the prior year, primarily due to higher volumes in the vegetable and fruit businesses and Contadina product sales, which accounted for $39 million of the increase for the three months ended December 31, 1998 and $74 million of the increase for the six months ended December 31, 1998. Vegetable product sales have increased in the current year quarter due to increased promotional effectiveness. Fruit product sales have increased in fiscal 1999 as compared to prior year due to the introduction of new products (FruitRageous, Fruit Pleasures and Orchard Select), which began national distribution during the first quarter of fiscal 1999. The Company has announced price increases, effective during the third quarter of 1999, on certain of its major fruit products and certain of its tomato products. The Company may, as a result, lose market share temporarily to its competitors in these categories.

     Cost of products sold. Cost of products sold as a percent of net sales remained relatively flat for the three and six months of fiscal 1999 as compared to the same periods of the prior year. Manufacturing costs are favorable in the current year periods as compared to the prior year periods due to cost savings from capital spending initiatives and increased production levels. These favorable costs were partially offset by the amortization of $3 million of inventory step-up during the six months ended December 31, 1998 attributable to the purchase price allocation related to the acquisition of Contadina and the South America Acquisition.

     Selling, administrative and general expense. Selling, administrative and general expense increased by $8 million for the three months and $26 million for the six months ended December 31, 1998 compared to the same periods of the prior year. This higher spending was due to a combination of promotion costs associated with higher volumes of product sold (including the increase due to the acquisition of Contadina) as compared to the same periods of the prior year, together with costs associated with the introduction of new products.

     Special charges related to plant consolidation. Charges of $3 million and $7 million for the three and six months ended December 31, 1998 resulted from accelerated depreciation of buildings and machinery and equipment that will no longer be needed following the consolidation of the operations of two fruit processing plants and two tomato processing plants. Special charges also included a $2 million charge, recorded during the three months ended December 31, 1998, representing costs to be incurred for removal of equipment to be disposed of, as well as $3 million representing the write-down to fair value of assets held for sale related to the closure of the Arlington, Wisconsin, plant which was recorded in the first quarter of fiscal 1999.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1998


     Interest expense. Interest expense increased by $3 million and $7 million for the three and six months ended December 31, 1998 compared to the same periods of the prior year, primarily due to debt incurred to fund the acquisition of Contadina and the South America Acquisition.

     Other expense. Other expense for the six months ended December 31, 1998 represents expenses of the public equity offering, which was withdrawn in July 1998. The associated expenses were charged to earnings during the first quarter of fiscal 1999 upon the withdrawal of that offering.

     Net income (loss). Net income for the three months ended December 31, 1998 was $10 million compared to net income of $2 million in the same period of the prior year . Net loss for the six months ended December 31, 1998 was $1 million as compared to net income of $2 million for the six months ended December 31, 1997. Net sales have increased during the three and six-month periods ended December 31, 1998. However, the presence of special charges related to plant consolidation, inventory step-up related to the acquisition of Contadina and the South America Acquisition, and costs of the withdrawn public equity offering, combined with higher interest expense, resulted in a net loss for the six-month period ended December 31, 1998.


YEAR 2000

     In the first quarter of fiscal 1998, the Company contracted with its information services outsourcing provider, Electronic Data Systems Corporation ("EDS"), to assist the Company in implementation of the Company's Year 2000 compliance project. The Company's Year 2000 compliance project was initiated to address the issue of computer hardware and software that are time-sensitive or define dates using two digits rather than four. EDS maintains and operates most of the Company's software applications and also owns and operates a significant portion of the related hardware under a base service contract. The Company's compliance project includes both information technology ("IT") systems and non-IT systems that could be impacted by Year 2000 issues.

     The Company expects to complete its project to evaluate, modify and implement Year 2000 compliant systems (including customer and supplier assessments) by June 1999, with testing ongoing. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000, and therefore, testing is expected to continue through early calendar 2000 on this equipment. Overall, the project is proceeding as scheduled and was estimated to have reached slightly more than 80% completion as of December 31, 1998.

     The Company expects costs incremental to the Company's base service contract with EDS to total under $2 million, which is not material to the Company's financial position. The Company is funding these costs through operating cash flow. Approximately $1 million of this $2 million estimate had been incurred as of December 31, 1998. The Company is expensing all costs associated with these system changes as the costs are incurred.

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

     The Company has begun developing contingency plans to address internal system failures, as well as external supplier and customer failures, that may result from Year 2000 issues. The Company will continue to update these contingency plans through calendar 1999 as new information becomes known. These contingency plans will identify

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1998


alternatives for the Company's business operations its believes may be affected, principally communications with key suppliers and customers and distribution of finished goods to distribution centers and customer locations, so the Company will be able to continue to conduct business in the event of material internal or external Year 2000 system failures. The contingency plans include the development of risk avoidance action items, such as increasing the Company's finished goods and materials inventory position before year 2000 to provide additional supply to carry the Company through any brief period of disruption that may occur due to either internal or external Year 2000 system failures. The Company believes that with completion of the project as scheduled and ongoing monitoring, any significant disruptions of core operations should be reduced.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility are the Company's primary sources of liquidity.

     As of December 31, 1998, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company is in compliance with all such covenants for the second quarter of fiscal 1999.

     On February 10, 1999, the initial public offering of 16,667,000 shares of Common Stock of the Company and 3,333,000 shares of the Company's Common Stock sold by certain stockholders of the Company was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230 million. Total common shares outstanding after the Offering were 52,163,943. The Company used a portion of the net proceeds from the Offering to redeem $46 million of its Series A Redeemable Preferred Stock, including $2 million of unamortized discount, $10 million of accreted dividends and $1 million of redemption premium. The Company will use $57 million of the net proceeds to redeem a portion of its senior discount notes, including $1 million of accrued interest and $6 million of redemption premium. The Company contributed the remainder of the net proceeds to Del Monte Corporation, its principal subsidiary. Del Monte Corporation used the contribution to prepay $63 million of its indebtedness under its bank term loans. Del Monte Corporation ill use the remainder of the proceeds to redeem $62 million of its senior subordinated notes, including $1 million of accelerated amortization of original issue discount, $3 million of accrued interest and $7 million of redemption premium, and to repay $2 million of indebtedness under the revolving credit facility. In connection with the Offering, the Company will pay Texas Pacific Group, which owns a controlling interest in the Company, or its designee, approximately $4 million for financial advisory services.

     The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The increase in inventories at December 31, 1998 from June 30, 1998 reflects the seasonal inventory buildup. The increase in accounts payable and accrued expenses from June 30, 1998 to December 31, 1998 primarily reflects accrued expenses resulting from the peak production period.

     To finance this seasonal production, the Company relies on its revolving credit facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of December 31, 1998, $163 million was outstanding under the revolving credit facility, compared to a zero balance at June 30, 1998.

     The Company has engaged an affiliate of Bank of America, NT & SA to arrange a proposed $38 million lease to finance the construction of four warehouse facilities (totaling approximately 1.4 million square feet) adjacent to the Company's Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. While the syndication

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1998


of this financing is not yet complete, land acquisition and construction have begun at the Hanford and Kingsburg, California sites under funding provided by the Bank of America. The Company has proposed that the terms of the fully-syndicated financing will include, in addition to customary lease terms and conditions, a floating interest rate based on a blended spread of approximately 325 basis points over three-month LIBOR (which is currently at approximately 5.0%). Additional proposed terms are an initial lease term of five years and renewal options under certain circumstances for up to five years. At the expiration of the lease, the Company will have the option to purchase the leased facilities for amounts specified in the lease or to sell them on behalf of the lessor. There can be no assurance, however, that the Company will complete the lease syndication on the terms proposed.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.


ITEM 5. OTHER INFORMATION. None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the registrant during the quarter covered by this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY

                                        Date: February 11, 1999

By: /s/ RICHARD G. WOLFORD
    ---------------------------------
        Richard G. Wolford
      Chief Executive Officer


By: /s/ DAVID L. MEYERS                 Date: February 11, 1999
    ---------------------------------
             David L. Meyers
        Executive Vice President,
             Administration
       and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------
  27        Financial Data Schedule