Form 10-Q
period 1999-03-31
DEL MONTE FOODS CO
filed 1999-05-14
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                             13-3542950
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)




                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000



         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


            As of April 30, 1999, 52,166,940 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      June 30, 1998 and March 31, 1999                                    1

                   Consolidated Statements of Operations
                      Three and Nine Months Ended March 31, 1998 and 1999                 2

                   Consolidated Statements of Cash Flows
                      Nine Months Ended March 31, 1998 and 1999                           3

                   Notes to Consolidated Financial Statements                             4


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10



PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                                     15

          Item 2.  Changes in Securities                                                 15

          Item 3.  Defaults Upon Senior Securities                                       15

          Item 4.  Submission of Matters to a Vote of Security Holders                   15

          Item 5.  Other Information                                                     15

          Item 6.  Exhibits and Reports on Form 8-K                                      15

SIGNATURES


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                                June 30,       March 31,
                                                                                                 1998           1999
                                                                                                -------        --------
                                                                                                               (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                                 $   7          $   7
       Trade accounts receivable, net of allowance                                                 108            149
       Other receivables                                                                             6              6
       Inventories                                                                                 366            435
       Prepaid expenses and other current assets                                                    14              5
                                                                                                 -----          -----
                  TOTAL CURRENT ASSETS                                                             501            602

Property, plant and equipment, net                                                                 305            298
Intangible assets, net                                                                              16             44
Other assets                                                                                        23             15
                                                                                                 -----          -----
                  TOTAL ASSETS                                                                   $ 845          $ 959
                                                                                                 =====          =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                                     $ 259          $ 306
       Short-term borrowings                                                                        --             77
       Current portion of long-term debt                                                            32             32
                                                                                                 -----          -----
                  TOTAL CURRENT LIABILITIES                                                        291            415

Long-term debt                                                                                     677            497
Other noncurrent liabilities                                                                       194            186
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized;
       37,253 issued and outstanding; aggregate liquidation preference: $41 at
       June 30, 1998)                                                                               33             --
Stockholders' equity (deficit):
       Common stock ($.01 par value per share, 500,000,000 shares authorized; issued and
       outstanding: 35,495,058 at June 30, 1998 and 52,165,380 at March 31, 1999)                   --              1
       Paid-in capital                                                                             172            399
       Retained earnings (deficit)                                                                (522)          (539)
                                                                                                 -----          -----
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (350)          (139)
                                                                                                 -----          -----

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 845          $ 959
                                                                                                 =====          =====


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In Millions, Except Share Data)


                                                              Three Months                       Nine Months
                                                                  Ended                             Ended
                                                                 March 31,                         March 31,
                                                          ------------------------          ------------------------
                                                           1998             1999             1998             1999
                                                          -------          -------          -------          -------
Net sales                                                 $   348          $   390          $   968          $ 1,135
Cost of products sold                                         241              255              655              755
Selling, administrative and general expense                    80              100              242              288
Special charges related to plant consolidation                  7                3                7               15
Acquisition expense                                            --               --                7                1
                                                          -------          -------          -------          -------

    OPERATING INCOME                                           20               32               57               76

Interest expense                                               22               20               58               63
Other (income) expense                                         --               --               (1)               2
                                                          -------          -------          -------          -------

    INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                                      (2)              12               --               11

Provision for income taxes                                     --               --               --               --
                                                          -------          -------          -------          -------

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (2)              12               --               11

Extraordinary loss from early retirement of debt               --               19               --               19
                                                          -------          -------          -------          -------

    NET INCOME (LOSS)                                     $    (2)         $    (7)         $    --          $    (8)
                                                          =======          =======          =======          =======


Basic and diluted net income (loss) per common
    share before  extraordinary item                      $ (0.10)         $  0.25          $ (0.12)         $  0.20
Less extraordinary loss per common share                       --            (0.42)              --            (0.49)
                                                          -------          -------          -------          -------
Basic and diluted net loss per common share after
    extraordinary item                                    $ (0.10)         $ (0.17)         $ (0.12)         $ (0.29)
                                                          =======          =======          =======          =======



                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                              1998           1999
                                                                             -----          -----
     OPERATING ACTIVITIES:
       Net income (loss)                                                     $  --          $  (8)
       Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
               Depreciation and amortization                                    23             36
               Extraordinary loss from early retirement of debt                 --             19
               Loss on disposal of assets                                        1              4
               Other                                                             2             --
       Changes in operating assets and liabilities net of effects of acquisitions:
               Accounts receivable                                             (40)           (41)
               Inventories                                                     (24)           (66)
               Prepaid expenses and other current assets                         3              9
               Intangibles and other assets                                     (1)            --
               Accounts payable and accrued expenses                            46             47
               Other non-current liabilities                                    (1)             2
                                                                             -----          -----

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                     9              2
                                                                             -----          -----
     INVESTING ACTIVITIES:
       Capital expenditures                                                    (15)           (29)
       Proceeds from the sale of assets                                          5             --
       Acquisition of business                                                (195)           (32)
                                                                             -----          -----

                   NET CASH USED IN INVESTING ACTIVITIES                      (205)           (61)
                                                                             -----          -----

     FINANCING ACTIVITIES:
       Short-term borrowings                                                   261            435
       Payments on short-term borrowings                                      (275)          (358)
       Proceeds from long-term borrowings                                      176             --
       Principal payments on long-term borrowings                               (2)          (189)
       Preferred stock redemption                                               --            (35)
       Preferred stock dividends                                                --            (10)
       Prepayment penalty                                                       --            (14)
       Deferred debt issuance costs                                             (7)            --
       Issuance of stock                                                        42             --
       Proceeds of public equity offering                                       --            250
       Equity offering costs                                                    --            (20)
                                                                             -----          -----

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                   195             59
                                                                             -----          -----

                   NET CHANGE IN CASH AND CASH EQUIVALENTS                      (1)            --
     Cash and cash equivalents at beginning of period                            5              7
                                                                             -----          -----

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   4          $   7
                                                                             =====          =====


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                        (In Millions, Except Share Data)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         Basis of Presentation. The accompanying consolidated financial statements at March 31, 1999 and for the three-and nine-month periods ended March 31, 1998 and 1999, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1998, and notes thereto, included in the Annual Report on Form 10-K.

          Stock Split. On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock (the "Stock Split"). Accordingly, all share and per share amounts for all prior periods presented herein have been retroactively adjusted to give effect to the Stock Split.

          Depreciation and amortization. Depreciation and amortization for the nine months ended March 31, 1998 and 1999 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs and amortization of intangible assets.

                                                      Three Months           Nine Months
                                                         Ended                  Ended
                                                       March 31,               March 31,
                                                    1998        1999        1998        1999
                                                    ----        ----        ----        ----

Depreciation of plant and equipment and
    leasehold amortization (excluding
    accelerated depreciation)                        $ 7         $ 8         $20         $25
Accelerated depreciation                              --           1          --           8
Amortization of deferred debt issuance costs           1           1           3           2
Amortization of intangibles                           --          --          --           1
                                                     ---         ---         ---         ---

    Depreciation and amortization                    $ 8         $10         $23         $36
                                                     ===         ===         ===         ===

       Accelerated depreciation is included in the caption "Special charges related to plant consolidation" in the Consolidated Statements of Operations.


NOTE 2 - INVENTORIES

         The major classes of inventory were as follows:

                                                     June 30,                   March 31,
                                                       1998                      1999
                                                     --------                   ---------
      Finished product                                 $237                       $347
      Raw materials and supplies                         19                         14
      Other, principally packaging material             110                         74
                                                       ----                       ----
                                                       $366                       $435
                                                       ====                       ====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                        (In Millions, Except Share Data)


NOTE 2 - INVENTORIES (CONTINUED)

         During the twelve months ended June 30, 1998 and the three and nine months ended March 31, 1998 and 1999, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at June 30, 1998 and March 31, 1999, or on results of operations for the three and nine months ended March 31, 1998 and 1999.


NOTE 3 - STOCK INCENTIVE PLAN

         The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan") was adopted initially by the Board of Directors on April 24, 1998, was modified by the Board on September 23, 1998, and was approved by the stockholders on October 28, 1998. Under the 1998 Stock Incentive Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,195,687 shares of common stock may be made to certain employees of the Company. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee has authority to grant Awards under the 1998 Stock Incentive Plan and to set the terms of any Awards. The Chief Executive Officer also has limited authority to grant Awards. On December 4, 1998, Options for 1,824,433 shares were granted under the 1998 Stock Incentive Plan at an exercise price of $13.00 per share, which was determined to be fair value at that time. For each of these grants, 50% of the option shares vest annually on a proportionate basis over a four-year period and 50% of the option shares vest annually on a proportionate basis over a five-year period.


NOTE 4 - EARNINGS PER SHARE

         The following tables set forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 MARCH 31,                                  MARCH 31,
                                                    ----------------------------------          ----------------------------------
                                                        1998                  1999                  1998                  1999
                                                    ------------          ------------          ------------          ------------
BASIC EARNINGS PER SHARE
Numerator:
     Income (loss) before extraordinary item        $         (2)         $         12          $         --          $         11
     Preferred stock dividends                                (1)                   (1)                   (4)                   (4)
     Extraordinary item                                       --                   (19)                   --                   (19)
                                                    ------------          ------------          ------------          ------------
     Numerator for basic loss per share -
         loss attributable to common shares         $         (3)         $         (8)         $         (4)         $        (12)
                                                    ============          ============          ============          ============

Denominator:
     Denominator for basic earnings per share -
         weighted average shares                      34,883,757            44,757,090            30,389,671            38,583,239

Basic loss per common share                         $      (0.10)         $      (0.17)         $      (0.12)         $      (0.29)

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                        (In Millions, Except Share Data)


NOTE 4 - EARNINGS PER SHARE (CONTINUED)


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  MARCH 31,                               MARCH 31,
                                                      ----------------------------------       ----------------------------------
                                                          1998                  1999               1998                  1999
                                                      ------------          ------------       ------------          ------------
DILUTED EARNINGS PER SHARE
Numerator:
     Income (loss) before extraordinary item          $         (2)         $         12       $         --          $         11
     Preferred stock dividends                                  (1)                   (1)                (4)                   (4)
     Extraordinary item                                         --                   (19)                --                   (19)
                                                      ------------          ------------       ------------          ------------
     Numerator for diluted loss per share -
         loss attributable to common shares           $         (3)         $         (8)      $         (4)         $        (12)
                                                      ============          ============       ============          ============

Denominator:
     Denominator for diluted earnings per share -
         weighted average shares                        34,883,757            45,911,301         30,389,671            39,694,767

Diluted loss per common share                         $      (0.10)         $      (0.17)      $      (0.12)         $      (0.29)



NOTE 5 - ACQUISITIONS

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

         The South America Acquisition has been reflected in the balance sheet at March 31, 1999 and was accounted for using the purchase method of accounting. The total purchase price has been allocated as $3 to inventory, $1 to property, plant and equipment, and $28 representing intangible assets. Results of operations of the acquired business and any other expenses of the transaction are included in the Consolidated Statements of Operations for the three- and nine-month periods ended March 31, 1999, and did not significantly effect the results of operations of the Company for these periods.


NOTE 6 - STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                        (In Millions, Except Share Data)


NOTE 6 - STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK (CONTINUED)

         On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of Common Stock sold by the Company and 3,333,000 shares of Common Stock sold by certain stockholders of the Company, was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230. Total common shares outstanding after the Offering were 52,163,943. The Company used a portion of the net proceeds from the Offering to redeem $46 of its Series A Redeemable Preferred Stock, including $2 of unamortized discount, $10 of accreted dividends and $1 of redemption premium. In connection with the Offering, the Company paid Texas Pacific Group, which owns a controlling interest in the Company, and its designee approximately $4 for financial advisory services.

         The following table presents the changes in stockholders' equity (deficit) during the quarter ended March 31, 1999:

             December 31, 1998                               $(351)
             Net loss                                           (7)
             Initial Public Offering                           250
             Preferred Stock dividends                         (10)
             Equity offering costs                             (20)
             Other                                              (1)
                                                             -----

             March 31, 1999                                  $(139)
                                                             =====

         The Company used $57 of the net proceeds of the public equity offering to redeem a portion of its senior discount notes, including $1 of accrued interest and $6 of redemption premium. The Company contributed the remainder of the net proceeds to Del Monte Corporation, its principal subsidiary. Del Monte Corporation used the contribution to prepay $63 of its indebtedness under its bank term loans, to redeem $62 of its senior subordinated notes, including $1 of accelerated amortization of original issue discount, $3 of accrued interest and $7 of redemption premium, and to repay $2 of indebtedness under the revolving credit facility. In connection with the repayment of debt, $5 of previously capitalized debt issue costs were charged to income during the third quarter and accounted for as an extraordinary item, as well as a total of $14 of premiums, as discussed above, resulting in total extraordinary item charges of $19.

         Long-term debt consisted of the following as of December 31, 1998 on a pre-offering basis and as of March 31, 1999 on a post-offering basis :

                                                           December 31, 1998         March 31, 1999
                                                           -----------------         --------------
             Term Loan                                             $411                  $341
             Senior Subordinated Notes                              147                    96
             Senior Discount Notes                                  142                    92
                                                                   ----                   ---
                                                                    700                   529
             Less current portion                                    35                    32
                                                                    ---                   ---
                                                                   $665                  $497
                                                                   ====                  ====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                        (In Millions, Except Share Data)



NOTE 6 - STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK (CONTINUED)

                  At March 31, 1999, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter will be as follows:

          4th quarter 1999                                 $ 7
          2000                                              32
          2001                                              36
          2002                                              40
          2003                                              43
          2004                                              47
          Thereafter                                       383
                                                          ----
                                                           588
          Less discount on notes                            59
                                                          ----
                                                          $529
                                                          ====


NOTE 7 - PLANT CONSOLIDATION

         In the third quarter of fiscal 1998, management committed to a plan to consolidate the Company's tomato and fruit processing operations. In connection with this plan, the Company established an accrual of $7 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. At March 31, 1999, no costs have been charged to this accrual. At this time, there have been no significant changes to this plan.

         As anticipated upon adoption of the plan, the Company established an accrual of $2 during the second quarter of fiscal 1999 upon the closure of the Modesto facility to accommodate reconfiguration of the plant to a fruit processing operation. This accrual represents direct costs to be incurred to remove and dispose of tomato processing equipment at Modesto that will not be transferred to the Company's tomato processing operations at the Hanford facility. Under current accounting rules, these costs could not be accrued until the Company had the ability to dispose of the equipment. The Company expects to establish additional accruals for similar costs at the time of the closure of the San Jose and Stockton facilities in fiscal 2000 and 2001. At March 31, 1999, $2 of costs have been charged to this accrual. As the equipment removal project at Modesto is substantially complete, the Company does not expect that there will be any adjustments to this reserve. The Company incurred charges representing accelerated depreciation of $1 during the quarter and $8 during the nine months ended March 31, 1999. This acceleration results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants.

         In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3 was taken during the first quarter of fiscal 1999 representing the write-down to fair value of the assets held for sale. These assets primarily included building, building improvements, and machinery and equipment with a carrying value of $4. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. Based on the level of interest demonstrated in the facility by third parties, it is expected that these assets will be disposed of within a year. At March 31, 1999, no costs have been charged against this accrual.


NOTE 8 - COMPREHENSIVE INCOME

         The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                        (In Millions, Except Share Data)



NOTE 9 - NEW ACCOUNTING STANDARDS

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its inventory production cycle, which is highly seasonal. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements elsewhere in this quarterly report.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1998 VS. THREE AND NINE MONTHS ENDED MARCH 31, 1999

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

         Net sales. Consolidated net sales increased by $42 million, or 12%, and $167 million, or 17%, for the three and nine months ended March 31, 1999, compared to the same periods of the prior year, primarily due to higher volumes in the vegetable and fruit businesses, sales growth in the club and mass merchandisers channel and Contadina product sales (which accounted for $22 million of the increase for the three months ended March 31, 1999 and $96 million of the increase for the nine months ended March 31, 1999). The following discusses the increases within the Company's major product lines. Vegetable product sales have increased in the current year due to increased consumer and trade promotional programs. For the 13 weeks ended March 27, 1999, market share for vegetables was 17.8% versus 17.7% for the same period of the prior year (source for market share data: ACNielsen SCANTRACK, based on equivalent cases). For the 52-week period ended March 27,1999, market share for vegetables was 20.8% versus 19.4% in the prior year. Fruit product sales have increased in fiscal 1999 as compared to the prior year, primarily due to the introduction of new products (FruitRageous and Fruit Pleasures single-serve fruit products and the Orchard Select fruit-in-glass product), which began national distribution during the first quarter of fiscal 1999. For the 13 weeks ended March 27, 1999, market share for major fruit products was 42.2% versus 41.6% for the same period of the prior year. For the 52-week period ended March 27,1999, the major fruit market share was 42.3% versus 41.5% for the prior year. During the month of March 1999, the Company increased prices on certain of its major fruit products and certain of its tomato products. The Company may, as a result, lose market share temporarily to its competitors in these categories. Tomato product net sales (exclusive of Contadina) have increased for the quarter ended March 31, 1999 as compared with the prior year quarter primarily due to the price increases. For the 13 weeks ended March 27, 1999, solid tomatoes market share was 17.3% versus 16.1% for the same period of the prior year. For the 52-week period ended March 27,1999, market share for solid tomatoes was 16.5% versus 16.3% for the to prior year.

         Cost of products sold. Cost of products sold as a percent of net sales was 65% and 67% for the three and nine months ended March 31, 1999, compared to 69% and 68% for the same periods of the prior year. The decrease in cost of products sold as a percent of net sales was primarily due to manufacturing cost decreases. Manufacturing costs were favorable in the current year periods as compared to the prior year periods due to more favorable raw product costs, cost savings from capital spending initiatives and increased production levels.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
                                 March 31, 1999

         Selling, administrative and general expense. Selling, administrative and general expense increased by $20 million for the three months and $46 million for the nine months ended March 31, 1999 compared to the same periods of the prior year. The increase in selling, administrative and general expense was due to promotion cost increases resulting from higher volumes of product sold (including the increase due to the acquisition of Contadina), higher marketing costs associated with the introduction of new products and increased spending resulting from higher levels of promotional activity.

         Special charges related to plant consolidation. The Company incurred charges of $3 million and $15 million for the three and nine months ended March 31, 1999. These amounts included $1 million and $8 million, respectively, of accelerated depreciation related to buildings and machinery and equipment that will no longer be needed following the consolidation of the operations of two fruit processing plants and two tomato processing plants. Special charges for the three and nine months ended March 31, 1999 also included $1 million of on-going fixed costs for the Modesto facility which is under reconfiguration and $1 million to relocate equipment. In addition, special charges for the nine months ended March 31, 1999 also included $3 million, representing the write-down to fair value of assets held for sale related to the closure of the Arlington, Wisconsin plant, which was recorded in the first quarter of fiscal 1999, as well as a $2 million charge, recorded during the second quarter of fiscal 1999, representing costs to be incurred for removal of equipment to be disposed of.

         Interest expense. Interest expense decreased by $2 million for the three months ended March 31, 1999 compared to the same period of the prior year, primarily due to the repayment of debt through the proceeds of the February 1999 public equity offering. For the nine months ended March 31, 1999, interest expense increased by $5 million as compared with fiscal 1998, due to the higher debt balances from the Contadina Acquisition (which occurred in December 1997).

         Other expense. Other expense for the nine months ended March 31, 1999 represents expenses of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998. These expenses were charged to earnings during the first quarter of fiscal 1999 upon the withdrawal of that offering.

         Net income (loss) before extraordinary item. Net income before extraordinary item for the three months ended March 31, 1999 was $12 million compared to a net loss of $2 million in the same period of the prior year. Net income before extraordinary item for the nine months ended March 31, 1999 was $11 million as compared to no earnings for the nine months ended March 31, 1998. This increase was primarily due to an increase in operating income resulting from higher net sales and more favorable manufacturing and product costs in the three and nine-month periods ended March 31, 1999 compared to the same periods of the prior year. The increase was somewhat offset by the presence of special charges related to plant consolidation and costs of the withdrawn July 1998 public equity offering.

         Extraordinary item. Proceeds of the February 1999 public equity offering were used to redeem preferred stock and a portion of the outstanding subordinated notes and to repay senior debt. The extraordinary item charge consisted of $5 million of previously capitalized debt issue costs related to the redeemed notes and early debt retirement and $14 of redemption premiums.



OTHER PERFORMANCE MEASURES

         Adjusted EBITDA. The Company believes EBITDA, as adjusted, is a measure widely-used by the financial community to evaluate the Company's cash-based operating performance and its ability to provide cash flows to service debt. Since the Company has undergone significant structural changes during the periods presented, the Company believes that this measure presents a meaningful measure of operating cash flow (excluding the effects of working capital

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
                                 March 31, 1999


changes and capital expenditures) by eliminating the effects of one-time charges or credits. Adjusted EBITDA represents EBITDA (income (loss) before income taxes and extraordinary item, and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

         Adjusted EBITDA increased by 10% to $43 million in the current period as compared to $39 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, income before income taxes and extraordinary item, plus interest expense was $32 million and was adjusted for special charges and other one-time and non-cash charges of $11 million. The special charges and non-cash charges consisted of special charges related to plant consolidation of $3 million and depreciation and amortization of $8 million (excluding accelerated depreciation of $1 million and amortization of deferred debt issuance costs of $1 million).

         Adjusted EBITDA increased by 24% in the current nine-month period to $120 million as compared to $97 million for the nine months ended March 31, 1998. For the nine months ended March 31, 1999, income before income taxes and extraordinary item, plus interest expense was $74 million and was adjusted for special charges and other one-time and non-cash charges of $46 million. The special charges and other one-time and non-cash charges consisted of special charges related to plant consolidation of $15 million, expenses of the withdrawn public equity offering of $2 million, the fair value step-up of inventory of $3 million, South America Acquisition expenses of $1 million and depreciation and amortization of $25 million (excluding accelerated depreciation of $8 million, amortization of deferred debt issuance costs of $2 million and $1 million intangible asset amortization).


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

         The Company expects to complete its project to evaluate, modify and implement Year 2000 compliant systems by June 1999, with customer and supplier assessments and testing ongoing. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000. Therefore, testing on this equipment is expected to continue through early calendar 2000. Overall, the project is proceeding as scheduled and was estimated to be over 90% complete as of March 31, 1999.

         The Company expects costs incremental to the Company's base service contract with EDS to total under $2 million, which is not material to the Company's financial position. The Company is funding these costs through operating cash flow. Approximately $1 million of this $2 million estimate had been incurred as of March 31, 1999. The Company is expensing all costs associated with these system changes as the costs are incurred.

         The Company is continuing to conduct inquiries regarding the Year 2000 compliance programs of its key suppliers and customers and will continue to update its understanding of the current status of their Year 2000 programs throughout calendar 1999. No assurance can be given that the Company's suppliers and customers will all be Year 2000

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
                                 March 31, 1999

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

         The Company is developing contingency plans to address internal system failures, as well as external supplier and customer failures, that may result from Year 2000 issues. The Company will continue to update these contingency plans through calendar 1999 as new information becomes known. These contingency plans identify alternatives for the Company's business operations it believes could be affected by external Year 2000 system failures. These operations include principally communications with key suppliers and customers and distribution of finished goods to distribution centers and customer locations. The contingency plans include the development of risk avoidance actions, such as increasing the Company's finished goods and materials inventory position during calendar 1999 to carry the Company through any brief period of disruption that may occur due to either internal or external Year 2000 system failures. The Company believes that with completion of the project as scheduled and ongoing monitoring, any significant disruptions of core operations should be reduced.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility are the Company's primary sources of liquidity.

         The Company's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The Company's historical net sales have exhibited seasonality, with net sales in the first fiscal quarter affected by lower levels of promotional activity, the availability of fresh produce and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Historically, the second and third fiscal quarters reflect increased sales of the Company's products, and related increased cost of products sold and selling and promotional expenses, during the holiday period extending from late November through December, as well as sales associated with the Easter holiday. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix.

         To finance working capital requirements, the Company relies on its revolving credit facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of March 31, 1999, $77 million was outstanding under the revolving credit facility, compared to a zero balance at June 30, 1998. The increase in inventories at March 31, 1999 from June 30, 1998 reflects the seasonal inventory buildup and depletion. The increase in accounts payable and accrued expenses from June 30, 1998 to March 31, 1999 reflects accrued expenses resulting from the peak production period and higher marketing accruals. The higher marketing accruals reflect increased promotional activity in the current year primarily related to new product introductions.

         As of March 31, 1999, the Company's short term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company is in compliance with all such covenants for the third quarter of fiscal 1999.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
                                 March 31, 1999

       On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of Common Stock sold by the Company and 3,333,000 shares of Common Stock sold by certain stockholders of the Company, was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230 million. Total common shares outstanding after the Offering were 52,163,943. The Company used the net proceeds from the Offering to redeem $45 million of its Series A Redeemable Preferred Stock, to redeem $51 million of its senior discount notes, to prepay $63 million of its indebtedness under its bank term loans, to redeem $53 million of its senior subordinated notes, and to repay $2 million of indebtedness under the revolving credit facility. In connection with the Offering, the Company paid Texas Pacific Group, which owns a controlling interest in the Company, and its designee, approximately $4 million for financial advisory services.

       In April 1999, the Company completed a $38 million lease financing that will be used to finance construction of four warehouse facilities adjacent to the Company's Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. Construction of the new facilities (totaling approximately
1.4 million square feet) has begun and is expected to be completed at all four sites during calendar 1999. The lease bears interest at a floating rate equal to a blended spread of 368 basis points over three-month LIBOR (currently at approximately 5.0%). The lease has an initial term of five years. Under certain circumstances, the lease can be renewed for up to five additional years. At the expiration of the lease, the Company has the option to purchase the leased facilities for specified amounts, or to sell them on behalf of the lessor.


FACTORS THAT MAY AFFECT FUTURE RESULTS

       This quarterly report contains forward-looking statements, including those in the sections captioned "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements that are not historical facts, including statements about the Company's beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time the Company makes the statements, and you should not place undue reliance on them. The Company does not undertake to update any of these statements in light of new information or future events.

       Forward-looking statements involve inherent risks and uncertainties. The Company cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; Year 2000 compliance; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors referenced in this quarterly report.

       Please see the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 1999 for a discussion of risk factors related to an investment in the Company.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.  None


ITEM 2. CHANGES IN SECURITIES.  None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 21, 1999, an Annual Meeting of Stockholders of DMFC was held. At the meeting, Timothy G. Bruer, Brian E. Haycox and William S. Price, III were elected as Class I directors for a three-year term. Wesley J. Smith, Patrick Foley and Jeffrey A. Shaw continued as Class II directors and Richard W. Boyce, Al Carey, Denise M. O'Leary and Richard G. Wolford continued as Class III directors.

         In addition, the appointment of KPMG LLP as independent auditors of DMFC was ratified at the meeting and the minutes of the annual meeting held on February 24, 1998, and the special meetings held April 2, 1998 and April 13, 1998 were approved.

         The vote on each of these matters was 35,383,050 in favor, no votes in opposition and no abstentions.


ITEM 5. OTHER INFORMATION.  None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         (3)(i) Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration on Form S-1 No. 333-48235, filed May 18,
                  1998)

         (3)(ii) Amended and Restated Bylaws of Del Monte Food Company adopted on April 22, 1999

         (11) Statement re: Computation of Per Share Earnings The information required by this exhibit is contained in the financial statements included in this quarterly report on Form 10-Q

         (27)     Financial Data Schedule



(b)      Reports on Form 8-K

         A Report on Form 8-K was filed on January 19, 1999, which reported the Company's financial results for the three and six months ended December 31, 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DEL MONTE FOODS COMPANY



                                              Date: May 13, 1999

By:    /s/  RICHARD G. WOLFORD
       ------------------------------
            Richard G. Wolford
            Chief Executive Officer



By:    /s/  DAVID L. MEYERS                   Date:  May 13, 1999
       ------------------------------
            David L. Meyers
       Executive Vice President,
       Administration and Chief
          Financial Officer

                               EXHIBIT INDEX


EXHIBIT NUMBER              DESCRIPTION
--------------              --------------------------------
     3(ii)                  Amended and Restated Bylaws of Del Monte Foods
                            Company adopted on April 22, 1999.

     27                     Financial Data Schedule.