Form 10-K
period 1999-06-30
DEL MONTE FOODS CO
filed 1999-09-07
CIK 866873

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

For the fiscal year ended June 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 33-36374-01

                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter

               Delaware                                13-3542950
   -------------------------------          ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class         Name of Each Exchange on Which Registered
   ----------------------------     -----------------------------------------
   Common Stock, par value $.01     New York Stock Exchange Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1999, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $449,647,000.

        The number of shares outstanding of Common Stock, par value $.01, as of close of business on July 31, 1999 was 52,172,819.

        The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on November 11, 1999 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        As used throughout this Annual Report, unless the context otherwise requires, "Del Monte" means Del Monte Foods Company, and the "Company" means Del Monte and its consolidated subsidiaries. "DMC" means Del Monte Corporation, a wholly owned subsidiary of Del Monte. The "Contadina Acquisition" means the Company's acquisition of assets comprising Nestle USA, Inc.'s ("Nestle") U.S. business of manufacturing and marketing certain canned tomato products ("Contadina"). The "South America Acquisition" means the Company's reacquisition of the rights to the Del Monte brand in South America from Nabisco, Inc. and the purchase of Nabisco's canned vegetable and tomato business in Venezuela. The Company's fiscal year ends on June 30, and its fiscal quarters typically end on the last Sunday of September, December and March. Unless otherwise indicated, references herein to U.S. market share data are to case volume sold through retail grocery stores (excluding warehouse clubs and supercenters) with at least $2 million in sales and are based upon data provided to the Company by A.C. Nielsen & Co ("ACNielsen"), an independent market research firm. Market share data for canned vegetables and solid tomato products include only those categories in which the Company competes. Such data for canned fruit include those categories in which the Company competes other than the "specialty" category, which is an insignificant portion of the Company's operations. See "Business--General." With respect to market share data used herein, the term fiscal 1999 refers to the 52-week period ended June 26, 1999.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        The predecessor of the Company was originally incorporated in 1916 and remained a publicly-traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. ("RJR Nabisco"). In December 1989, RJR Nabisco sold the Company's fresh produce operations ("Fresh Del Monte") to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased the Company and certain of its subsidiaries from RJR Nabisco for $1.5 billion ("RJR Nabisco Sale"). Following this sale, the Company divested several of its non-core businesses and all of its foreign operations. In April 1997, the Company was recapitalized with an equity infusion from TPG Partners, L.P. ("TPG"), its affiliates and other investors. In February 1999, the Company again became a publicly-traded company.

        The Company manufactures and distributes premium quality, nutritious food products under Del Monte, Contadina and other brand names. The Company operates in one industry segment: processed foods. The Company is the largest producer and distributor of canned vegetables and canned fruit in the United States, with net sales to its customers in excess of $1.5 billion in fiscal 1999. The Del Monte brand was introduced in 1892, and management believes it is the best known brand among canned food products in the United States. Del Monte brand products are found in most national grocery chains and independent grocery stores throughout the United States. As the brand leader in three major processed food categories (canned vegetables, fruit and solid tomato products), the Company has a full-line multi-category presence that management believes provides it with a substantial competitive advantage in selling to the retail grocery industry. The Contadina Acquisition contributed another established brand and has positioned the Company as the branded market leader in the high margin canned solid tomato products category and has established a strong presence for the Company in the branded paste-based tomato products category. See "-- Company Products."

        The Company's primary domestic channel of distribution is retail outlets, which accounted for approximately $1.2 billion (or 78%) of the Company's fiscal 1999 sales. In fiscal 1999, the Company had market shares of 20.8% of all canned vegetable products and 42.4% of all canned major fruit products in the United States. The Company's market share in vegetables is larger than the market share of the Company's two largest branded competitors combined and its market share of canned fruit is larger than the fruit market share of all other branded competitors combined. In addition, the Company enjoys strong market shares in various solid tomato product categories.

        The Company sells its products primarily through national grocery chains and independent grocery stores nationwide. Although the Company's product is currently sold primarily through grocery stores, the Company also sells its products through the fastest growing channel of distribution. This channel includes warehouse club stores and mass merchandisers, such as Wal-Mart and Costco, and larger merchandising outlets that include full grocery sections, such as Wal-Mart Supercenters and Kmart's Super Ks. In addition, the Company sells its products to the foodservice industry, food processors and the U.S. military and in certain export markets. See "-- Sales, Marketing and Distribution."

        The Company operates 14 production facilities in California, the Midwest, Washington and Texas, as well as six strategically located distribution centers. The Company has over 2,500 contracts to purchase vegetables and fruit from individual growers and cooperatives located in various geographic regions of the United States, principally California, the Midwest, the Northwest and Texas. This diversity of sourcing helps insulate the Company from localized disruptions during the growing season, such as weather conditions, that can affect the price and supply of vegetables, fruit and tomatoes. See "-- Supply and Production."

        The Company owns a number of registered and unregistered trademarks that it uses in conjunction with its business, including the trademarks Del Monte, Contadina, Fruit Cup, FreshCut, Snack Cups, Fruit Naturals, Orchard Select, FruitRageous, Fruit Pleasures, Can Do and Del Monte Lite. In connection with and subsequent to the RJR Nabisco Sale, the Company granted various perpetual, exclusive royalty-free licenses for the use of the Del Monte name and trademark, as well as the use of certain copyrights, patents and trade secrets, generally outside of the United States. The licensees of the Del Monte name and trademark include Fresh Del Monte Produce N.V. (which succeeded to Polly Peck as the owner of the Company's former fresh produce operations), Del Monte Royal Foods, Kikkoman Corporation, Nabisco Canada, and Premier Valley Foods with respect to which the Company owns 20% of the common stock. See "-- Intellectual Property."

        The Company was recapitalized in April 1997. In that transaction Texas Pacific Group, a private investment group, obtained a controlling interest in the Company. Under a new senior management team introduced in connection with the recapitalization, the Company began implementing a new strategy to increase its sales and margins. This strategy includes: (i) increasing market share and household penetration of the Company's existing high margin products; (ii) introducing new products and new forms of packaging such as glass and plastic;
(iii) increasing penetration of high growth distribution channels, such as supercenters, mass merchandisers and warehouse clubs; (iv) achieving cost savings through operating efficiencies, plant consolidations and investments in new and upgraded equipment; and (v) completing strategic acquisitions.

        DMC was incorporated under the laws of the State of New York in 1978. Del Monte, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989 and was reincorporated under the laws of the State of Delaware in 1998. Each of DMC and Del Monte maintains its principal executive office at One Market, San Francisco, California 94105, and their telephone number is (415) 247-3000.

RECENT DEVELOPMENTS

        Public Offering. On February 10, 1999, the Company received proceeds from a public equity offering, consisting of 16,667,000 shares of common stock sold by the Company and 3,333,000 shares of common stock sold by certain stockholders of the Company at an initial offering price of $15.00 per share. The Company received net proceeds of $230 million. Total common shares outstanding after the offering were 52,163,943. The Company used a portion of the net proceeds from the offering to redeem $46 million of its redeemable preferred stock, including $2 million of unamortized discount, $10 million of accreted dividends and $1 million of redemption premium. In connection with the offering, the Company paid Texas Pacific Group, which owns a controlling interest in the Company, and its designee approximately $4 million for financial advisory services.

        The Company used $57 million of the net proceeds of the public equity offering to redeem a portion of its senior discount notes, including $1 million of accrued interest and $6 million of redemption premium. Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63 million of its indebtedness under its bank term loans, to redeem $62 million of its senior subordinated notes, including $1 million of accelerated amortization of original issue discount, $3 million of accrued interest and $7 million of redemption premium, and to repay $2 million of indebtedness under the revolving credit facility. In connection with the repayment of debt, $5 million of previously capitalized debt issue costs were charged to income during the third quarter and accounted for as an extraordinary item, as well as a total of $14 million of premiums, as discussed above, resulting in total extraordinary item charges of $19 million.

        South America Acquisition. On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela, for a cash purchase price of $32 million. In connection with the South America Acquisition, approximately $1 million of acquisition-related expenses were incurred. RJR Nabisco had retained ownership of the Del Monte brand in South America and the Venezuela Del Monte business when it sold other Del Monte businesses in 1990. The South America Acquisition was accounted for using the purchase method of accounting. The total purchase price was allocated as $3 million to inventory, $1 million to property, plant and equipment and $28 million representing intangible assets.

        Stock Split. On July 22, 1998, the Company declared, by way of a stock dividend effective July 24, 1998, a 191.542-for-one stock split of all of the Company's outstanding shares of Common Stock. Accordingly, all share and per share amounts for all periods presented herein have been retroactively adjusted to give effect to this stock split.

THE INDUSTRY

        The Company believes that the domestic canned food industry is characterized by relatively stable growth based on modest price and population increases. Within the industry, however, the Company believes that certain categories have been experiencing substantial growth by responding to changing consumer needs. Over the last ten years, the industry has experienced rationalization as competitors have disposed of non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. The Company also believes that sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category management. Food companies with category leadership positions and strong retail relationships appear to have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

        Branded food manufacturers typically lead pricing and innovation in the canned food segments in which the Company competes. Based on statistical information compiled by ACNielsen, however, private label products generally have the largest market shares in these categories. The aggregate market share of the private label segment has remained relatively stable over the past several years in each of the Company's principal product categories. For the 52 weeks ended June 26, 1999, private label products as a group represented 42.6%, 40.7% and 31.4% of canned vegetable, major fruit and solid tomato product sales, respectively. The Company believes that the private label segment has historically been highly fragmented among regional vegetable producers seeking to compete principally based on price. Recently, some consolidation has occurred among private label manufacturers in the canned vegetable category. The Company believes that this consolidation may result in increasing rationalization of production capacity in the industry, which may in turn result in higher price positioning of private label canned vegetable products.

COMPANY PRODUCTS

        The Company has a full-line, multi-category presence with products in three major processed food categories: canned vegetables, canned fruit and canned tomato products.

        Vegetables

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that the canned vegetable industry in the United States generated more than $3.2 billion in sales in calendar 1998. The Company believes that the domestic canned vegetable industry is a mature segment characterized by high household penetration.

        The Company views the canned retail vegetable market as consisting of two distinct segments: core vegetables and specialty products. The Company competes in each of these segments. The core segment represents the largest volume segment, accounting for $955 million or approximately 67% of fiscal 1999 canned vegetable supermarket case sales (excluding pickles and tomato products). The Company's entries in the core segment include cut green beans and French-style green beans, as well as whole kernel and cream-style corn, mixed vegetables, spinach, carrots and potatoes. The specialty segment which includes asparagus, lima beans, wax beans, zucchini and a variety of corn offerings represented $355 million or approximately 25% of fiscal 1999 canned vegetable supermarket case sales. Many of the Company's specialty vegetable products are enhanced with flavors and seasonings, such as the Company's zucchini in tomato sauce and its Fiesta corn, which is made with red and green peppers. The Company's specialty vegetables are priced at a premium to its other vegetable products and carry higher margins. The Company offers a no-salt product line across most of its core varieties. All of the Company's vegetable products are offered to the retail market principally in 14-15 oz. sizes, as well as in smaller can sizes representing buffet products. In addition, substantially all of the above varieties are offered to the foodservice market primarily in a larger commercial size can. The Company produces six or eight can multi-packs primarily for its club store customers.

        Within the core, specialty and buffet product lines, the Del Monte brand accounted for $364 million in retail sales in fiscal 1999. During the 52 weeks ended June 26, 1999, Del Monte brand vegetable products enjoyed an average premium of 18 cents (38%) per item over private label products and the Company held a 20.8% share of the canned vegetable market for that period.

        The canned vegetable market is concentrated among a small number of branded manufacturers and a large, fragmented pool of private label competitors. In the core vegetable market, the Company is the branded market share leader and for the 52 weeks ended June 26, 1999, held a 24.4% market share in green beans, a 19.9% market share in corn and a 17.3% market share in peas. The Company's core vegetable products are distributed in substantially all grocery outlets. The Company also is the branded market share leader in the specialty segment and is the overall market share leader in the buffet segment. Private label products taken as a whole command the largest share of the canned vegetable market, but their market share has remained relatively stable over the past decade. The Company's primary branded competitors in the market include Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby's, in addition to private label producers.

        The Company has relationships with approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington, and Texas.

        Fruit

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that the canned fruit industry in the United States generated more than $2.4 billion in sales in calendar 1998. The Company believes the domestic canned fruit industry is a mature segment characterized by high household penetration.

        The Company is the largest processor of branded canned fruit in the United States. The Company competes in three distinct segments of the canned fruit industry: major, specialty and pineapple products. These segments account for approximately 59% of the canned fruit industry's total sales. The major segment consists of cling peaches, pears and fruit cocktail/mixed fruit with products offered across various package sizes including Fruit Cup. The specialty segment includes apricots, freestone and spiced peaches, mandarin oranges, cherries and tropical mixed fruit. The Company believes that the major fruit and specialty fruit segments of the canned fruit market together accounted for more than $1.0 billion of total canned fruit industry sales in fiscal 1999.

        Major fruit accounted for sales by retailers of $664 million in fiscal 1999. Sales by retailers of Del Monte brand major fruit products totaled $337 million in fiscal 1999. For the 52 weeks ended June 26, 1999, the Company was the branded share leader with a 42.4% market share based on case volume sold. The Company is also the share leader in every major sub-segment of the major fruit category. In single-serve fruit cup, the Company has an 82.2% market share. The Company's major fruit products are distributed in substantially all grocery outlets, club stores and mass merchandiser outlets.

        The Company is a key brand in the specialty category as a whole and the market leader in apricots and freestone and spiced peaches. Specialty fruits are higher margin, lower volume "niche" items, which benefit from the Company's brand recognition. Del Monte apricots and freestone peaches are distributed in over 85% and 60% of grocery outlets, respectively. Tropical fruits and mandarin oranges are distributed in 62% and 49% of grocery outlets, respectively.

        The Company believes that it has substantial opportunities to leverage the Del Monte brand name to increase sales of its existing high margin products, such as its Fruit Cup line. The Company has also been developing new high margin products designed to leverage the Company's presence in existing categories, to capitalize on its existing manufacturing capabilities and to expand the Company's presence in the market beyond the canned food aisle. For example, following initial success in test markets, the Company completed national distribution in fiscal 1999 of its Orchard Select, a premium fruit product packaged in glass sold in the produce section. These products are distributed in 64% of grocery outlets. In September 1998, the Company also began national introduction of Fruit Pleasures and FruitRageous, two new single-serve fruit product lines. Fruit Pleasures is targeted at the adult snack market and FruitRageous is a fruit snack for children. An important focus of the Company's new fruit product development efforts is the production of high quality, convenient and nutritious products, particularly snack-type products.

        The Company competes in the canned fruit business on the basis of product quality and category support to both the trade and consumers. On the industry's highest volume can size (15-16 oz.), the Del Monte brand commanded an average 12 cents (13%) per item premium. The Company faces competition in the branded canned fruit segment from Tri-Valley Growers, which packs branded fruit under the Libby's and S&W brands. The Del Monte brand market share is four times that of its nearest competitor in the branded category. The Company also faces competition from private label products in the canned fruit segment from Tri-Valley Growers and Pacific Coast Producers ("PCP"), both of which are grower co-operatives that produce primarily private label products.

        Individual pineapple items are differentiated by cut style, with varieties including sliced, chunk, tidbits and crushed. Currently, approximately 83% of pineapple product sold is packed in juice. The remaining 17% is packed in heavy syrup. Size offerings include the 20 oz. size, which accounts for 77% of category sales. Other sizes offered by Del Monte include the 8 oz. and 15 oz. varieties.

        The Company's retail pineapple line consists of sliced, chunk, tidbits, crushed and juice products in a variety of container sizes. In addition to sales by retailers, which totaled $229 million in fiscal 1999, the Company sells a significant amount of juice concentrate and crushed pineapple through the food ingredients channel. The Company also sells pineapple solids and juice products to foodservice customers.

        The Company is the second leading brand of canned pineapple with a 13.7% market share for the 52 weeks ended June 26, 1999. Dole is the industry leader with a market share of 43.1%. Private label and foreign pack brands comprise the low-price segment of this category and hold market shares of 32.4% and 9.9%, respectively. The five major foreign pack brands, Geisha, Libby's, Liberty Gold, Empress, and 3-Diamond, have regional distribution and are supplied by Thai and Indonesian packers.

        The Company has relationships with approximately 600 fruit growers located in California, Oregon and Washington. The Company sources virtually 100% of its pineapple requirements from its former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides pricing based on fixed retail and foodservice margins.

   Tomato Products

        Based on internal estimates using data compiled by ACNielsen from various industry and other sources, the Company believes that processed tomato products generated calendar 1998 industry-wide sales of more than $5.2 billion. While total sales of canned tomato products have grown steadily in recent years, the Company believes that the diced segment of the retail canned solid tomato segment (which also includes chunky tomatoes and tomato wedges) has been growing at a substantially greater rate than the category as a whole, as consumer preferences have trended toward more convenient cut and seasoned tomato products.

        The processed tomato category can be separated into more than ten distinct product segments, which differ widely in terms of profitability, price sensitivity and growth potential. Consumers use tomato products for a variety of purposes ranging from ingredients to condiments, beverages and main dishes.

        The Company's tomato product offerings consist of two major segments: solid tomato products, which are differentiated primarily by cut style, with varieties including stewed, crushed, diced, chunky, wedges, puree and paste-based tomato products, such as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces.

        The Company is the leading producer of canned solid tomato products, which generally have higher margins than paste-based tomato products. Solid tomato products is the fastest growing segment of the Company's tomato business. As a result of the Contadina Acquisition, the Company extended its presence in this segment through the addition of Contadina's share of the market for crushed, stewed and puree tomato products. The canned solid tomato segment has evolved to include additional value-added items, such as flavored diced tomato products. The Company believes that there is substantial opportunity to increase sales of solid tomato products through line extensions that capitalize on the Company's manufacturing and marketing expertise.

        With the Contadina Acquisition, the Company has also strengthened its position in the branded paste-based tomato products categories in which it competes. The Company markets its spaghetti and sloppy joe sauces, as well as its ketchup products, under the Del Monte brand name using a "niche" marketing strategy targeted toward value-conscious consumers seeking a branded, high quality product. The Company's tomato paste products are marketed under the Contadina brand name, which is an established national brand for Italian-style tomato products. Contadina also targets the branded food service tomato market, including small restaurants that use Contadina brand products such as finished spaghetti and pasta sauces. The Company plans to use this presence as a platform to expand its branded foodservice business, including sales of Del Monte brand products to new and existing Contadina foodservice customers.

The Company faces competition in the tomato product market from brand name competitors including S&W and Hunt's in the solid tomato, paste and sauce categories; Heinz and Hunt's in the ketchup category; and Hunt's, Campbell Soup's Prego and Unilever's Ragu in the spaghetti sauce category. In addition, the Company faces competition from private label products in all major categories. While the Company has a small share of the overall tomato product market, it is the largest branded competitor in the solid tomato segment with a market share of 17.1% for the 52 weeks ended June 26, 1999. Hunt's, the next largest branded processor, possessed a 9.9% share of the solid tomato segment for this period. In other key categories, for the 52 weeks ended June 26, 1999, Heinz was the market leader in ketchup with a 48.1% market share, and Hunt's was the leader in tomato sauce with a 34.1% market share.

        The Company has relationships with approximately 40 tomato growers located primarily in California, where approximately 95% of domestic tomatoes are produced.

SUPPLY AND PRODUCTION

        The Company owns virtually no agricultural land. Each year, the Company buys over one million tons of fresh vegetables, fruit and tomatoes under more than 2,500 contracts with individual growers and cooperatives located primarily in the United States. Many of these are long-term relationships. No supplier accounts for more than 5% of the Company's raw product requirements, and the Company does not consider its relationship with any particular supplier to be material to its operations. The Company is exploring ways in which to extend its growing season. For example, it has been planting green bean crops in Texas, which has a longer growing season than the Company's other bean growing locations in the Midwest region. Like other processed vegetable, fruit and tomato product manufacturers, the Company is subject to market-wide raw product price fluctuations resulting from seasonal or other factors. The Company's long-term relationships with growers help to ensure a consistent supply of raw product.

        The Company's vegetable growers are primarily located in Wisconsin, Illinois, Minnesota, Washington and Texas. The Company provides the growers with planting schedules, seeds, insecticide management and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. The Company's vegetable supply contracts are generally for a one-year term and require delivery of a specified quantity. Prices are renegotiated each year. The Company believes that one of its competitive advantages in the canned vegetable category derives from its proprietary seed varieties. For example, the Company believes that its "Del Monte Blue Lake Green Bean" variety is higher yielding than green bean varieties used by the Company's competitors. In addition, the Company's green bean production is primarily on irrigated fields, which facilitates production of high quality, uniformly-sized beans.

        The Company's fruit and tomato growers are located primarily in California. Pear growers are also located in Oregon and Washington. The Company's fruit supply contracts range from one to ten years. See Note 11 to the Company's consolidated financial statements for the year ended June 30, 1999. Prices are generally negotiated with grower associations and are reset each year. Contracts to purchase yellow cling peaches generally require the Company to purchase all of the fruit produced by a particular orchard or block of trees. Contracts for other fruits require delivery of specified quantities each year. The Company actively participates in agricultural management and quality control and provides insecticide management and hauling capabilities. Where appropriate, the Company manages the growers' agricultural practices.

        In connection with the sale of the Company's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, the Company signed an eight-year supply agreement whereby the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term.

        Fourteen Company-owned plants, located throughout the United States, process the Company's products. The Company produces the majority of its products between June and October. Most of the Company's seasonal plants operate at close to full capacity during the packing season. See "Properties" for a listing of production facilities.

        In the third quarter of fiscal 1998, the Company committed to a three-year plan to consolidate its California production facilities in order to enhance the efficiency of its fruit and tomato processing operations and to better meet the competitive challenges of the market. The plan resulted in suspension of operations at the Modesto plant for approximately one year while the Company reconfigured that facility to accommodate fruit processing that now takes places at the San Jose and Stockton facilities. The Company has transferred its tomato processing operations from its Modesto facility to the Company's state-of-the-art Hanford facility. The Company expects to begin some fruit processing at the reconfigured Modesto facility during the summer of 1999. The Company expects to close its San Jose plant after the production season in 1999 and its Stockton facility after the production season in 2000. Considerations of plant age and location were primary factors in the decision to close the 80-year-old San Jose plant and the 70-year-old Stockton plant and transfer production closer to growing areas. In addition in August 1998, the Company's vegetable processing plant located in Arlington, Wisconsin was closed after the summer 1998 pack. The Company plans an aggregate of approximately $27 million of capital spending in fiscal 2000 and 2001 to consolidate processing operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "-- Liquidity and Capital Resources -- Investing Activities."

        Co-packers are used for pineapple, pickles and certain other products and to supplement supplies of certain canned vegetables, fruit and tomato products.

        Prior to December 1993, the Company produced almost all of the cans used to package its products in the United States at its nine can manufacturing facilities located throughout the United States. In December 1993, the Company sold substantially all the assets (and certain related liabilities) of the Company's can manufacturing business to Silgan Container Corporation ("Silgan"). The transaction included the sale or lease of the Company's nine can manufacturing facilities. In connection with this agreement, Silgan and the Company entered into a ten-year supply agreement, with optional successive five-year extensions by either party. The base term of the supply agreement has since been extended to December 21, 2006. Under the agreement and subject to certain exceptions, the Company must purchase all of its requirements for metal food and beverage containers in the United States from Silgan. However, the Company is entitled to consider competitive bids for up to 50% of its requirements. Silgan has the right to match any competitive offer. In addition, if Silgan is unable to supply all of such requirements for any reason, the Company is entitled to purchase the excess from another supplier. Price levels were originally set based on the Company's costs of self-manufactured containers. Price changes under the contract reflect changes in the manufacturer's costs. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement. The Company's total annual can usage is approximately two billion cans.

SALES, MARKETING AND DISTRIBUTION

   Sales and Marketing

        The Company sells its retail products through: (1) a retail broker network (which consists of 100% independent broker representation at the market level, managed by Company sales managers); and (2) an in-house, or direct, sales force with responsibility for warehouse stores, mass merchandisers and supercenters. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers and, during fiscal 1999, accounted for 64% of the Company's total net sales. The Company retains its brokers through a standardized retail grocery brokerage agreement. Brokers are typically paid at a percentage of collected sales, generally 2.5%, which percentage may be increased up to 3.0% based on the broker's accomplishment of specified sales objectives. Such agreements may be terminated on 30 days' prior notice by either party. The Company's broker network represents the Company to a broad range of grocery retailers. The Company's warehouse club, mass merchandiser and supercenter group calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, Costco, Kmart and Target. During fiscal 1999, this channel accounted for 14% of the Company's total net sales. The Company makes foodservice, food ingredients, private label and military and other sales through both direct sales and brokers. During fiscal 1999, these sales accounted for 21% of the Company's total net sales.

        The Company's marketing function includes product development, pricing strategy, consumer promotion, advertising, publicity and package design. The Company uses consumer advertising and promotion support, together with trade spending, to support awareness of new items and initial trial by consumers and to build recognition of the Del Monte and Contadina brand names. The Company is planning to test market an integrated advertising program including print, television, radio, outdoor and in-store media beginning in the fall of 1999. This program is intended to communicate to the public a more contemporary and dynamic Del Monte.

        The Company has been enhancing its sales and marketing efforts with proprietary software applications, principally its Trade Wizard application and category management system applications designed to assist customers in managing product categories. The Trade Wizard application assists the Company in implementing and managing the timing and scope of its trade and consumer promotions. Customers using the Company's category management software tools are able to more rapidly identify sales levels for various product categories so as to achieve an optimal product mix. Use of these category management tools have resulted in increased shelf presence for the Company's products, particularly fruit products, relative to those of the Company's competitors. The Company also has proprietary tools that allow it to manage its customers' inventory requirements for its products, thereby reducing customers' inventory levels while enhancing the Company's opportunities to sell its products.

   Distribution

        The Company's distribution organization is responsible for the distribution of finished goods to over 2,400 customer destinations. See "Properties" for a listing of distribution centers. Customers can order products to be delivered via third party trucking, rail or on a customer pickup basis. The Company's distribution centers provide, among other services, casing, labeling, special packaging, cold storage and fleet trucking services. Other services the Company provides to customers include One Purchase Order/One Shipment, in which the Company's most popular products are listed on a consolidated invoicing service; the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices; and the Store Order Load Option (SOLO), in which products are shipped directly to stores.

FOREIGN OPERATIONS

        On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela. Sales for the ten months of fiscal 1999 that this business was owned by the Company were $10 million. The plant is located in Turmero, approximately 70 miles from Caracas. All purchases of raw materials, primarily vegetables, are made from growers in Venezuela, with approximately 80% of annual requirements from approximately 40 growers with whom the Company has contracts. The remaining annual requirements are fulfilled through the open market. See "--Recent Developments."

CUSTOMERS

        The Company's customer base is broad and diverse. The Company's 15 largest customers during fiscal 1999 represented approximately 53% of the Company's sales with sales to one customer, Sam's/Wal-Mart, representing 11% of sales. These top 15 customers have all been Del Monte customers for at least ten years and, in some cases, for 20 years or more. There has been significant consolidation in the grocery industry through acquisitions. The Company believes that this consolidation will not have a negative impact on the Company since many of the acquiring companies have been long-standing customers of the Company. The Company has sought to establish and strengthen its alliances with key customers by offering sophisticated proprietary software applications to assist customers in managing inventories. The Company plans to expand its promotion of these applications with its customers.

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

INFORMATION SERVICES

        In November 1992, the Company entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions. Payments under the terms of the agreement are based on scheduled monthly base charges subject to an inflation adjustment. The agreement expires in November 2002 with optional successive one-year extensions. The Company periodically reviews its general information system needs, including Year 2000 compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

RESEARCH AND DEVELOPMENT

        The Company's research and development organization provides product, packaging and process development and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 1999, 1998 and 1997, R&D expenditures (net of revenue for services to third parties) were $6 million, $5 million and $5 million, respectively. The Company maintains an R&D facility in Walnut Creek, California where it develops product line extensions and conducts research in a number of areas related to its business including seed production, packaging, pest management, food science and plant breeding.

EMPLOYEES

        At June 30, 1999, the Company had approximately 2,600 full-time employees. In addition, approximately 12,000 individuals are hired on a temporary basis during the pack season. The Company considers its relations with its employees to be good. In the past several years, the Company has not experienced any work stoppages or strikes.

        The Company has ten collective bargaining agreements with nine union locals covering approximately 10,600 of its hourly and seasonal employees. Four collective bargaining agreements expire in calendar 2000. The remaining agreements expire in calendar 2001 and 2002.

INTELLECTUAL PROPERTY

        The Company owns a number of registered and unregistered trademarks for use in connection with various food products, including the marks Del Monte, Contadina, Snack Cups, Fruit Cup, FreshCut, Fruit Naturals, Orchard Select, FruitRageous, Fruit Pleasures, Can Do and Del Monte Lite. These trademarks are important to the Company because brand name recognition is a key factor in the success of the Company's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that the Company, as the registered owner, or its licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the marks in connection with similar goods. The Company is not aware of any material challenge to the Company's ownership of its major trademarks.

        DMC owns approximately 12 issued U.S. patents covering machines used in filling, cleaning and sealing cans, food preservation methods, extracts and colors, and peeling and coring devices. The patents expire between 2005 and 2014 and cannot be renewed. Patents are generally not material to the Company's business.

        The Company claims copyright protection in its proprietary category management software and vendor-managed inventory software. The Company's customers receive reports generated by these software programs and provide data to the Company for use in connection with the programs. The software itself, however, is not licensed to the Company's customers. In addition, the Company claims copyright protection in its proprietary trade promotion software. These copyrights are not registered.

        The Company has developed a number of proprietary vegetable seed varieties, which it protects by restricting access and/or by the use of non-disclosure agreements. There is no guarantee that these means will be sufficient to protect the secrecy of its seed varieties. In addition, other companies may independently develop similar seed varieties. The Company has obtained U.S. plant variety protection certificates under the Plant Variety Protection Act on some of its proprietary seed varieties. Under a protection certificate, the breeder has the right, among other rights, to exclude others from offering or selling the variety or reproducing it in the United States. The protection afforded by a protection certificate generally runs for 20 years from the date of its issuance.

        In connection with the RJR Nabisco Sale and the divestitures of the Company's non-core and foreign operations subsequent to that sale, the Company granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and mark along with certain other trademarks, patents, copyrights and trade secrets to the acquiring companies or their affiliates. Under these licenses, the Company is generally entitled to reimbursement from the licensees of certain of its expenses in maintaining trademark registrations. In particular, with respect to all food and beverage products other than fresh fruits, vegetables and produce, Nabisco Canada holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Far East and Pacific Rim (excluding the Philippines); Del Monte Royal Foods and its affiliates hold the rights in Europe, Africa, the Middle East and the Indian Subcontinent. Fresh Del Monte Produce N.V. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and certain chilled and frozen products related thereto throughout the world. With respect to dried fruit, nuts and certain snack products, Premier Valley Foods holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with agreements to sell Del Monte Mexico, an affiliate of Hicks, Muse, Tate & Furst acquired the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico and Capital Universal Ltd. (an affiliate of Donald W. Dickerson, Inc.) acquired similar rights in Central America and the Caribbean. Dewey Limited (an affiliate of Del Monte Royal Foods) owns the rights in the Philippines to the Del Monte brand name. With the South America Acquisition, the Company reacquired the rights to the Del Monte brand in South America.

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

        The Company has also granted various security and tangible interests in its trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to its creditors, in connection with the Bank Financing, and to its licensees, to secure certain of the Company's obligations under the license agreements.

GOVERNMENTAL REGULATION

        As a manufacturer and marketer of food products, the Company's operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture and the Federal Trade Commission, as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of the Company's products is subject to regulation by the FTC, and the Company's operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company seeks to comply at all times with all such laws and regulations and is not aware of any instances of material non-compliance. The Company maintains all permits and licenses relating to its operations. The Company believes its facilities and practices are sufficient to maintain compliance with applicable governmental laws and regulations. Nevertheless, there is no guarantee that the Company will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

PENSION CONTRIBUTIONS

        In fiscal 1997, the Company's defined benefit pension plans were determined to be underfunded. In connection with the Company's recapitalization, the Company entered into an agreement with the Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company contributed $15 million within 30 days after the consummation of the recapitalization to its defined benefit pension plans. The Company contributed $15 million in calendar 1998 and will contribute a minimum of $9 million in calendar 1999, of which approximately $5 million had been paid by June 30, 1999. The Company will also contribute a minimum of $8 million in calendar 2000 and $8 million in calendar 2001, for a total of $55 million. The contributions required to be made in 1999, 2000 and 2001 have been secured by a $20 million letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement. See also Note 9 to the audited consolidated financial statements of the Company for the year ended June 30, 1999.

ENVIRONMENTAL COMPLIANCE

        As a result of its agricultural, food processing and canning activities, the Company is subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. The Company seeks to comply at all times with all of these laws and regulations and is not aware of any instances of material non-compliance. The Company cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect its operations. The Company is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations.

        In connection with the sale of one of its facilities, the Company is remediating conditions resulting from the release of petroleum-based elements from underground storage tanks. The Company is also conducting a groundwater investigation at one currently owned property for hydrocarbon contamination that it believes resulted from the operations of an unaffiliated prior owner of the property. At the present time, the Company is unable to predict the total cost for the remediation or the extent to which it may obtain contribution from the prior owner. Further, investigation and remediation of environmental conditions may in the future be required at other properties currently or formerly owned or operated by the Company. Nonetheless, the Company does not expect that these and other such remediation costs will have a material adverse effect on the Company's financial condition or results of operations.

        Governmental authorities and private claimants have notified the Company that it is a PRP or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under CERCLA or under similar state laws. With the exception of one previously owned site, the Company has potential liability at each site because it allegedly sent certain wastes from its operations to these sites for disposal or recycling. These wastes consisted primarily of empty metal drums (which previously held raw materials), used oils and solvents, solder dross and paint waste.

        The Company is indemnified for any liability at two of these sites, including the previously owned site. With respect to a majority of the sites at which the Company has been identified as a PRP and is not indemnified by another party, the Company has settled its liability with the responsible regulatory agency. The Company believes that it has no liability for the remaining sites, except with respect to one site at which it is a member of the PRP group. The PRP group is conducting a Remedial Investigation and Feasibility Study to analyze the nature and extent of the contamination and to evaluate remedial alternatives for the site. Based upon the information currently available, the Company does not expect that its liability for this site will be material. The Company may be identified as a PRP at additional sites in the future.

        The Company spent approximately $4 million on environmental expenditures from fiscal 1997 through fiscal 1999, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $2 million in fiscal 2000 and 2001 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. The Company believes that its CERCLA and other environmental liabilities will not have a material adverse effect on its financial position or results of operations.

WORKING CAPITAL

        The Company maintains a revolving line of credit to fund its seasonal working capital needs. The Company's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.") The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. The inventory position of the Company is seasonally affected by this growing cycle. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly.

BACKLOG

        The Company does not experience significant backlog.

ITEM 2.    PROPERTIES

        As of June 30, 1999, the Company operated 14 production facilities and six distribution centers. See "Business -- Sales, Marketing and Distribution" and "-- Supply and Production." The Company's production facilities are owned properties, while its distribution centers are owned or leased. The Company has various warehousing and storage facilities, which are primarily leased facilities. The Company's leases are generally long-term. Virtually all of the Company's properties, whether owned or leased, are subject to liens or security interests.

   The following table lists the Company's production facilities and distribution centers:


       LOCATION                    PRIMARY PRODUCT LINE                     SQUARE FOOTAGE
       --------                    --------------------                     --------------
PRODUCTION FACILITIES*                                                    OWNED         LEASED
                                                                          -----         ------
Hanford, CA            Solid and Paste-Based Tomato Products             651,000       675,000
Kingsburg, CA          Peaches and Zucchini                              229,000       270,000
Modesto, CA            Peaches, Fruit Cocktail and Fruit Cup +           440,000       372,000
San Jose, CA           Apricots, Fruit Cups, Fruit Cocktail,             458,000            --
                          Chunky Fruit and Diced Pears
Stockton, CA           Peaches, Cocktail Cherries, Fruit Cocktail        446,000            --
                          and Fruit Concentrate
Woodland, CA           Bulk Paste and Bulk Diced Tomatoes                465,000            --
Mendota, IL            Peas, Corn, Lima Beans, Mixed Vegetables,         246,000       240,000
                          Carrots and Peas & Carrots
Plymouth, IN           Paste-Based Tomato Products and Pineapple         156,000       133,000
                          Juice
Sleepy Eye, MN         Peas and Corn                                     230,000            --
Crystal City, TX       Green Beans, Spinach, Carrots, Beets,             362,000            --
                          Potatoes and Tomato Sauce
Toppenish, WA          Asparagus, Corn, Lima Beans and Peas              228,000       273,000
Yakima, WA             Cherries and Pears                                214,000        14,000
Markesan, WI           Green Beans, Wax Beans and Italian Beans          299,000            --
Plover, WI             Beans, Carrots, Beets and Potatoes                298,000       210,000

DISTRIBUTION CENTERS

Birmingham, AL                                                                --       292,000
Clearfield, UT                                                                --        80,000
Dallas, TX                                                                    --       175,000
Rochelle, IL                                                             425,000            --
Stockton, CA                                                                  --       512,000
Swedesboro, NJ                                                           267,000            --



* Includes owned manufacturing and owned or leased on-site warehouse and storage capacity.

+ As currently planned upon completion of plant reconfiguration.

        In April 1999, the Company completed a $38 million lease financing that is being used to finance construction of four warehouse facilities adjacent to the Company's Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. Construction of the new facilities (totaling approximately
1.4 million square feet) has begun and is expected to be completed at all four sites during calendar 1999. The lease has an initial term of five years. Under certain circumstances, the lease can be renewed for up to five additional years. At the expiration of the lease, the Company has the option to purchase the leased facilities for specified amounts, or to sell them on behalf of the lessor.

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

ITEM 3.    LEGAL PROCEEDINGS

        The Company is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25,1999. The plaintiff has alleged that the Company breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of the Company and its prospects for sale. The plaintiff also alleges that it relied on the Company's alleged statements in selling its preferred and common stock interest in the Company to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company's alleged conduct. The complaint seeks compensatory damages of at least $24 million, plus punitive damages. This case is in the early stages of procedural motions and the Company cannot at this time reasonably estimate a range of exposure, if any. The Company believes that this proceeding is without merit and plans to defend it vigorously.

        The Company is also involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which the Company carries insurance or is self-insured, as well as trademark, copyright and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on the Company's financial position. See "Business -- Environmental Compliance" for a description of certain environmental matters in which the Company is involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF DEL MONTE FOODS COMPANY

        The following table sets forth the name, age and position of individuals who hold positions as executive officers of Del Monte. There are no family relationships between any director or executive officer and any other director or executive officer of Del Monte. These individuals hold the same positions with DMC. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.



NAME                                              AGE                POSITIONS
----                                              ---                ---------
Richard G. Wolford..............................   54     President and Chief Executive Officer

Wesley J. Smith.................................   52     Chief Operating Officer

Brent D. Bailey.................................   47     Executive Vice President, Marketing

David L. Meyers.................................   53     Executive Vice President,
                                                          Administration and Chief Financial Officer

Glynn M. Phillips...............................   62     Executive Vice President, Sales

John Alfieri....................................   50     Senior Vice President, National Sales
                                                          Manager

Richard L. French...............................   42     Senior Vice President and Chief
                                                          Accounting Officer

Thomas E. Gibbons...............................   51     Senior Vice President and Treasurer

Irvin R. Holmes.................................   47     Senior Vice President, Marketing

William J. Spain................................   57     Senior Vice President and Chief
                                                          Corporate Affairs Officer

William R. Sawyers..............................   37     Vice President, General Counsel  and
                                                          Secretary



        Richard G. Wolford, President and Chief Executive Officer. Mr. Wolford joined Del Monte as Chief Executive Officer and a director in April 1997 upon consummation of the Company`s recapitalization. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

        Wesley J. Smith, Chief Operating Officer. Mr. Smith joined Del Monte as Chief Operating Officer and a director in April 1997 upon consummation of the Company's recapitalization. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

        Brent D. Bailey, Executive Vice President, Marketing. Mr. Bailey joined Del Monte in his current position in January 1998. Prior to that he was with The Dial Corporation since 1992 as Senior Vice President and General Manager -- Household Division, and Senior Vice President -- Portfolio Group. From 1974 to 1992, Mr. Bailey held marketing management positions with Procter & Gamble, Frito-Lay and The Pillsbury Company.

        David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined the Company in 1989. He was elected Chief Financial Officer of Del Monte in December 1992 and served as a member of the Board of Directors of Del Monte from January 1994 until consummation of the Company's recapitalization. Prior to joining the Company, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983).

        Glynn M. Phillips, Executive Vice President, Sales. Mr. Phillips joined Del Monte in October 1994. Prior to joining the Company, Mr. Phillips was Vice President, Sales of The Clorox Company where he also held various sales and marketing positions from 1973 to 1994.

        John Alfieri, Senior Vice President, National Sales Manager. Mr. Alfieri joined Del Monte in February 1995 and was elected to his current position in June 1997. Prior to joining the Company, he was President of Eagle Food Service from 1994 until February 1995, and was with Correy, Ahrens & Raynsford as Vice President, Finance and Operations from 1993 to 1994. From 1973 to 1993, Mr. Alfieri held sales positions with The Clorox Company and Proctor & Gamble.

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

        Irvin R. Holmes, Senior Vice President, Marketing. Mr. Holmes joined Del Monte in November 1990 and was elected to his current position in May 1998. Prior to that he was with Dole Foods from 1987 until 1990 where he held a variety of sales and marketing positions. From 1977 to 1987, Mr. Holmes held marketing positions with James River/Crown Zellerbach, AMF Ben Hogan Company and Brown & Williamson Tobacco.

        William J. Spain, Senior Vice President and Chief Corporate Affairs Officer. Mr. Spain joined Del Monte in 1966 and was elected to his current position in January 1999. Previously, he was Del Monte's Senior Vice President, Technology. Mr. Spain has also held various positions within Del Monte in corporate affairs, production management, quality assurance, environmental and energy management, and consumer services.

        William R. Sawyers, Vice President, General Counsel and Secretary. Mr. Sawyers joined Del Monte in November 1993 and was elected to his current position in 1995. Prior to joining the Company, Mr. Sawyers was with the law firm of Shearman & Sterling from 1987 to 1993.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

        The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol DLM. The table below states the high and low closing prices by quarter on the New York Stock Exchange from the date of the Company's public equity offering through June 30, 1999:


                                              High                 Low
                                            --------             --------
        February 5 - March 31, 1999         $15.6250             $11.3750

        April 1 - June 30, 1999             $16.7500             $11.8750


        As of July 31, 1999, there were approximately 298 holders of record of the Company's common stock. The Company has not paid any cash dividends since issuance of the common stock. The terms of the Company's debt limit the ability of Del Monte's subsidiaries to distribute cash or other assets, which could affect the Company's ability to pay dividends or make other distributions on the common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 to the audited consolidated financial statements for the Company for the year ended June 30, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth historical consolidated financial information of the Company. The statement of operations data for each of the fiscal years in the two-year period ended June 30, 1996 and the balance sheet data as of June 30, 1996 and 1995 have been derived from consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The statement of operations data for each of the fiscal years in the three-year period ended June 30, 1999 and the balance sheet data as of June 30, 1999, 1998 and 1997 have been derived from consolidated financial statements of the Company audited by KPMG LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------------------------
                                                    1999           1998            1997            1996            1995
                                                ------------  --------------  -------------   --------------  ---------------
                                                                      (IN MILLIONS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales ...................................   $     1,505   $      1,313    $      1,217    $      1,305    $      1,527
Cost of products sold .......................           999            898             819             984           1,183
Selling, administrative and general
  expense(a) ................................           375            316             327             239             264
Special charges related to plant
   consolidation ............................            17             10              --              --              --
Acquisition expense .........................             1              7              --              --              --
                                                -----------   ------------    ------------    ------------    ------------
Operating income ............................           113             82              71              82              80
Interest expense ............................            78             77              52              67              76
Loss (gain) on sale of divested assets(b) ...            --             --               5            (123)             --
Other (income) expense(c) ...................             2             (1)             30               3             (11)
                                                -----------   ------------    ------------    ------------    ------------
Income (loss) before income taxes, minority
  interest, extraordinary item and cumulative
  effect of accounting change ...............            33              6             (16)            135              15
Provision for income taxes ..................            --              1              --              11               2
Minority interest in earnings of subsidiary .            --             --              --               3               1
                                                -----------   ------------    ------------    ------------    ------------
Income (loss) before extraordinary item and
  cumulative effect of accounting
  change ....................................            33              5             (16)            121              12
Extraordinary loss(d) .......................            19             --              42              10               7
Cumulative effect of accounting change(e) ...            --             --              --               7              --
                                                -----------   ------------    ------------    ------------    ------------
Net income (loss) ...........................   $        14   $          5    $        (58)   $        104    $          5
                                                ===========   ============    ============    ============    ============
Net income (loss) attributable to common
  shares ....................................   $        10   $         --    $       (128)   $         22    $        (66)

Net income (loss) per common
  share(f) ..................................   $      0.23   $       0.01    $      (2.07)   $       0.29    $      (0.85)
Weighted average number of shares
  outstanding ...............................    41,979,665     31,619,642      61,703,436      75,047,353      76,671,294




                                                    FISCAL YEAR ENDED JUNE 30,
                                           -------------------------------------------
                                           1999      1998     1997      1996      1995
                                           -------------------------------------------

                                                          (IN MILLIONS)
OTHER DATA:
Adjusted EBITDA:(g)
  EBIT .................................. $ 111     $  83     $  36     $ 202     $ 91
  Depreciation and amortization(h).......    34        29        24        26       35
  EBITDA of Divested Operations(i).......    --        --        --       (22)     (35)
  Asset write-down/impairment(j) ........    --        --         7        --       --
  Loss (gain) on sale of Divested
    Operations(b) .......................    --        --         5      (123)      --
  Terminated transactions(k) ............     2        --        --        --      (22)
  Benefit costs(l) ......................    --         3        --        --        7
  Headcount reduction and relocation(m)      --        --        --         9       --
  Recapitalization expenses(a)(c) .......    --        --        47        --       --
  Special charges related to plant
    consolidation .......................    17        10        --        --       --
  Expenses of acquisitions(n) ...........     1         7        --        --       --
  Inventory write-up(n) .................     3         3        --        --       --
                                          -----     -----     -----     -----     ----
    Adjusted EBITDA ..................... $ 168     $ 135     $ 119     $  92     $ 76
                                          =====     =====     =====     =====     ====
Adjusted EBITDA margin(g) ...............  11.2%     10.3%     10.2%      8.6%     6.9%
Cash flows provided by operating
  activities ............................ $  97     $  97     $  25     $  60     $ 63
Cash flows provided by (used in)
investing activities ....................   (87)     (222)       37       170      (21)
Cash flows provided by (used in)
  financing activities ..................   (10)      127       (63)     (224)     (44)
Capital expenditures ....................    55        32        20        16       24
SELECTED RATIOS:

  Ratio of earnings to fixed charges(o)..  1.4x      1.1x        --      2.8x     1.2x
  Deficiency of earnings to cover fixed
      charges(o) ........................    --        --     $  16        --       --



                                                           JUNE 30,
                                           -------------------------------------------
                                           1999      1998     1997      1996      1995
                                           -------------------------------------------

                                                          (IN MILLIONS)

BALANCE SHEET DATA:
Working capital ..............            $ 188    $ 210    $ 118    $ 209    $  99
Total assets .................              872      844      667      736      960
Total debt ...................              544      709      610      373      576
Redeemable preferred stock ...               --       33       32      213      215
Stockholders' equity (deficit)             (118)    (350)    (398)    (288)    (393)


----------------------


(a) In connection with the Company's recapitalization, which was consummated on April 18, 1997, expenses of approximately $25 million were incurred primarily for management incentive payments and, in part, for severance payments.

(b) In the fiscal quarter ended December 1996, the Company sold Del Monte Latin America. The combined sales price of $50 million, reduced by $2 million of related transaction expenses, resulted in a loss of $5 million. In November 1995, the Company sold its pudding business for $89 million, net of $4 million of related transaction fees. The sale resulted in a gain of $71 million. In March 1996, the Company sold its 50.1% ownership interest in Del Monte Philippines for $100 million, net of $2 million of related transaction fees. The sale resulted in a gain of $52 million.

(c) In fiscal 1997, $22 million of expenses were incurred in conjunction with the recapitalization, primarily for legal, investment advisory and management fees. In fiscal 1995, other income includes the Company's receipt of proceeds of a $30 million letter of credit, reduced by $4 million of related transaction expenses, as a result of the termination of a merger agreement with Grupo Empacador de Mexico, S.A. de C.V.

(d) In fiscal 1999, the Company recorded a $19 million extraordinary loss. In conjunction with the February 1999 public equity offering, the Company redeemed all outstanding preferred stock, a portion of senior subordinated notes and a portion of senior discount notes, as well as an early retirement of senior debt. In connection with these payments, $5 million of capitalized debt issue costs were written off and $14 million of redemption premiums were paid, both of which the Company recorded as extraordinary items. In fiscal 1997, $42 million of expenses related to the early retirement of debt due to the exchange of PIK Notes (as defined herein) and to the Company's recapitalization was charged to net income. In September 1996, the Company repurchased PIK Notes and, concurrently, exchanged essentially all remaining PIK Notes for new PIK Notes. In conjunction with this repurchase and exchange, capitalized debt issue costs of $4 million, net of a discount on the PIK Notes, were written off and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the recapitalization in fiscal 1997, the Company recorded a $38 million extraordinary loss related to the early retirement of debt. The $38 million consisted of previously capitalized debt issue costs of approximately $19 million and a note premium payment and a term loan make-whole payment aggregating $19 million. In June 1995, the Company refinanced its then-outstanding revolving credit facility, term loan and senior secured floating rate notes. In conjunction with this debt retirement, capitalized debt issue costs of $7 million were written off and accounted for as an extraordinary loss. In December 1995 and April 1996, the Company prepaid part of its term loan and senior secured notes. In conjunction with the early debt retirement, the Company recorded an extraordinary loss of $10 million. The extraordinary loss consisted of a $5 million prepayment premium and a $5 million write-off of capitalized debt issue costs related to the early retirement of debt.

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

(g) Adjusted EBITDA represents EBITDA (income (loss) before provision for income taxes, minority interest, extraordinary item, cumulative effect of accounting change and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges, less gains (losses) on sales of assets and the results of the Divested Operations (as defined below). Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Since the Company has undergone significant structural changes during the periods presented, management believes that this measure provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the core and continuing business of the Company by normalizing the effects of operations that have been divested and one-time charges or credits. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net sales (excluding net sales of Divested Operations of $48 million, $233 million and $417 million for the years ended June 30, 1997, 1996 and 1995).

(h) Depreciation and amortization excluded amortization of $3 million, $3 million, $5 million, $5 million and $5 million of deferred debt issuance costs for fiscal 1999, 1998, 1997, 1996 and 1995, which are included in the caption "Interest expense." In addition, in fiscal 1999 and fiscal 1998, depreciation and amortization excluded $9 million and $3 million of accelerated depreciation, which is included in the caption "Special charges related to plant consolidation."

(i) At the end of fiscal 1997, a distribution agreement expired under which Del Monte sold certain products for Premier Valley Foods (formerly Yorkshire Dried Fruits and Nuts, Inc.) at cost. During fiscal 1996 and the first half of fiscal 1997, the Company sold its pudding business, its 50.1% interest in Del Monte Philippines and all of its interest in Del Monte Latin America. In fiscal 1995, Del Monte terminated an exclusive supply agreement with Pacific Coast Producers, an unaffiliated grower co-operative, to purchase substantially all of PCP's tomato and fruit production. Since terminating its agreement with PCP, the Company on occasion buys from and sells to PCP a limited amount of product on a spot basis. These events are collectively referred to as the "Divested Operations."

(j) In fiscal 1997, non-cash charges included $7 million related to the recognition of an other than temporary impairment of a long-term equity investment.

(k) In fiscal 1999, one-time charges included $2 million of costs of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998. In fiscal 1995, one-time charges and credits included $26 million received in connection with a terminated transaction and $4 million paid by the Company to terminate its alliance with PCP.

(l) In fiscal 1998, one-time and non-cash charges included $3 million of stock compensation and related benefit expense. In fiscal 1995, one-time and non-cash charges included $7 million related to the termination of a management equity plan.

(m) In fiscal 1996, other one-time charges included $3 million for relocation costs and $6 million of costs associated with a significant headcount reduction.

(n) In fiscal 1999, one-time charges included $1 million of indirect acquisition-related expenses incurred in connection with the South America Acquisition and $3 million of inventory step-up due to the purchase price allocation related to the Contadina Acquisition and the South America Acquisition. In fiscal 1998, one-time charges included $7 million of indirect acquisition-related expenses incurred in connection with the Contadina Acquisition and $3 million of inventory step-up due to the purchase price allocation related to the Contadina Acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company during the three-year period ended June 30, 1999. This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended June 30, 1999 and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

        The Company reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its inventory production cycle, which is highly seasonal. Raw product is harvested and packed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of canned products drops, reflecting, in part, lower levels of promotional activity, the availability of fresh alternatives and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are affected by many factors including industry supply and the Company's share of that supply. See "-- Seasonality."

        In 1997, in connection with the Company's recapitalization, the Company began implementing a new business strategy designed to improve sales and operating margins by: (1) increasing market share and distribution of high margin value-added products; (2) introducing new products and packaging; (3) increasing penetration of high growth distribution channels, such as supercenters and warehouse clubs; (4) achieving cost savings through operating efficiencies, plant consolidations and investments in new and upgraded equipment; and (5) completing strategic acquisitions.

        Consistent with the Company's strategy to generate growth through acquisitions, the Company consummated the Contadina Acquisition in December 1997. The Contadina Acquisition contributes another established brand and positions the Company as the branded market leader in the high margin canned solid tomato category. The Contadina Acquisition also establishes a strong presence for the Company in the branded paste-based tomato products category, which includes tomato paste, tomato sauce and pizza sauce. The Company believes that Contadina's strong brand recognition, particularly in paste-based tomato products, complements the Company's brand leadership in canned solid tomato products and will enhance the Company's market share and household penetration. The Company also reacquired the rights to the Del Monte brand in South America in August 1998. That acquisition has opened a new geographic market for the Company.

        In addition to diversifying further the Company's revenue base, the Contadina Acquisition expanded the Company's processing scale, which has resulted in production cost efficiencies. Moreover, among the facilities acquired by the Company was a state-of-the-art manufacturing facility at Hanford, California. In the third quarter of fiscal 1998, the Company committed to a plan to consolidate processing operations over a three-year period. As part of these efforts, the Company transferred tomato production at its Modesto, California facility to Hanford following the summer 1998 pack. The Company is converting its Modesto facility to a fruit processing facility that will assume the production currently conducted at the Company's San Jose and Stockton facilities in California. The Company expects to close its San Jose facility after the production season in 1999 and its Stockton facility after the production season in 2000. In connection with these actions, the Company recorded charges of $7 million in the third quarter of fiscal 1998, principally relating to severance. The Company anticipates that it will incur additional material charges as a result of these plant closures. These charges will include accelerated depreciation resulting from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closure of these plants ($9 million of depreciation was recorded in fiscal 1999, and $3 million of depreciation was recorded in the fourth quarter of fiscal 1998). In addition, the Company will incur costs to remove and dispose of those assets, as well as ongoing fixed costs to be incurred during the Modesto plant reconfiguration ($5 million recorded in fiscal 1999) and until the sale of the San Jose and Stockton properties. The Company's results over the next three-year period are expected to be affected by these charges as follows:
$10 million in fiscal 2000 (including depreciation expense of $4 million), $4 million in fiscal 2001 and $1 million in fiscal 2002. See Note 13 to the consolidated financial statements for the year ended June 30, 1999. In addition, in August 1998, the Company's vegetable processing plant located in Arlington, Wisconsin was closed after the summer 1998 pack. Total costs incurred in connection with this closure were approximately $3 million primarily relating to asset write-offs. The Company recorded this expense in the first quarter of fiscal 1999.

        The plant consolidation plan is a major component of a capital investment program of approximately $100 million started by the Company a little over two years ago. A total of $57 million has been spent on this program as of June 30, 1999. The Company's goal for this program is to achieve cumulative cost savings by the end of the fifth year estimated at approximately $170 million. As of June 30, 1999, the Company estimates that $29 million in cumulative cost savings have been generated by this capital investment program.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of the Company's net sales for such periods:

                                                 FISCAL YEAR ENDED JUNE 30,
                                                 --------------------------
                                                   1999     1998     1997
                                                 --------------------------

Net sales                                           100%     100%     100%
Cost of products sold                                66       69       67
Selling, administrative and general expense          25       24       27
Special charges related to plant consolidation        1        1       --
                                                    ---      ---      ---
  Operating income                                    8%       6%       6%
                                                    ===      ===      ===
Interest expense                                      5%       6%       4%
                                                    ===      ===      ===


        The following table sets forth, for the periods indicated, the Company's net sales by product categories, expressed in dollar amounts and as percentages of the Company's total net sales for such periods:

                           FISCAL YEAR ENDED JUNE 30,
                          1999       1998       1997
                         ------     ------     -------
                                  (IN MILLIONS)

       NET SALES:

Canned vegetables(a)     $  508     $  466     $   437
Canned fruit(a)             563        526         496
Tomato products(a)          424        321         238
Other(b)                     --         --          32
                         ------     ------     -------

  Subtotal domestic       1,495      1,313       1,203
Latin America(c)             --         --          17
South America(d)             10         --          --
Intercompany sales           --         --          (3)
                         ------     ------     -------

  Total Net Sales        $1,505     $1,313     $ 1,217
                         ======     ======     =======


                                       FISCAL YEAR ENDED JUNE 30,
                                     ------------------------------
                                     1999         1998         1997
                                     ----         ----         ----
                                           (IN MILLIONS)

AS A PERCENTAGE OF NET SALES:
Canned vegetables(a)                    34%        35%        36%
Canned fruit(a)                         37         40         40
Tomato products(a)                      28         25         20
Other(b)                                --         --          3
                                       ---        ---        ---

  Subtotal domestic                     99        100         99
Latin America(c)                        --         --          1
South America(d)                         1         --         --
Intercompany sales                      --         --         --
                                       ---        ---        ---

  Total                                100%       100%       100%
                                       ===        ===        ====


----------------------
(a) Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, warehouse clubs, supercenters, mass merchandisers and other grocery retailers, as well as the Company's foodservice, food ingredients, export and vegetable private label businesses and military sales.

(b) Includes dried fruit. The Company's distribution agreement with Premier Valley Foods expired in June 1997.

(c) The Company received $48 million in net proceeds from the sale of Del Monte Latin America in the second quarter of fiscal 1997. Net sales in fiscal 1997 from this Divested Operation prior to disposition were $17 million.

(d) Includes sales of the Company's Venezuelan operations since acquisition on August 28, 1998.

SEASONALITY

        The Company's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. The Company's historical net sales have exhibited seasonality, with the second and third fiscal quarters having the highest net sales. These two quarters reflect increased sales of the Company's products during the holiday period in the United States extending from late November through December, as well as sales associated with the Easter holiday. Lower levels of promotional activity, the availability of fresh produce and other factors have historically affected net sales in the first fiscal quarter. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix. The Company's fruit operations have a greater percentage of annual sales and cost of products sold in the first fiscal quarter, as compared to its vegetable and tomato operations, due principally to increased sales of fruit cups during the "back to school" period. The Company's vegetable and fruit operations have a greater percentage of annual sales and cost of products sold in the second and third fiscal quarters, principally due to the year-end holiday season, and sales of ketchup and related cost of products sold typically increase in the fourth fiscal quarter. Selling, administrative and general expense tends to be greater in the first half of the fiscal year, reflecting promotional expenses relating to the "back to school" period and the year-end holiday season, while Easter is the only major holiday in the second half of the fiscal year.

        The annual production volume of vegetable, fruit and tomatoes is impacted by general seasonal fluctuations primarily due to weather and overall growing conditions. The summer 1996 pack was slightly below average for fruit, while tomato production was slightly higher than expected. Vegetable production during the summer of 1996 was above average. This, coupled with an industry decrease in sales, resulted in higher than expected carry-in inventories (inventories on hand at the start of the packing season) of vegetables. In response, planned vegetable plantings were decreased for summer 1997, which resulted in higher vegetable costs. In addition, cooler weather than normal resulted in late plantings for some vegetables causing lower recoveries, while smaller fruit size lowered raw product fruit recoveries. The high level of carry-in inventories at the beginning of the 1997 summer pack, together with the 1997 pack inventory, resulted in adequate product available for sale in fiscal 1998.

        In the winter and spring of 1997-98, certain areas in California, one of the Company's principal growing regions for tomatoes and fruit, experienced substantial rainfall as a result of the "El Nino" phenomenon. The 1998 California fruit and tomato harvests and raw product recoveries were somewhat reduced for the Company and the industry as a whole due to the El Nino weather conditions. However, the resulting 1998 industry harvest was in a balanced position overall. Although cooler than normal weather during summer 1999 has resulted in a harvest period commencing later than on an historical basis, the Company does not expect, at this time, any significant impact on volume or cost of products of vegetable, fruit or tomatoes.

FISCAL 1999 VS. FISCAL 1998

        South America Acquisition. On July 10, 1998, the Company entered into an agreement with Nabisco Inc. ("Nabisco") to reacquire rights to the Del Monte brand in South America from Nabisco, Inc. and to purchase Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela. The transaction closed on August 28, 1998 for a cash purchase price of $32 million. In connection with this acquisition, the Company incurred approximately $1 million of indirect acquisition expenses. RJR Nabisco had retained ownership of the Del Monte brand in South America and the Del Monte business in Venezuela when it sold other Del Monte businesses in 1990. This transaction was accounted for using the purchase method of accounting. The purchase price was allocated as $3 million to inventory, $1 million to property, plant and equipment and $28 million representing intangible assets.

        Net Sales. Consolidated net sales for fiscal 1999 increased by $192 million, or 15%, compared to fiscal 1998, primarily due to higher volumes in the vegetable and fruit businesses, sales growth of 38% over prior year in the club and mass merchandisers channel and Contadina product sales (which accounted for $95 million of the increase in fiscal 1999 primarily due to a full year of Contadina versus six months in fiscal 1998). Approximately 1% of consolidated net sales was generated by the Company's South American business. The following discusses the increases within the Company's major product lines. Vegetable product sales have increased in the current year due to the successful implementation of a new vegetable marketing strategy, which has resulted in merchandising efficiencies, the impact of improved packaging in club stores and a higher margin product mix. Fruit product sales have increased in fiscal 1999 as compared to the prior year, primarily due to the introduction of new products (FruitRageous and Fruit Pleasures single-serve fruit products and the Orchard Select fruit-in-glass product), which began national distribution during the first quarter of fiscal 1999. Fruit product sales also have increased due to growth in the higher margin segments of fruit cups, specialty fruit and buffet fruit. In fiscal 1999, the Company's market share for Del Monte branded vegetables, based on case volume, was 20.8% versus 19.6% in the previous year, while the Company's market share for Del Monte branded fruit products was 42.4% compared to 41.9% for the previous year. The Company's market share for solid tomato products was 17.1% in fiscal 1999 compared to 16.5% in the previous year.

        Cost of Products Sold. Cost of products sold as a percent of net sales was 66.4% for fiscal 1999, compared to 68.4% for fiscal 1998. The decrease in cost of products sold as a percent of net sales was primarily due to manufacturing cost decreases, higher product pricing and a favorable product mix. Manufacturing costs were favorable in the current year period as compared to the prior year period due to more favorable raw product costs, cost savings from capital spending initiatives and increased production levels.

        Selling, Administrative and General Expense. Selling, administrative and general expense increased by $59 million for fiscal 1999 compared to fiscal 1998. The increase in selling, administrative and general expense was primarily due to higher marketing costs associated with the introduction of new products, promotion cost increases resulting from higher volumes of product sold (including the increase due to the acquisition of Contadina) and increased spending resulting from higher levels of promotional activity.

        Included in general and administrative expenses are research and development costs of $6 million and $5 million for fiscal 1999 and 1998. Research and development spending in fiscal 1999 and 1998 remained focused on strategic spending to maintain the existing business and to develop product line extensions.

        Special Charges Related to Plant Consolidation. The Company incurred special charges of $17 million in fiscal 1999 compared to special charges of $10 million ($7 million severance accrual and $3 million accelerated depreciation) in fiscal 1998. Special charges for fiscal 1999 included $9 million of accelerated depreciation related to buildings and machinery and equipment that will no longer be needed following the consolidation of the operations of two fruit processing plants and two tomato processing plants as compared to $3 million in fiscal 1998 related to accelerated depreciation. The plant consolidation plan was not implemented until the end of fiscal 1998, therefore, only three months of accelerated depreciation was included in prior year's special charges as compared to twelve months of accelerated depreciation in the current year. Special charges for fiscal 1999 also included $3 million of on-going fixed costs and other period costs incurred at the Modesto facility while under reconfiguration, as well as a $2 million charge, recorded during the second quarter of fiscal 1999, representing costs to be incurred for removal of tomato processing equipment to be disposed of. In addition, special charges for 1999 also included $3 million, representing the write-down to fair value of assets held for sale related to the closure of the Arlington, Wisconsin plant, which was recorded in the first quarter of fiscal 1999.

        Interest Expense. Interest expense increased by $1 million for fiscal 1999 as compared to fiscal 1998. Debt balances increased significantly in mid fiscal 1998 due to the Contadina Acquisition. However, after the February 1999 public equity offering, debt balances decreased in fiscal 1999 since the proceeds of the offering were used primarily to repay debt.

        Other Expense. Other expense for fiscal 1999 represented expenses of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998. These expenses were charged to earnings during the first quarter of fiscal 1999 upon the withdrawal of that offering.

        Provision for Income Taxes. As of June 30, 1999, the Company had $53 million in net operating loss carryforwards for tax purposes, which will expire between 2009 and 2012.

        Net Income (Loss) before Extraordinary Item. Net income before extraordinary item for fiscal 1999 was $33 million compared to net income of $5 million in fiscal 1998. This increase was primarily due to an increase in operating income resulting from higher net sales and more favorable manufacturing and product costs in fiscal 1999 compared to fiscal 1998. The increase was somewhat offset by higher special charges related to plant consolidation and costs of the withdrawn July 1998 public equity offering.

        Extraordinary Item. Proceeds of the February 1999 public equity offering were used to redeem preferred stock and a portion of the outstanding subordinated notes and to repay senior debt. The extraordinary item charge consisted of the write-off of $5 million of previously capitalized debt issue costs related to the redeemed notes and early debt retirement and $14 million of redemption premiums.

FISCAL 1998 VS. FISCAL 1997

        Contadina Acquisition. On December 19, 1997, the Company completed the Contadina Acquisition for a purchase price of $195 million. The consideration was paid solely in cash. The Contadina Acquisition also included the assumption of liabilities of approximately $5 million, primarily consisting of liabilities in respect of reusable packaging materials, employee benefits and product claims. In conjunction with the Contadina Acquisition, approximately $7 million in indirect acquisition-related expenses were incurred. The Contadina Acquisition was accounted for using the purchase method of accounting. In conjunction with the purchase price allocation relating to the Contadina Acquisition, the Company wrote up, to estimated fair value, the purchased inventory by a total of approximately $6 million.

        Net Sales. Consolidated net sales for fiscal 1998 increased by $96 million or 7.9% from fiscal 1997. This increase was attributable to higher sales across all businesses and the Contadina Acquisition offset by the absence of the Divested Operations of dried fruit and Latin America. Net sales were $1,237 million for fiscal 1998 before acquisitions as compared to net sales of $1,169 million for fiscal 1997 absent the Divested Operations. This represented an increase of $68 million or 5.8% for fiscal 1998 versus fiscal 1997 on a comparable basis. Fruit volume and net sales increased for the year ended June 30, 1998 as compared to the year ended June 30, 1997, primarily due to an increase in retail fruit cup sales and sales of flavored fruits, which were introduced in 1997. Due to competitive pricing pressures in the fruit foodservice market, the gains in retail fruit sales were partially offset by volume and sales declines in the foodservice business. Vegetable volume and net sales increased for the year ended June 30, 1998 as compared to the year ended June 30, 1997. Although competitive pricing pressures were experienced in the vegetable market as well, an effective mix of targeted trade and consumer promotions resulted in increased volumes leading to an overall increase in net sales. In fiscal 1998, the Company's market share for Del Monte branded vegetables, based on case volume, was 19.6% versus 20.3% in the previous year, while the Company's market share for Del Monte branded fruit products was 41.9% compared to 40.6% for the previous year.

        Cost of Products Sold. Costs increased for fiscal 1998 as compared to fiscal 1997 by $79 million (which includes $3 million of inventory step-up resulting from the purchase price allocation related to the Contadina Acquisition), with cost of products sold expressed as a percentage of net sales of 68.4% in fiscal 1998 and 67.3% in fiscal 1997. Cost of products sold for fiscal 1998 before acquisitions were $835 million versus $774 million in fiscal 1997 absent Divested Operations or, expressed as a percentage of net sales, 67.5% for fiscal 1998 compared to 66.2% for fiscal 1997. The increased costs in fiscal 1998 were offset in part by a favorable sales mix of higher margin products. Increased costs for the year ended June 30, 1998 reflected primarily an increase in processing costs caused by a compressed harvesting season for fruit. These conditions resulted in the increased use of cold storage until processing capacity became available. Reduced plantings for some vegetables and lower fruit raw product recoveries due to adverse weather conditions also affected costs.

        Special Charges Related to Plant Consolidation. In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company recorded charges of $7 million. These costs related to severance and benefit costs for 433 employees to be terminated. Total charges relating to plant closures recorded in fiscal 1998 were $10 million, including accelerated depreciation expense of $3 million recorded in the fourth quarter of fiscal 1998 resulting from the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof. This accelerated depreciation is included in "Special charges related to plant consolidation."

        Selling, Administrative and General Expense. Selling, administrative and general expense as a percentage of net sales was 25.1% and 26.9% in fiscal 1998 and 1997, respectively. Selling, administrative and general expense for fiscal 1997 was higher due to management incentive payments and, in part, severance payments related to the Company's recapitalization of approximately $25 million.

        Research and development costs of $5 million in each of fiscal 1998 and 1997 were included in general and administrative expenses.

        Acquisition Expense. In connection with the Contadina Acquisition, approximately $7 million of indirect acquisition-related expenses were incurred.

        Interest Expense. Interest expense increased 48% in fiscal 1998 compared to fiscal 1997. This increase was due to the lower outstanding debt balances during the first nine months of fiscal 1997 (before the Company's recapitalization) and additional debt in fiscal 1998 due to the Contadina Acquisition.

        Other (Income) Expense. Other expense for fiscal 1998 decreased as compared to fiscal 1997 due to the inclusion in 1997 of recapitalization expenses and the write-down of an investment. Other expense for fiscal 1997 represented $22 million of expenses incurred in the Company's recapitalization (primarily legal, investment advisory and management fees). Other expense in fiscal 1997 also included $7 million relating to the recognition of an other than temporary impairment of a long-term equity investment.

        Provision for Income Taxes. As of June 30, 1998, the Company had $77 million in net operating loss carryforwards for tax purposes, which expire between 2008 and 2012.

        Net Income. Net income for fiscal 1998 increased by $63 million compared to the same period of prior year. The increase in net income is primarily due to expenses related to the recapitalization and extraordinary losses due to early debt retirement included in the fiscal 1997 net loss. These items were offset in part by the plant consolidation severance accrual and accelerated depreciation cost in fiscal 1998, as well as, expenses of the Contadina Acquisition and an increase in interest expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use. SOP 98-1 is required to be adopted for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000.

        In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently reviewing the effect of adoption of this statement on its financial statements.

YEAR 2000

        In the first quarter of fiscal 1998, the Company contracted with its information services outsourcing provider, EDS, to assist the Company in implementation of the Company's Year 2000 compliance project. The Company's Year 2000 compliance project was initiated to address the issue of computer hardware and software that are time-sensitive or define dates using two digits rather than four. EDS maintains and operates most of the Company's software applications and also owns and operates a significant portion of the related hardware under a base service contract. The Company's compliance project includes both information technology ("IT") systems and non-IT systems that could be impacted by Year 2000 issues.

        In June 1999, the Company completed the evaluation and modification of key systems for Year 2000 compliance. Implementations of Year 2000 compliant systems were approximately 95% completed by June 30, 1999, with the remaining implementations completed by the end of August 1999. Testing and unforeseen issues resolution will be on-going through early 2000. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000. Therefore, testing on this equipment is expected to continue through early calendar 2000, with substantially all of the Company's embedded systems Year 2000 compliant as of June 30, 1999. Overall, the project is proceeding as scheduled.

        The Company expects costs incremental to the Company's base service contract with EDS to total approximately $2 million, which is not material to the Company's financial position. The Company is funding these costs through operating cash flow. More than $1 million of this $2 million estimate had been incurred as of June 30, 1999. The Company is expensing all costs associated with these system changes as the costs are incurred.

        The Company is continuing to conduct inquiries regarding the Year 2000 compliance programs of its key suppliers and customers and will continue to update its understanding of their Year 2000 programs throughout calendar 1999. No assurance can be given that the Company's suppliers and customers will all be Year 2000 compliant. The failure of the Company's suppliers and customers to address the Year 2000 issue adequately, or the failure of any material aspect of the Company's Year 2000 compliance project with respect to its own systems, could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company cannot yet determine.

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

        The Company's ability to fund its cash requirements and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow. These are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

        As part of its business strategy, the Company continuously reviews acquisition opportunities. The Company believes that any acquisition would likely require the incurrence of additional debt, which could exceed amounts available under the Bank Financing (as defined herein). As a result, completion of any such acquisition could require the consent of the lenders under the Bank Financing and the amendment and restatement of the terms thereof, including to permit the Company's compliance with its covenants. The Company cannot predict whether, or the terms on which, the lenders under the Bank Financing would grant their consent.

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

        In fiscal 1999, cash provided by operations was $97 million primarily due to a significant increase in sales. In fiscal 1998, cash provided by operations was also $97 million, or a $72 million increase over fiscal 1997 primarily due to a significant decrease in inventories.

Investing Activities

        In fiscal 1999, cash used in investing decreased by $135 million as compared to fiscal 1998 due to the purchase of Contadina in fiscal 1998. In fiscal 1998, cash used in investing increased by $259 million due to the Contadina Acquisition and increased capital expenditures.

        Capital expenditures for fiscal 1999 were $55 million including approximately $1 million for environmental compliance as the Company continued its implementation of a program which is intended to generate cost savings by introducing new equipment that would result in general production efficiencies. Of the $55 million spent in fiscal 1999, the Company spent approximately $21 million in connection with its plans to consolidate processing operations and $13 million for general manufacturing improvements. The Company plans an aggregate of approximately $27 million of additional capital expenditures through 2001, of which $19 million and $8 million are expected to be spent in fiscal 2000 and 2001, respectively, in connection with its plans to consolidate processing operations. In addition to the foregoing, the Company budgets certain amounts for ordinary repairs and maintenance. The Company continually evaluates its capital expenditure requirements, and such plans are subject to change depending on market conditions, the Company's cash position, the availability of alternate means of financing and other factors. The Company expects to fund capital expenditures from internally generated cash flows and by borrowing from available financing sources.

Financing Activities - 1999 Activity

        Public Equity Offering. On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of common stock sold by the Company and 3,333,000 shares of common stock sold by certain stockholders of the Company, was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230 million. Total common shares outstanding after the offering were 52,163,943. The Company used a portion of the net proceeds from the public equity offering to redeem $46 million of its redeemable preferred stock, including $2 million of unamortized discount, $10 million of accreted dividends and $1 million of redemption premium. The Company also used $57 million of the net proceeds to redeem a portion of its senior discount notes, including $1 million of accrued interest and $6 million of redemption premium. Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63 million of its indebtedness under its bank term loans, to redeem $62 million of its senior subordinated notes, including $1 million of accelerated amortization of original issue discount, $3 million of accrued interest and $7 million of redemption premium, and to repay $2 million of indebtedness under the revolving credit facility.

        Lease Financing. In April 1999, the Company completed a $38 million lease financing that is being used to finance construction of four warehouse facilities adjacent to the Company's Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. Construction of the new facilities (totaling approximately 1.4 million square feet) has begun and is expected to be completed at all four sites during calendar 1999. The lease will be classified as an operating lease with related rentals charged to expense in the period incurred. The lease has an initial term of five years. Under certain circumstances, the lease can be renewed for up to five additional years. At the expiration of the lease, the Company has the option to purchase the leased facilities for specified amounts, or to sell them on behalf of the lessor.

Financing Activities - 1998 Activity

        Contadina Acquisition. In connection with the $195 million Contadina Acquisition, Del Monte issued the senior discount notes (the "Del Monte Notes") with an aggregate principal amount at maturity of $230 million and received gross proceeds of approximately $126 million. The Del Monte Notes accrue interest at 12.50% which accretes on each June 15 and December 15 through December 15, 2002, after which time interest is required to be paid in cash until maturity. The Del Monte Notes mature on December 15, 2007. A portion of the net proceeds from the February 1999 public equity offering were used to redeem 35% of the Del Monte Notes.

        In connection with the Contadina Acquisition, the Company also amended the Bank Financing and certain related debt covenants to permit additional funding under the existing Term B loan in an amount of $50 million, thus increasing the aggregate amount outstanding at that time under the Term Loan Facility to $430 million. Amortization of such additional Term B loan amount is incremental to the scheduled amortization of the previously existing Term B loan. The additional amortization began on a quarterly basis in the second quarter of fiscal 1999 in the amount of $0.5 million on an annual basis with such amortization initially set to increase in the fourth quarter of fiscal 2004, through the third quarter of fiscal 2005, to approximately $12 million per quarter. This amortization has been adjusted to reflect the effect of the early repayment discussed above.

Financing Activities - 1997 Activity

        The Recapitalization. On February 21, 1997, Del Monte entered into a Merger Agreement, which was amended and restated as of April 14, 1997, with TPG and Shield. On April 18, 1997, Del Monte was recapitalized through the merger of Shield with and into Del Monte. Del Monte was the surviving corporation. By virtue of the recapitalization, shares of Del Monte's preferred stock having an implied value of approximately $14 million held by certain of Del Monte's stockholders who remained investors were canceled and were converted into the right to receive new Del Monte common stock. All other shares of Del Monte stock were canceled and were converted into the right to receive cash consideration. In connection with the recapitalization, the Company repaid substantially all of its funded debt obligations existing immediately before the recapitalization. In the recapitalization, the common stock and preferred stock of Shield was converted into new shares of common stock and preferred stock, respectively, of Del Monte.

        Cash funding requirements for the recapitalization totaled $809 million and included repayment of $158 million of the outstanding notes, $113 million of the then-existing term loan, and $30 million of the then-existing revolving credit facility. In addition, $422 million was paid to former shareholders as cash consideration for their shares and approximately $86 million was paid in other fees and expenses. These cash funding requirements were satisfied through the following: (i) a cash equity investment by TPG and other investors of $126 million in common stock; (ii) a cash equity investment by TPG and other investors of $35 million in shares of redeemable preferred stock and warrants to purchase common stock; (iii) $380 million of borrowings under the Term Loan facility; (iv) $119 million of borrowings under the revolving credit facility (the "Revolving Credit Facility" and , together with the Term Loan Facility, the "Bank Financing"); (v) $147 million from the net proceeds of the offering of the DMC Notes; and (vi) $2 million of proceeds from the sale of a surplus property.

        Bank Financing. Concurrent with the Company's recapitalization, the Company entered into a credit agreement with respect to the Bank Financing. The Term Loan Facility provided for term loans in the aggregate amount of $380 million, consisting of Term Loan A of $200 million and Term Loan B of $180 million. The Revolving Credit Facility provided for revolving loans in an aggregate amount of $350 million, including a $70 million Letter of Credit subfacility. The Revolving Credit Facility terminates in fiscal 2003. Term Loan A will mature in fiscal 2003, and Term Loan B will mature in fiscal 2005.

        Senior Subordinated Notes. In connection with the recapitalization, on April 18, 1997, Del Monte Corporation, a wholly owned subsidiary of Del Monte, issued the DMC Notes with an aggregate principal amount of $150 million and received gross proceeds of $147 million. The DMC Notes accrue interest at 12.25% per year, payable semi-annually in cash on each April 15 and October 15. The DMC Notes are guaranteed by Del Monte and mature on April 15, 2007. Del Monte's guarantee is secured by a pledge of the stock of DMC. A portion of the net proceeds from the February 1999 public equity offering was contributed to DMC in order to redeem 35% of the DMC Notes.

        Exchange Offer. Also included in fiscal 1997 financing activity is an exchange offer that occurred in September 1996. In August 1996, the Company offered to redeem a portion of its outstanding Subordinated Guaranteed Pay-in-Kind Notes ("PIK Notes") for a cash payment and exchange the remaining PIK Notes for new Senior Subordinated Guaranteed Pay-in-Kind Notes due 2002. On September 11, 1996, the Company repurchased PIK Notes in an aggregate amount of $102 million for a cash payment of $100 million and, concurrently, exchanged essentially all remaining PIK Notes for new PIK Notes in an aggregate amount of $156 million. In addition, $13 million of then-outstanding senior notes was repaid. Funding for the exchange offer was accomplished through the application of $30 million from a collateral account held by the then-existing term lenders, additional borrowing in an aggregate amount of $55 million under the then-existing term loan, and borrowings of approximately $36 million from the then-existing revolving credit facility. In conjunction with the exchange offer, capitalized debt issue costs of approximately $4 million, net of a discount on the PIK Notes, were charged to net income in fiscal 1997 and accounted for as an extraordinary loss.

Restrictive Covenants

        The DMC Notes, the Del Monte Notes, Term Loan and Revolving Credit Facility agreements contain restrictive covenants which require the Company to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. The Company was in compliance with all debt covenants at June 30, 1999. The credit agreements applicable to DMC generally limit through restricted payment covenants the ability of DMC to make cash payments to Del Monte, thereby limiting Del Monte's ability to pay monetary dividends.

Pension Funding

        As described more fully in Note 9 of the audited consolidated financial statements as of and for the year ended June 30, 1999, the Company's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. It had been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with the Company's recapitalization, the Company entered into an agreement with the Pension Benefit Guaranty Corporation dated April 7, 1997 whereby the Company contributed $15 million within 30 days after the consummation of the recapitalization. The Company contributed $15 million in calendar 1998. The Company will also contribute a minimum of $9 million in calendar 1999, of which approximately $5 million has been paid by June 30, 1999. The Company will also contribute a minimum of $8 million in calendar 2000 and $8 million in calendar 2001, for a total of $55 million. The contributions required to be made in 1999, 2000 and 2001 have been secured by a $20 million letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement.

Environmental Matters

        The Company spent approximately $4 million on environmental expenditures from fiscal 1997 through fiscal 1999, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. The Company projects that it will spend an aggregate of approximately $2 million in fiscal 2000 and 2001 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. The Company believes that its CERCLA and other environmental liabilities will not have a material adverse effect on the Company's financial position or results of operations. See "Business -- Environmental Compliance".

Tax Net Operating Loss Carryforwards

        As of June 30, 1999, the Company had $53 million in net operating loss carryforwards for tax purposes, which will expire between 2009 and 2012. Applicable laws may limit the Company's use of these net operating loss carryforwards in any year.

Inflation

        The Company's costs are affected by inflation and the Company may experience the effects of inflation in future periods. However, the Company has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT POLICIES

        The Company's primary market risk exposure is that of interest rate risk. Certain of the Company's debt agreements require interest rate protection. To satisfy these requirements, the Company has entered into interest-rate swap agreements limiting the Company's exposure to interest rate increases, thus reducing the impact of interest-rate changes on future income. The Company uses derivatives only for purposes of managing risk associated with the underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest and that any resulting market risk exposure would not materially effect the Company's operating results. (Market risk exposure has been defined as the change in fair value of a derivative financial instrument assuming a hypothetical 10% adverse change in market rates.)

        The Company also has an insignificant degree of market risk exposure in regards to currency risk. Except for sales within South America by the Company's subsidiary in Venezuela, the Company requires payment in United States currency. If non-United States domiciled customers' local currency devalues significantly against the United States dollar, the customers could potentially encounter difficulty in making the United States dollar-denominated payments.

        The Company does not believe it has any material commodity risk since the Company purchases most of its raw product requirements under arrangements whereby pricing has not fluctuated significantly in recent years. See "Business -- Supply and Production" and Note 11 to the audited consolidated financial statements for the year ended June 30, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The future operating results of the Company may be materially affected by a number of factors, including, among others, those factors discussed below.

      This annual report also contains forward-looking statements, including those in the sections captioned " Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data". Statements that are not historical facts, including statements about the Company's beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time the Company makes the statements, and you should not place undue reliance on them. The Company does not undertake to update any of these statements in light of new information or future events.

      Forward-looking statements involve inherent risks and uncertainties. The Company cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; Year 2000 compliance; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors discussed below.

      Our High Leverage Could Adversely Affect Our Business. The Company is highly leveraged. The Company can incur additional indebtedness, even though its principal credit facility imposes some limits on the ability to do so. Because its business is seasonal, the Company's borrowings fluctuate significantly during the year, generally peaking in September and October. The Company's high degree of leverage can have important adverse consequences, such as:

      -  Limiting the Company's ability to obtain additional financing;

      - Limiting the Company's ability to invest operating cash flow in its business;

      - Limiting the Company's ability to compete with companies that are not as highly leveraged;

      - Increasing the Company's vulnerability to economic downturns and changing market conditions; and

      - Increasing the Company's vulnerability to fluctuations in market interest rates.

      The Company's ability to pay its debt service depends partly on its performance. The Company's financial position could also prevent it from obtaining necessary financing at favorable rates, including at times when it must refinance maturing debt. If the Company cannot pay its debt service and meet its other liquidity needs from operating cash flow, it could have substantial liquidity problems. If the Company defaults on any of its debt, the relevant lenders could accelerate the maturity of the debt and take other actions that could adversely affect the Company. For example, in the event of a default under the Company's Bank Financing, the lenders could foreclose on the security for the facility, which includes virtually all of the assets of the Company.

      Our Business is Highly Competitive. Many companies compete in the domestic canned vegetable, fruit and tomato product categories. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. The Company faces strong competition from these and other companies in all its product lines. Important competitive considerations include the following:

      - Some of the Company's competitors have greater financial resources and operating flexibility;

      - Several of the Company's product lines are sensitive to competition from regional brands, and many of the Company's product lines compete with imports, private label products and fresh alternatives;

      - The Company cannot predict the pricing or promotional actions of its competitors or whether they will have a negative effect on the Company. Also, when the Company raises its prices, the Company may lose market share to its competitors; and

      - The canned food industry has in the past experienced processing over-capacity, which could create an imbalance in supply and demand that depresses sales volumes or prices.

        Our Business Strategy Poses Special Risks Associated with Our Ability to Reduce Costs, Reach Targeted Customers and Complete Acquisitions Successfully. The success of Del Monte's business strategy depends in part on its ability to reduce costs. The Company's performance also depends on its ability to increase sales of its higher margin products and to increase product distribution through high volume warehouse clubs. The Company also plans to increase operating results through acquisitions. All of these plans involve risks, including the following:

      - The Company is converting its Modesto facility from tomato to fruit processing. Following its seasonal 1999 pack of fruit, the Company will shut down the San Jose facility for consolidation into Modesto. To assure production capacity for the 2000 fruit harvest, the Company must complete the conversion of the Modesto facility by June 2000. If the Company does not meet this timetable to any significant degree, fruit production could be materially reduced;

      -  The Company may not complete capital projects on time or within budget;

      - Cost saving measures can sometimes impair a company's ability to respond rapidly to changes in the industry;

      - Warehouse clubs and mass merchandisers do not enter into long-term contracts and purchase products based on their inventory levels. They can stop purchasing the Company's products at any time;

      - Acquisitions could require the consent of Del Monte's main bank lenders;

      - Del Monte may not be able to integrate successfully acquired businesses, including personnel, operating facilities and information systems, into its existing operations; and

      - In pursuing acquisitions, Del Monte could incur substantial additional debt and contingent liabilities.

      Severe Weather Conditions and Natural Disasters Can Affect Crop Supplies and Reduce Our Operating Results. Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the Company's products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in the Company's production schedules if harvests are delayed.

      Our Operating Results Are Highly Seasonal. The Company does not manufacture the majority of its products continuously, but instead has a production period that is limited to approximately three to four months during the summer each year. The Company's working capital requirements are also seasonal and are most significant in the first and second fiscal quarters. The Company's sales tend to peak in the second and third fiscal quarters each year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales generally decline, mainly due to less promotional activity and the availability of fresh produce.

      Our Business is Subject to the Risk of Environmental Liability. As a result of its agricultural, food processing and canning activities, the Company is subject to various environmental laws and regulations. The Company has been named as a potentially responsible party ("PRP") and may be liable for environmental investigation and remediation costs at certain designated "Superfund Sites" under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or under similar state laws. The Company may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed. Also, under the federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of such actions and future actions on the availability and use of pesticides could have a material adverse impact on the Company's financial position or results of operations.

      TPG Continues to Control the Company. TPG Partners, L.P. and some of its affiliates (collectively, "TPG") own 46.7% of the common stock. TPG's large interest may also discourage, delay, deter or prevent a change in control of Del Monte or discourage bids for the common stock at a premium price. The Company also has contractual relationships with TPG, under which TPG provides it with financial advisory and other services. These arrangements could give rise to conflicts of interest.

      Our Debt Covenants Can Restrict Our Operating Flexibility. The Company is subject to various financial and operating covenants under its principal credit facility, including limitations on asset sales, the amount of debt it can incur or repay and the amount and kind of distributions that it and its subsidiaries may make. The Company must also meet specified financial ratios and tests, including minimum net worth, minimum fixed charge coverage, minimum EBITDA (as defined in the agreements) and maximum leverage ratios. The Company has pledged substantially all of its assets to secure its bank and other debt.

      Our Brand Name Could Be Confused with Names of Other Companies. The Company has licensed the Del Monte brand name to various unaffiliated companies internationally and, for some of its products, in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for the common stock and demand for the Company's products.

      Fluctuation in Market Price of the Common Stock. The common stock has a limited trading history. Although the common stock is listed on the New York Stock Exchange and the Pacific Exchange, an active trading market may not be sustained. The market price could also fluctuate substantially in response to various factors and events, including the liquidity of the market for the common stock, differences between the Company's actual performance and that expected by investors and analysts, changes in analysts' recommendations or projections, pricing and competition in the Company's industry, new statutes or regulations and changes in general market conditions.

      Our Anti-Takeover Defenses May Depress Our Stock Price or Discourage Premium-Generating Transactions. Anti-takeover provisions under state law and in Del Monte's certificate of incorporation and bylaws may deter, delay or prevent hostile takeovers and other attempts to make changes in Del Monte's Board of Directors or management. The fact that we have these provisions may depress our stock price and could discourage transactions in which stockholders might otherwise receive a premium over the market value of their shares. Under these provisions:

      -  Members of Del Monte's Board have staggered terms;

      -  Stockholders are not entitled to cumulative voting rights;

      - Only a majority of the Board, and not stockholders, may call a meeting of stockholders;

      - Certain matters must be approved by a supermajority vote of stockholders;

      - Del Monte can issue preferred stock on any terms it decides without the approval of common stockholders; and

      - Del Monte can implement, without stockholder approval, a "rights" or "poison pill" plan without the approval of common stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                                                                        PAGE

    Report of Independent Auditors....................................................  40
    Consolidated Balance Sheets - June 30, 1999 and 1998..............................  41
    Consolidated Statements of Operations - Years ended June 30, 1999, 1998 and 1997..  42
    Consolidated Statements of Stockholders' Equity (Deficit) - Years ended
    June 30, 1999, 1998 and 1997......................................................  43
    Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997..  44
    Notes to Consolidated Financial Statements........................................  45

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Del Monte Foods Company

    We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                          KPMG LLP

July 23, 1999
San Francisco, California

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                                     JUNE 30,
ASSETS                                                                          1999          1998
------                                                                          ----          ----
Current assets:

      Cash and cash equivalents .........................................       $   7        $   7
      Trade accounts receivable, net of allowance .......................         138          108
      Inventories .......................................................         343          366
      Prepaid expenses and other current assets .........................          14           19
                                                                                -----        -----
               TOTAL CURRENT ASSETS .....................................         502          500

Property, plant and equipment, net ......................................         312          305
Intangibles, net ........................................................          43           16
Other assets, net .......................................................          15           23
                                                                                -----        -----
               TOTAL ASSETS .............................................       $ 872        $ 844
                                                                                =====        =====

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

      Accounts payable and accrued expenses .............................       $ 266        $ 258
      Short-term borrowings .............................................          16           --
      Current portion of long-term debt .................................          32           32
                                                                                -----        -----
               TOTAL CURRENT LIABILITIES ................................         314          290

Long-term debt ..........................................................         496          677
Other noncurrent liabilities ............................................         180          194
Redeemable preferred stock ($.01 par value per share, 1,000,000 shares authorized; issued and outstanding 37,253 in 1998; aggregate
      liquidation preference $41 in 1998) ...............................          --           33
Stockholders' equity (deficit):

      Common stock ($.01 par value per share, shares authorized:
      500,000,000; issued and outstanding:  52,171,537 in 1999 and
      35,495,058 in 1998) ...............................................           1           --
      Paid-in capital ...................................................         399          172
      Retained earnings (deficit) .......................................        (518)        (522)
                                                                                -----        -----
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .....................        (118)        (350)
                                                                                -----        -----

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............       $ 872        $ 844
                                                                                =====        =====

                 See Notes to Consolidated Financial Statements.

                           DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN MILLIONS, EXCEPT SHARE DATA)



                                                                           YEAR ENDED JUNE 30,

                                                                        1999      1998       1997
                                                                       ------    ------     ------

        Net sales                                                      $1,505    $1,313     $1,217
        Cost of products sold                                             999       898        819
        Selling, administrative and general expense                       375       316        327
        Special charges related to plant consolidation                     17        10         --
        Acquisition expense                                                 1         7         --
                                                                       ------    ------     ------
              OPERATING INCOME                                            113        82         71

        Interest expense                                                   78        77         52
        Loss on sale of divested assets                                    --        --          5
        Other (income) expense                                              2        (1)        30
                                                                       ------    -------    ------

              INCOME (LOSS) BEFORE INCOME TAXES  AND
                 EXTRAORDINARY ITEM                                        33         6        (16)

        Provision for income taxes                                         --         1         --
                                                                       ------    ------     ------

              INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      33         5        (16)

        Extraordinary loss from early debt retirement                      19        --         42
                                                                       ------    ------     ------

              NET INCOME (LOSS)                                        $   14    $    5     $  (58)
                                                                       ======    ======     ======

        Basic net income (loss) per common share
            Income (loss) before extraordinary item                    $ 0.69    $ 0.01     $(1.40)
            Net income (loss)                                            0.23      0.01      (2.07)

        Diluted net income (loss) per common share
            Income (loss) before extraordinary item                    $ 0.68    $ 0.01     $(1.40)
            Net income (loss)                                            0.23      0.01      (2.07)

--------------------------------------------------------------------------------
                       See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                        NOTES                                     TOTAL
                                                                      RECEIVABLE     RETAINED    CUMULATIVE   STOCKHOLDERS'
                                           COMMON         PAID-IN        FROM        EARNINGS    TRANSLATION     EQUITY
                                            STOCK         CAPITAL     STOCKHOLDERS   (DEFICIT)    ADJUSTMENT    (DEFICIT)
                                           -------        -------     ------------   ---------   -----------  -------------
Balance at June 30, 1996                       $--         $   3           $--         $(265)        $(26)        $(288)
Cancellation of shares in connection with
     the Company's recapitalization                           (3)                       (204)                      (207)
Issuance of shares                                           129                                                    129
Cumulative translation adjustment                                                                      26            26
Net loss                                        --            --            --           (58)          --           (58)
                                             -----         -----     ---------         -----         ----         -----
Balance at June 30, 1997                        --           129            --          (527)          --          (398)

Amortization of redeemable preferred
     stock discount                                           (1)                                                    (1)
Issuance of shares                                            44                                                     44
Net income                                      --            --            --             5           --             5
                                             -----         -----     ---------         -----         ----         -----
Balance at June 30, 1998                        --           172            --          (522)          --          (350)
Amortization of redeemable preferred
     stock discount                                           (2)                                                    (2)
Payment of preferred stock dividends                                                     (10)                       (10)
Issuance of shares                               1           249                                                    250
Costs of public equity offering                              (20)                                                   (20)
Net income                                      --            --            --            14           --            14
                                             -----         -----     ---------         -----         ----         -----
Balance at June 30, 1999                     $   1         $ 399     $      --         $(518)        $ --         $(118)
                                             =====         =====     =========         =====         ====         =====



                                                                               NUMBER OF SHARES
                                                     COMMON                                                          TOTAL COMMON
                                                     STOCK          CLASS A        CLASS B           CLASS E           SHARES
                                                    -------       ------------    ----------        ---------        ------------


Shares issued and outstanding at June 30, 1996             --      38,014,958         --            4,788,550          42,803,508

Cancellation of shares                                     --     (38,014,958)        --           (4,788,550)        (42,803,508)

Issuance of shares                                 26,815,880              --         --                   --          26,815,880
                                                   ----------     -----------     ------           ----------         -----------
Shares issued and outstanding at June 30, 1997     26,815,880              --         --                   --          26,815,880

Issuance of shares                                  8,679,178              --         --                   --           8,679,178
                                                   ----------     -----------     ------           ----------         -----------
Shares issued and outstanding at June 30, 1998     35,495,058              --         --                   --          35,495,058

Issuance of shares                                 16,676,479              --         --                   --          16,676,479
V                                                  ----------     -----------     ------           ----------         -----------
Shares issued and outstanding at June 30, 1999     52,171,537              --         --                   --          52,171,537
                                                   ==========     ===========     ======           ==========         ===========

                 See Notes to Consolidated Financial Statements.

                           DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN MILLIONS)



                                                                     YEAR ENDED JUNE 30,
                                                                  ------------------------------
                                                                     1999      1998      1997
                                                                    -------   ------    ------

OPERATING ACTIVITIES:
    Net income (loss)                                               $  14      $   5      $   (58)
    Adjustments  to  reconcile  net  income  (loss)
        to net cash flows:
        Extraordinary loss from early debt retirement                  19         --           42
        Loss on sale of divested assets                                --         --            5
        Net loss on disposal of assets                                  5          1            3
        Depreciation and amortization                                  46         35           29
        Stock option compensation expense                              --          2           --
        Changes  in  operating  assets and  liabilities  net of
        effects of acquisition:
          Accounts receivable                                         (30)       (41)          18
          Inventories                                                  26         74          (48)
          Prepaid expenses and other current assets                     5         (3)           9
          Other assets                                                 --         --            6
          Accounts payable and accrued expenses                         8         27           29
          Other non-current liabilities                                 4         (3)         (10)
                                                                    -----      -----      -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                    97         97           25
                                                                    -----      -----      -------

INVESTING ACTIVITIES:

        Capital expenditures                                          (55)       (32)         (20)
        Proceeds from sales of assets                                  --          5            9
        Proceeds from sales of divested assets                         --         --           48
        Acquisition of business                                       (32)      (195)          --
                                                                    -----      -----      -------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (87)      (222)          37
                                                                    -----      -----      -------

FINANCING ACTIVITIES:

        Short-term borrowings                                         494        300        1,137
        Payment on short-term borrowings                             (478)      (382)      (1,098)
        Proceeds from long-term borrowings                             --        176          582
        Principal payments on long-term debt                         (197)        (2)        (407)
        Deferred debt issuance costs                                   --         (7)         (26)
        Prepayment penalty                                            (14)        --          (20)
        Payments to previous shareholders for cancellation of
        stock                                                          --         --         (422)
        Preferred stock dividends                                     (10)        --           --
        Preferred stock redemption                                    (35)        --           --
        Proceeds from issuance of common and preferred stock          250         42          161
        Specific Proceeds Collateral Account                           --         --           30
        Equity offering costs                                         (20)        --           --
                                                                    -----      -----      -------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (10)       127          (63)
                                                                    -----      -----      -------

          NET CHANGE IN CASH AND CASH EQUIVALENTS                      --          2           (1)
          CASH AND CASH EQUIVALENTS AT BEGINNING
             OF PERIOD                                                  7          5            6
                                                                    -----      -----      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   7      $   7      $     5
                                                                    =====      =====      =======


                       See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

        Business and Segment Information: Del Monte Foods Company ("Del Monte") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (Del Monte together with DMC, "the Company") operates in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products. The Company primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. The Company holds the rights to the Del Monte brand for processed foods in the United States and in South America and to the Contadina brand world-wide.

        Basis of Accounting: On February 21, 1997, Del Monte Foods Company entered into a recapitalization agreement and plan of merger, which was amended and restated as of April 14, 1997, with affiliates of Texas Pacific Group. Under this agreement, TPG Shield Acquisition Corporation ("Shield"), a corporation affiliated with TPG, was to be merged with and into Del Monte, with Del Monte being the surviving corporation. The merger became effective on April 18, 1997. In the merger, the common and preferred stock of Shield were converted into new shares of common stock and preferred stock, respectively, of Del Monte. The merger was accounted for as a leveraged recapitalization for accounting purposes, and accordingly, all assets and liabilities continued to be stated at historical cost.

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

        The principal estimated useful lives are: land improvements -- 10 to 30 years; building and leasehold improvements -- 10 to 30 years; machinery and equipment -- 7 to 15 years. Depreciation of plant and equipment and leasehold amortization was $41, $32 and $24 for the years ended June 30, 1999, 1998 and 1997.

        Intangibles: Intangibles consists of goodwill, trade names and trademarks, and are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated useful lives of the assets which range from 20 to 40 years. Amortization expense was $2 for the year ended June 30, 1999.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


        Environmental Remediation: The Company accrues for losses associated with environmental remediation obligations when such losses are probable, and the amounts of such losses are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

        Revenue Recognition: Revenue from sales of product, and related cost of products sold, is recognized upon shipment of product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

        Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

        Advertising Expenses: The Company expenses all costs associated with advertising as incurred or when the advertising first takes place. Advertising expense was $4, $2 and $6 for the years ended June 30, 1999, 1998 and 1997, respectively.

        Research and Development: Research and development costs are included as a component of "Selling, administrative and general expense." Research and development costs charged to operations were $6, $5 and $5 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

        Foreign Currency Translation: For the Company's operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.

        Fair Value of Financial Instruments: The carrying amount of certain of the Company's financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

        The carrying amounts of the Company's borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the senior subordinated notes and the senior discount notes, approximate their fair value. At June 30, 1999, the fair value of the senior subordinated notes with a carrying amount of $96 was $108 and of the senior discount notes with a carrying value of $98 was $110, as estimated based on quoted market prices from dealers.

        The fair value of the interest rate swap agreements at June 30, 1999 was $(2). The fair value of interest rate swap agreements are the estimated amounts that the Company would receive or (pay) to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.

        Impairment of Long-Lived Assets: SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that the Company review assets held and used, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. The statement also requires that all long-lived assets, for which management has committed to a plan to dispose, be reported at the lower of carrying amount or fair value.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


        Stock Option Plan: The Company accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as allowed under SFAS 123. Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock.

        Net Income (Loss) per Common Share: Net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period (Note 7). Net income (loss) attributable to common shares is computed as net income (loss) reduced by the cash and in-kind dividends for the period in which redeemable preferred stock was outstanding.

        Comprehensive Income: The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.

        New Pronouncements: In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use. SOP 98-1 is required to be adopted for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000.

        In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently reviewing the effect of adoption of this statement on its financial statements.

        Reclassifications: Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - ACQUISITIONS

        South America Acquisition. On August 28, 1998, the Company reacquired rights to the Del Monte brand in South America from Nabisco Inc. and purchased Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela, for a cash purchase price of $32 (the "South America Acquisition"). In connection with this acquisition, approximately $1 of indirect acquisition-related expenses were incurred. Nabisco had retained ownership of the Del Monte brand in South America and the Del Monte business in Venezuela when it sold other Del Monte businesses in 1990.

        The South America Acquisition has been reflected in the balance sheet at June 30, 1999 and was accounted for using the purchase method of accounting. The total purchase price was allocated as $3 to inventory, $1 to property, plant and equipment, and $28 representing intangible assets, which are being amortized over twenty years. Results of operations of the acquired business and any other expenses of the transaction are included in the Consolidated Statements of Operation for the year ended June 30, 1999, and did not significantly effect the results of operations of the Company for this period. The South American operations had total revenues of $10 and no earnings for the year ended June 30, 1999, and total assets at June 30, 1999 were $7.

        Contadina Acquisition. On December 19, 1997, the Company acquired the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. ("Nestle") and Contadina Services, Inc. for a total purchase price of $197, comprised of a base price of $177 and an estimated net working capital adjustment of $20. The consideration was paid solely in cash. The purchase price

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


was subject to adjustment based on the final calculation of net working capital as of the closing date. Nestle provided its calculation of the net working capital which resulted in a payment to the Company of $2, and therefore a reduction in the purchase price to a total of $195. The Contadina Acquisition also included the assumption of certain liabilities of approximately $5, consisting primarily of liabilities in respect of reusable packaging materials and vacation accruals. In connection with the Contadina Acquisition, approximately $7 of indirect acquisition-related expenses were incurred.

        The Contadina Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed was made using estimated fair values, which included values based on independent appraisals and management estimates. The allocation of the $195 purchase price was as follows: inventory $93, prepaid expenses $5, property, plant and equipment $85, intangibles $16 and accrued liabilities $4.

NOTE 3 -- DIVESTED ASSETS

   On August 27, 1996, the Company signed a stock purchase agreement to sell its Latin America subsidiaries to an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). This agreement was amended and restated on October 25, 1996 to provide for the sale of only the Company's Mexican subsidiary, Productos Del Monte, S.A. de C.V. ("PDM") to an affiliate of Hicks Muse for $38. That sale was completed on October 28, 1996. The sale of the Company's Central America and Caribbean subsidiaries to an affiliate of Donald W. Dickerson, Inc. for $12 was completed on November 13, 1996. The combined proceeds of both sales of $50, reduced by $2 of related transaction expenses, resulted in a loss of $5.

   The following results of the Latin American operations are included in the Consolidated Statement of Operations for the year ended June 30, 1997:


                 Net sales                                $ 17
                 Costs and expenses                         17
                                                          ----
                 Income from  operations  before income
                 taxes                                      --
                 Provision for income taxes                 --
                                                          ----
                 Income from Latin American operations    $ --
                                                          ====


NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                         JUNE 30,
                                                      1999     1998
                                                      ----     ----

Trade accounts receivable:
   Trade                                              $140     $109
   Allowance for doubtful accounts                      (2)      (1)
                                                      ----     ----
        TRADE ACCOUNTS RECEIVABLE, NET                $138     $108
                                                      ====     ====

Inventories:
   Finished product                                   $219     $237
   Raw materials and supplies                           18       19
   Other, principally packaging material               106      110
                                                      ----     ----
        TOTAL INVENTORIES                             $343     $366
                                                      ====     ====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                            JUNE 30,
                                                         -------------
                                                         1999     1998
                                                         ----     ----

Property, plant and equipment:
   Land and land improvements                           $  42      $  42
   Buildings and leasehold improvements                   107        107
   Machinery and equipment                                321        307
   Construction in progress                                39         24
                                                        -----      -----
                                                          509        480
   Accumulated depreciation                              (197)      (175)
                                                        -----      -----
        PROPERTY, PLANT AND EQUIPMENT, NET              $ 312      $ 305
                                                        =====      =====

Intangible assets:
   Trademark                                            $  16      $  16
   Other intangibles                                       29         --
                                                        -----      -----
                                                           45         16
   Accumulated amortization                                (2)        --
                                                        -----      -----
        INTANGIBLE ASSETS, NET                          $  43      $  16
                                                        =====      =====

Other assets:
   Deferred debt issue costs                            $  21      $  26
   Accumulated amortization                                (6)        (3)
                                                        -----      -----
        OTHER ASSETS, NET                               $  15      $  23
                                                        =====      =====

Accounts payable and accrued expenses:
   Accounts payable--trade                              $ 104      $  99
   Marketing and advertising                               95         80
   Payroll and employee benefits                           19         18
   Current portion of accrued pension liability             9          9
   Current portion of other noncurrent liabilities          9         12
   Other                                                   30         40
                                                        -----      -----
        TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 266      $ 258
                                                        =====      =====

Other noncurrent liabilities:
   Accrued postretirement benefits                      $ 143      $ 144
   Accrued pension liability                                2         16
   Self-insurance liabilities                              10          8
   Other                                                   25         26
                                                        -----      -----
        TOTAL OTHER NONCURRENT LIABILITIES              $ 180      $ 194
                                                        =====      =====


NOTE 5 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        Short-term borrowings under the revolving credit agreement were $16 at June 30, 1999 and zero at June 30, 1998. Unused amounts under the revolving credit agreement at June 30, 1999 and 1998 totaled $292 and $327, respectively.

        The Company used $57 of the net proceeds of the public equity offering to redeem a portion of its senior discount notes, including $1 of accrued interest and $6 of redemption premium and to redeem all preferred stock outstanding (see Note 6). Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63 of its indebtedness under its bank term loans, to redeem $62 of its senior subordinated notes, including $1 of accelerated amortization of original issue discount, $3 of accrued interest and $7 of redemption premium, and to repay $2 of indebtedness under the revolving credit facility. In connection with the repayment of debt, $5 of previously capitalized debt issue costs were charged to income during the third quarter and

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


accounted for as an extraordinary item, as well as a total of $14 of premiums on debt and stock redemption resulting in total extraordinary item charges of $19.

        In conjunction with the Contadina Acquisition, the Company issued $230 of 12 1/2% senior discount notes ("Del Monte Notes") and received proceeds of $126. The Del Monte Notes accrue interest on each June 15 and December 15, which accretes through December 15, 2002, after which time interest is to be paid in cash until maturity. The Del Monte Notes mature on December 15, 2007. The Del Monte Notes are redeemable in whole or in part at the option of the Company on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed on December 15, 2006 or thereafter. In connection with the financing related to the Contadina Acquisition, $7 of deferred debt issuance costs were capitalized.

        On April 18, 1997, the Company completed a recapitalization transaction in which $301 of proceeds from the transaction were used to repay the outstanding balances of the then-existing $400 revolving credit facility, term loan, and Subordinated Guaranteed Pay-in-Kind Notes. Concurrent with the recapitalization, the Company entered into a credit agreement with respect to the Term Loan Facility (the "Term Loan") and the Revolving Credit Facility (the "Revolver"). The Revolver provides for revolving loans in an aggregate amount of up to $350, including a $70 Letter of Credit subfacility. The Revolving Credit Facility will expire in fiscal 2003. The Term Loan has two separate facilities, Term Loan A which matures in fiscal 2003 and Term Loan B which matures in fiscal 2005. In connection with the Contadina Acquisition, the Company amended its bank financing agreements and related debt covenants to permit additional funding under the existing Term Loan B which was drawn in an amount of $50. Amortization of the additional Term Loan B amount was incremental to the scheduled amortization of the existing Term Loan B. Such additional amortization began on a quarterly basis in the second quarter of fiscal 1999.

        In connection with the Company's recapitalization, the Company incurred expenses totaling $85 of which $25 were included in selling, administrative and general expense, $22 were charged to other expense and $38 were accounted for as an extraordinary loss. The extraordinary loss consisted of previously capitalized debt issue costs of approximately $19 and a note premium and a term loan make-whole aggregating $19. In addition, in conjunction with the Bank Financing, $19 of debt issue costs were capitalized. Deferred debt issuance costs are amortized on a straight-line basis over the life of the related debt issuance.

        The interest rates currently applicable to amounts outstanding under Term Loan A and the Revolving Credit Facility are, at the Company's option, either the base rate (the higher of 0.50% above the Federal Funds Rate or the bank's reference rate) plus 0.75% or the reserve adjusted offshore rate plus 1.75% (6.8125% at June 30, 1999). Interest rates on Term Loan B are, at the Company's option, either the base rate plus 2.00% or the offshore rate plus 3.00% (8.0625% at June 30, 1999).

        The Company is required to pay the lenders under the Revolving Credit Facility a commitment fee of 0.425% on the unused portion of such facility. The Company is also required to pay the lenders under the Revolving Credit Facility letter of credit fees of 1.50% per year for commercial letters of credit and 2.00% per year for all other letters of credit, as well as an additional fee of 0.25% per year to the bank issuing such letters of credit. At June 30, 1999, a balance of $42 was outstanding on these letters of credit.

        Also in connection with the Company's recapitalization, DMC issued senior subordinated notes (the "DMC Notes") with an aggregate principal amount of $150 and received gross proceeds of $147. The DMC Notes accrue interest at 12.25% per year, payable semiannually in cash on each April 15 and October 15. The DMC Notes are guaranteed by Del Monte and mature on April 15, 2007. The DMC Notes are redeemable at the option of the Company on or after April 15, 2002 at a premium to par that initially is 106.313% and that decreases to par on April 15, 2006 and thereafter.

        Long-term debt consisted of the following:

                                  JUNE 30,
                            ------------------
                              1999     1998
                              ----     ----
Term Loan                     $334     $429
Senior Subordinated Notes       96      147
Senior Discount Notes           98      133
                              ----     ----
                               528      709
Less current portion            32       32
                              ----     ----
                              $496     $677
                              ====     ====


        At June 30, 1999, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter were as follows:


                             2000                       $ 32
                             2001                         36
                             2002                         40
                             2003                         44
                             2004                         47
                             Thereafter                  382
                                                        ----
                                                         581
                             Less discount on notes       53
                                                        ----
                                                        $528
                                                        ====


        The Term Loan and Revolver, with a combined balance of $350 at June 30, 1999, are collateralized by security interests in substantially all of the Company's assets.

        The DMC Notes, the Del Monte Notes, Term Loan and Revolver (collectively "the Debt") agreements contain restrictive covenants with which the Company must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, the Company is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the credit agreement), minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. The Company was in compliance with all of the Debt covenants at June 30, 1999.

        The Company made cash interest payments of $63, $71 and $24 for the years ended June 30, 1999, 1998 and 1997.

        Certain of the Company's debt agreements require interest rate protection. To satisfy these requirements, the Company has entered into interest-rate swap agreements limiting the Company's exposure to interest rate increases, thus reducing the impact of interest-rate changes on future income. The Company currently has two swap agreements in place, one entered into in May 1997 ($235 million notional principal) and a second agreement entered into in March 1998 ($25 million notional principal). These agreements effectively convert $260 million of notional principal amount of floating rate debt to a fixed-rate basis. Both agreements are for three-year periods. These agreements involve the payment of fixed rate amounts in exchange for receipt of floating rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. For the year ended June 30, 1999, the Company paid a fixed rate of 6.375% and received a weighted average rate representing 5.3% on the $235 notional amount agreement. The incremental effect on interest expense for the year ended June 30, 1999 was approximately $2. The $235 notional amount agreement includes a provision establishing the rate the Company will pay as 6.375% if the three-month LIBOR sets at or below 6.375%. The $25 notional amount agreement includes a provision establishing the rate the Company will pay as 4.60% if the three-month LIBOR rate sets at or below 4.60%. The agreements also include a provision establishing the rate the Company will receive as 7.50% if the three-month LIBOR rate sets at or above

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


7.50% during the term of the agreements. Additionally, under the $235 notional amount agreement, the Company will continue to pay 7.50% until the three-month LIBOR rate sets below 7.50% at which time the fixed rate of 6.375% will again become effective. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 6 - STOCKHOLDERS' EQUITY AND REDEEMABLE STOCK

        In fiscal 1998, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making a public offering of shares of its common stock. The offering was withdrawn in July 1998 due to conditions in the equity securities market. During the second quarter of fiscal 1999, a post-effective amendment to the registration statement was filed with the SEC for the purpose of reinitiating the offering.

        On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of common stock sold by the Company and 3,333,000 shares of common stock sold by certain stockholders of the Company, was consummated at an initial offering price of $15.00 per share. The Company received net proceeds of $230. Total common shares outstanding after the offering were 52,163,943. The Company used a portion of the net proceeds from the offering to redeem $46 (100%) of its preferred stock, including $2 of unamortized discount, $10 of accreted dividends and $1 of redemption premium. The remainder of the net proceeds of the offering was used to redeem notes and repay debt (see Note 5).

        On February 21, 1997, Del Monte Foods Company entered into a recapitalization agreement and plan of merger, which was amended and restated as of April 14, 1997, with affiliates of Texas Pacific Group. Under this agreement, Shield, a corporation affiliated with TPG, was to be merged with and into Del Monte, with Del Monte being the surviving corporation. The merger became effective on April 18, 1997. By virtue of the merger, shares of Del Monte's outstanding preferred stock having a value implied by the merger consideration of approximately $14, held by certain of Del Monte's pre-recapitalization stockholders who remained investors pursuant to the recapitalization, were canceled, and were converted into the right to receive new Del Monte common stock. All other shares of Del Monte stock were canceled and were converted into the right to receive cash consideration, as set forth in the Merger Agreement. In the merger, the common and preferred stock of Shield were converted into new shares of common stock and preferred stock, respectively, of Del Monte.

        Immediately following the consummation of the Company's recapitalization, the charter of Del Monte authorized Del Monte to issue capital stock consisting of 191,542,000 shares of new common stock, $.01 par value, and 1,000,000 shares of new preferred stock, $.01 par value. The Company issued and had outstanding 26,815,880 shares of common stock, and 35,000 shares of preferred stock. TPG and certain of its affiliates or partners held 20,925,580 shares of Del Monte's common stock, continuing shareholders of Del Monte held 2,729,857 shares of such stock, and other investors held 3,160,443 shares. TPG and certain of its affiliates held 17,500 outstanding shares of preferred stock, and TCW Capital Investment Corporation held 17,500 outstanding shares of preferred stock. On January 16, 1998, TPG and certain of its affiliates sold approximately 93% of their preferred stock holdings to unaffiliated investors.

        Dividends on redeemable preferred stock were $4 for the year ended June 30, 1999. Dividends due on redeemable preferred stock were $5 for the year ended June 30, 1998 consisting of $1 of additional shares issued and $4 of accretion, and $1 for the year ended June 30, 1997. All dividends due on redeemable preferred stock were paid upon redemption.

        For the year ended June 30, 1997, the Company declared dividends for the following series of then-outstanding redeemable preferred stock:


SERIES                 DIVIDEND RATE PER SHARE
  A1                           $1.92
  B                            $1.95
  D                            $1.98
  E                            $1.98

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


        In the Company's recapitalization, all of the redeemable preferred stock issued prior to April 18, 1997 was either canceled and converted into the right to receive new Del Monte common stock or canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement.

NOTE 7 - EARNINGS PER SHARE

        The following tables set forth the computation of basic and diluted earnings per share:


                                                                                             JUNE 30,
                                                                             ----------------------------------------
                                                                             1999               1998             1997
BASIC EARNINGS PER SHARE
Numerator:
Income (loss) per common share before extraordinary item                 $         33      $          5      $        (16)
Preferred stock dividends                                                          (4)               (5)              (70)
     Numerator for basic earnings (loss) per share - income (loss)       ------------      ------------      ------------
         attributable to common shares before extraordinary item                   29                --               (86)
Extraordinary loss                                                                (19)               --               (42)
                                                                         ------------      ------------      ------------
     Numerator for basic earnings (loss) per share - income (loss)
         attributable to common shares                                   $         10               $--      $       (128)
                                                                         ============      ============      ============
Denominator:
     Denominator for basic earnings per share - weighted
         average shares                                                    41,979,665        31,619,642        61,703,436
Basic income (loss) per common share before extraordinary item           $       0.69      $       0.01      $      (1.40)
Extraordinary loss per common share                                             (0.46)               --             (0.67)
                                                                         ------------      ------------      ------------
Basic income (loss) per common share                                     $       0.23      $       0.01      $      (2.07)
                                                                         ============      ============      ============
DILUTED EARNINGS PER SHARE
Numerator:
Income (loss) per common share before extraordinary item                 $         33      $          5      $        (16)
Preferred stock dividends                                                          (4)               (5)              (70)
     Numerator for diluted earnings (loss) per share - income (loss)     ------------      ------------      ------------
         attributable to common shares before extraordinary item                   29                --               (86)
Extraordinary loss                                                                (19)               --               (42)
                                                                         ------------      ------------      ------------
     Numerator for diluted earnings (loss) per share - income (loss)
         attributable to common shares                                   $         10               $--      $       (128)
                                                                         ============      ============      ============
Denominator:
     Denominator for diluted earnings per share - weighted
         average shares                                                    42,968,652        32,355,131        61,840,245

Diluted income (loss) per common share before extraordinary item         $       0.68      $       0.01      $      (1.40)
Extraordinary loss per common share                                             (0.45)               --             (0.67)
                                                                         ------------      ------------      ------------
Diluted income (loss) per common share                                   $       0.23      $       0.01      $      (2.07)
                                                                         ============      ============      ============



NOTE 8 - EMPLOYEE STOCK PLANS

STOCK OPTION INCENTIVE PLANS

        On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997) which allowed the granting of options to certain key employees. The plan allowed the granting of options for up to 1,821,181

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


shares of the Company's common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Under the plan, 1,736,520 options were granted. As of June 30, 1999, options for 1,685,565 shares of common stock were held by eligible employees under the 1997 Plan. The 1997 Stock Incentive Plan provides for different vesting schedules. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. No additional options will be granted pursuant to this plan. The Company also adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan. Under this plan, 151,701 shares were reserved of which 148,828 options were granted. These options terminate 10 years from the date of grant and vest monthly on a proportionate basis over four years. The Company does not anticipate granting any additional options under this plan.

        The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Plan") was adopted initially by the Board of Directors on April 24, 1998, was modified by the Board on September 23, 1998, and was approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,195,687 shares of common stock may be made to certain employees of the Company. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Awards under the 1998 Plan and to set the terms of any Awards. The Chief Executive Officer also has limited authority to grant Awards. On December 4, 1998, Options for 1,824,433 shares were granted under the 1998 Stock Incentive Plan at an exercise price of $13.00 per share, which was determined to be fair value at that time. As of June 30, 1999, options for 1,842,344 shares of common stock were held by eligible employees under the 1998 Plan, and 1,356,216 additional shares were available for grant. For each of these grants, 50% of the option shares vest annually on a proportionate basis over a four-year period and 50% of the option shares vest annually on a proportionate basis over a five-year period.

        Stock option activity during the periods indicated was as follows:


                                WEIGHTED AVERAGE      NUMBER OF
                               EXERCISE PRICE PER       SHARES
                                     SHARE
Balance at June 30, 1997            $   --                   --
Granted                               5.22            1,885,348
Canceled                              5.22               46,353
Exercised                               --                   --
                                                      ---------
Balance at June 30, 1998              5.22            1,838,995
Granted                              13.03            1,877,858
Canceled                             13.00               35,519
Exercised                             5.22                4,597
                                                      ---------
Balance at June 30, 1999            $ 9.13            3,676,737
                                                      =========


        At June 30, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.22-$15.00 and 8.7 years, respectively.

        At June 30, 1999 and 1998, the number of options exercisable was 868,453 and 452,422, respectively, and the exercise price for these options was $5.22 for both periods.

        The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

        Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Issued to Employees", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


        years ended June 30, 1999 and 1998: dividend yield of 0% for both years; expected volatility of .23 and .00 respectively; risk-free interest rates of 4.623% and 5.74%, respectively, and expected lives of 7 years for both years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value per share of options granted during the year was $4.43.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information as calculated in accordance with SFAS 123 is as follows:



                                      YEAR ENDED JUNE 30,
                                       1999         1998
                                    ------------    ----
Pro forma net income                  $   11      $    5
Pro forma  earnings  (loss)  per
share:
    Basic                             $ 0.19      $(0.01)
    Fully Diluted                     $ 0.18      $(0.01)



STOCK PURCHASE PLAN

        Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 957,710 shares of common stock of the Company are reserved for issuance under the Employee Stock Purchase Plan. At June 30, 1999, 454,137 shares of the Company's common stock have been purchased by and issued to eligible employees. It is anticipated that no future shares will be issued pursuant to this plan.

        Total compensation expense recognized in connection with stock-based awards for the year ended June 30, 1999 was less than $1 and for the year ended June 30, 1998 was approximately $2.

NOTE 9 - RETIREMENT BENEFITS

        Effective July 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends only the disclosure requirements with respect to pensions and other postretirement benefits. Adoption of this statement has not impacted the Company's consolidated financial position, results of operations or cash flows, and any effect has been limited to the form and content of its disclosures.

        The Company sponsors three non-contributory defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)




                                                          PENSION BENEFITS        OTHER BENEFITS
                                                              JUNE 30,               JUNE 30,
                                                          ----------------        ---------------
                                                          1999        1998        1999       1998
                                                          ----        ----        ----       ----
    Change in benefit obligation:
    Benefit obligation at beginning of year               $292        $279       $108        $104
    Service cost                                             3           3          1           1
    Interest cost                                           20          21          8           8
    Amendments                                              --          --        (24)         --
    Plan participants' contributions                        --          --          3           2
    Contadina acquisition                                   --          --         --           1
    Actuarial (gains) losses                               (10)         14        (12)         --
    Benefits paid                                          (26)        (25)        (9)         (8)
                                                        ------      ------      -----     -------
    Benefit obligation at end of year                    $ 279       $ 292       $ 75       $ 108
                                                         =====       =====       ====       =====

    Change in plan assets:

    Fair value of plan assets at beginning of year        $299        $276        $--         $--
    Actual return on plan assets                            14          35         --          --
    Employer contributions                                  10          13          6           6
    Plan participants' contributions                        --          --          3           2
    Benefits paid                                          (26)        (25)        (9)         (8)
                                                        ------      ------      ------      -----
    Fair value of plan assets at end of year             $ 297       $ 299        $--         $--
                                                         =====       =====        ===         ===

    Funded status                                         $ 18        $  7       $(75)      $(108)
    Unrecognized net actuarial gain                        (28)        (31)       (43)        (35)
    Unrecognized prior service cost                         (1)         (1)       (31)         (8)
                                                          ----        ----        ---        ----
    Net amount recognized                                 $(11)       $(25)     $(149)      $(151)
                                                          ====        ====      =====       =====


        The net amount recognized for pension benefits as of June 30, 1999 and 1998 of $11 and $25, respectively, consisted of prepaid benefit costs.


                                                          PENSION BENEFITS        OTHER BENEFITS
                                                               JUNE 30,              JUNE 30,
                                                          ----------------        --------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF JUNE 30                1999        1998        1999      1998
                                                          ----        ----        ----      ----
    Discount  rate  used  in   determining   projected
    benefit obligation                                    7.50%       7.00%       7.50%      7.00%
    Rate of increase in compensation levels               5.00        5.00         --          --
    Long-term rate of return on assets                    9.00        9.00         --          --


        The Company amended its defined benefit postretirement plans during fiscal 1999. The plan amendment requires a significant increase in retiree contributions. The Company has announced that retiree contributions will be increased additionally in fiscal 2000 and 2001.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


        The components of net periodic pension cost for all defined benefit plans and other benefit plans are as follows:


                                                PENSION BENEFITS              OTHER BENEFITS
                                                    JUNE 30,                     JUNE 30,
                                                ----------------              --------------

                                            1999       1998      1997      1999     1998     1997
                                            ----       ----      ----      ----     ----     ----
Components of net periodic benefit cost
  Service  cost  for   benefits   earned
  during period                             $  3       $  3      $  3      $  1     $  1     $  1
  Interest  cost  on  projected  benefit
  obligation                                  20         21        21         8        8        9

  Actual return on plan assets               (26)       (24)      (35)       --       --       --
  Amortization of prior service cost          --         --        --        (1)      (1)      (1)
  Recognized net actuarial (gain) loss        (1)        (1)       13        (3)      (3)      (3)
                                           -----      -----      ----      ----    ------    ----
  Benefit cost (credit)                     $ (4)      $ (1)     $  2      $  5     $  5     $  6
                                            ====       =====     ====      ====     ====     ====


        For measurement purposes, a 9.67% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 6.00% in the year 2004 and remain at that level thereafter.

        It has been the Company's policy to fund the Company's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Del Monte's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. In connection with the Company's recapitalization, the Company entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby the Company will contribute a total of $55 to its defined benefit pension plans through calendar 2001, of which approximately $35 had been contributed by June 30, 1999. The contributions to be made in calendar 1999, 2000 and 2001 are secured by a $20 letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement.

        The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of June 30, 1999 by $7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of June 30, 1999 by $(7) and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $(1).

        In addition, the Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The contributions to multi-employer plans for the years ended June 30, 1999, 1998 and 1997 were $7, $6 and $4, respectively. The Company also sponsors defined contribution plans covering substantially all employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $2 , $1 and $1 for the years ended June 30, 1999, 1998 and 1997.

NOTE 10 - PROVISION FOR INCOME TAXES

        The provision for income taxes consists of the following:


                                                     YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                   1999     1998     1997
                                                   ----     ----     ----
    Income before taxes after
    extraordinary items:
        Domestic                                     $14    $  6      $(58)
        Foreign                                       --      --         1
                                                   -----   -----     -----
                                                     $14    $  6      $(57)
                                                     ===    ====      ====
     Income tax provision (benefit)
        Current:
           Federal                                 $  --    $  1     $  --
           State and foreign                          --      --        --
                                                   -----   -----     -----
        Total current                                 --       1        --
                                                   -----  ------     -----
        Deferred:
           Federal                                    --      --        --
           State and foreign                          --      --        --
                                                  ------  ------    ------
        Total deferred                                --      --        --
                                                  ------  ------    ------
                                                   $  --   $   1     $  --
                                                   =====   =====     =====

        Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                           YEAR ENDED JUNE
                                                                 30,
                                                            1999     1998

              Deferred tax assets:
                  Post employment benefits                 $  52    $  53
                  Pension expense                              6       12
                  Purchase accounting                          7        7
                  Workers' compensation                        4        4
                  Leases and patents                           2        3
                  Interest                                     6        3
                  State income taxes                           9       11
                  Other                                       23       17
                  Net operating loss and tax
                  credit carry forward                        23       31
                                                           -----    -----

                         Gross deferred tax assets           132      141
                         Valuation allowance                 (91)     (97)
                                                            ----     ----
                         Net deferred tax assets              41       44
                                                           -----    -----
              Deferred tax liabilities:

                  Depreciation                                23       26
                  LIFO reserve                                14       15
                  Intangible                                   4        3
                                                          ------   ------
                         Gross deferred liabilities           41       44
                                                           -----    -----

                         Net deferred tax asset             $ --     $ --
                                                            ====     ====


        The deferred tax liabilities at June 30, 1998 have been adjusted to reflect an amount for the LIFO reserve, which was previously omitted. Accordingly, the valuation allowance was reduced by an equivalent $15 to reflect a net deferred tax asset of zero. The net change in the valuation allowance for the years ended June 30, 1999 and 1998 was a decrease of $6 and $25, respectively. The Company believes that based on a history of tax losses and related absence of recoverable prior taxes through net operating loss carryback, it is more likely than not that the net operating losses

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


and the net deferred tax assets will not be realized. Therefore, a full valuation allowance in the amount of $91 has been recorded.

        The differences between the provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:


                                                           YEAR ENDED JUNE 30,
                                                      ------------------------------
                                                        1999      1998      1997
                                                        ----      ----      ----
Income taxes (benefit) computed at the statutory
    U.S. federal income tax rates                          $5      $  2     $(19)
Taxes on foreign income at rates different than U.S.
federal income tax rates                                   --        --       --
State taxes, net of federal benefit                        --        --       --
Net operating losses for which no benefit has been
recognized                                                 --        --       19

Realization of prior years' net operating losses
    and tax credits                                        (5)       (1)      --
                                                        -----      -----    ----
Provision for income taxes                               $ --      $  1     $ --
                                                         ====      ====     ====



        As of June 30, 1999, the Company had operating loss carryforwards for U.S. tax purposes totaling $53 which will expire between 2009 and 2012.

        The Company made income tax payments of $3 and $4 for the years ended June 30, 1999 and 1997. The Company made no income tax payments for the year ended June 30, 1998.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

        Lease Commitments. The Company leases certain property and equipment and office and plant facilities. At June 30, 1999, the aggregate minimum rental payments required under operating leases that have initial or remaining terms in excess of one year were as follows:


                             2000                                $16
                             2001                                 14
                             2002                                  9
                             2003                                  7
                             2004                                  5
                             Thereafter                           16
                                                                ----
                                                                 $67
                                                                ====

        Minimum payments have not been reduced by minimum sublease rentals of $5 due through 2016 under noncancelable subleases. Rent expense was $37, $35 and $32 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Rent expense includes contingent rentals on certain equipment based on usage.

        Lease Financing. In April 1999, the Company completed a $38 million lease financing that is being used to finance construction of four warehouse facilities adjacent to the Company's Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. Construction of the new facilities (totaling approximately 1.4 million square feet) has begun and is expected to be completed at all four sites during calendar 1999. The lease will be classified as an operating lease with related rentals charged to expense in the period incurred. The lease has an initial term of five years. Under certain circumstances, the lease can be renewed for up to five additional years. At the expiration of the lease, the Company has the option to purchase the leased facilities for specified amounts, or to sell them on behalf of the lessor.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)



        Grower Commitments. The Company has entered into noncancelable agreements with growers, with terms ranging from two to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $68, $66, $114 for the years ended June 30, 1999, 1998 and 1997. The Company also has commitments to purchase certain finished goods.

        At June 30, 1999, aggregate future payments under such purchase commitments (priced at the June 30, 1999 estimated cost) are estimated as follows:


                             2000                               $ 58
                             2001                                 46
                             2002                                 39
                             2003                                 34
                             2004                                 32
                             Thereafter                           74
                                                                 ---
                                                                $283
                                                                ====


        In connection with the sale of the Company's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, the Company signed an eight-year supply agreement whereby the Company must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term. The Company expects to purchase $46 in fiscal 2000 under this supply agreement for pineapple products. During the year ended June 30, 1999, the Company purchased $48 under the supply agreement.

        Supply Agreement. Effective December 21, 1993, the Company sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation ("Silgan"). In connection with the sale to Silgan, the Company entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of the Company 's metal container requirements for foods and beverages in the United States. Purchases under the agreement during the year ended June 30, 1999 amounted to $203. The Company believes the supply agreement provides it with a long-term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

        Information Systems Agreement. On November 1, 1992, the Company entered into an agreement with Electronic Data Systems Corporation ("EDS") to provide services and administration to the Company in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the years ended June 30, 1999, 1998 and 1997 were $18, $16 and $18, respectively. The agreement expires in November 2002 with optional successive one-year extensions. At June 30, 1999, base payments under the agreement are as follows:


                             2000                                $14
                             2001                                 13
                             2002                                 14
                             2003                                  5
                                                                ----
                                                                 $46
                                                                ====


        Union Contracts. Del Monte has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 84% of its hourly and seasonal work force. Of these represented employees, 89% of employees are under agreements that will expire in calendar 2000.

        Legal Proceedings. The Company is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that the Company breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of the Company and its prospects for sale. The plaintiff also alleges that it relied on the Company's alleged statements in selling its preferred and common stock interest in

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (IN MILLIONS, EXCEPT SHARE DATA)


the Company to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company's alleged conduct. The complaint seeks compensatory damages of at least $24 million, plus punitive damages. This case is in the early stages of procedural motions and the Company cannot at this time reasonably estimate a range of exposure, if any. The Company believes that this proceeding is without merit and plans to defend it vigorously.

        The Company is also defending various other claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management none of these claims and actions, individually or in the aggregate, will have a material effect on the Company's financial position.

NOTE 12 - RELATED PARTY TRANSACTIONS

        DMC is directly-owned and wholly-owned by Del Monte. For the year ended June 30, 1999, DMC and DMC's subsidiaries accounted for 100% of the consolidated revenues and net earnings of the Company, except for those expenses incidental to the Del Monte Notes. As of June 30, 1999, Del Monte's sole asset was the stock of DMC. Del Monte had no subsidiaries other than DMC and DMC's subsidiaries, and had no direct liabilities other than the Del Monte Notes. Del Monte is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.

        In connection with the Company's recapitalization, the Company entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG, a majority shareholder. Under this agreement, TPG is entitled to receive an annual fee from the Company for management advisory services equal to the greater of $.5 and 0.05% of the budgeted consolidated net sales of the Company. For the year ended June 30, 1999, TPG received fees of less than $1 under this agreement. In addition, the Company has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, controlling persons, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. This indemnification may not extend to actions arising under the U.S. federal securities laws. This agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in reviewing the Company's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. This agreement does not specify a minimum number of TPG personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Company matters. The Company cannot otherwise obtain the services that TPG will provide without the addition of personnel or the engagement of outside professional advisors.

        In connection with the recapitalization, the Company also entered into a ten-year agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG. Under this agreement, TPG received a cash financial advisory fee of approximately $8 upon the closing of the recapitalization as compensation for its services as financial advisor for the recapitalization. These services included assistance in connection with the evaluation and fairness of the recapitalization and the valuation of the Company for those purposes. TPG is also entitled to receive a fee of 1.5% of the "transaction value" for each transaction in which the Company is involved, which may include acquisitions, refinancings and recapitalizations. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to this agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). The advisory agreement includes indemnification provisions similar to those described above. These provisions may not extend to actions arising under the U.S. federal securities laws. Under this agreement, TPG or its designee received from the Company a fee of approximately $3 upon the closing of the

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


Contadina Acquisition, approximately $.5 in connection with the South America Acquisition and approximately $4 in connection with the public equity offering as compensation for its services as financial advisor for these transactions.

NOTE 13 - PLANT CONSOLIDATION

        In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company established an accrual of $7 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated. No expenditures have been recorded against this accrual as of June 30, 1999. Implementation of this plan was planned to occur in a specific sequence over a three-year period. Operations were suspended at the Modesto facility for approximately a year while that facility underwent reconfiguration to accommodate fruit processing which is currently taking place at the San Jose and Stockton facilities (which sites will be permanently closed). The tomato processing formerly performed at the Modesto facility has been moved to the Hanford facility.

        As anticipated upon adoption of the plan, the Company established an accrual of $2 during the second quarter of fiscal 1999 upon the closure of the Modesto facility to accommodate reconfiguration of the plant to a fruit processing operation. This accrual represented direct costs to be incurred to remove and dispose of tomato processing equipment at Modesto that would not be transferred to the Company's tomato processing operations at the Hanford facility. Under current accounting rules, these costs could not be accrued until the Company had the ability to dispose of the equipment. The Company expects to establish additional accruals for similar costs at the time of the closure of the San Jose and Stockton facilities in fiscal 2000 and 2001. At June 30 1999, $2 of costs have been charged to this accrual. As the equipment removal project at Modesto has been substantially completed, the Company does not expect that there will be any adjustments to this reserve.

        In August 1998, management announced its intention to close the Company's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3 was taken during the first quarter of fiscal 1999 representing the write-down to fair value of the assets held for sale. These assets primarily included building, building improvements, and machinery and equipment with a carrying value of $4. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. Based on the level of interest demonstrated in the facility by third parties, it is expected that these assets will be disposed of within a year. At June 30, 1999, no costs have been charged against this accrual.

        The Company incurred charges representing accelerated depreciation of $9 during fiscal 1999 and $3 during fiscal 1998. This acceleration results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants. Assets that are subject to accelerated depreciation consist primarily of buildings and of machinery and equipment, which will no longer be needed due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of two tomato processing plants. The remaining useful lives of the buildings at the San Jose facility were decreased by approximately 20 years due to this acceleration.

        The Company anticipates that it will incur additional charges of approximately $15 as a result of these plant closures. These expenses include costs, net of estimated salvage values, of $4 representing accelerated depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to the plant closure and various other costs totaling $11, such as costs to remove and dispose of those assets and ongoing fixed costs to be incurred until the sale of the San Jose and Stockton properties. Total charges relating to plant closures were $17 in fiscal 1999, including depreciation expense of $9, $2 for equipment removal, as well as $3 for the Arlington closure and $3 of ongoing fixed costs and other period costs, as discussed above. Costs relating to plant closures recorded in fiscal 1998 totaled $10 (including depreciation expense of $3 million). Additional charges relating to plant closures are expected to affect the Company's results over the next three-year period as follows: $10 in fiscal 2000 (including depreciation expense of $4), $4 in fiscal 2001 and $1 in fiscal 2002.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


1999(1)(2)                                      First     Second     Third      Fourth
                                                -----     ------     -----      ------
Net Sales                                       $318       $427       $390       $370
Operating income                                  12         32         32         37
Income (loss) before extraordinary item          (11)        10         12         22
Net income (loss)                                (11)        10         (7)        22
Per share data:(3)

    Basic income (loss) per share before       (0.34)       0.24      0.25        0.41
    extraordinary item
    Diluted income (loss) per share before     (0.34)       0.24      0.25        0.40
    extraordinary item

1998(1)(2)

Net Sales                                       $251       $369       $348       $345
Operating income                                  17         20         20         25
Income (loss) before extraordinary item          --           2         (2)         5
Net income (loss)                                --           2         (2)         5
Per share data: (3)

    Basic income (loss) per share before
    extraordinary item                         (0.06)       0.05     (0.10)       0.11
    Diluted income (loss) per share before
    extraordinary item                         (0.06)       0.05     (0.10)       0.10


(1) The first quarter of 1999 included $3 of inventory step-up related to inventory purchased in the Contadina Acquisition and the South America Acquisition. The third and fourth quarters of 1998 included $2 and $1, respectively, of inventory step-up related to the Contadina Acquisition.

(2) Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 1999 were $7, $5, $3 and $2, respectively. The third and fourth quarters of 1998 included $7 and $3, respectively, of charges related to the Company's plant consolidation program.

(3) Earnings per share was computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in Del Monte's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 11, 1999 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the mailing date. For information with respect to the executive officers of Del Monte, see "Executive Officers of Del Monte Foods Company" at the end of Part I of this report.

        The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities and Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors' Compensation", "Summary Compensation Table", "Option Grants in Fiscal Year 1999", "Aggregated Option Exercises in Fiscal Year 1999 and Fiscal Year-End Option Values", "Employment and Other Arrangements", "Compensation Committee Interlocks and Insider Participation", "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Ownership of Del Monte Foods Company Stock" in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements

               (i) The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

                      Report of KPMG LLP, Independent Auditors

                      Consolidated Balance Sheets - June 30, 1999 and 1998

                      Consolidated Statements of Operations - Years ended June 30, 1999, 1998 and 1997

                      Consolidated Statements of Stockholders' Equity (Deficit)
                      - Years ended June 30, 1999, 1998 and 1997

                      Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997

                      Notes to consolidated financial statements

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

DEL MONTE FOODS COMPANY


By:   /s/  RICHARD G.WOLFORD
-----------------------------------
            Richard G. Wolford                 Date:  September 3, 1999
          Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             Signature                            Title                                 Date

  /s/  RICHARD G. WOLFORD                  President and Chief Executive         September 3, 1999
-----------------------------------
                Richard G. Wolford         Officer; Director


  /s/  DAVID L. MEYERS                     Executive Vice President,             September 3, 1999
-----------------------------------
                 David L. Meyers           Administration and Chief
                                           Financial Officer


  /s/  RICHARD L. FRENCH                   Senior Vice President and Chief       September 3, 1999
-----------------------------------
                Richard L. French          Accounting Officer


  /s/  RICHARD W. BOYCE                    Director; Chairman of the Board       September 3, 1999
-----------------------------------
                Richard W. Boyce


  /s/  TIMOTHY G. BRUER                    Director                              September 3, 1999
-----------------------------------
                 Timothy G. Bruer


  /s/  AL CAREY                            Director                              September 3, 1999
-----------------------------------
                     Al Carey


  /s/  PATRICK FOLEY                       Director                              September 3, 1999
-----------------------------------
                   Patrick Foley


  /s/  BRIAN E. HAYCOX                     Director                              September 3, 1999
-----------------------------------
                 Brian E. Haycox


  /s/  DENISE O'LEARY                      Director                              September 3, 1999
-----------------------------------
                  Denise O'Leary


  /s/  WILLIAM S. PRICE, III               Director                              September 3, 1999
-----------------------------------
               William S. Price, III


  /s/  JEFFREY A. SHAW                  Director                                September 3, 1999
-----------------------------------
          Jeffrey A. Shaw


  /s/  WESLEY J. SMITH                  Director; Chief Operating Officer       September 3, 1999
-----------------------------------
          Wesley J. Smith

                                        EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION

     3.1 Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 No. 333-48235, filed May 18, 1998 ("Amendment No. 1 to the Registration Statement on Form S-l"))

     3.2 Amended and Restated Bylaws of Del Monte Foods Company, adopted on April 22, 1999 (incorporated by reference to Exhibit (3)(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999)

     3.3 Certificate of Designations filed May 4, 1998 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1)

     3.4 Certificate of Merger between Del Monte Foods Company, a Maryland corporation, and Del Monte Foods Company, a Delaware corporation, filed May 1, 1998 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1)

     3.5 Articles of Merger between Del Monte Foods Company, a Maryland corporation, and Del Monte Foods Company, a Delaware corporation, filed May 1, 1998 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1)

     4.1 Stockholders' Agreement, dated as of April 18, 1997, among Del Monte Foods Company and its Stockholders (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 No. 333-29079, filed June 12, 1997 (the "DMC Registration Statement"))

     4.2 Form of Stockholders' Agreement among Del Monte Foods Company and its employee stockholders (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed November 24, 1997 File No. 333-40867 (the "Registration Statement on Form S-8"))

     4.3 Form of Stockholders' Agreement between Del Monte Foods Company and its Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1)

     4.4 Form of Stockholders' Agreement between Del Monte Foods Company and its Non-Employee Directors -- Directors' Fee Arrangement (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1)

     4.5 Form of Registration Rights Agreement by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registration Statement on Form S-1 No. 333-48235, filed June 30, 1998)

     10.1 Indenture, dated as of December 17, 1997, among Del Monte Foods Company, as issuer, and Marine Midland Bank, as trustee, relating to the Notes (the "Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-47289, filed March 4, 1998 (the "Exchange Offer Registration Statement"))

                NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Indenture

     10.2 Form of Series B 12 1/2% Senior Discount Note due 2007 of Del Monte Foods Company (the "Exchange Notes") (included as Exhibit B to the Indenture) (incorporated by reference to Exhibit 4.2 to the Exchange Offer Registration Statement)

     10.3 Registration Rights Agreement, dated as of December 17, 1997, by and among Del Monte Foods Company and the Initial Purchasers listed therein, relating to the Notes (the "Registration Rights Agreement") (incorporated by reference to Exhibit 4.3 to the Exchange Offer Registration Statement)

                NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Registration Rights Agreement.

   10.4 Amended and Restated Credit Agreement, dated as of December 17, 1997, among Del Monte Corporation, Bank of America National Trust and Savings Association, as Administrative Agent, and the other financial institutions parties thereto (the "Amended Credit Agreement") (incorporated by reference to Exhibit 4.4 to the Exchange Offer Registration Statement)

                NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Amended Credit Agreement.

   10.5 Amended and Restated Parent Guaranty, dated December 17, 1997, executed by Del Monte Foods Company, with respect to the obligations under the Amended Credit Agreement (the "Restated Parent Guaranty") (incorporated by reference to Exhibit 4.5 to the Exchange Offer Registration Statement)

   10.6 Security Agreement, dated April 18, 1997, between Del Monte Corporation and Del Monte Foods Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.6 to the DMC Registration Statement)

   10.7 Pledge Agreement, dated April 18, 1997, between Del Monte Corporation and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.7 to DMC Registration Statement)

   10.8 Parent Pledge Agreement, dated April 18, 1997, between Del Monte Foods Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.8 to the DMC Registration Statement)

   10.9 Indenture, dated as of April 18, 1997, among Del Monte Corporation, as issuer, Del Monte Foods Company, as guarantor, and Marine Midland Bank, as trustee, relating to the 12 1/4% Senior Subordinated Notes Due 2007 (incorporated by reference to
                Exhibit 4.2 to the DMC Registration Statement)

   10.10 Asset Purchase Agreement, dated as of November 12, 1997, among Nestle USA, Inc., Contadina Services, Inc., Del Monte Corporation and Del Monte Foods Company (the "Asset Purchase Agreement") (incorporated by reference to Exhibit 10.1 to Report on Form 8-K No. 33-36374-01 filed January 5, 1998)

   10.11 Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.1 to the DMC Registration Statement)

   10.12 Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.2 to the DMC Registration Statement)

   10.13        Retention Agreement between Del Monte Corporation and David L.
                Meyers, dated November 1, 1991 (incorporated by reference to
                Exhibit 10.3 to the DMC Registration Statement)

   10.14        Retention Agreement between Del Monte Corporation and Glynn M.
                Phillips, dated October 5, 1994 (incorporated by reference to
                Exhibit 10.4 to the DMC Registration Statement)

   *10.15 Retention Agreement between Del Monte Corporation and Brent D. Bailey, dated January 19, 1998

   10.16 Del Monte Foods Annual Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.8 to the DMC Registration Statement)

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

   10.20 Del Monte Foods Company 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8)

   10.21 Agreement for Information Technology Services between Del Monte Corporation and Electronic Data Systems Corporation, dated November 1, 1992, as amended as of September 1, 1993 and as of September 15, 1993 (incorporated by reference to Exhibit 10.11 to the DMC Registration Statement)

   10.22 Supply Agreement between Del Monte Corporation and Silgan Containers Corporation, dated as of September 3, 1993, as amended (incorporated by reference to Exhibit 10.12 to the DMC Registration Statement)

   10.23 Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-1)

   10.24 Del Monte Foods Company 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 No. 333-48235, filed June 3,
                1998)

   10.25 Employment Agreement and Promissory Note of Richard Wolford (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the "1998 Form 10-K"))

   10.26 Employment Agreement and Promissory Note of Wesley Smith (incorporated by reference to Exhibit 10.26 to the 1998 Form 10-K)

   10.27 Supplemental Indenture, dated as of April 24, 1998, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 No. 333-48235)

   10.28 Supplemental Indenture, dated as of April 24, 1998, between Del Monte Foods Company, as Guarantor, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 No. 333-48235)

   10.29 Amendment and Waiver, dated as of April 16, 1998, to the Amended Credit Agreement and the Restated Parent Guaranty, by Del Monte Corporation and the financial institutions party thereto (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 No. 333-48235)

   10.30 Supplemental Indenture, dated as of December 19, 1997, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, and Marine Midland Bank, as Trustee

   11.1 Statement re Computation of Earnings Per Share (incorporated by reference to Item 8. Financial Statements and Supplementary Date, Footnote 7, to the Annual Report on Form 10-K for the year ended June 30, 1999 contained herein)

  *12.1         Statement re Computation of Ratio of Earnings to Fixed Charges

  *21.1         Subsidiaries of Del Monte Foods Company

  *23.1         Consent of KPMG LLP, Independent Accountants

  *27.1         Financial Data Schedule

* filed herewith