Form 10-Q
period 1999-09-30
DEL MONTE FOODS CO
filed 1999-11-08
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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


        As of October 30, 1999, 52,179,599 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                Consolidated Balance Sheets
                  September 30, 1999 and June 30, 1999                                  1

                Consolidated Statements of Operations
                  Three Months Ended September 30, 1999 and 1998                        2

                Consolidated Statements of Cash Flows
                  Three Months Ended September 30, 1999 and 1998                        3

                Notes to Consolidated Financial Statements                              4


         Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    11

         Item 2.  Changes in Securities                                                11

         Item 3.  Defaults Upon Senior Securities                                      11

         Item 4.  Submission of Matters to a Vote of Security Holders                  11

         Item 5.  Other Information                                                    11

         Item 6.  Exhibits and Reports on Form 8-K                                     11



SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                                  September 30,  June 30,
                                                                                                     1999          1999
                                                                                                 --------------  ---------
                                                                                                   (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                                   $    11        $     7
      Trade accounts receivable, net of allowance                                                     166            138
      Inventories                                                                                     707            343
      Prepaid expenses and other current assets                                                         9             14
                                                                                                  -------        --------
               TOTAL CURRENT ASSETS                                                                   893            502

Property, plant and equipment, net                                                                    312            312
Intangibles                                                                                            43             43
Other assets                                                                                           14             15
                                                                                                  -------        --------
               TOTAL ASSETS                                                                       $ 1,262        $   872
                                                                                                  =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                                       $   444        $   266
      Short-term borrowings                                                                           230             16
      Current portion of long-term debt                                                                32             32
                                                                                                  -------        --------
               TOTAL CURRENT LIABILITIES                                                              706            314

Long-term debt                                                                                        487            496
Other noncurrent liabilities                                                                          180            180

Stockholders' equity (deficit):
      Common stock ($.01 par value per share, 500,000,000 shares authorized;
      issued and outstanding: 52,177,416 at September 30, 1999 and 52,171,537
      at June 30, 1999)                                                                                 1              1
      Paid-in capital                                                                                 399            399
      Retained earnings (deficit)                                                                    (511)          (518)
                                                                                                  -------        --------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (111)          (118)
                                                                                                  -------        --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,262        $   872
                                                                                                  =======        ========

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In Millions, Except Share Data)



                                                        Three Months
                                                           Ended
                                                        September 30,
                                                     ------------------
                                                      1999        1998
                                                     -----       ------
Net sales                                            $ 334       $ 318
Cost of products sold                                  212         218
Selling, administrative and general expenses            94          80
Special charges related to plant consolidation           3           7
Acquisition expense                                     --           1
                                                     -----       ------

   OPERATING INCOME                                     25          12

Interest expense                                        16          21
Other expense                                           --           2
                                                     -----       ------

   INCOME (LOSS) BEFORE INCOME TAXES                     9         (11)

Provision for income taxes                               2          --
                                                     -----       ------

   NET INCOME (LOSS)                                 $   7       $ (11)
                                                     =====       ======


Basic net income (loss) per common share             $0.13       $(0.34)
                                                     =====       ======

Diluted net income (loss) per common share           $0.13       $(0.34)
                                                     =====       ======

                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)

                                                                      Three Months Ended
                                                                          September
                                                                             30,
                                                                      ------------------
                                                                      1999         1998
                                                                     -----        -----
OPERATING ACTIVITIES:
  Net income (loss)                                                  $   7        $ (11)
  Adjustments to reconcile net income (loss) to net cash flows
     (used in) operating activities:
     Depreciation and amortization                                      11           13
     Loss on disposal of assets                                         --            3
  Changes in operating assets and liabilities:
     Accounts receivable                                               (28)         (14)
     Inventories                                                      (364)        (324)
     Prepaid expenses and other current assets                           5            7
     Accounts payable and accrued expenses                             177          173
     Other non-current liabilities                                      --           --
                                                                     -----        -----

       NET CASH USED IN OPERATING ACTIVITIES                          (192)        (153)
                                                                     -----        -----

INVESTING ACTIVITIES:
  Capital expenditures                                                 (10)          (5)
  Acquisition of business                                               --          (32)
                                                                     -----        -----

       NET CASH USED IN INVESTING ACTIVITIES                           (10)         (37)
                                                                     -----        -----

FINANCING ACTIVITIES:
  Short-term borrowings                                                258          256
  Payments on short-term borrowings                                    (44)         (54)
  Principal payments on long-term borrowings                            (8)          (8)
                                                                     -----        -----

       NET CASH PROVIDED BY FINANCING ACTIVITIES                       206          194
                                                                     -----        -----

       NET CHANGE IN CASH AND CASH EQUIVALENTS                           4            4
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  7            7
                                                                     -----        -----
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  11        $  11
                                                                     =====        =====


                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                        (In Millions, Except Share Data)


NOTE 1 -- BASIS OF FINANCIAL STATEMENTS

        Business and Basis of Presentation: Del Monte Foods Company ("Del Monte") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (Del Monte together with DMC, "the Company") operate in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products.

        The accompanying consolidated financial statements at September 30, 1999 and for the three-month periods ended September 30, 1999 and 1998, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1999, and notes thereto, included in the Annual Report on Form 10-K.

        Depreciation and amortization. Depreciation of plant and equipment and leasehold amortization was $10 and $12 for the three months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999 and 1998, $1 and $4 of such depreciation was related to acceleration of depreciation resulting from the effects of adjusting the assets' remaining useful lives to match the period of use prior to plant closure. (The accelerated depreciation is included in the caption "Special charges related to plant consolidation" in the Consolidated Statements of Operations.) Depreciation and amortization also includes $1 of amortization of deferred debt issuance costs for both three-month periods ended September 30, 1999 and 1998.


NOTE 2 -- INVENTORIES

        The major classes of inventory are as follows:

                                             September 30,       June 30,
                                                 1999              1999
                                             -------------       --------
     Finished product                            $648              $219
     Raw materials and supplies                    20                18
     Other, principally packaging material         39               106
                                                 ----              ----
                                                 $707              $343
                                                 ====              ====


        During the three months ended September 30, 1999 and 1998 respectively, and the twelve months ended June 30, 1999, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at September 30, 1999 and June 30, 1999 or on results of operations for the three months ended September 30, 1999 and 1998, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                               September 30, 1999
                        (In Millions, Except Share Data)


NOTE 3 -- EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     THREE MONTHS
                                                                                          ENDED
                                                                                      SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                1999                  1998
                                                                           ------------          ------------
BASIC EARNINGS PER SHARE
Numerator:
    Income (loss) per common share                                         $          7          $        (11)
    Preferred stock dividends                                                        --                    (1)
                                                                           ------------          ------------
    Numerator for basic earnings (loss) per share - income (loss)
        attributable to common shares                                      $          7          $        (12)
                                                                           ============          ============
Denominator:
    Denominator for basic earnings per share - weighted
        average shares                                                       52,174,548            35,495,683

Basic income (loss) per common share                                       $       0.13          $      (0.34)

DILUTED EARNINGS PER SHARE
Numerator:
    Income (loss) per common share                                         $          7          $        (11)
    Preferred stock dividends                                                        --                    (1)
                                                                           ------------          ------------
    Numerator for diluted earnings (loss) per share - income
        (loss) attributable to common shares                               $          7          $        (12)
                                                                           ============          ============

Denominator:
    Denominator for diluted earnings per share - weighted
        average shares                                                       53,564,778            35,495,683

Diluted income (loss) per common share                                     $       0.13          $      (0.34)

        The effect of outstanding options is not included in the computation of diluted earnings per share for the three months ended September 30, 1998 as the result would be antidilutive due to a net operating loss.


NOTE 4 -- PLANT CONSOLIDATION

        In fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company established an accrual of $7 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. No expenditures have been recorded against this accrual as of September 30, 1999. At this time, there have been no significant changes to this plan.


NOTE 5 -- COMPREHENSIVE INCOME

        The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                               September 30, 1999
                        (In Millions, Except Share Data)


NOTE 6 -- INCOME TAXES

        Income tax expense was calculated using an effective tax rate, which is the Company's best estimate of the effective tax rate expected to be applicable for the full year. The rate so determined has been computed taking into consideration the utilization of net operating loss carryforwards and the applicable limitations on their use under the tax laws.


NOTE 7 -- NEW ACCOUNTING STANDARDS

        Effective July 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use.

        In fiscal 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 137) is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently reviewing the effect of adoption of this statement on its financial statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

        Net Sales. Consolidated net sales for the first quarter of fiscal 2000 increased by $16 million, or 5%, compared to the prior year quarter, primarily due to growth in the club and mass merchandisers channel. Total club and mass merchandisers sales increased 58% in the current year quarter compared to the same period in fiscal 1999 due to expanded distribution, WalMart Supercenter new store growth, new products and improved packaging. Vegetable product sales have increased in the current year quarter due to increased promotional effectiveness in the grocery channel and increased sales in the club and mass merchandisers channel. Fruit net sales are relatively flat compared to prior year quarter with an increase in retail sales to club and mass merchandisers partially offset by a decrease in the foodservice channel. The decline in foodservice sales results from continued implementation of the Company's strategy to shift emphasis to sales of higher margin products, expand penetration of high growth distribution channels and reduce emphasis on lower margin commodity items. Tomato product net sales decreased in the current period as compared to prior year quarter due to lower foodservice and food ingredient sales related to the strategic decision to shift emphasis to higher margin products.

        Cost of Products Sold. Cost of products sold as a percent of net sales was 63.5% for the three months ended September 30, 1999 and 68.5% for the prior year quarter. Manufacturing costs are favorable in the current year due to continued cost savings from capital spending initiatives, a favorable sales mix and the absence of a $2 million inventory step-up charge taken during the three months ended September 30, 1998, attributable to the purchase price allocation related to the acquisition of Contadina.

        Selling, Administrative and General Expenses. Selling, administrative and general expenses increased by $14 million versus the same period of the prior year. This increase was due to higher selling and promotion costs associated with higher volumes of retail products and increased marketing spending for fruit consumer programs.

        Special Charges Related to Plant Consolidation. The Company incurred charges representing accelerated depreciation of $1 million during the three months ended September 30, 1999 and $4 million during the three months ended September 30, 1998. This acceleration results from the effects of adjusting the remaining useful lives of certain tomato and fruit processing assets to match the period of use prior to the closures of these plants. Also included in special charges during the current period was approximately $2 million of ongoing fixed costs and other period costs incurred in connection with the plant closures. In the three months ended September 30, 1998, in addition to accelerated depreciation, special charges included $3 million representing the write-down to fair value of assets held for sale related to the closure of the Arlington, Wisconsin plant.

        Interest expense. Interest expense decreased by $5 million compared to the prior year quarter due to lower debt balances than in the prior year. The proceeds of the February 1999 public equity offering were used primarily to repay debt.

        Other expense. Other expense for the quarter ended September 30, 1998 represents expenses of the cancelled public equity offering.

        Provision for Income Taxes. Income tax expense was $2 million for the three months ended September 30, 1999 compared to no tax provision in the three months ended September 30, 1998. This was primarily due to an increase in

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                               September 30, 1999


income before taxes and the impact of the annual limitation under applicable tax laws on the use of net operating loss carryforwards.

        Net income (loss). Net income for the quarter ended September 30, 1999 was $7 million compared to a net loss for the quarter ended September 30, 1998 of $11 million. The increase in income in the current year quarter was primarily due to lower interest expense, lower special charges related to the plant consolidation plan, increased sales of higher margin products and lower cost of products sold due to cost savings from capital spending initiatives. Also contributing to the loss in the quarter ended September 30, 1998 was the inventory step-up cost related to the acquisition of Contadina and costs of the public equity offering that was withdrawn in July 1998.


OTHER PERFORMANCE MEASURES

        Adjusted EBITDA. The Company believes EBITDA, as adjusted, is a measure widely-used by the financial community to evaluate the Company's cash-based operating performance and its ability to provide cash flows to service debt. The Company believes that this measure presents a meaningful measure of operating cash flow (excluding the effects of working capital changes and capital expenditures) by eliminating the effects of one-time charges or credits. Adjusted EBITDA represents EBITDA (income (loss) before income taxes and extraordinary item, and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

        Adjusted EBITDA increased by 23% to $37 million in the current period as compared to $30 million for the three months ended September 30, 1998. For the three months ended September 30, 1999, income before income taxes, plus interest expense was $9 million and was adjusted for special charges and non-cash charges of $12 million. The special charges and non-cash charges consisted of special charges related to plant consolidation of $3 million and depreciation and amortization of $9 million (excluding accelerated depreciation of $1 million and amortization of deferred debt issuance costs of $1 million).

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

        The Company has substantially completed the evaluation, modification and implementation of key systems for Year 2000 compliance. Testing and unforeseen issues resolution will be ongoing through early calendar 2000. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000. Therefore, testing on this equipment and resolution of any unforeseen issues are expected to continue through early calendar 2000. However, substantially all of the Company's embedded systems are Year 2000 compliant as of September 30, 1999.

        The Company expects costs incremental to the Company's base service contract with EDS to total approximately $2 million over the life of the project, which began in fiscal 1998. The Company is funding these costs through operating

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                               September 30, 1999


cash flow. More than $1 million of this $2 million estimate had been incurred as of September 30, 1999. The Company is expensing all costs associated with these system changes as the costs are incurred.

        The Company is continuing to conduct inquiries regarding the Year 2000 compliance programs of its key suppliers and customers and will continue to update its understanding of their Year 2000 programs throughout calendar 1999. No assurance can be given that the Company's suppliers and customers or the Company's own systems will all be Year 2000 compliant. The failure of the Company's suppliers and customers to address the Year 2000 issue adequately, or the failure of any material aspect of the Company's Year 2000 compliance project with respect to its own systems, could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company cannot yet determine.

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

        To finance working capital requirements, the Company relies on its revolving credit facility, which has a maximum availability of $350 million, subject to an asset-based borrowing base. As of September 30, 1999, $230 million was outstanding under the revolving credit facility, compared to $16 million at June 30, 1999. The increase in inventories at September 30, 1999 from June 30, 1999 reflects the seasonal inventory buildup and depletion. The increase in accounts payable and accrued expenses from June 30, 1999 to September 30, 1999 primarily reflects accrued expenses resulting from the peak production period.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                               September 30, 1999


        As of September 30, 1999, the Company's short-term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company is in compliance with all such covenants for the first quarter of fiscal 2000.

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

        Forward-looking statements involve inherent risks and uncertainties. The Company cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; availability of qualified personnel; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; Year 2000 issues; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends; production capacity constraints and other factors referenced in this quarterly report.

        The Company currently anticipates that its sales for the quarter ending December 31, 1999 may be greater than would otherwise have been expected, primarily as a result of Y2K. This increase, which the Company currently believes may be in the range of one to two million cases, will probably result in a similar decrease in sales for the quarter ending March 31, 2000. This estimate is subject to a large number of uncertainties, including the effect of Y2K on customer and consumer behavior both this year and next. This estimate is also subject to the inherent uncertainty in the estimation process.

        Please see the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission on September 7, 1999 for a more detailed discussion of factors that may affect future results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk Management Policies in "Management's Discussion and Analysis of Operations and Financial Condition and Results of Operations" in Del Monte's Annual Report on Form 10-K for the year ended June 30, 1999. As of September 30, 1999, there were no material changes to the information presented.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES



                           PART II. OTHER INFORMATION


        ITEM    1.LEGAL PROCEEDINGS.

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

DEL MONTE FOODS COMPANY

                                               Date:  November  5, 1999

By: /s/ RICHARD G. WOLFORD
   -------------------------------------
            Richard G. Wolford
   President and Chief Executive Officer



By: /s/  DAVID L. MEYERS                       Date:  November  5, 1999
   -------------------------------------
              David L. Meyers
   Executive Vice President, Administration
        and Chief Financial Officer

                                  Exhibit Index

Exhibit
  No.      Description
-------    -----------

(27)       Financial Data Schedule