Form 10-Q
period 1999-12-31
DEL MONTE FOODS CO
filed 2000-02-11
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________


                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)



                          Delaware                                            13-3542950
-------------------------------------------------------------        --------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)


                   ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (415) 247-3000



        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No





           As of January 31, 2000, 52,182,244 shares of Common Stock, par value $.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      December 31, 1999 and June 30, 1999                              1

                   Consolidated Statements of Operations
                      Three and Six Months Ended December 31, 1999 and 1998            2

                   Consolidated Statements of Cash Flows
                      Six Months Ended December 31, 1999 and 1998                      3

                   Notes to Consolidated Financial Statements                          4


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           8

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk         11




PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                                  12

          Item 2.  Changes in Securities                                              12

          Item 3.  Defaults Upon Senior Securities                                    12

          Item 4.  Submission of Matters to a Vote of Security Holders                12

          Item 5.  Other Information                                                  12

          Item 6.  Exhibits and Reports on Form 8-K                                   13



SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                              December 31,    June 30,
                                                                                                 1999           1999
                                                                                              ----------     ---------
                                                                                              (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                              $     10.0     $    6.9
       Trade accounts receivable, net of allowance                                                 159.8        138.0
       Inventories                                                                                 570.9        343.0
       Prepaid expenses and other current assets                                                    11.7         13.6
                                                                                              ----------     --------
                  TOTAL CURRENT ASSETS                                                             752.4        501.5

Property, plant and equipment, net                                                                 322.6        312.5
Intangibles                                                                                         42.5         43.2
Other assets                                                                                        13.6         14.8
                                                                                              ----------     --------
                  TOTAL ASSETS                                                                $  1,131.1     $  872.0
                                                                                              ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                                  $    335.8     $  267.1
       Short-term borrowings                                                                       190.0         15.7
       Current portion of long-term debt                                                            33.5         31.4
                                                                                              ----------     --------
                  TOTAL CURRENT LIABILITIES                                                        559.3        314.2

Long-term debt                                                                                     484.7        496.3
Other noncurrent liabilities                                                                       175.9        179.9

Stockholders' equity (deficit):
       Common stock ($.01 par value per share, 500,000,000 shares authorized; issued and
       outstanding: 52,179,599 at December 31, 1999 and 52,171,537 at June 30, 1999)                 0.5          0.5
       Paid-in capital                                                                             399.3        399.4
       Retained earnings (deficit)                                                                (488.6)      (518.3)
                                                                                              ----------       -------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (88.8)      (118.4)
                                                                                              ----------       -------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,131.1     $  872.0
                                                                                              ==========     =========

                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In Millions, Except Share Data)

                                                        Three Months                 Six Months
                                                          Ended                       Ended
                                                        December 31,                December 31,
                                                    --------------------      -------------------

                                                      1999         1998         1999         1998
                                                     -----        -----        -----        -----

Net sales                                           $ 455.4      $ 427.5      $ 789.1      $ 745.1
Cost of products sold                                 284.5        282.5        496.0        500.3
Selling, administrative and general expenses          117.6        106.8        211.8        187.1
Special charges related to plant consolidation          4.4          5.3          7.4         12.3
Acquisition expense                                      --          0.2           --          0.7
                                                    -------      -------      -------      -------

    OPERATING INCOME                                   48.9         32.7         73.9         44.7

Interest expense                                       18.3         22.4         34.6         43.1
Other expense                                            --           --           --          2.1
                                                    -------      -------      -------      -------

    INCOME (LOSS) BEFORE INCOME TAXES                  30.6         10.3         39.3         (0.5)

Provision for income taxes                              7.8          0.1          9.6          0.1
                                                    -------      -------      -------      -------

    NET INCOME (LOSS)                               $  22.8      $  10.2      $  29.7      $  (0.6)
                                                    =======      =======      =======      =======


Basic net income (loss) per common share            $  0.44      $  0.24      $  0.57      $ (0.10)
                                                    =======      =======      =======      =======

Diluted net income (loss) per common share          $  0.43      $  0.24      $  0.56      $ (0.10)
                                                    =======      =======      =======      =======



                 See Notes to Consolidated Financial Statements

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)

                                                                      Six Months Ended
                                                                        December 31,
                                                                    --------------------
                                                                     1999         1998
                                                                    ------       -------
OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 29.7       $ (0.6)
  Adjustments to reconcile net income (loss) to net cash flows
      (used in) operating activities:
      Depreciation and amortization                                   22.0         25.6
      Loss on disposal of assets                                       1.0          3.5
  Changes in operating assets and liabilities:
      Accounts receivable                                            (21.8)       (20.7)
      Inventories                                                   (227.9)      (195.8)
      Prepaid expenses and other current assets                        1.5          7.7
      Accounts payable and accrued expenses                           68.7         74.5
      Other non-current liabilities                                    2.2          1.5
                                                                    ------       ------

        NET CASH USED IN OPERATING ACTIVITIES                       (124.6)      (104.3)
                                                                    ------       ------

INVESTING ACTIVITIES:
  Capital expenditures                                               (19.9)       (11.4)
  Acquisition of plant                                               (11.0)          --
  Acquisition of business                                               --        (31.8)
  Proceeds from sale of assets                                         0.1          0.3
  Other                                                                 --         (0.1)
                                                                    ------       ------

        NET CASH USED IN INVESTING ACTIVITIES                        (30.8)       (43.0)
                                                                    ------       ------

FINANCING ACTIVITIES:
  Short-term borrowings                                              339.7        324.3
  Payments on short-term borrowings                                 (165.4)      (161.3)
  Principal payments on long-term borrowings                         (15.7)       (18.2)
  Other                                                               (0.1)         0.3
                                                                    ------       ------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    158.5        145.1
                                                                    ------       ------

        NET CHANGE IN CASH AND CASH EQUIVALENTS                        3.1         (2.2)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               6.9          6.9
                                                                    ------       ------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 10.0       $  4.7
                                                                    ======       ======



                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                        (In Millions, Except Share Data)

NOTE 1 -- BASIS OF FINANCIAL STATEMENTS

        Business and Basis of Presentation: Del Monte Foods Company ("Del Monte") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (Del Monte together with DMC, "the Company") operate in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products.

        In the second quarter of fiscal 2000, the financial statements were reformatted to extend dollars in millions out to one decimal place. All prior periods have been conformed to the current presentation. Minor rounding differences may result in prior periods due to this change in presentation.

        The accompanying consolidated financial statements at December 31, 1999 and for the three-month and six-month periods ended December 31, 1999 and 1998, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1999, and notes thereto, included in the Annual Report on Form 10-K.

        Depreciation and amortization: Depreciation and amortization for the three and six months ended December 31, 1999 and 1998 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs including original issue discount and amortization of intangible assets.

                                                         Three Months           Six Months
                                                            Ended                 Ended
                                                         December 31,          December 31,
                                                      -----------------      ----------------

                                                       1999        1998       1999       1998
                                                      ------      -----      -----      -----
Depreciation of plant and equipment and
    leasehold amortization (excluding accelerated
    depreciation)                                      $ 8.2      $ 8.1      $16.4      $16.2
Accelerated depreciation                                 1.7        3.2        3.2        6.7
Amortization of deferred debt issuance costs             0.7        1.0        1.5        1.9
Amortization of intangibles                              0.5        0.7        0.9        0.8
                                                       -----      -----      -----      -----

    Depreciation and amortization                      $11.1      $13.0      $22.0      $25.6
                                                       =====      =====      =====      =====

        Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                December 31, 1999
                        (In Millions, Except Share Data)

NOTE 2 -- INVENTORIES

        The major classes of inventory are as follows:

                                        December 31,  June 30,
                                            1999        1999
                                          --------     ------
Finished product                           $513.0      $219.1
Raw materials and supplies                   12.6        17.7
Other, principally packaging material        45.3       106.2
                                           ------      ------
                                           $570.9      $343.0
                                           ======      ======

        During the three and six months ended December 31, 1999 and 1998 respectively, and the twelve months ended June 30, 1999, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at December 31, 1999 and June 30, 1999, or on results of operations for the three and six months ended December 31, 1999 and 1998, respectively.

NOTE 3 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS                                 SIX MONTHS
                                                                 ENDED                                        ENDED
                                                               DECEMBER 31,                                DECEMBER 31,
                                                         ----------------------------          --------------------------------
                                                             1999                1998               1999                 1998
                                                         --------------      --------------    --------------      --------------
BASIC EARNINGS PER SHARE
Numerator:
     Net income (loss)                                   $         22.8      $         10.2    $         29.7      $         (0.6)
     Preferred stock dividends                                       --                (1.5)                --               (2.9)
                                                         --------------      --------------    --------------      --------------
     Numerator for basic earnings (loss) per share -
         income (loss) attributable to common shares     $         22.8      $          8.7    $         29.7      $         (3.5)
                                                         ==============      ==============    ==============      ==============

Denominator:
     Denominator for basic earnings per share -
         weighted average shares                             52,179,457          35,496,943        52,177,002          35,496,313

Basic income (loss) per common share                     $         0.44      $         0.24    $         0.57      $        (0.10)

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                December 31, 1999
                        (In Millions, Except Share Data)

                                                                    THREE MONTHS                             SIX MONTHS
                                                                      ENDED                                     ENDED
                                                                    DECEMBER 31,                             DECEMBER 31,
                                                         ----------------------------------     ---------------------------------
                                                              1999                1998               1999               1998
                                                         --------------      --------------     --------------     --------------
DILUTED EARNINGS PER SHARE
Numerator:
     Net income (loss)                                   $         22.8      $         10.2    $         29.7      $         (0.6)
     Preferred stock dividends                                       --                (1.5)               --                (2.9)
                                                         --------------      --------------     --------------     --------------
     Numerator for diluted earnings (loss) per share -
         income (loss) attributable to common shares     $         22.8      $          8.7    $         29.7      $         (3.5)
                                                         ==============      ==============    ==============      ==============

Denominator:
     Denominator for diluted earnings per share -
         weighted average shares                             53,147,088          36,597,507        53,360,861          35,496,313

Diluted income (loss) per common share                   $         0.43      $         0.24    $         0.56      $        (0.10)

        For the three months ended December 31, 1999 and 1998 and the six months ended December 31, 1999, differences between the denominator for basic earnings per share and the denominator for diluted earnings per share was due to the effect of dilutive stock options. For the six months ended December 31, 1998, the effect of outstanding stock options was not included in the computation of diluted earnings per share as the result was antidilutive due to a net operating loss.

NOTE 4 -- PLANT CONSOLIDATION

        In fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. At December 31, 1999, a balance of $6.4 remained in this accrual. For the six months ended December 31, 1999, cash expenditure reductions to this accrual totaled $0.1.

NOTE 5 --- COMPREHENSIVE INCOME

        The Company has no items of other comprehensive income in any period presented. Therefore, net income (loss) as presented in the Consolidated Statements of Operations equals comprehensive income.

NOTE 6 -- INCOME TAXES

        Income tax expense was calculated using an effective tax rate, which is the Company's best estimate of the effective tax rate expected to be applicable for the full year. The rate so determined has been computed taking into consideration the utilization of net operating loss carryforwards and the applicable limitations on their use under the tax laws, but excludes consideration of changes to the valuation allowance based on a reassessment of the realizability of the deferred tax assets in future years.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                December 31, 1999
                        (In Millions, Except Share Data)

NOTE 7 -- SUBSEQUENT EVENT

        On January 14, 2000, the Company amended its senior credit agreement with respect to its revolving credit facility (the "Revolver") and term loan facility (Term A Loan and Term B Loan, collectively the "Term Loan"). The amendment provides for additional borrowing capacity (up to $100.0) under either the Revolver or Term B Loan. The amendment also adjusted certain financial covenants to reflect changes in the Company's recent financial performance. The amendment did not change the Revolver's expiration date, the Term Loan maturity dates or the terms of the Pricing Schedule.

NOTE 8 -- NEW ACCOUNTING STANDARDS

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 VS. THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

        Net Sales. Consolidated net sales increased by $27.9 million, or 6.5%, and $44.0 million, or 5.9%, for the three and six months ended December 31, 1999, respectively, compared to the prior year periods, primarily due to new products and packaging and growth in vegetable and fruit product sales in the club and mass merchandisers channel, as well as growth in the retail grocery channel. Total club and mass merchandisers sales increased by approximately 36% and 46% for the three and six months ended December 31, 1999 compared to the same periods in fiscal 1999 due to expanded distribution, WalMart Supercenter new store growth, new products and improved packaging. In addition to growth from new products and packaging, tomato product net sales increased in the current periods as compared to prior year periods due to the impact of price increases on selected retail products and increased sales of certain retail items. The increased vegetable, fruit and tomato product sales were partially offset by decreases in the foodservice channel. The decline in foodservice sales resulted from continued implementation of the Company's strategy to shift emphasis to sales of higher margin products, expand penetration of high growth distribution channels and reduce emphasis on lower margin commodity items.

        Cost of Products Sold. Cost of products sold as a percent of net sales was 62.5% and 62.9% for the three and six months ended December 31, 1999 and 66.1% and 67.1% for the three and six months ended December 31, 1998. Manufacturing costs are favorable in the current year due to continued cost savings from capital spending initiatives and other cost reductions. Also contributing to the decrease in cost of products sold was a favorable sales mix, due in part to the shift away from foodservice sales.

        Selling, Administrative and General Expenses. Selling, administrative and general expenses increased by $10.8 million and $24.7 million for the three and six month periods ended December 31, 1999 versus the same periods of the prior year. For the three and six months ended December 31, 1999, this increase was due to selling and promotion costs associated with higher volumes of retail products, as well as increased marketing spending for consumer programs in the six-month period ended December 31, 1999.

        Special Charges Related to Plant Consolidation. The Company incurred charges representing accelerated depreciation of $1.7 million and $3.2 million during the three and six months ended December 31, 1999 and $3.2 million and $6.7 million during the three and six months ended December 31, 1998. This acceleration results from the effects of adjusting the remaining useful lives of certain tomato and fruit processing assets to match the period of use prior to the closures of these plants. Also included in special charges during the three and six months ended December 31, 1999 were $2.7 million and $4.2 million, respectively, of ongoing fixed costs and other period costs incurred in connection with plant closures compared to $2.1 million and $5.6 million of such costs in the same three and six-month periods of the prior year.

        Interest expense. Interest expense decreased by $4.1 million and $8.5 million for the three and six-month periods ended December 31, 1999, respectively, compared to the prior year due to lower debt balances. These lower debt balances resulted from the application of the proceeds of the February 1999 public equity offering.

        Provision for Income Taxes. Income tax expense increased in the current year due to an increase in income before taxes and the impact of the annual limitation on the use of net operating loss carryforwards under applicable tax laws.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                                December 31, 1999

        The Company's net deferred tax assets are currently fully reserved. Management believes that in the fourth quarter of the current fiscal year, the Company will have established a pattern of profitability such that the Company will be able to realize a portion of its net deferred tax assets. The effect of this realization will result in a credit to income tax expense, and a corresponding increase to net income, of approximately $50 to $60 million in the fourth quarter of the current fiscal year.

        Net income (loss). Net income for the three and six months ended December 31, 1999 was $22.8 million and $29.7 million, respectively, compared to net income of $10.2 million and a net loss of $0.6 million for the three and six months ended December 31, 1998, respectively. The increase in earnings in the current year was primarily due to increased sales and lower cost of products sold due to cost savings from capital spending initiatives, as well as lower interest expense, and lower special charges related to the plant consolidation plan. In addition, prior year earnings were affected by the inventory step-up cost related to acquisitions and costs of the public equity offering that was withdrawn in July 1998.

OTHER PERFORMANCE MEASURES

        Adjusted EBITDA. The Company believes EBITDA, as adjusted, is a measure widely-used by the financial community to evaluate the Company's operating performance without certain non-cash expense items and its ability to provide cash flows to service debt. The Company believes that this measure presents a meaningful measure of operating cash flow (excluding the effects of working capital changes and capital expenditures) by eliminating the effects of one-time charges or credits. Adjusted EBITDA represents EBITDA (income (loss) before income taxes and extraordinary item, and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

        Adjusted EBITDA increased by 31.1% to $62.0 million in the current year quarter as compared to $47.3 million for the three months ended December 31, 1998. For the three months ended December 31, 1999, income before income taxes, plus interest expense was $48.9 million before adjusting for special charges and non-cash charges of $13.1 million. The special charges and non-cash charges consisted of special charges related to plant consolidation of $4.4 million and depreciation and amortization of $8.7 million (excluding accelerated depreciation of $1.7 million and amortization of deferred debt issuance costs and original issue discount of $0.7 million).

        Adjusted EBITDA increased by 27.4% in the current six-month period to $98.6 million as compared to $77.4 million for the six months ended December 31, 1998. For the six months ended December 31, 1999, income before income taxes, plus interest expense was $73.9 million before adjusting for special charges and other one-time and non-cash charges of $24.7 million. The special charges and other one-time and non-cash charges consisted of special charges related to plant consolidation of $7.4 million and depreciation and amortization of $17.3 million (excluding accelerated depreciation of $3.2 million and amortization of deferred debt issuance costs and original issue discount of $1.5 million).

YEAR 2000

        The Company has substantially completed the evaluation, modification and implementation of key information technology ("IT") and non-IT systems for Year 2000 compliance. Testing and unforeseen issues resolution will be ongoing through early calendar 2000. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000. Therefore, testing on this equipment and resolution of any unforeseen issues are expected

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                                December 31, 1999

to continue through early calendar 2000. At this time, the Company has not experienced any material Year 2000 compliance related issues.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility are the Company's primary sources of liquidity.

        The Company's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. The working capital requirements of the Company are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. The Company's historical net sales have exhibited seasonality, with net sales in the first fiscal quarter affected by lower levels of promotional activity, the availability of fresh produce and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Historically, the second and third fiscal quarters reflect increased sales of the Company's products, and related increased cost of products sold and selling and promotional expenses, during the holiday period extending from late November through December, as well as sales associated with the Easter holiday. Quarterly gross profit primarily reflects fluctuations in sales volumes and sales mix.

        The increase in inventories at December 31, 1999 from June 30, 1999 reflects the seasonal inventory buildup and depletion. The increase in accounts payable and accrued expenses from June 30, 1999 to December 31, 1999 primarily reflects accrued expenses resulting from the peak production period.

        To finance working capital requirements, the Company relies on its revolving credit facility, which had a maximum availability of $350.0 million, subject to an asset-based borrowing base. As of December 31, 1999, $190.0 million was outstanding under the revolving credit facility, compared to $15.7 million at June 30, 1999 reflecting the Company's need to finance its seasonal inventory production.

        On January 14, 2000, the Company's credit agreement with respect to its revolving credit facility and its term loan facility, consisting of Term A Loan and Term B Loan, was amended to provide for additional borrowing capacity (up to $100.0 million) under the revolving credit facility and/or Term B Loan.

        As of December 31, 1999, the Company's short-term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is minimum EBITDA (as defined in the agreements). The Company was in compliance with all such covenants for the second quarter of fiscal 2000.

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
                                December 31, 1999

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

        Del Monte had anticipated that sales for the second quarter would be approximately one to two million cases higher than would otherwise have been expected, primarily as a result of Y2K. While it is not possible to say exactly how much of net sales during the quarter were exclusively due to Y2K, the Company believes that one million cases, or approximately $15 million in net sales were a result of Y2K and will likely result in a similar decrease in sales for the third quarter ending March 31, 2000.

        Please see the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission on September 7, 1999 for a more detailed discussion of factors that may affect future results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk Management Policies in "Management's Discussion and Analysis of Operations and Financial Condition and Results of Operations" in Del Monte's Annual Report on Form 10-K for the year ended June 30, 1999. As of December 31, 1999, there were no material changes to the information presented.

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

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Stockholders was held on November 11, 1999 in San Francisco, California. Two matters were submitted to a vote of stockholders: election of three Class II directors to hold office for a 3-year term and ratification of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

        Patrick Foley, Jeffrey A. Shaw and Wesley J. Smith were nominated as Class II directors. 44,212,543 votes were cast for Patrick Foley and 3,610,291 votes were withheld. 47,501,866 votes were cast for Jeffrey A. Shaw and 320,968 votes were withheld. 47,504,477 votes were cast for Wesley J. Smith and 318,357 votes were withheld. The other directors whose term of office as a director continued after the meeting were: Richard W. Boyce, Al Carey, Richard G. Wolford, Denise M. O'Leary, Timothy G. Bruer, Brian E. Haycox, William S. Price III.

        47,811,501 votes were cast in favor of the ratification of KPMG LLP, 5,941 votes were cast against, and 5,392 votes abstained.


ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        (10.1) Second Amended and Restated Credit Agreement, dated as of January 14, 2000, among Del Monte Corporation, various financial institutions, Bank of America, N.A., as Administrative Agent, Bankers Trust Company, as Documentation Agent, and Fleet Business Credit Corporation and General Electric Capital Corporation, an Co-Agents. (Confidential Treatment has been requested as to portions of this Exhibit)

        (10.2) Del Monte Foods Company 1997 Stock Incentive Plan (as Amended October 21, 1999).

        (10.3) Del Monte Foods Company 1998 Stock Incentive Plan (as Amended October 21, 1999).

        (10.4) Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (as Amended October 21,
                1999)

        (10.5) Office Lease dated October 7, 1999 between TMG/One Market, L.P and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant). (Confidential Treatment has been requested as to portions of this Exhibit)

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

DEL MONTE FOODS COMPANY



By:    /s/  RICHARD G. WOLFORD             Date:  February 10, 2000
     -------------------------
          Richard G. Wolford
    President and Chief Executive Officer



By:    /s/  DAVID L. MEYERS                Date:  February 10, 2000
     -------------------------
          David L. Meyers
    Executive Vice President, Administration
         and Chief Financial Officer

                                  EXHIBIT INDEX

       EXHIBIT
         NO.                         DESCRIPTION
         ---                         -----------

        (10.1)  Second Amended and Restated Credit Agreement, dated as of
                January 14, 2000, among Del Monte Corporation, various financial institutions, Bank of America, N.A., as Administrative Agent,
                Bankers Trust Company, as Documentation Agent, and Fleet
                Business Credit Corporation and General Electric Capital
                Corporation, an Co-Agents. (Confidential Treatment has been requested as to portions of this Exhibit)

        (10.2)  Del Monte Foods Company 1997 Stock Incentive Plan (as Amended
                October 21, 1999).

        (10.3)  Del Monte Foods Company 1998 Stock Incentive Plan (as Amended
                October 21, 1999).

        (10.4)  Del Monte Foods Company Non-Employee Director and Independent
                Contractor 1997 Stock Incentive Plan (as Amended October 21,
                1999)

        (10.5) Office Lease dated October 7, 1999 between TMG/One Market, L.P and Crossmarket, LLC (Landlord) and Del Monte Corporation
                (Tenant). (Confidential Treatment has been requested as to portions of this Exhibit)

        (27)    Financial Data Schedule