Form 10-Q
period 2000-03-31
DEL MONTE FOODS CO
filed 2000-05-11
CIK 866873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER 33-36374-01



                             DEL MONTE FOODS COMPANY
             (Exact name of registrant as specified in its charter)



            Delaware                                      13-3542950
--------------------------------               ---------------------------------
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


            As of April 30, 2000, 52,219,792 shares of Common Stock,
                  par value $0.01 per share, were outstanding.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                Consolidated Balance Sheets
                  March 31, 2000 and June 30, 1999                                      1

                Consolidated Statements of Operations
                  Three and Nine Months Ended March 31, 2000 and 1999                   2

                Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 2000 and 1999                             3

                Notes to Consolidated Financial Statements                              4


         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           12


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    13

         Item 2.  Changes in Securities                                                13

         Item 3.  Defaults Upon Senior Securities                                      13

         Item 4.  Submission of Matters to a Vote of Security Holders                  13

         Item 5.  Other Information                                                    13

         Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Millions, Except Share Data)

                                                                                  March 31,      June 30,
                                                                                    2000           1999
                                                                                  --------       --------
                                                                                 (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                   $    6.0       $    6.9
      Trade accounts receivable, net of allowance                                    148.0          139.0
      Inventories                                                                    476.1          343.0
      Prepaid expenses and other current assets                                       12.5           12.6
                                                                                  --------       --------
               TOTAL CURRENT ASSETS                                                  642.6          501.5

Property, plant and equipment, net                                                   325.8          312.5
Intangibles                                                                           42.0           43.2
Other assets                                                                          12.9           14.8
                                                                                  --------       --------
               TOTAL ASSETS                                                       $1,023.3       $  872.0
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                       $  277.8       $  267.1
      Short-term borrowings                                                          172.0           15.7
      Current portion of long-term debt                                               34.5           31.4
                                                                                  --------       --------
               TOTAL CURRENT LIABILITIES                                             484.3          314.2

Long-term debt                                                                       445.4          496.3
Other noncurrent liabilities                                                         172.8          179.9
                                                                                  --------       --------
               TOTAL LIABILITIES                                                   1,102.5          990.4
                                                                                  --------       --------

Stockholders' equity (deficit):
      Common stock ($.01 par value per share, 500,000,000 shares authorized;
      issued and outstanding: 52,217,182 at March 31, 2000 and 52,171,537 at           0.5            0.5
      June 30, 1999)
      Paid-in capital                                                                399.6          399.4
      Retained earnings (deficit)                                                   (479.3)        (518.3)
                                                                                  --------       --------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (79.2)        (118.4)
                                                                                  --------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,023.3       $  872.0
                                                                                  ========       ========



                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In Millions, Except Share Data)


                                                         Three Months                Nine Months
                                                             Ended                       Ended
                                                           March 31,                   March 31,
                                                    ----------------------     ------------------------
                                                      2000          1999         2000           1999
                                                    ---------    ---------     ---------      ---------
Net sales                                           $   353.3    $   389.5     $ 1,142.4      $ 1,134.6
Cost of products sold                                   224.3        254.9         720.3          755.2
Selling, administrative and general expenses             92.6        100.3         304.4          287.4
Special charges related to plant consolidation            2.4          2.5           9.8           14.8
Acquisition expense                                        --          0.2            --            0.9
                                                    ---------    ---------     ---------      ---------

   OPERATING INCOME                                      34.0         31.6         107.9           76.3

Interest expense                                         16.6         19.6          51.2           62.7
Other expense (income)                                    0.2         (0.2)          0.2            1.9
                                                    ---------    ---------     ---------      ---------

   INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                                 17.2         12.2          56.5           11.7

Provision for income taxes                                4.0          0.1          13.6            0.2
                                                    ---------    ---------     ---------      ---------

   INCOME BEFORE EXTRAORDINARY ITEM                      13.2         12.1          42.9           11.5


Extraordinary loss from early debt retirement,
   net of tax benefit                                     3.9         19.2           3.9           19.2
                                                    ---------    ---------     ---------      ---------

   NET INCOME (LOSS)                                $     9.3    $    (7.1)    $    39.0      $    (7.7)
                                                    =========    =========     =========      =========


Basic net income (loss) per common share            $    0.18    $   (0.17)    $    0.75      $   (0.29)
                                                    =========    =========     =========      =========

Diluted net income (loss) per common share          $    0.18    $   (0.17)    $    0.73      $   (0.29)
                                                    =========    =========     =========      =========



                 See Notes to Consolidated Financial Statements

                           DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In Millions)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                      2000          1999
                                                                    -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                                                 $  39.0       $  (7.7)
  Adjustments to reconcile net income (loss) to net cash flows
     (used in) operating activities:
     Depreciation and amortization                                     30.4          36.0
     Extraordinary loss from early retirement of debt                   3.9          19.2
     Loss on disposal of assets                                         0.8           4.2
  Changes in operating assets and liabilities:
     Accounts receivable                                               (9.0)        (42.1)
     Inventories                                                     (133.1)        (65.0)
     Prepaid expenses and other assets                                 (0.5)         10.1
     Accounts payable and accrued expenses                             12.0          47.7
     Other non-current liabilities                                     (0.9)          0.6
                                                                    -------       -------

       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (57.4)          3.0
                                                                    -------       -------

INVESTING ACTIVITIES:
  Capital expenditures                                                (31.6)        (29.3)
  Acquisition of plant                                                (11.0)           --
  Acquisition of business                                                --         (31.8)
  Proceeds from sale of assets                                          1.6           0.4
                                                                    -------       -------

       NET CASH USED IN INVESTING ACTIVITIES                          (41.0)        (60.7)
                                                                    -------       -------

FINANCING ACTIVITIES:
  Short-term borrowings                                               424.2         434.5
  Payments on short-term borrowings                                  (267.9)       (357.9)
  Principal payments on long-term borrowings                          (54.5)       (190.4)
  Deferred debt issuance costs                                         (0.8)           --
  Prepayment premium                                                   (3.7)        (13.7)
  Preferred stock redemption                                             --         (35.0)
  Preferred stock dividends                                              --         (10.0)
  Proceeds of public equity offering                                     --         250.0
  Equity offering costs                                                  --         (20.2)
  Issuance of common stock                                              0.2            --
  Other                                                                  --           0.3
                                                                    -------       -------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                       97.5          57.6
                                                                    -------       -------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                         (0.9)         (0.1)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 6.9           6.9
                                                                    -------       -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   6.0       $   6.8
                                                                    =======       =======



                 See Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                        (In Millions, Except Share Data)



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

        The accompanying consolidated financial statements at March 31, 2000 and for the three-month and nine-month periods ended March 31, 2000 and 1999, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1999, and notes thereto, included in the Annual Report on Form 10-K.

         Depreciation and amortization: Depreciation and amortization for the three and nine months ended March 31, 2000 and 1999 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs including original issue discount and amortization of intangible assets.

                                                       Three Months          Nine Months
                                                           Ended                Ended
                                                         March 31,             March 31,
                                                      ---------------      ----------------
                                                      2000      1999        2000      1999
                                                      -----     -----      -----      -----
Depreciation of plant and equipment and
   leasehold amortization (excluding accelerated
depreciation)                                         $ 6.7     $ 8.0      $23.1      $24.2
Accelerated depreciation                                0.5       1.4        3.7        8.1
Amortization of deferred debt issuance costs            0.7       0.7        2.2        2.6
Amortization of intangibles                             0.5       0.3        1.4        1.1
                                                      -----     -----      -----      -----

   Depreciation and amortization                      $ 8.4     $10.4      $30.4      $36.0
                                                      =====     =====      =====      =====

         Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 March 31, 2000
                        (In Millions, Except Share Data)



NOTE 2 -- INVENTORIES

        The major classes of inventory are as follows:

                                           March 31,    June 30,
                                             2000         1999
                                           -------      -------
Finished product                           $ 384.3      $ 219.1
Raw materials and supplies                    13.5         17.7
Other, principally packaging material         78.3        106.2
                                           -------      -------
                                           $ 476.1      $ 343.0
                                           =======      =======


        During the three and nine months ended March 31, 2000 and 1999 respectively, and the twelve months ended June 30, 1999, inflation had a minimal impact on production costs. As a result, the effect of accounting for these inventories by the LIFO method has had no material effect on inventories at March 31, 2000 and June 30, 1999, or on results of operations for the three and nine months ended March 31, 2000 and 1999, respectively.


NOTE 3 -- EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS                           NINE MONTHS
                                                                     ENDED                                 ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                       ---------------------------------     ---------------------------------
                                                            2000               1999               2000               1999
                                                       --------------     --------------     --------------     --------------
BASIC EARNINGS PER SHARE
Numerator:
    Net income before extraordinary item               $         13.2     $         12.1     $         42.9     $         11.5
    Preferred stock dividends                                      --               (0.6)                --               (3.6)
    Extraordinary item, net of tax benefit                       (3.9)             (19.2)              (3.9)             (19.2)
                                                       --------------     --------------     --------------     --------------
    Numerator for basic earnings (loss) per share -
        income (loss) attributable to common shares    $          9.3     $         (7.7)    $         39.0     $        (11.3)
                                                       ==============     ==============     ==============     ==============

Denominator:
    Denominator for basic earnings per share -
        weighted average shares                            52,197,397         44,757,090         52,183,751         38,583,239

Basic income per common share before
    extraordinary item                                 $         0.25     $         0.26     $         0.82     $         0.20
Extraordinary loss per common share                             (0.07)             (0.43)             (0.07)             (0.49)
                                                       --------------     --------------     --------------     --------------
Basic income (loss) per common share                   $         0.18     $        (0.17)    $         0.75     $        (0.29)
                                                       ==============     ==============     ==============     ==============

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 March 31, 2000
                        (In Millions, Except Share Data)



                                                                   THREE MONTHS                          NINE MONTHS
                                                                      ENDED                                  ENDED
                                                                     MARCH 31,                             MARCH 31,
                                                              2000               1999               2000               1999
                                                         --------------     --------------     --------------     --------------
DILUTED EARNINGS PER SHARE
Numerator:
    Net income before extraordinary item                 $         13.2     $         12.1     $         42.9     $         11.5
    Preferred stock dividends                                        --               (0.6)                --               (3.6)
    Extraordinary item, net of tax benefit                         (3.9)             (19.2)              (3.9)             (19.2)
                                                         --------------     --------------     --------------     --------------
    Numerator for diluted earnings (loss) per share -
       income (loss) attributable to common shares       $          9.3     $         (7.7)    $         39.0     $        (11.3)
                                                         ==============     ==============     ==============     ==============


Denominator:
    Denominator for diluted earnings per share -
        weighted average shares                              53,004,443         44,757,090         53,147,206         38,583,239

Diluted income per common share before
    extraordinary item                                   $         0.25     $         0.26     $         0.80     $         0.20
Extraordinary loss per common share                               (0.07)             (0.43)             (0.07)             (0.49)
                                                         --------------     --------------     --------------     --------------
Diluted income (loss) per common share                   $         0.18     $        (0.17)    $         0.73     $        (0.29)
                                                         ==============     ==============     ==============     ==============

        For the three months and nine months ended March 31, 2000, differences between the denominator for basic earnings per share and the denominator for diluted earnings per share was due to the effect of dilutive stock options. For the three and nine months ended March 31, 1999, the effect of outstanding stock options was not included in the computation of diluted earnings per share as the result was antidilutive due to a net operating loss.


NOTE 4 -- PLANT CONSOLIDATION

        In fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, the Company established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for employees to be terminated. At March 31, 2000, a balance of $4.8 remained in this accrual. For the nine months ended March 31, 2000, cash expenditure reductions to this accrual totaled $1.8.


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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 March 31, 2000
                        (In Millions, Except Share Data)



NOTE 7 -- LONG-TERM DEBT

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

        The amendment allowed the prepayment of up to $35.0 of senior subordinated notes. During February 2000, the Company repurchased $31.0 of these notes. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 ($3.9 net of tax benefit of $1.3) was recorded. This extraordinary loss consisted of $3.7 of prepayment premiums and a $1.5 write-off of capitalized deferred debt issue costs and original issue discount.


NOTE 8 -- NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

        Effective July 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance with respect to the recognition, measurement and disclosure of costs of computer software developed or obtained for internal use.

Recently Issued Accounting Pronouncements

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

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2000 VS. THREE AND NINE MONTHS ENDED MARCH 31, 1999

        Net Sales. Consolidated net sales decreased by $36.2 million, or 9.3% for the three months ended March 31, 2000 compared to the prior year period, primarily due to a decline in foodservice sales and the impact of Y2K purchasing prior to January 1, 2000. The decline in foodservice sales resulted from continued implementation of the Company's strategy to shift emphasis to sales of higher margin products, expand penetration of high growth distribution channels and reduce emphasis on lower margin commodity items. In addition, the Company believes that Y2K altered normal buying patterns. The Company believes that consumers increased pantry loading throughout the fall resulting in third quarter category sales declines based on ACNeilsen consumer data. The Company also believes that some sales prior to calendar year-end were due to customers building inventories to prepare for any unforeseen Y2K problems. However, no significant Y2K problems were experienced. The decrease in consumption combined with higher than normal customer inventories resulted in reduced sales in the quarter. The declines due to foodservice and Y2K were somewhat offset by growth from new products. For the 13-week period ended April 1, 2000, Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 21.9%, 35.3% and 17.6%, respectively, versus 18.6%, 33.5% and 17.3%, respectively, in the previous year period.

        Consolidated net sales increased by $7.8 million, or less than 1%, for the nine months ended March 31, 2000, compared to the prior year periods. Significant growth was experienced in core products and new products and packaging in the club and mass merchandisers channel, together with core product growth in the retail grocery channel. These increases were offset in part by a planned decrease in foodservice sales. For the nine-month period in the current year, Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 22.5%, 33.1% and 17.1%, respectively, versus 21.1%, 32.7% and 16.5%, respectively, in the previous year period.

        Cost of Products Sold. Cost of products sold as a percent of net sales was 63.5% and 63.1% for the three and nine months ended March 31, 2000 and 65.4% and 66.6% for the three and nine months ended March 31, 1999. Manufacturing costs are favorable in the current year due to continued cost savings from capital spending initiatives and other cost reductions. Also contributing to the decrease in cost of products sold as a percent of net sales was a favorable sales mix, due in part to the shift away from lower margin foodservice sales.

        Selling, Administrative and General Expenses. Selling, administrative and general expenses decreased by $7.7 million for the three-month period ended March 31, 2000 versus the three-month period ended March 31, 1999. This decrease was primarily due to lower volumes of retail products.

        Selling, administrative and general expenses increased by $17.0 million for the nine-month period ended March 31, 2000 versus the same period of the prior year. This increase was due to selling and promotion costs associated with higher volumes of retail products on a year-to-date basis, as well as increased marketing spending for consumer programs in the nine-month period ended March 31, 2000.

        Special Charges Related to Plant Consolidation. The Company incurred charges representing accelerated depreciation of $0.5 million and $3.7 million during the three and nine months ended March 31, 2000 and $1.4 million and $8.1 million during the three and nine months ended March 31, 1999. This acceleration results from the effects of adjusting the remaining useful lives of certain tomato and fruit processing plant assets to match the period of use prior to the closures of these plants. With the December 1999 closure of the San Jose, California plant, accelerated depreciation

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000



has decreased significantly in the current year. Also included in special charges during the three and nine months ended March 31, 2000 were $1.9 million and $6.1 million, respectively, of ongoing fixed costs and other period costs incurred in connection with plant closures compared to $1.1 million and $6.7 million of such costs in the same three and nine-month periods of the prior year.

        Interest expense. Interest expense decreased by $3.0 million and $11.5 million for the three and nine-month periods ended March 31, 2000, respectively, compared to the prior year due to lower debt balances. These lower debt balances resulted from the application of the proceeds of the February 1999 public equity offering. Interest expense has also decreased due to the repurchase of $31.0 million of 12 1/4% notes in February 2000 through the use of funds that carry a lower interest rate.

        Income before income taxes and extraordinary item. Income before income taxes and extraordinary item for the three and nine months ended March 31, 2000 was $17.2 million and $56.5 million, respectively, compared to income before income taxes and extraordinary item of $12.2 million and $11.7 million for the three and nine months ended March 31, 1999, respectively. The increase in earnings in the current year was primarily due to a favorable sales mix and lower cost of products sold due to cost savings from capital spending initiatives, as well as lower interest expense, and lower special charges related to the plant consolidation plan. In addition, prior year earnings were affected by the inventory step-up cost related to acquisitions and costs of the public equity offering that was withdrawn in July 1998.

        Provision for Income Taxes. Income tax expense increased in the current year due to an increase in income before taxes and the impact of the annual limitation on the use of net operating loss carryforwards under applicable tax laws.

        The Company's net deferred tax assets are currently fully reserved. Management believes that in the fourth quarter of the current fiscal year, the Company will have established a pattern of profitability such that the Company will be able to realize a portion of its net deferred tax assets. The effect of this realization will result in a credit to income tax expense, and a corresponding increase to net income, currently estimated at approximately $50 to $60 million in the fourth quarter of the current fiscal year.

        Extraordinary Item. In February 2000, the Company repurchased a portion of the senior subordinated notes. In conjunction with this early debt retirement, $3.7 million of prepayment premiums were incurred and $1.5 million of previously capitalized debt issue costs and original issue discount were written-off, resulting in an extraordinary item charge of $5.2 million ($3.9 million net of tax benefit of $1.3 million). In fiscal 1999, proceeds of the February 1999 public equity offering were used to redeem preferred stock and a portion of the outstanding subordinated notes and to repay senior debt. The extraordinary item charge in fiscal 1999 consisted of the write-off of $5.5 million of previously capitalized debt issue costs related to the redeemed notes and early debt retirement and $13.7 million of redemption premiums.


OTHER PERFORMANCE MEASURES

        Adjusted EBITDA. The Company believes EBITDA, as adjusted, is a measure widely-used by the financial community to evaluate the Company's operating performance without certain non-cash expense items and its ability to provide cash flows to service debt. The Company believes that this measure presents a meaningful measure of operating cash flow (excluding the effects of working capital changes and capital expenditures) by eliminating the effects of one-time charges or credits. Adjusted EBITDA represents EBITDA (income before income taxes and extraordinary item, and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000



        Adjusted EBITDA increased by 1.4% to $43.4 million in the current year quarter as compared to $42.8 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, income before income taxes and extraordinary item, plus interest expense was $33.8 million before adjusting for special charges and non-cash charges of $9.6 million. The special charges and non-cash charges consisted of special charges related to plant consolidation of $2.4 million and depreciation and amortization of $7.2 million (excluding accelerated depreciation of $0.5 million and amortization of deferred debt issuance costs and original issue discount of $0.7 million).

        Adjusted EBITDA increased by 18.1% in the current nine-month period to $142.0 million as compared to $120.2 million for the nine months ended March 31, 1999. For the nine months ended March 31, 2000, income before income taxes and extraordinary item, plus interest expense was $107.7 million before adjusting for special charges and other one-time and non-cash charges of $34.3 million. The special charges and other one-time and non-cash charges consisted of special charges related to plant consolidation of $9.8 million and depreciation and amortization of $24.5 million (excluding accelerated depreciation of $3.7 million and amortization of deferred debt issuance costs and original issue discount of $2.2 million).


YEAR 2000

        The Company completed the evaluation, modification and implementation of key information technology ("IT") and non-IT systems for Year 2000 compliance in calendar 1999. Testing and unforeseen issues resolution will be ongoing through early calendar 2000. Due to the Company's production cycle, most non-IT equipment will not be in full use until mid-calendar 2000. Therefore, testing on this equipment and resolution of any unforeseen issues are expected to continue through early calendar 2000. At this time, the Company has not experienced any material Year 2000 compliance related issues.


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

        The increase in inventories at March 31, 2000 from June 30, 1999 reflects the seasonal inventory buildup and depletion. The increase in accounts payable and accrued expenses from June 30, 1999 to March 31, 2000 primarily reflects accrued expenses resulting from the peak production period.

        To finance working capital requirements, the Company relies on its revolving credit facility, which had a maximum availability of $350.0 million, subject to an asset-based borrowing base. As of March 31, 2000, $172.0 million was

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000



outstanding under the revolving credit facility, compared to $15.7 million at June 30, 1999 reflecting the Company's need to finance its seasonal inventory production and the recent early retirement of debt.

        On January 14, 2000, the Company's credit agreement with respect to its revolving credit facility and its term loan facility, consisting of Term A Loan and Term B Loan, was amended to provide for additional borrowing capacity (up to $100.0 million) under the revolving credit facility and/or Term B Loan. As of March 31, 2000, none of this additional capacity had been utilized. The amendment also allowed the prepayment of up to $35.0 million of senior notes. During February 2000, the Company repurchased $31.0 million of these notes.
In conjunction with this early debt prepayment, an extraordinary loss of $5.2 million was recorded ($3.9 million net of tax benefit of $1.3 million). This extraordinary loss consisted of $3.7 million of prepayment premiums and a $1.5 million write-off of capitalized deferred debt issue costs and original issue discount.

        As of March 31, 2000, the Company's short-term borrowings and long term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt"). The Debt agreements contain restrictive covenants, the most restrictive of which currently is the fixed charge ratio. The Company was in compliance with all such covenants for the third quarter of fiscal 2000.


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

      Forward-looking statements involve inherent risks and uncertainties. The Company cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; availability of qualified personnel; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; Year 2000 issues; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends, including without limitation, retailer consolidation; production capacity constraints and other factors referenced in this quarterly report.

        Del Monte had anticipated that sales for the second quarter would be approximately one to two million cases higher than would otherwise have been expected, primarily as a result of Y2K. The Company now believes that 1.5 to 2.0 million cases were shifted to the first half of fiscal 2000, which resulted in a corresponding decrease in net sales for the third quarter ended March 31, 2000.

      Please see the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission on September 7, 1999 for a more detailed discussion of factors that may affect future results.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk Management Policies in "Management's Discussion and Analysis of Operations and Financial Condition and Results of Operations" in Del Monte's Annual Report on Form 10-K for the year ended June 30, 1999. As of March 31, 2000, there were no material changes to the information presented.

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

DEL MONTE FOODS COMPANY





By: /s/  RICHARD G. WOLFORD                    Date:  May 10, 2000
    ----------------------------------
            Richard G. Wolford
   President and Chief Executive Officer



By: /s/  DAVID L. MEYERS                       Date:  May 10, 2000
    -----------------------------------
              David L. Meyers
 Executive Vice President, Administration
        and Chief Financial Officer

                             EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

  27                          Financial Data Schedule