Form 10-K
period 2000-06-30
DEL MONTE FOODS CO
filed 2000-09-08
CIK 866873

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER 33-36374-01

                            DEL MONTE FOODS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3542950
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    ONE MARKET, SAN FRANCISCO, CALIFORNIA                          94105
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 247-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         COMMON STOCK, PAR VALUE $.01                     NEW YORK STOCK EXCHANGE
                                                              PACIFIC EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2000, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $378,619,766.

     The number of shares outstanding of Common Stock, par value $0.01, as of close of business on July 31, 2000 was 52,223,416.

     The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on November 15, 2000 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used throughout this Annual Report, unless the context otherwise requires, "DMFC" means Del Monte Foods Company, and "Del Monte" or "the Company" means DMFC and its consolidated subsidiaries. "DMC" means Del Monte Corporation, a wholly owned subsidiary of Del Monte. The "Contadina Acquisition" means Del Monte's acquisition of assets comprising Nestle USA, Inc.'s ("Nestle") U.S. business of manufacturing and marketing certain canned tomato products ("Contadina"). The "South America Acquisition" means Del Monte's reacquisition of the rights to the Del Monte brand in South America from Nabisco, Inc. and the purchase of Nabisco's canned vegetable and tomato business in Venezuela. Del Monte's fiscal year ends on June 30, and its fiscal quarters typically end on the last Sunday of September, December and March. Unless otherwise indicated, references herein to U.S. market share data are to case volume sold through retail grocery stores (excluding warehouse clubs) with at least $2.0 million in sales and are based upon data provided to Del Monte by A.C. Nielsen & Co ("ACNielsen"), an independent market research firm. Market share data for canned vegetables and solid tomato products include only those categories in which Del Monte competes. Such data for canned fruit include those categories in which Del Monte competes other than the "specialty" category, which is an insignificant portion of Del Monte's operations and the pineapple category. See
"Business -- General." With respect to market share data used herein, the term fiscal 2000 refers to the 52-week period ended July 1, 2000.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The predecessor of Del Monte was originally incorporated in 1916 and remained a publicly-traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. ("RJR Nabisco"). In December 1989, RJR Nabisco sold Del Monte's fresh produce operations ("Fresh Del Monte") to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco for $1.5 billion ("RJR Nabisco Sale"). Following this sale, Del Monte divested several of its non-core businesses and all of its foreign operations. In April 1997, Del Monte was recapitalized with an equity infusion from TPG Partners, L.P. ("TPG"), its affiliates and other investors. In February 1999, Del Monte again became a publicly-traded company.

     Del Monte manufactures and distributes premium quality, nutritious food products under Del Monte, Contadina and other brand names. Del Monte operates in one industry segment: processed foods. Del Monte is the largest producer and distributor of canned vegetables and canned fruit in the United States, with net sales of $1.5 billion in fiscal 2000. The Del Monte brand was introduced in 1892, and management believes it is the best known brand among canned food products in the United States. Del Monte brand products are found in most national grocery chains and independent grocery stores throughout the United States. As the brand leader in three major processed food categories (canned vegetables, fruit and solid tomato products), Del Monte has a full-line multi-category presence that management believes provides it with a substantial competitive advantage in selling to the retail grocery industry. The Contadina Acquisition contributed another established brand and has positioned Del Monte as the branded market leader in the high margin canned solid tomato products category and has established a strong presence for Del Monte in the branded paste-based tomato products category. See "-- Company Products."

     Del Monte's primary domestic channel of distribution is retail outlets, which accounted for approximately $1.2 billion (or 80.7%) of Del Monte's fiscal 2000 sales. In fiscal 2000, Del Monte had market shares of 23.7% of all canned vegetable products, 44.2% of all canned major fruit products and 17.5% of all canned solid tomato products in the United States. Del Monte's market share in each of the categories of vegetables, fruit and solid tomato products in which it competes is larger than the market share of any other branded competitor.

     Del Monte sells its products primarily through national grocery chains and independent grocery stores nationwide. Although Del Monte's product is currently sold primarily through grocery stores, Del Monte also sells its products through the fastest growing channel of distribution. This channel includes warehouse club stores and mass merchandisers, such as Wal-Mart and Costco, and larger merchandising outlets that include full grocery sections, such as Wal-Mart Supercenters and Kmart's Super Ks. In addition, Del Monte sells its products to the foodservice industry, food processors, the U.S. military and in certain export markets. See "-- Sales, Marketing and Distribution."

     Del Monte operates 14 production facilities in California, the Midwest, Washington and Texas, as well as six strategically located distribution centers. Del Monte has over 2,500 contracts to purchase vegetables and fruit from individual growers and cooperatives located in various geographic regions of the United States, principally California, the Midwest, the Northwest and Texas. This diversity of sourcing helps insulate Del Monte from localized disruptions during the growing season, such as weather conditions, that can affect the price and supply of vegetables, fruit and tomatoes. See "-- Supply and Production."

     Del Monte owns a number of registered and unregistered trademarks that it uses in conjunction with its business, including the trademarks Del Monte, Contadina, Fruit Cup, Snack Cups, Fruit Naturals, Orchard Select, FruitRageous, Fruit Pleasures, Can Do and Del Monte Lite. In connection with and subsequent to the RJR Nabisco Sale, Del Monte granted various perpetual, exclusive royalty-free licenses for the use of the Del Monte name and trademark, as well as the use of certain copyrights, patents and trade secrets, generally outside of the United States. The licensees of the Del Monte name and trademark include Fresh Del Monte Produce N.V. (which succeeded to Polly Peck as the owner of Del Monte's former fresh produce operations), Del Monte Royal Foods, Kikkoman Corporation, Nabisco Canada, and Premier Valley Foods with respect to which Del Monte owns 20% of the common stock. See "-- Intellectual Property."

     Del Monte was recapitalized in April 1997. In that transaction Texas Pacific Group, a private investment group, obtained a controlling interest in Del Monte. Under a new senior management team introduced in connection with the recapitalization, Del Monte began implementing a new strategy to increase its sales and margins. This strategy includes: (1) increasing market share and household penetration of Del Monte's existing high margin products; (2) introducing new products and new forms of packaging such as glass and plastic;
(3) increasing penetration of high growth distribution channels, such as supercenters, mass merchandisers and warehouse clubs; (4) achieving cost savings through operating efficiencies, plant consolidations and investments in new and upgraded equipment; and (5) completing strategic acquisitions.

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

RECENT DEVELOPMENTS

     Credit Agreement Amendment and Debt Repayment. On January 14, 2000, the Company amended its senior credit agreement with respect to its revolving credit facility (the "Revolver") and term loan facility (Term A Loan and Term B Loan, collectively the "Term Loan"). The amendment provided for additional borrowing capacity (up to $100.0 million) under either the Revolver or Term B Loan. Under this provision, the Company increased its Term B borrowings by $100.0 million in August 2000. The proceeds of this borrowing were used to reduce the Revolver balance. The amendment also adjusted certain financial covenants to reflect changes in the Company's recent financial performance. The amendment did not change the Revolver's expiration date, the Term Loan maturity dates or the terms of the pricing schedule.

     The amendment allowed the prepayment of up to $35.0 million of senior subordinated notes. During February 2000, the Company repurchased $31.0 million of 12 1/4% notes through the use of funds that carry a lower interest rate. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax benefit of $0.9 million) was recorded, consisting of prepayment premiums and a write-off of capitalized deferred debt issue costs and original issue discount.

THE INDUSTRY

     Del Monte believes that the domestic canned food industry is relatively stable. Within the industry, however, Del Monte believes that certain categories have been experiencing substantial growth by responding to changing consumer needs. Over the last ten years, the industry has experienced rationalization as competitors have disposed of non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. Del Monte also believes that sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category management and the continuous replenishment program. Food companies with category leadership positions and strong retail relationships appear to have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

     Branded food manufacturers typically lead pricing and innovation in the canned food categories in which Del Monte competes. Based on statistical information compiled by ACNielsen, however, private label products generally have the largest market shares in the vegetable and solid tomato categories. The aggregate market share of the private label segment has remained relatively stable over the past several years in each of Del Monte's principal product categories. Del Monte believes that the private label segment has historically been fragmented among regional vegetable and tomato producers seeking to compete principally based on price. For the 52 weeks ended July 1, 2000, private label products as a group represented 42.8%, 38.8% and 32.0% of canned vegetable, major fruit and solid tomato product sales, respectively.

COMPANY PRODUCTS

     Del Monte has a full-line, multi-category presence with products in three major processed food categories: canned vegetables, canned fruit and canned tomato products.

  Vegetables

     Based on internal estimates using data compiled by ACNielsen from various industry and other sources, Del Monte believes that the canned vegetable industry in the United States generated more than $3.3 billion in sales in fiscal 2000. Del Monte believes that the domestic canned vegetable industry is a mature category characterized by high household penetration.

     Del Monte views the canned retail vegetable market as consisting of two distinct categories: core vegetables and specialty products. The Company competes in each of these categories. Del Monte believes that these categories generated industry sales of more than $1.5 billion in fiscal 2000. The core category represents the largest volume category, accounting for $1.1 billion or approximately 72% of fiscal 2000 canned vegetable supermarket case sales (excluding pickles and tomato products). Del Monte's entries in the core category include cut green beans and French-style green beans, as well as whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots and potatoes. The specialty category, which includes asparagus, lima beans, wax beans, zucchini and a variety of corn offerings, represented $307 million or approximately 21% of fiscal 2000 canned vegetable supermarket case sales. Many of Del Monte's specialty vegetable products are enhanced with flavors and seasonings, such as Del Monte's zucchini in tomato sauce and its Fiesta corn, which is made with red and green peppers. Del Monte's specialty vegetables are priced at a premium to its other vegetable products and carry higher margins. Del Monte offers a no-salt product line across most of its core varieties. All of Del Monte's vegetable products are offered to the retail market principally in 14 - 15 oz. sizes, as well as in smaller can sizes known as buffet products. Del Monte produces six or eight can multi-packs, primarily for its club store customers.

     Within the core and specialty product lines (including buffet), the Del Monte brand accounted for $420 million in retail sales in fiscal 2000. During the 52 weeks ended July 1, 2000, Del Monte brand vegetable products enjoyed an average premium of 16c (34.3%) per item over private label products and Del Monte held a 23.7% share of the canned vegetable market for that period.

     Competitors in canned vegetables includes a small number of branded manufacturers and private label competitors. In the core vegetable category, Del Monte is the branded market share leader and for the 52 weeks ended July 1, 2000, held a 27.1% market share in green beans, a 23.1% market share in corn and a 20.1% market share in peas. Del Monte's core vegetable products are distributed in substantially all grocery outlets. Del Monte also is the branded market share leader in the specialty category and is the overall market share leader in the buffet category. Private label products taken as a whole command the largest share of the canned vegetable market, but their market share has remained relatively stable over the past decade. Del Monte's primary branded competitors in the market include Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby's, in addition to private label producers.

     Del Monte has relationships with approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington, and Texas.

  Fruit

     Based on internal estimates using data compiled by ACNielsen from various industry and other sources, Del Monte believes that the canned fruit industry in the United States in which it competes generated more than $2.6 billion in sales in fiscal 2000. Del Monte believes the domestic canned fruit industry is a mature category characterized by high household penetration.

     Del Monte is the largest processor of branded canned fruit in the United States. Del Monte competes in four distinct categories of the canned fruit industry: major, specialty, single-serve and pineapple products. Del Monte believes that these categories generated industry sales of more than $1.4 billion in fiscal 2000. The major category consists of cling peaches, pears and fruit cocktail/mixed fruit with products offered across package sizes from 15 to 30 ounces. The specialty category includes apricots, freestone and spiced peaches, mandarin oranges, cherries and tropical mixed fruit. Del Monte believes that the major fruit and specialty fruit categories of the canned fruit market together accounted for more than $938 million of total canned fruit industry sales in fiscal 2000.

     Major fruit accounted for sales by retailers of $748 million in fiscal 2000. Sales by retailers of Del Monte brand major fruit products totaled $386 million in fiscal 2000. For the 52 weeks ended July 1, 2000, Del Monte was the branded share leader with a 44.2% market share based on case volume sold. Del Monte is also the share leader in every major sub-category of the major fruit category. In single-serve fruit cup, Del Monte has a 64.7% market share. Del Monte's major fruit products are distributed in substantially all grocery outlets, club stores and mass merchandiser outlets.

     Del Monte is a key brand in the specialty category as a whole and the market leader in apricots and freestone and spiced peaches. Specialty fruits are higher margin, lower volume "niche" items, which benefit from Del Monte's brand recognition. Del Monte apricots and freestone peaches are distributed in over 93% and 70% of grocery outlets, respectively. Tropical fruits and mandarin oranges are distributed in 80% and 55% of grocery outlets, respectively.

     Del Monte believes that it has substantial opportunities to leverage the Del Monte brand name to increase sales of its existing high margin products, such as its single-serve line. Single-serve fruit has been a substantial growth area for Del Monte. The newest product line, Del Monte Fruit-To-Go plastic cups, achieved 89% distribution in grocery outlets in fiscal 2000, its year of introduction. Del Monte has also been developing new high margin products designed to leverage Del Monte's presence in existing categories, to capitalize on its existing manufacturing capabilities and to expand Del Monte's presence in the market beyond the canned food aisle. For example, following initial success in test markets, Del Monte completed national distribution in fiscal 1999 of its Orchard Select, a premium fruit product packaged in glass sold in the produce section. In fiscal 2000, the Orchard Select product line was successfully expanded with a new apricot entry. Based on the success of Orchard Select to date, the first tropical product, tropical mixed fruit, will be introduced in fiscal 2001 under Tropical Select, an extension of the Orchard Select product line. An important focus of Del Monte's new fruit product development efforts is the production of high quality, convenient and nutritious products, particularly snack-type products.

     Del Monte competes in the canned fruit business on the basis of product quality and category support to both the trade and consumers. On the industry's highest volume can size (15-16 oz.), the Del Monte brand commanded an average 14c (15.2%) per item premium, during the 52 weeks ended July 1, 2000. Del Monte faces competition in the branded canned fruit category from Tri-Valley Growers, which packs branded fruit under the Libby's and S&W brands. Del Monte also faces competition from private label products in the canned fruit category from Tri-Valley Growers and Pacific Coast Producers, both of which are grower co-operatives that produce primarily private label products.

     Individual pineapple items are differentiated by cut style, with varieties including sliced, chunk, tidbits and crushed. Currently, approximately 84% of pineapple product sold is packed in juice. The remaining 16% is packed in heavy syrup. Size offerings include the 20 oz. size, which accounts for 78% of category sales. Other sizes offered by Del Monte include the 8 oz. and 15 oz. varieties.

     Del Monte's retail pineapple line consists of sliced, chunk, tidbits, crushed and juice products in a variety of container sizes. In addition to industry-wide sales by retailers, which totaled $264 million in fiscal 2000, Del Monte sells a significant amount of juice concentrate and crushed pineapple through the food ingredients channel. Del Monte also sells pineapple solids and juice products to foodservice customers.

     Del Monte is the second leading brand of canned pineapple with a 15.5% market share for the 52 weeks ended July 1, 2000. Dole is the industry leader with a market share of 46.4%. Private label and foreign pack brands comprise the low-price category of this category and hold market shares of 27.9% and 9.4%, respectively. The five major foreign pack brands, Geisha, Libby's, Liberty Gold, Empress, and 3-Diamond, have regional distribution and are supplied by Thai and Indonesian packers.

     Del Monte has relationships with approximately 800 fruit growers located in California, Oregon and Washington. Del Monte sources virtually 100% of its pineapple requirements from its former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides pricing based on fixed retail and foodservice margins.

  Tomato Products

     Based on internal estimates using data compiled by ACNielsen from various industry and other sources, Del Monte believes that processed tomato products generated fiscal 2000 industry-wide sales of more than $5.4 billion. While total sales of canned tomato products have grown steadily in recent years, Del Monte believes that the diced category of the retail canned solid tomato category (which also includes chunky tomatoes and tomato wedges) has been growing at a substantially greater rate than the category as a whole, as consumer preferences have trended toward more convenient cut and seasoned tomato products.

     The processed tomato category can be separated into more than ten distinct product categories, which differ widely in terms of profitability, price sensitivity and growth potential. Consumers use tomato products for a variety of purposes ranging from ingredients to condiments, beverages and main dishes.

     Del Monte's tomato product offerings consist of two major categories: solid tomato products, which are differentiated primarily by cut style, with varieties including stewed, crushed, diced, chunky, wedges, and puree and paste-based tomato products, such as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces. Del Monte believes that industry sales in the solid tomato products categories in which it competes were $539 million in fiscal 2000.

     Del Monte is the leading producer of canned solid tomato products, which generally have higher margins than paste-based tomato products. Solid tomato products is the fastest growing category of Del Monte's tomato business. As a result of the Contadina Acquisition, Del Monte extended its presence in this category through the addition of Contadina's share of the market for crushed, stewed and puree tomato products. The canned solid tomato category has evolved to include additional value-added items, such as flavored diced tomato products. Del Monte believes that there is opportunity to increase sales of solid tomato products through line extensions that capitalize on Del Monte's manufacturing and marketing expertise.

     Del Monte markets its spaghetti and sloppy joe sauces, as well as its ketchup products, under the Del Monte brand name using a "niche" marketing strategy targeted toward value-conscious consumers seeking a branded, high quality product. Del Monte's tomato paste products are marketed under the Contadina brand name, which is an established national brand for Italian-style tomato products. Contadina also targets the branded food service tomato market, including small restaurants that use Contadina brand products such as finished spaghetti and pasta sauces.

     Del Monte faces competition in the tomato product market from brand name competitors including Tri-Valley Growers' S&W and ConAgra's Hunt's in the solid tomato, paste and sauce categories; Heinz and Hunt's in the ketchup category; and Hunt's, Campbell Soup's Prego and Unilever's Ragu in the spaghetti sauce category. In addition, Del Monte faces competition from private label products in all major categories. While Del Monte has a small share of the overall tomato product market, it is the largest branded competitor in the solid tomato category with a market share of 17.5% for the 52 weeks ended July 1, 2000. Hunt's, the next largest branded processor, possessed a 10.0% share of the solid tomato category for this period. In other key categories, for the 52 weeks ended July 1, 2000, Heinz was the market leader in ketchup with a 47.2% market share, and Hunt's was the leader in tomato sauce with a 34.1% market share.

     Del Monte has relationships with approximately 40 tomato growers located primarily in California, where approximately 95% of domestic tomatoes are produced.

SUPPLY AND PRODUCTION

     Del Monte owns virtually no agricultural land. Each year, Del Monte buys over one million tons of fresh vegetables, fruit and tomatoes under more than 2,500 contracts with individual growers and cooperatives located primarily in the United States. Many of these are long-term relationships. No supplier accounts for more than 5% of Del Monte's raw product requirements, and Del Monte does not consider its relationship with any particular supplier to be material to its operations. Del Monte is exploring ways in which to extend its growing season. For example, it has been planting green bean crops in Texas, which has a longer growing season than Del Monte's other bean growing locations in the Midwest region. Like other processed vegetable, fruit and tomato product manufacturers, Del Monte is subject to market-wide raw product price fluctuations resulting from seasonal or other factors. Del Monte has maintained long-term relationships with growers to help ensure a consistent supply of raw product.

     Del Monte's vegetable growers are primarily located in Wisconsin, Illinois, Minnesota, Washington and Texas. Del Monte provides the growers with planting schedules, seeds, insecticide management and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. Del Monte's vegetable supply contracts are generally for a one-year term and require delivery of a specified quantity. Prices are renegotiated each year. Del Monte believes that one of its competitive advantages in the canned vegetable category derives from its proprietary seed varieties. For example, Del Monte believes that its "Del Monte Blue Lake Green Bean" variety delivers higher yields than green bean varieties used by Del Monte's competitors. In addition, Del Monte's green bean production is primarily on irrigated fields, which facilitates production of high quality, uniformly-sized beans.

     Del Monte's fruit and tomato growers are located primarily in California. Pear growers are also located in Oregon and Washington. Del Monte's fruit supply contracts range from one to ten years. See Note 10 to Del Monte's consolidated financial statements for the year ended June 30, 2000. Prices are generally negotiated with grower associations and are reset each year. Contracts to purchase yellow cling peaches generally require Del Monte to purchase all of the fruit produced by a particular orchard or block of trees. Contracts for other fruits require delivery of specified quantities each year. Del Monte actively participates in agricultural management, cultural practices, quality control and ensures compliance with all pesticide/herbicide regulations and provides hauling capabilities.

     In connection with the sale of Del Monte's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed an eight-year supply agreement whereby Del Monte must source substantially all of its pineapple requirements from Del Monte Philippines.

     Fourteen Company-owned plants, located throughout the United States, process Del Monte's products. Del Monte produces the majority of its products between June and October. Most of Del Monte's seasonal plants operate at close to full capacity during the packing season. See "Properties" for a listing of production facilities.

     In the third quarter of fiscal 1998, Del Monte committed to a three-year plan to consolidate its California production facilities in order to enhance the efficiency of its fruit and tomato processing operations and to better meet the competitive challenges of the market. The plan resulted in Del Monte transferring its tomato processing operations from its Modesto facility to Del Monte's state-of-the-art Hanford facility following the summer 1998 pack. Operations at the Modesto plant were suspended for approximately one year while Del Monte reconfigured that facility to accommodate fruit processing that had taken place at the San Jose facility and that currently takes place at the Stockton facility. Del Monte closed its San Jose plant in December 1999 and will close its Stockton facility after the production season in 2000. In addition in August 1998, Del Monte's vegetable processing plant located in Arlington, Wisconsin was closed after the summer 1998 pack. Del Monte plans an aggregate of approximately $5.5 million of capital spending in fiscal 2001 to consolidate processing operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "-- Liquidity and Capital Resources -- Investing Activities."

     Co-packers are used for pineapple, mandarin oranges, pickles and certain other products and to supplement supplies of certain canned vegetables, fruit and tomato products.

     Prior to December 1993, Del Monte produced almost all of the cans used to package its products in the United States at its nine can manufacturing facilities located throughout the United States. In December 1993, Del Monte sold substantially all the assets (and certain related liabilities) of Del Monte's can manufacturing business to Silgan Container Corporation ("Silgan"). The transaction included the sale or lease of Del Monte's nine can manufacturing facilities. In connection with this agreement, Silgan and Del Monte entered into a ten-year supply agreement, with optional successive five-year extensions by either party. The base term of the supply agreement has since been extended to December 21, 2006. Under the agreement and subject to certain exceptions, Del Monte must purchase all of its requirements for metal food and beverage containers in the United States from Silgan. However, Del Monte is entitled to consider competitive bids for up to 50% of its requirements. Silgan has the right to match any competitive offer. In addition, if Silgan is unable to supply all of such requirements for any reason, Del Monte is entitled to purchase the excess from another supplier. Price levels were originally set based on Del Monte's costs of self-manufactured containers. Price changes under the contract reflect changes in the manufacturer's costs. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement. Del Monte's total annual can usage is approximately two billion cans.

SALES, MARKETING AND DISTRIBUTION

  Sales and Marketing

     Del Monte sells its retail products through: (1) a retail broker network (which consists of 100% independent broker representation at the market level, managed by Company sales managers); and (2) an in-house, or direct, sales force with responsibility for warehouse stores, mass merchandisers and supercenters. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers and, during fiscal 2000, accounted for 65% of Del Monte's total net sales. Del Monte retains its brokers through a standardized retail grocery brokerage agreement. Brokers are typically paid at a percentage of sales, generally 2.5%, which percentage may be increased up to 3.0% based on the broker's accomplishment of specified sales objectives. Either party may terminate such agreements on 30 days' prior notice. Del Monte's broker network represents Del Monte to a broad range of grocery retailers. Del Monte's warehouse club, mass merchandiser and supercenter group calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, Costco, BJ's, Kmart and Target. During fiscal 2000, this channel accounted for 17% of Del Monte's total net sales. Del Monte makes foodservice, food ingredients, private label and military and other sales through both direct sales and brokers. During fiscal 2000, these sales accounted for 13% of Del Monte's total net sales.

     Del Monte's marketing function includes product development, pricing strategy, consumer promotion, advertising, publicity and package design. Del Monte uses consumer advertising and promotion support, together with trade spending, to support awareness of new items and initial trial by consumers and to build recognition of the Del Monte and Contadina brand names.

     Del Monte has been enhancing its sales and marketing efforts with proprietary software applications which assist Del Monte in implementing and managing the timing and scope of its trade and consumer promotions and category management system applications designed to assist customers in managing product categories. Customers using Del Monte's category management software tools are able to more rapidly identify sales levels for various product categories so as to achieve an optimal product mix. Use of these category management tools have resulted in increased shelf presence for Del Monte's products, particularly fruit products, relative to those of Del Monte's competitors. Del Monte also has proprietary tools that allow it to manage its customers' inventory requirements for its products, thereby reducing customers' inventory levels while enhancing Del Monte's opportunities to sell its products.

  Distribution

     Del Monte's distribution organization is responsible for the distribution of finished goods to over 2,400 customer destinations. See "Properties" for a listing of distribution centers. Customers can order products to be delivered via third party trucking, rail or on a customer pickup basis. Del Monte's distribution centers provide, among other services, casing, labeling, special packaging, cold storage and fleet trucking services. Other services Del Monte provides to customers include One Purchase Order/One Shipment, in which Del Monte's most popular products are listed on a consolidated invoicing service; the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices; and the Store Order Load Option (SOLO), in which products are shipped directly to stores.

FOREIGN OPERATIONS

     On August 28, 1998, Del Monte reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela. In addition, Del Monte established subsidiaries in Columbia and Ecuador during fiscal 2000. Sales for its Colombian and Venezuelan subsidiaries for the year ended June 30, 2000 were $12.9 million. The plant in Venezuela is located in Turmero, approximately 70 miles from Caracas. All purchases of raw materials, primarily vegetables, are made from approximately 15 growers in Venezuela with whom Del Monte has contracts. Any remaining requirements are fulfilled through the open market. The Company's products in Venezuela are sold through five local distributors.

CUSTOMERS

     Del Monte's customer base is broad and diverse. Del Monte's 15 largest customers during fiscal 2000 represented approximately 57% of Del Monte's sales, with sales to one customer, Sam's/Wal-Mart, representing approximately 13% of sales. These top 15 customers have all been Del Monte customers for at least ten years and, in some cases, for 20 years or more. In recent years, there has been significant consolidation in the grocery industry through acquisitions. Del Monte believes that this consolidation will not have a negative impact on Del Monte since many of the acquiring companies have been long-standing customers of Del Monte. Del Monte has sought to establish and strengthen its alliances with key customers by offering sophisticated proprietary software applications to assist customers in managing inventories. Del Monte plans to continue to expand the use of these applications with its customers.

COMPETITION

     Del Monte faces substantial competition throughout its product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines, as well as with private label manufacturers. In general, Del Monte competes on the basis of quality, breadth of product line and price. See "-- The Industry" and "-- Company Products."

INFORMATION SERVICES

     In November 1992, Del Monte entered into an agreement with Electronic Data Systems Corporation to provide services and administration to Del Monte in support of its information services functions. Payments under the terms of the agreement are based on scheduled monthly base charges subject to an inflation adjustment. The agreement expires in November 2002 with optional successive one-year extensions. Del Monte periodically reviews its general information system needs.

RESEARCH AND DEVELOPMENT

     Del Monte's research and development organization provides product, packaging and process development and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 2000, 1999 and 1998, R&D expenditures (net of revenue for services to third parties) were $6.6 million, $6.2 million and $5.3 million, respectively. Del Monte maintains an R&D facility in Walnut Creek, California where it develops product line extensions and conducts research in a number of areas related to its business including seed production, packaging, pest management, food science and plant breeding.

EMPLOYEES

     At June 30, 2000, Del Monte had approximately 2,600 full-time employees. In addition, approximately 11,400 individuals are hired on a temporary basis during the pack season. Del Monte considers its relations with its employees to be good. In the past several years, Del Monte has not experienced any work stoppages or strikes.

     Del Monte has ten collective bargaining agreements with nine union locals covering approximately 10,600 of its hourly and seasonal employees. Of these employees, none are under agreements that will expire in the remainder of calendar 2000. Four collective bargaining agreements expire in calendar 2001, and three expire in calendar 2002.

INTELLECTUAL PROPERTY

     Del Monte owns a number of registered and unregistered trademarks for use in connection with various food products, including the marks Del Monte, Contadina, Snack Cups, Fruit Cup, Fruit Naturals, Orchard Select, FruitRageous, Fruit Pleasures, Can Do and Del Monte Lite. These trademarks are important to Del Monte because brand name recognition is a key factor in the success of Del Monte's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that Del Monte, as the registered owner, or its licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the marks in connection with similar goods. Del Monte is not aware of any material challenge to Del Monte's ownership of its major trademarks.

     DMC owns approximately 12 issued U.S. patents covering machines used in filling, cleaning and sealing cans, food preservation methods, extracts and colors, and peeling and coring devices. The patents expire between 2005 and 2014 and cannot be renewed. Patents are generally not material to Del Monte's business.

     Del Monte claims copyright protection in its proprietary category management software and vendor-managed inventory software. Del Monte's customers receive reports generated by these software programs and provide data to Del Monte for use in connection with the programs. The software itself, however, is not licensed to Del Monte's customers. In addition, Del Monte claims copyright protection in its proprietary trade promotion software. These copyrights are not registered.

     Del Monte has developed a number of proprietary vegetable seed varieties, which it protects by restricting access and/or by the use of non-disclosure agreements. There is no guarantee that these means will be sufficient to protect the secrecy of its seed varieties. In addition, other companies may independently develop similar seed varieties. Del Monte has obtained U.S. plant variety protection certificates under the Plant Variety Protection Act on some of its proprietary seed varieties. Under a protection certificate, the breeder has the right, among other rights, to exclude others from offering or selling the variety or reproducing it in the United States. The protection afforded by a protection certificate generally runs for 20 years from the date of its issuance.

     In connection with the RJR Nabisco Sale and the divestitures of Del Monte's non-core and foreign operations subsequent to that sale, Del Monte granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark along with certain other trademarks, patents, copyrights and trade secrets to the acquiring companies or their affiliates. In particular, with respect to all food and beverage products other than fresh fruits, vegetables and produce, Nabisco Canada holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Far East and Pacific Rim (excluding the Philippines); Del Monte Royal Foods and its affiliates hold the rights in Europe, Africa, the Middle East and the Indian Subcontinent. Fresh Del Monte Produce N.V. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and certain chilled and frozen products related thereto throughout the world. With respect to dried fruit, nuts and certain snack products, Premier Valley Foods holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with 1996 agreements to sell Del Monte Mexico, International Home Foods acquired the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico and Del Monte Pan American of Panama acquired similar rights in Central America and the Caribbean. Dewey Limited (an affiliate of Del Monte Royal Foods) owns the rights in the Philippines to the Del Monte brand name. With the South America Acquisition, Del Monte reacquired the rights to the Del Monte brand in South America.

     Del Monte retains the right to review the quality of the licensee's products under each of its license agreements. Del Monte generally may inspect the licensees' facilities for quality and the licensees must periodically submit samples to Del Monte for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

     Del Monte has also granted various security and tangible interests in its trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to its creditors, in connection with the Bank Financing, and to its licensees, to secure certain of Del Monte's obligations under the license agreements.

GOVERNMENTAL REGULATION

     As a manufacturer and marketer of food products, Del Monte's operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture and the Federal Trade Commission, as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of Del Monte's products is subject to regulation by the FTC, and Del Monte's operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Del Monte's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. Del Monte seeks to comply at all times with all such laws and regulations and is not aware of any instances of material non-compliance. Del Monte maintains all permits and licenses relating to its operations. Del Monte believes its facilities and practices are sufficient to maintain compliance with applicable governmental laws and regulations. Nevertheless, there is no guarantee that Del Monte will be able to comply with any future laws and regulations. Failure by Del Monte to comply with applicable laws and regulations could subject Del Monte to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

PENSION CONTRIBUTIONS

     In fiscal 1997, Del Monte's defined benefit pension plans were determined to be underfunded. In connection with Del Monte's recapitalization, Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation dated April 7, 1997 whereby Del Monte contributed $15.0 million within 30 days after the consummation of the recapitalization to its defined benefit pension plans. Del Monte contributed $15.0 million in calendar 1998 and $9.0 million in calendar 1999. Del Monte will contribute a minimum of $8.0 million in calendar 2000, of which $4.0 million had been paid by June 30, 2000. Del Monte will also contribute a minimum of $8.0 million in calendar 2001, for a total of $55.0 million. The contributions required to be made in 2000 and 2001 have been secured by a $14.0 million letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement. See also Note 8 to the audited consolidated financial statements of Del Monte for the year ended June 30, 2000.

ENVIRONMENTAL COMPLIANCE

     As a result of its agricultural, food processing and canning activities, Del Monte is subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Del Monte seeks to comply at all times with all of these laws and regulations and is not aware of any instances of material non-compliance. Del Monte cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect its operations. Del Monte is engaged in a continuing program to maintain its compliance with existing laws and regulations and to establish compliance with anticipated future laws and regulations.

     In connection with the sale of one of its facilities, Del Monte is remediating conditions resulting from the release of petroleum-based elements from underground storage tanks. Del Monte is also conducting a groundwater investigation at one currently owned property for hydrocarbon contamination that it believes resulted from the operations of an unaffiliated prior owner of the property. At the present time, Del Monte is unable to predict the total cost for the remediation. Further, investigation and remediation of environmental conditions may in the future be required at other properties currently or formerly owned or operated by Del Monte. Nonetheless, Del Monte does not expect that these and other such remediation costs will have a material adverse effect on Del Monte's financial condition or results of operations.

     Governmental authorities and private claimants have notified Del Monte that it is a PRP or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under CERCLA or under similar state laws. With the exception of one previously owned site, Del Monte has potential liability at each site because it allegedly sent certain wastes from its operations to these sites for disposal or recycling. These wastes consisted primarily of vegetative waste, empty metal drums (which previously held raw materials), used oils and solvents, solder dross and paint waste. With respect to a majority of the sites at which Del Monte has been identified as a PRP, Del Monte has settled its liability with the responsible regulatory agency. Based upon the information currently available, Del Monte does not expect that its liability for the remaining site will be material. Del Monte may be identified as a PRP at additional sites in the future.

     Del Monte spent approximately $1.8 million on domestic environmental expenditures from fiscal 1998 through fiscal 2000, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. Del Monte projects that it will spend an aggregate of approximately $3.1 million in fiscal 2001 and 2002 on domestic capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. Del Monte believes that its CERCLA and other environmental liabilities will not have a material adverse effect on its financial position or results of operations.

WORKING CAPITAL

     Del Monte maintains a revolving line of credit to fund its seasonal working capital needs. Del Monte's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.") The working capital requirements of Del Monte are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes. The inventory position of Del Monte is seasonally affected by this growing cycle. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly.

BACKLOG

     Del Monte does not experience significant backlog.

ITEM 2. PROPERTIES

     As of June 30, 2000, Del Monte operated 14 production facilities and six distribution centers in the United States. See "Business -- Sales, Marketing and Distribution" and "-- Supply and Production." Del Monte's production facilities are owned properties, while its distribution centers are owned or leased. Del Monte has various warehousing and storage facilities, which are primarily leased facilities. Del Monte's leases are generally long-term. Virtually all of Del Monte's properties, whether owned or leased, are subject to liens or security interests.

     The following table lists Del Monte's production facilities and distribution centers:

                                                                                      SQUARE FOOTAGE
                                                                                     -----------------
              LOCATION                             PRIMARY PRODUCT LINE               OWNED    LEASED
              --------                             --------------------              -------   -------
PRODUCTION FACILITIES*
Hanford, CA..........................  Solid and Paste-Based Tomato Products         651,000   675,000
Kingsburg, CA........................  Peaches and Zucchini                          229,000   270,000
Modesto, CA..........................  Apricots, Peaches, Fruit Cocktail, Fruit      440,000   372,000
                                       Cup, Chunky Fruit and Diced Pears+
Stockton, CA.........................  Peaches, Cocktail Cherries, Fruit Cocktail    446,000        --
                                       and Fruit Concentrate
Woodland, CA.........................  Bulk Paste and Bulk Diced Tomatoes            465,000        --
Mendota, IL..........................  Peas, Corn, Lima Beans, Mixed Vegetables,     246,000   240,000
                                         Carrots and Peas & Carrots
Plymouth, IN.........................  Paste-Based Tomato Products and Pineapple     156,000   133,000
                                       Juice
Sleepy Eye, MN.......................  Peas and Corn                                 230,000        --
Crystal City, TX.....................  Green Beans, Spinach, Carrots, Beets,         362,000        --
                                       Potatoes and Tomato Sauce
Toppenish, WA........................  Asparagus, Corn, Lima Beans and Peas          228,000   273,000
Yakima, WA...........................  Cherries and Pears                            214,000    14,000
Cambria, WI..........................  Green Beans, Italian Beans, Corn and Peas     136,000        --
Markesan, WI.........................  Green Beans, Wax Beans and Italian Beans      299,000        --
Plover, WI...........................  Beans, Carrots, Beets and Potatoes            298,000   210,000
DISTRIBUTION CENTERS
Birmingham, AL.......................                                                     --   293,000
Clearfield, UT.......................                                                     --    80,000
Dallas, TX...........................                                                     --   175,000
Rochelle, IL.........................                                                425,000        --
Stockton, CA.........................                                                     --   512,000
Swedesboro, NJ.......................                                                267,000        --

---------------
* Includes owned manufacturing and owned or leased on-site warehouse and storage capacity.

+ As currently planned upon completion of plant reconfiguration.

     Del Monte's principal administrative headquarters are located in leased office space in San Francisco, California. Del Monte owns its primary research and development facility in Walnut Creek, California.

     Del Monte holds certain excess properties for sale and periodically disposes of excess land and facilities through sales.

     Management considers its facilities to be suitable and adequate for its business and to have sufficient production capacity for the purposes for which they are currently intended.

ITEM 3. LEGAL PROCEEDINGS

     Del Monte is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that Del Monte breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of Del Monte and its prospects for sale. The plaintiff also alleges that it relied on Del Monte's alleged statements in selling its preferred and common stock interest in Del Monte to a third party at a price lower than that which the plaintiff asserts it could have received absent Del Monte's alleged conduct. The complaint seeks compensatory damages of at least $24 million, plus punitive damages. This case continues to be in the early stages of procedural motions and Del Monte cannot at this time reasonably estimate a range of exposure, if any. Del Monte believes that this proceeding is without merit and plans to defend it vigorously.

     Del Monte is also involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which Del Monte carries insurance or is self-insured, as well as trademark, copyright and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, Del Monte believes that none of these legal proceedings will have a material adverse effect on Del Monte's financial position. See "Business -- Environmental Compliance" for a description of certain environmental matters in which Del Monte is involved.

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

                NAME                   AGE                          POSITIONS
                ----                   ---                          ---------
Richard G. Wolford...................  55     Chairman, President and Chief Executive Officer
Wesley J. Smith......................  53     Chief Operating Officer
David L. Meyers......................  54     Executive Vice President, Administration and Chief
                                              Financial Officer
John Alfieri.........................  51     Senior Vice President, Sales
Richard L. French....................  43     Senior Vice President and Chief Accounting Officer
Thomas E. Gibbons....................  52     Senior Vice President and Treasurer
Marc D. Haberman.....................  37     Senior Vice President, Strategic Planning and Business
                                              Development
Irvin R. Holmes......................  48     Senior Vice President, Marketing
William J. Spain.....................  58     Senior Vice President and Chief Corporate Affairs
                                              Officer
William R. Sawyers...................  38     Vice President, General Counsel and Secretary

     Richard G. Wolford, Chairman, President and Chief Executive Officer. Mr. Wolford joined Del Monte as Chief Executive Officer and a director in April 1997 and was elected Chairman of the Board in May 2000. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

     Wesley J. Smith, Chief Operating Officer. Mr. Smith joined Del Monte as Chief Operating Officer and a director in April 1997. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

     David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined Del Monte in 1989. He was elected Chief Financial Officer of Del Monte in December 1992 and served as a member of the Board of Directors of Del Monte from January 1994 until consummation of Del Monte's recapitalization. Prior to joining Del Monte, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983).

     John Alfieri, Senior Vice President, Sales. Mr. Alfieri joined Del Monte in February 1995 and was elected to his current position in March 2000. Prior to joining Del Monte, he was with Eagle Food Service serving as President from June 1994 until February 1995, and as Vice President, Finance and Operations from May 1993 to June 1994. From 1973 to 1993, Mr. Alfieri held sales positions with The Clorox Company and Procter & Gamble.

     Richard L. French, Senior Vice President and Chief Accounting Officer. Mr. French joined Del Monte in 1980 and was elected to his current position in May 1998. Mr. French was Vice President and Chief Accounting Officer of Del Monte from August 1993 through May 1998 and has held a variety of positions within Del Monte's financial organization.

     Thomas E. Gibbons, Senior Vice President and Treasurer. Mr. Gibbons joined Del Monte in 1969 and was elected to his current position in February 1995. He was elected Vice President and Treasurer of Del Monte in January 1990. Mr. Gibbons' prior experience also includes a variety of positions within Del Monte's and RJR Nabisco's tax and financial organizations.

     Marc D. Haberman, Senior Vice President, Strategic Planning and Business Development. Mr. Haberman joined Del Monte in January 1999 and was elected to his current position in February 2000. Prior to that he was with Sunbeam Corporation from 1996 until 1998 where he was Category Leader for Sunbeam's appliance business. From 1992 to 1996, Mr. Haberman was a consultant with McKinsey & Co., and from 1987 to 1992, he was in brand management at Procter & Gamble.

     Irvin R. Holmes, Senior Vice President, Marketing. Mr. Holmes joined Del Monte in November 1990 and was elected to his current position in December 1999. Prior to that he was with Dole Foods from 1987 until 1990 where he held a variety of sales and marketing positions. From 1977 to 1987, Mr. Holmes held marketing positions with James River/Crown Zellerbach, AMF Ben Hogan Company and Brown & Williamson Tobacco.

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

     William R. Sawyers, Vice President, General Counsel and Secretary. Mr. Sawyers joined Del Monte in November 1993 and was elected to his current position in 1995. Prior to joining Del Monte, Mr. Sawyers was with the law firm of Shearman & Sterling from 1987 to 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth historical consolidated financial information of Del Monte. The statement of operations data for the fiscal year ended June 30, 1996 and the balance sheet data as of June 30, 1996 have been derived from consolidated financial statements of Del Monte audited by Ernst & Young LLP, independent auditors. The statement of operations data for each of the fiscal years in the four-year period ended June 30, 2000 and the balance sheet data as of June 30, 2000, 1999, 1998 and 1997 have been derived from consolidated financial statements of Del Monte audited by KPMG LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of Del Monte and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                      FISCAL YEAR ENDED JUNE 30,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                   (IN MILLIONS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.....................  $   1,462.1   $   1,504.5   $   1,313.3   $   1,217.4   $   1,305.3
  Cost of products sold.........        920.5         998.3         898.2         819.3         984.1
  Selling, administrative and
     general expense(a).........        384.2         375.3         316.4         326.9         239.0
  Special charges related to
     plant consolidation........         10.9          17.2           9.6            --            --
  Acquisition expense...........           --           0.9           6.9            --            --
                                  -----------   -----------   -----------   -----------   -----------
  Operating income..............        146.5         112.8          82.2          71.2          82.2
  Interest expense..............         67.1          77.6          77.5          52.0          67.2
  Loss (gain) on sale of
     divested assets(b).........           --            --            --           5.0        (123.3)
  Other (income) expense(a).....           --           2.0          (1.3)         30.1           2.7
                                  -----------   -----------   -----------   -----------   -----------
  Income (loss) before income
     taxes, minority interest,
     extraordinary item and
     cumulative effect of
     accounting change..........         79.4          33.2           6.0         (15.9)        135.6
  Provision (benefit) for income
     taxes......................        (53.6)          0.5           0.5           0.6          11.4
  Minority interest in earnings
     of subsidiary..............           --            --            --            --           3.0
                                  -----------   -----------   -----------   -----------   -----------
  Income (loss) before
     extraordinary item and
     cumulative effect of
     accounting change..........        133.0          32.7           5.5         (16.5)        121.2
  Extraordinary loss, net of tax
     benefit(c).................          4.3          19.2            --          41.6          10.3
  Cumulative effect of
     accounting change(d).......           --            --            --            --           7.1
                                  -----------   -----------   -----------   -----------   -----------
  Net income (loss).............  $     128.7   $      13.5   $       5.5   $     (58.1)  $     103.8
                                  ===========   ===========   ===========   ===========   ===========
  Net income (loss) attributable
     to common shares...........  $     128.7   $       9.9   $       0.2   $    (127.9)  $      21.8
  Net income (loss) per common
     share(e)...................  $      2.42   $      0.23   $      0.01   $     (2.07)  $      0.29
  Weighted average number of
     diluted shares
     outstanding................   53,097,898    42,968,652    32,355,131    61,703,436    75,047,353

                                                               FISCAL YEAR ENDED JUNE 30,
                                                      --------------------------------------------
                                                       2000     1999     1998      1997     1996
                                                      ------   ------   -------   ------   -------
                                                                     (IN MILLIONS)
OTHER DATA:
Adjusted EBITDA:(f)
  EBIT..............................................  $146.5   $110.8   $  83.5   $ 36.1   $ 202.8
  Depreciation and amortization(g)..................    32.3     33.5      28.3     24.4      25.7
  EBITDA of Divested Operations(h)..................      --       --        --     (0.9)    (22.4)
  Asset value impairment/(recapture)(i).............    (2.3)      --        --      6.5        --
  Loss (gain) on sale of Divested Operations(b).....      --       --        --      5.0    (123.3)
  Terminated transactions(j)........................      --      2.1        --       --        --
  Benefit costs(k)..................................      --       --       2.9       --        --
  Headcount reduction and relocation(l).............      --       --        --       --       9.0
  Recapitalization expenses(a)......................      --       --        --     47.4        --
  Special charges related to plant consolidation....    10.9     17.2       9.6       --        --
  Expenses of acquisitions(m).......................      --      1.4       6.9       --        --
  Inventory write-up(m).............................      --      2.8       3.4       --        --
                                                      ------   ------   -------   ------   -------
Adjusted EBITDA.....................................  $187.4   $167.8   $ 134.6   $118.5   $  91.8
                                                      ======   ======   =======   ======   =======
Adjusted EBITDA margin(f)...........................    12.8%    11.2%     10.3%    10.1%      8.6%
Cash flows provided by (used in) operating
  activities........................................  $ (7.1)  $ 96.1   $  97.0   $ 25.2   $  58.4
Cash flows provided by (used in) investing
  activities........................................   (65.9)   (86.2)   (222.0)    37.0     169.9
Cash flows provided by (used in) financing
  activities........................................    71.2     (9.9)    127.0    (63.4)   (222.8)
Capital expenditures................................    67.8     55.0      32.1     20.3      15.8
SELECTED RATIOS:
     Ratio of earnings to fixed charges(n)..........    2.0x     1.4x      1.1x       --      2.8x
     Deficiency of earnings to cover fixed
       charges(n)...................................      --       --        --   $ 15.9        --

                                                                       JUNE 30,
                                                   ------------------------------------------------
                                                     2000      1999      1998      1997      1996
                                                   --------   -------   -------   -------   -------
                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
  Working capital................................  $  149.8   $ 187.3   $ 210.2   $ 118.1   $ 209.2
  Total assets...................................   1,040.7     872.0     845.1     666.9     735.9
  Total debt.....................................     632.1     543.4     709.7     609.7     372.4
  Redeemable preferred stock.....................        --        --      32.5      32.2     213.4
  Stockholders' equity (deficit).................      10.6    (118.4)   (349.8)   (398.8)   (288.1)

---------------
(a) In connection with Del Monte's recapitalization, which was consummated on April 18, 1997, administrative and general expenses of approximately $25.0 million were incurred primarily for management incentive payments and, in part, for severance payments. In addition, $22.3 million of other expenses were incurred in conjunction with the recapitalization, primarily for legal, investment advisory and management fees.

(b) In the fiscal quarter ended December 1996, Del Monte sold Del Monte Latin America. The combined sales price of $49.5 million, reduced by $1.3 million of related transaction expenses, resulted in a loss of $5.0 million. In November 1995, Del Monte sold its pudding business for $88.8 million, net of $3.9 million of related transaction fees. The sale resulted in a gain of $71.3 million. In March 1996, Del Monte sold its 50.1% ownership interest in Del Monte Philippines for $100.0 million, net of $2.2 million of related transaction fees. The sale resulted in a gain of $52.0 million.

(c) During February 2000, the Company repurchased $31.0 million of senior subordinated notes. In conjunction with this debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax benefit of $0.9 million) was recorded. This extraordinary loss consisted of $3.7 million of prepayment premiums and a $1.5 million write-off of capitalized deferred debt issue costs and original issue discount. In fiscal 1999, Del Monte recorded a $19.2 million extraordinary loss. In conjunction with the February 1999 public equity offering, Del Monte redeemed all outstanding preferred stock, a portion of senior subordinated notes and a portion of senior discount notes, as well as an early retirement of senior debt. In connection with these payments, $5.5 million of capitalized debt issue costs were written off and $13.7 million of redemption premiums were paid, both of which Del Monte recorded as extraordinary items. In fiscal 1997, $41.6 million of expenses related to the early retirement of debt due to the exchange of Pay-in-Kind ("PIK") notes and to Del Monte's recapitalization was charged to net income. In September 1996, Del Monte repurchased PIK notes and, concurrently, exchanged essentially all remaining PIK notes for new PIK notes. In conjunction with this repurchase and exchange, capitalized debt issue costs of $3.6 million, net of a discount on the PIK notes, were written off and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the recapitalization in fiscal 1997, Del Monte recorded a $38.0 million extraordinary loss related to the early retirement of debt. The $38.0 million consisted of previously capitalized debt issue costs of $18.8 million and a note premium payment and a term loan make-whole payment aggregating $19.2 million. In December 1995 and April 1996, Del Monte prepaid part of its term loan and senior secured notes. In conjunction with the early debt retirement, Del Monte recorded an extraordinary loss of $10.3 million. The extraordinary loss consisted of a $5.0 million prepayment premium and a $5.3 million write-off of capitalized debt issue costs related to the early retirement of debt.

(d) Effective July 1, 1995, Del Monte adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The cumulative effect of adopting SFAS No. 121 resulted in a charge to fiscal 1996 net earnings of $7.1 million.

(e) Net income (loss) attributable to the shares of common stock is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock.

(f) Adjusted EBITDA represents EBITDA (income (loss) before provision (benefit) for income taxes, minority interest, extraordinary item, cumulative effect of accounting change and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges, less gains (losses) on sales of divested assets and the results of the Divested Operations (as defined below). Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Since Del Monte has undergone significant structural changes during the periods presented, management believes that this measure provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the core and continuing business of Del Monte by normalizing the effects of operations that have been divested and one-time charges or credits. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net sales (excluding net sales of Divested Operations of $48.1 million and $232.3 million for the years ended June 30, 1997 and 1996).

(g) Depreciation and amortization excluded amortization of $3.0 million, $3.4 million, $3.3 million, $4.7 million and $4.8 million of deferred debt issuance costs for fiscal 2000, 1999, 1998, 1997 and 1996, which are included in the caption "Interest expense." In addition, in fiscal 2000, 1999 and 1998, depreciation and amortization excluded $4.3 million, $9.4 million and $3.0 million of accelerated depreciation, which is included in the caption "Special charges related to plant consolidation."

(h) At the end of fiscal 1997, a distribution agreement expired under which Del Monte sold certain products for Premier Valley Foods (formerly Yorkshire Dried Fruits and Nuts, Inc.) at cost. During fiscal 1996 and the first half of fiscal 1997, Del Monte sold its pudding business, its 50.1% interest in Del Monte Philippines and all of its interest in Del Monte Latin America. These events are collectively referred to as the "Divested Operations."

(i) In the fourth quarter of fiscal 2000, the Company entered into a joint venture to develop the site of a former dried fruit plant location in San Jose. This property had previously been written-down in fiscal 1996 upon initial adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets
      and for Long-Lived Assets to Be Disposed Of". The value assigned to this property which was contributed in the joint venture was higher than the carrying cost resulting in a recapture of the previous write-down. In fiscal 1997, non-cash charges included $6.5 million related to the recognition of an other than temporary impairment of a long-term equity investment.

(j) In fiscal 1999, one-time charges included $2.1 million of costs of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998.

(k) In fiscal 1998, one-time and non-cash charges included $2.9 million of stock compensation and related benefit expense.

(l) In fiscal 1996, other one-time charges included $3.3 million for relocation costs and $5.7 million of costs associated with a significant headcount reduction.

(m) In fiscal 1999, one-time charges included $0.9 million of indirect acquisition-related expenses incurred in connection with the South America Acquisition, as well as $0.5 million of one-time start-up costs, and $2.8 million of inventory step-up due to the purchase price allocation related to the Contadina Acquisition and the South America Acquisition. In fiscal 1998, one-time charges included $6.9 million of indirect acquisition-related expenses incurred in connection with the Contadina Acquisition and $3.4 million of inventory step-up due to the purchase price allocation related to the Contadina Acquisition.

(n) For purposes of determining the ratio of earnings to fixed charges and the deficiency of earnings to cover fixed charges, earnings are defined as income (loss) before extraordinary item, cumulative effect of accounting change and provision (benefit) for income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issue costs) and the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Del Monte during the three-year period ended June 30, 2000. This discussion should be read in conjunction with the audited consolidated financial statements of Del Monte for the three-year period ended June 30, 2000 and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

     Del Monte reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its inventory production cycle, which is highly seasonal. Raw product is harvested and packed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of canned products declines, reflecting, in part, lower levels of promotional activity, the availability of fresh alternatives and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are affected by many factors including industry supply and Del Monte's share of that supply. See "-- Seasonality."

     In 1997, in connection with Del Monte's recapitalization, Del Monte began implementing a new business strategy designed to improve sales and operating margins by: (1) increasing market share and distribution of high margin value-added products; (2) introducing new products and packaging; (3) increasing penetration of high growth distribution channels, such as supercenters and warehouse clubs; (4) achieving cost savings through operating efficiencies, plant consolidations and investments in new and upgraded equipment; and (5) completing strategic acquisitions.

     Consistent with Del Monte's strategy to generate growth through acquisitions, Del Monte consummated the Contadina Acquisition in December 1997. The Contadina Acquisition contributes another established brand and positions Del Monte as the branded market leader in the high margin canned solid tomato category. The Contadina Acquisition also establishes a strong presence for Del Monte in the branded paste-based tomato products category, which includes tomato paste, tomato sauce and pizza sauce. Del Monte believes that Contadina's strong brand recognition, particularly in paste-based tomato products, complements Del Monte's brand leadership in canned solid tomato products and enhances Del Monte's market share and household penetration. Del Monte also reacquired the rights to the Del Monte brand in South America in August 1998. That acquisition has opened a new geographic market for Del Monte.

     In addition to diversifying further Del Monte's revenue base, the Contadina Acquisition expanded Del Monte's processing scale, which has resulted in production cost efficiencies. Moreover, among the facilities acquired by Del Monte was a state-of-the-art manufacturing facility at Hanford, California. In the third quarter of fiscal 1998, Del Monte committed to a plan to consolidate processing operations over a three-year period. As part of these efforts, Del Monte transferred tomato production at its Modesto, California facility to Hanford following the summer 1998 pack. Del Monte converted its Modesto facility to a fruit processing facility that has assumed the production previously conducted at Del Monte's San Jose, California facility and will assume the production currently conducted at the Stockton, California facility. Del Monte closed its San Jose facility in December 1999 and will close its Stockton facility after the production season in 2000. In connection with these actions, Del Monte recorded charges of $6.6 million in the third quarter of fiscal 1998, principally relating to severance. Del Monte incurred additional charges as a result of these plant closures. These charges included accelerated depreciation resulting from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closure of these plants. Accelerated depreciation totaling $4.3 million and $9.4 million was recorded in fiscal 2000 and 1999, respectively, and $3.0 million of such depreciation was recorded in the fourth quarter of fiscal 1998. In addition, Del Monte incurred costs to remove and dispose of those assets, as well as ongoing fixed costs during the Modesto plant reconfiguration and until the sale of the San Jose and Stockton properties. These costs totaled $6.6 million in fiscal 2000 and $4.3 million in fiscal 1999. Del Monte's results over the next three-year period are expected to be affected by related plant consolidation charges as follows: $2.9 million in fiscal 2001, $0.7 million in fiscal 2002, and $0.3 million in fiscal 2003. See Note 12 to the consolidated financial statements for the year ended June 30, 2000. In addition, Del Monte's vegetable processing plant located in Arlington,

Wisconsin was closed in August 1998. Total costs incurred in connection with this closure were $3.5 million primarily relating to asset write-offs. Del Monte recorded this expense in the first quarter of fiscal 1999.

     The plant consolidation plan is a major component of a capital investment program of approximately $100.0 million started by Del Monte a little over three years ago. A total of $94.0 million has been spent on this program as of June 30, 2000. Del Monte's goal for this program is to achieve cumulative cost savings by the end of the fifth year estimated at approximately $170.0 million. As of June 30, 2000, Del Monte estimates that approximately $68.0 million in cumulative cost savings have been generated by this capital investment program.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from Del Monte's consolidated statements of income, expressed as percentages of Del Monte's net sales for such periods:

                                                          FISCAL YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                          2000       1999       1998
                                                          -----      -----      -----
Net sales...............................................  100.0%     100.0%     100.0%
Cost of products sold...................................   63.0       66.4       68.4
Selling, administrative and general expense.............   26.3       24.9       24.1
Special charges related to plant consolidation..........    0.7        1.1        0.7
Acquisition expenses....................................     --        0.1        0.5
                                                          -----      -----      -----
     Operating income...................................   10.0%       7.5%       6.3%
                                                          =====      =====      =====
Interest expense........................................    4.6%       5.2%       5.9%
                                                          =====      =====      =====

     The following table sets forth, for the periods indicated, Del Monte's net sales by product categories, expressed in dollar amounts and as percentages of Del Monte's total net sales for such periods:

                                                          FISCAL YEAR ENDED JUNE 30,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
                                                                (IN MILLIONS)
NET SALES:
  Canned vegetables(a)...............................  $  507.7    $  508.0    $  466.2
  Canned fruit(a)....................................     564.6       562.3       526.5
  Tomato products(a).................................     377.4       423.8       320.6
                                                       --------    --------    --------
       Subtotal domestic.............................   1,449.7     1,494.1     1,313.3
  South America(b)...................................      12.9        10.4          --
  Intercompany sales.................................      (0.5)         --          --
                                                       --------    --------    --------
       Total net sales...............................  $1,462.1    $1,504.5    $1,313.3
                                                       ========    ========    ========

AS A PERCENTAGE OF NET SALES:
  Canned vegetables(a)...............................      34.7%       33.7%       35.5%
  Canned fruit(a)....................................      38.6        37.4        40.1
  Tomato products(a).................................      25.8        28.2        24.4
                                                       --------    --------    --------
       Subtotal domestic.............................      99.1        99.3       100.0
  South America......................................       0.9         0.7          --
  Intercompany sales.................................        --          --          --
                                                       --------    --------    --------
       Total.........................................     100.0%      100.0%      100.0%
                                                       ========    ========    ========

---------------
(a) Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, warehouse clubs, supercenters, mass merchandisers and other grocery retailers, as well as Del Monte's foodservice, food ingredients, export and vegetable private label businesses and military sales.

SEASONALITY

     Del Monte's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Del Monte's historical net sales have exhibited seasonality, with the second and third fiscal quarters having the highest net sales. These two quarters reflect increased sales of Del Monte's products during the holiday period in the United States extending from late November through December, as well as sales associated with the Easter holiday. Lower levels of promotional activity, the availability of fresh produce and other factors have historically affected net sales in the first fiscal quarter. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix. Del Monte's fruit operations have a greater percentage of annual sales and cost of products sold in the first fiscal quarter, as compared to its vegetable and tomato operations, due principally to increased sales of fruit cups during the "back to school" period. Del Monte's vegetable and fruit operations have a greater percentage of annual sales and cost of products sold in the second and third fiscal quarters, principally due to the year-end holiday season, and sales of ketchup and related cost of products sold typically increase in the fourth fiscal quarter. Selling, administrative and general expense tends to be greater in the first half of the fiscal year, reflecting promotional expenses relating to the "back to school" period and the year-end holiday season, while Easter is the only major holiday in the second half of the fiscal year.

     The annual production volume of vegetable, fruit and tomatoes is driven by projected demand in the following year. Annual production is also influenced by general seasonal fluctuations primarily due to weather and overall growing conditions.

     Del Monte ended fiscal 2000 with higher than desired inventory levels. In order to reduce certain inventory levels, production volumes will be lower during the 2000 production season. This lower pack will result in higher fixed costs per case. These higher costs are expected to increase costs of products sold as expressed as a percentage of net sales, but are not expected to significantly impact overall profitability.

FISCAL 2000 VS. FISCAL 1999

     Net Sales. Consolidated net sales for fiscal 2000 decreased by $42.4 million, or 2.8%, from fiscal 1999. (Approximately 0.9% of consolidated net sales were generated by Del Monte's South American business in fiscal 2000.) The decrease in sales in the current year primarily reflects the Company's strategy to shift emphasis towards sales of higher margin products and to reduce emphasis on lower margin commodity items. This resulted in a decrease in sales in the foodservice/food ingredients channel. Excluding the foodservice/food ingredients channel, net sales for the year increased approximately one percent over last year, primarily reflecting continued growth in the club and mass merchandisers channel and growth from new products (Fruit-to-Go and continued expansion of Orchard Select) offset by lower sales in the retail tomato business. Ketchup sales declined due to strong competitive activity; additionally, tomato sauce sales declined due to less aggressive merchandising.

     Although net sales were down as compared to prior year, the Company's market share increased in all three major processed food categories. In fiscal 2000, Del Monte's market share for Del Monte branded vegetables, based on case volume, was 23.7% versus 21.3% in the previous year, while Del Monte's market share for Del Monte branded fruit products was 44.2% compared to 42.8% for the previous year. Del Monte's market share for solid tomato products was 17.5% in fiscal 2000 compared to 17.0% in the fiscal 1999.

     Cost of Products Sold. Costs decreased by $77.8 million in fiscal 2000 as compared to fiscal 1999, with cost of products sold expressed as a percentage of net sales of 63.0% in fiscal 2000 and 66.4% in fiscal 1999. The decrease in costs in fiscal 2000 was primarily due to lower sales. In addition, the decrease in cost of products sold as a percentage of net sales was due to lower costs as a result of capital spending initiatives and other favorable cost reductions, as well as a favorable sales mix of higher margin products.

     Selling, Administrative and General Expense. Selling, administrative and general expense as a percentage of net sales was 26.3% and 24.9% in fiscal 2000 and 1999, respectively. Selling, administrative and general expense for fiscal 2000 was higher due to an investment in new products and in order to support growth in the retail business.

     Research and development costs of $6.6 million and $6.2 million in fiscal 2000 and 1999, respectively, were included in general and administrative expenses.

     Special Charges Related to Plant Consolidation. Del Monte incurred special charges of $10.9 million in fiscal 2000 compared to special charges of $17.2 million in the prior year. These charges included accelerated depreciation expense of $4.3 million and $9.4 million in fiscal 2000 and fiscal 1999, respectively, resulting from the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof. Special charges for fiscal 2000 and 1999 also included $5.9 million and $2.4 million, respectively, of on-going fixed costs and other period costs primarily incurred at the Modesto facility while under reconfiguration. Costs incurred for removal of tomato and fruit processing equipment to be disposed of totaled $2.7 million and $1.9 million in fiscal 2000 and 1999, respectively. Also included in fiscal 2000 was a reduction of $1.3 million in the severance accrual established in fiscal 1998, and a reduction of the accrual related to the Arlington plant closure of $0.7 million as the proceeds of the sale of the plant exceeded original projections.

     Interest Expense. Interest expense decreased 13.5% in fiscal 2000 compared to fiscal 1999. This decrease was due to the lower average outstanding debt balances.

     Other (Income) Expense. Other expense for fiscal 2000 decreased as compared to fiscal 1999 due to the inclusion in 1999 of expenses related to the withdrawn July 1998 public equity offering.

     Provision (Benefit) for Income Taxes. The income tax benefit of $53.6 million was primarily attributable to the release of the majority of the valuation allowance. Management evaluated the available evidence and concluded it is more likely than not that the Company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company's current, as well as recent cumulative profitability.

     Net Income before Extraordinary Item. Net income for fiscal 2000 increased by $100.3 million compared to the same period of prior year. The increase in net income is primarily due to the recognition of the valuation allowance, a more profitable mix of products sold and reduced plant consolidation costs.

     Extraordinary Item. In conjunction with the repayment of $31.0 million of senior subordinated notes, Del Monte recorded an extraordinary loss. The extraordinary item charge consisted of the write-off of $1.5 million of previously capitalized debt issue costs related to the redeemed notes and original issue discount and $3.7 million of redemption premiums, net of tax benefit.

FISCAL 1999 VS. FISCAL 1998

     South America Acquisition. On July 10, 1998, Del Monte entered into an agreement with Nabisco Inc. ("Nabisco") to reacquire rights to the Del Monte brand in South America from Nabisco, Inc. and to purchase Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant in Venezuela. The transaction closed on August 28, 1998 for a cash purchase price of $31.8 million. In connection with this acquisition, Del Monte incurred approximately $0.9 million of indirect acquisition expenses. RJR Nabisco had retained ownership of the Del Monte brand in South America and the Del Monte business in Venezuela when it sold other Del Monte businesses in 1990. This transaction was accounted for using the purchase method of accounting. The purchase price was allocated as $3.1 million to inventory, $0.5 million to property, plant and equipment and $28.2 million representing intangible assets.

     Net Sales. Consolidated net sales for fiscal 1999 increased by $191.2 million, or 14.6%, compared to fiscal 1998, primarily due to higher volumes in the vegetable and fruit businesses, sales growth of 38% over prior year in the club and mass merchandisers channel and Contadina product sales (which accounted for $95.1 million of the increase in fiscal 2000 primarily due to a full year of Contadina versus six months in fiscal 1998). Approximately 0.7% of consolidated net sales were generated by Del Monte's South American business. The following discusses the increases within Del Monte's major product lines. Vegetable product sales increased due to the successful implementation of a new vegetable marketing strategy, which has resulted in merchandising efficiencies, the impact of improved packaging in club stores and a higher margin product mix. Fruit product sales increased in fiscal 1999 as compared to the prior year, primarily due to the introduction of new products (FruitRageous and Fruit Pleasures single-serve fruit products and the Orchard

Select fruit-in-glass product), which began national distribution during the first quarter of fiscal 1999. Fruit product sales also increased due to growth in the higher margin categories of fruit cups, specialty fruit and buffet fruit. In fiscal 1999, Del Monte's market share for Del Monte branded vegetables, based on case volume, was 21.3% versus 20.0% in the previous year, while Del Monte's market share for Del Monte branded fruit products was 42.8% compared to 42.2% for the previous year. Del Monte's market share for solid tomato products was 17.0% in fiscal 1999 compared to 16.5% in the previous year.

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

     Selling, Administrative and General Expense. Selling, administrative and general expense increased by $58.9 million for fiscal 1999 compared to fiscal 1998. The increase in selling, administrative and general expense was primarily due to higher marketing costs associated with the introduction of new products, promotion cost increases resulting from higher volumes of product sold (including the increase due to the acquisition of Contadina) and increased spending resulting from higher levels of promotional activity.

     Included in general and administrative expenses are research and development costs of $6.2 million and $5.3 million for fiscal 1999 and 1998. Research and development spending in fiscal 1999 and 1998 remained focused on strategic spending to maintain the existing business and to develop product line extensions.

     Special Charges Related to Plant Consolidation. Del Monte incurred special charges of $17.2 million in fiscal 1999 compared to special charges of $9.6 million ($6.6 million severance accrual and $3.0 million accelerated depreciation) in fiscal 1998. Special charges for fiscal 1999 included $9.4 million of accelerated depreciation related to buildings and machinery and equipment that will no longer be needed following the consolidation of the operations of two fruit processing plants and two tomato processing plants as compared to $3.0 million in fiscal 1998 related to accelerated depreciation. The plant consolidation plan was not implemented until the end of fiscal 1998, therefore, only three months of accelerated depreciation was included in prior year's special charges as compared to twelve months of accelerated depreciation in the current year. Special charges for fiscal 1999 also included $2.4 million of on-going fixed costs and other period costs incurred at the Modesto facility while under reconfiguration, as well as a $1.9 million charge, recorded during the second quarter of fiscal 1999, representing costs to be incurred for removal of tomato processing equipment to be disposed of. In addition, special charges for 1999 also included $3.5 million, representing primarily the write-down to fair value of assets held for sale related to the closure of the Arlington, Wisconsin plant, which was recorded in the first quarter of fiscal 1999.

     Interest Expense. Interest expense was relatively flat in fiscal 1999. Debt balances increased significantly in mid fiscal 1998 due to the Contadina Acquisition. However, after the February 1999 public equity offering, debt balances decreased in fiscal 1999 since the proceeds of the offering were used primarily to repay debt.

     Other Expense. Other expense for fiscal 1999 represented expenses of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998. These expenses were charged to earnings during the first quarter of fiscal 1999 upon the withdrawal of that offering.

     Provision (Benefit) for Income Taxes. As of June 30, 1999, Del Monte had $53.4 million in net operating loss carryforwards for tax purposes, which will expire between 2009 and 2012.

     Net Income before Extraordinary Item. Net income before extraordinary item for fiscal 1999 was $32.7 million compared to net income of $5.5 million in fiscal 1998. This increase was primarily due to an increase in operating income resulting from higher net sales and more favorable manufacturing and product costs in fiscal 1999 compared to fiscal 1998. The increase was somewhat offset by higher special charges related to plant consolidation and costs of the withdrawn July 1998 public equity offering.

     Extraordinary Item. Proceeds of the February 1999 public equity offering were used to redeem preferred stock and a portion of the outstanding subordinated notes and to repay senior debt. The extraordinary item charge consisted of the write-off of $5.5 million of previously capitalized debt issue costs related to the redeemed notes and early debt retirement and $13.7 million of redemption premiums.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS Nos. 137 and 138). SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Based on the Company's current limited use of derivative instruments, Del Monte anticipates that adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 is to be adopted for fiscal years beginning after December 15, 1999, which for the Company would be fiscal year 2001. SAB 101 addresses various topics in revenue recognition. The Company is currently analyzing SAB 101, however based on management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of Accounting Principles Board Opinion ("APB") No. 25". FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that its current accounting policies are in conformity with this interpretation, and does not believe that FIN 44 will have a material effect on the Company's consolidated financial statements.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". This issue addresses the income statement classification for shipping and handling fees and costs by companies. The Company believes that its current accounting policies are in conformity with this issue, and does not believe that EITF 00-10 will have a material effect on the Company's consolidated financial statements.

     In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. The Company is currently analyzing EITF 00-14, however based on management's current understanding and interpretation, EITF 00-14 is not expected to have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Del Monte's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility (the "Revolver") are Del Monte's primary sources of liquidity.

     Management believes that cash flow from operations and availability under the Revolver will provide adequate funds for Del Monte's working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months.

     Del Monte's ability to fund its cash requirements and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow. These are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Del Monte's control.

     As part of its business strategy, Del Monte continuously reviews acquisition opportunities. Del Monte believes that any acquisition would likely require the incurrence of additional debt, which could exceed amounts available under the Bank Financing (as defined in "Financing Activities -- 2000 Activity"). As a result, completion of any such acquisition could require the consent of the lenders under the Bank Financing and the amendment and restatement of the terms thereof, including to permit Del Monte's compliance with its covenants. Del Monte cannot predict whether, or the terms on which, the lenders under the Bank Financing would grant their consent.

  Operating Activities

     The working capital position of Del Monte is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. Del Monte uses funds from its Revolver, which provides for a $350.0 million line of credit, to finance the seasonal working capital needs of its operations.

     In fiscal 2000, cash used in operating activities was $7.1 million primarily, due to an increase in inventories. In fiscal 1999, cash provided by operations was $96.1 million, primarily, due to a significant increase in sales.

  Investing Activities

     In fiscal 2000, cash used in investing decreased by $20.3 million as compared to fiscal 1999, primarily due to the purchase of the South American business in fiscal 1999. In fiscal 1999, cash used in investing decreased by $135.8 million as compared to fiscal 1998 due to the purchase of Contadina in fiscal 1998.

     Capital expenditures for fiscal 2000 were $67.8 million, including $11.0 million for the purchase of the Cambria, Wisconsin plant and approximately $0.6 million for domestic environmental compliance, as Del Monte continued its implementation of a program which is intended to generate cost savings by introducing new equipment that would result in general production efficiencies. Of the remaining $56.2 million of capital expenditures for fiscal 2000, Del Monte spent approximately $21.5 million in connection with its plans to consolidate processing operations and $34.7 million for general manufacturing improvements. Del Monte plans an aggregate of approximately $50.0 million in capital expenditures for fiscal 2001 with approximately $5.5 million of those expenditures to be incurred in connection with the Company's continuing program to consolidate processing operations. Del Monte continually evaluates its capital expenditure requirements, and such plans are subject to change depending on market conditions, Del Monte's cash position, the availability of alternate means of financing and other factors. Del Monte expects to fund capital expenditures from internally generated cash flows and by borrowing from available financing sources.

  Financing Activities -- 2000 Activity

     Credit Agreement Amendment and Repayment of a Portion of 12 1/4% Notes. On January 14, 2000, the Company amended its senior credit agreement with respect to its Revolver and term loan facility (Term A Loan and Term B Loan, collectively the "Term Loan", and together with Revolver, the "Bank Financing"). The amendment provided for additional borrowing capacity (up to $100.0 million) under either the Revolver or Term B Loan. The proceeds of this borrowing were used to reduce the Revolver balance. Under this provision, the Company increased its Term B borrowings by $100.0 million in August 2000. The amendment also adjusted certain financial covenants to reflect changes in the Company's recent financial performance. The amendment did not change the Revolver's expiration date, the Term Loan maturity dates or the terms of the pricing schedule.

     The amendment allowed the prepayment of up to $35.0 million of senior subordinated notes. During February 2000, the Company repurchased $31.0 million of 12 1/4% notes through the use of funds that carry a lower interest rate. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax benefit of $0.9 million) was recorded, consisting of prepayment premiums and a write-off of capitalized deferred debt issue costs and original issue discount.

  Financing Activities -- 1999 Activity

     Public Equity Offering. On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of common stock sold by Del Monte and 3,333,000 shares of common stock sold by certain stockholders of Del Monte, was consummated at an initial offering price of $15.00 per share. Del Monte received net proceeds of $229.7 million. Total common shares outstanding after the offering were 52,163,943. Del Monte used a portion of the net proceeds from the public equity offering to redeem $45.6 million of its redeemable preferred stock, including $2.3 million of unamortized discount, $10.0 million of accreted dividends and $0.7 million of redemption premium. Del Monte also used $57.4 million of the net proceeds to redeem a portion of its senior discount notes, including $1.5 million of accrued interest and $6.4 million of redemption premium. Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63.3 million of its indebtedness under its bank term loans, to redeem $61.8 million of its senior subordinated notes, including $0.9 million of accelerated amortization of original issue discount, $2.7 million of accrued interest and $6.6 million of redemption premium, and to repay $1.6 million of indebtedness under the Revolver.

  Financing Activities -- 1998 Activity

     Contadina Acquisition. In connection with the $194.9 million Contadina Acquisition, Del Monte issued the senior discount notes (the "Del Monte Notes") with an aggregate principal amount at maturity of $230.0 million and received gross proceeds of $125.5 million. The Del Monte Notes accrue interest at 12.50% which accretes on each June 15 and December 15 through December 15, 2002, after which time interest is required to be paid in cash until maturity. The Del Monte Notes mature on December 15, 2007. A portion of the net proceeds from the February 1999 public equity offering was used to redeem 35% of the Del Monte Notes.

     In connection with the Contadina Acquisition, Del Monte also amended the Bank Financing and certain related debt covenants to permit additional funding under the existing Term B Loan in an amount of $50.0 million, thus increasing the aggregate amount outstanding at that time under the Term Loan to $430.0 million.

  Restrictive Covenants

     The DMC Notes, the Del Monte Notes, Term Loan and Revolver agreements contain restrictive covenants which require Del Monte to meet certain financial tests, including minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. Del Monte was in compliance with all debt covenants at June 30, 2000. The credit agreements applicable to DMC generally limit through restricted payment covenants the ability of DMC to make cash payments to Del Monte, thereby limiting Del Monte's ability to pay monetary dividends.

  Pension Funding

     As described more fully in Note 8 of the audited consolidated financial statements as of and for the year ended June 30, 2000, Del Monte's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. It had been Del Monte's policy to fund Del Monte's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with Del Monte's recapitalization, Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation dated April 7, 1997 whereby Del Monte contributed $15.0 million within 30 days after the consummation of the recapitalization. Del Monte contributed $15.0 million in calendar 1998 and $9.0 million in calendar 1999. Del Monte will contribute a minimum of $8.0 million in calendar 2000, of which $4.0 million has been paid by June 30, 2000. Del Monte will also contribute a minimum of $8.0 million in calendar 2001, for a total of $55.0 million. The contributions required to be made in 2000 and 2001 have been secured by a $14.0 million letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement.

  Environmental Matters

     Del Monte spent approximately $1.8 million on domestic environmental expenditures from fiscal 1998 through fiscal 2000, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. Del Monte projects that it will spend an aggregate of approximately $3.1 million in fiscal 2001 and 2002 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. Del Monte believes that its liabilities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and other environmental liabilities will not have a material adverse effect on Del Monte's financial position or results of operations. See "Business -- Environmental Compliance".

  Tax Net Operating Loss Carryforwards

     As of June 30, 2000, Del Monte had $37.5 million in net operating loss carryforwards for tax purposes, which will expire in 2012. Applicable laws may limit Del Monte's use of these net operating loss carryforwards in any year.

  Inflation

     Del Monte's costs are affected by inflation and Del Monte may experience the effects of inflation in future periods. However, Del Monte has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT POLICIES

     Del Monte's primary market risk exposure is that of interest rate risk. Del Monte has entered into interest-rate cap agreements limiting Del Monte's exposure to interest rate increases, thus limiting the impact of interest-rate increases on future income. Del Monte uses derivatives only for purposes of managing risk associated with the underlying exposures. Del Monte does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in Del Monte's best interest and that any resulting market risk exposure would not materially effect Del Monte's operating results. (Market risk exposure has been defined as the change in fair value of a derivative financial instrument assuming a hypothetical 10% adverse change in market rates.)

     Del Monte also has an insignificant degree of market risk exposure in regards to currency risk. Except for sales within South America by Del Monte's subsidiaries in Columbia and Venezuela, Del Monte requires payment in United States currency. If non-United States domiciled customers' local currency devalues significantly against the United States dollar, the customers could potentially encounter difficulty in making the United States dollar-denominated payments.

     Del Monte does not believe it has any material commodity risk since Del Monte purchases most of its raw product requirements under arrangements whereby pricing has not fluctuated significantly in recent years. See
"Business -- Supply and Production" and Note 10 to the audited consolidated financial statements for the year ended June 30, 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The future operating results of Del Monte may be materially affected by a number of factors, including, among others, those factors discussed below.

     This annual report also contains forward-looking statements, including those in the sections captioned "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data". Statements that are not historical facts, including statements about Del Monte's beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time Del Monte makes the statements, and you should not place undue reliance on them. Del Monte does not undertake to update any of these statements in light of new information or future events.

     Forward-looking statements involve inherent risks and uncertainties. Del Monte cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors discussed below.

     Our High Leverage Could Adversely Affect Our Business. Del Monte is highly leveraged. Del Monte can incur additional indebtedness, even though its principal credit facility imposes some limits on the ability to do so. Because its business is seasonal, Del Monte's borrowings fluctuate significantly during the year, generally peaking in September and October. Del Monte's high degree of leverage can have important adverse consequences, such as:

     - Limiting Del Monte's ability to obtain additional financing;

     - Limiting Del Monte's ability to invest operating cash flow in its business;

     - Limiting Del Monte's ability to compete with companies that are not as highly leveraged;

     - Increasing Del Monte's vulnerability to economic downturns and changing market conditions; and

     - Increasing Del Monte's vulnerability to fluctuations in market interest rates.

     Del Monte's ability to pay its debt service depends partly on its performance. Del Monte's financial position could also prevent it from obtaining necessary financing at favorable rates, including at times when it must refinance maturing debt. If Del Monte cannot pay its debt service and meet its other liquidity needs from operating cash flow, it could have substantial liquidity problems. If Del Monte defaults on any of its debt, the relevant lenders could accelerate the maturity of the debt and take other actions that could adversely affect Del Monte. For example, in the event of a default under Del Monte's Bank Financing, the lenders could foreclose on the security for the facility, which includes virtually all of the assets of Del Monte.

     Our Business is Highly Competitive. Many companies compete in the domestic canned vegetable, fruit and tomato product categories. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. Del Monte faces strong competition from these and other companies in all its product lines. Important competitive considerations include the following:

     - Some of Del Monte's competitors have greater financial resources and operating flexibility;

     - Several of Del Monte's product lines are sensitive to competition from regional brands, and many of Del Monte's product lines compete with imports, private label products and fresh alternatives;

     - Del Monte cannot predict the pricing or promotional actions of its competitors or whether they will have a negative effect on Del Monte. Also, when Del Monte raises its prices, Del Monte may lose market share to its competitors; and

     - The canned food industry has in the past experienced processing over-capacity, which could create an imbalance in supply and demand that depresses sales volumes or prices.

     - Tri Valley Growers, a significant competitor in the canned fruit business, filed for bankruptcy on July 10, 2000. If Tri Valley, chooses to drop prices or increase discounts materially in order to generate cash due to its financial situation, that could negatively impact Del Monte's fruit and tomato businesses.

     Our Business Strategy Poses Special Risks Associated with Our Ability to Reduce Costs, Reach Targeted Customers and Complete Acquisitions
Successfully. The success of Del Monte's business strategy depends in part on its ability to reduce costs. Del Monte's performance also depends on its ability to increase sales of its higher margin products and to increase product distribution through high volume warehouse clubs. Del Monte also plans to increase operating results through acquisitions. All of these plans involve risks, including the following:

     - Del Monte is converting its Modesto facility from tomato to fruit processing. Following its seasonal 2000 pack of fruit, Del Monte will shut down the Stockton facility for consolidation into Modesto. To assure production capacity for the 2001 fruit harvest, Del Monte must complete the conversion of the Modesto facility by June 2001. If Del Monte does not meet this timetable to any significant degree, fruit production could be materially reduced;

     - Del Monte may not complete capital projects on time or within budget;

     - Cost saving measures can sometimes impair a company's ability to respond rapidly to changes in the industry;

     - Warehouse clubs and mass merchandisers do not enter into long-term contracts and purchase products based on their inventory levels. They can stop purchasing Del Monte's products at any time;

     - Acquisitions could require the consent of Del Monte's main bank lenders;

     - Del Monte may not be able to integrate successfully acquired businesses, including personnel, operating facilities and information systems, into its existing operations; and

     - In pursuing acquisitions, Del Monte could incur substantial additional debt and contingent liabilities.

     Severe Weather Conditions and Natural Disasters Can Affect Crop Supplies and Reduce Our Operating Results. Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of Del Monte's products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in Del Monte's production schedules if harvests are delayed.

     Our Operating Results Are Highly Seasonal. Del Monte does not manufacture the majority of its products continuously, but instead has a production period that is limited to approximately three to four months during the summer each year. Del Monte's working capital requirements are also seasonal and are most significant in the first and second fiscal quarters. Del Monte's sales tend to peak in the second and third fiscal quarters each year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales generally decline, mainly due to less promotional activity and the availability of fresh produce.

     Our Business is Subject to the Risk of Environmental Liability. As a result of its agricultural, food processing and canning activities, Del Monte is subject to various environmental laws and regulations. Del Monte has been named as a potentially responsible party ("PRP") and may be liable for environmental investigation and remediation costs at certain designated "Superfund Sites" under CERCLA or under similar state laws. Del Monte may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed. Also, under the federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of such actions and future actions on the availability and use of pesticides could have a material adverse impact on Del Monte's financial position or results of operations.

     TPG Continues to Control Del Monte. TPG Partners, L.P. and some of its affiliates (collectively, "TPG") own 46.6% of the common stock. TPG's large interest may also discourage, delay, deter or prevent a change in control of Del Monte or discourage bids for the common stock at a premium price. Del Monte also has contractual relationships with TPG, under which TPG provides it with financial advisory and other services. These arrangements could give rise to conflicts of interest.

     Our Debt Covenants Can Restrict Our Operating Flexibility. Del Monte is subject to various financial and operating covenants under its principal credit facility, including limitations on asset sales, the amount of debt it can incur or repay and the amount and kind of distributions that it and its subsidiaries may make. Del Monte must also meet specified financial ratios and tests, including minimum net worth, minimum fixed charge coverage and maximum leverage ratios. Del Monte has pledged substantially all of its assets to secure its bank and other debt.

     Our Brand Name Could Be Confused with Names of Other Companies. Del Monte has licensed the Del Monte brand name to various unaffiliated companies internationally and, for some of its products, in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for the common stock and demand for Del Monte's products.

     Fluctuation in Market Price of the Common Stock. The common stock has a limited trading history. Although the common stock is listed on the New York Stock Exchange and the Pacific Exchange, an active trading market may not be sustained. The market price could also fluctuate substantially in response to various factors and events, including the liquidity of the market for the common stock, differences between Del Monte's actual performance and that expected by investors and analysts, changes in analysts' recommendations or projections, pricing and competition in Del Monte's industry, new statutes or regulations and changes in general market conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   33
Consolidated Balance Sheets -- June 30, 2000 and 1999.......   34
Consolidated Statements of Income -- Years ended June 30,
  2000, 1999 and 1998.......................................   35
Consolidated Statements of Stockholders' Equity
  (Deficit) -- Years ended June 30, 2000, 1999 and 1998.....   36
Consolidated Statements of Cash Flows -- Years ended June
  30, 2000, 1999 and 1998...................................   37
Notes to Consolidated Financial Statements..................   38

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Del Monte Foods Company

     We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

July 21, 2000
San Francisco, California

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $    5.1    $   6.9
  Trade accounts receivable, net of allowance...............     109.2      139.0
  Inventories...............................................     425.3      343.0
  Deferred tax asset........................................      12.3         --
  Prepaid expenses and other current assets.................      25.9       12.6
                                                              --------    -------
          TOTAL CURRENT ASSETS..............................     577.8      501.5
Property, plant and equipment, net..........................     341.8      312.5
Deferred tax assets.........................................      61.9         --
Intangibles, net............................................      41.6       43.3
Other assets, net...........................................      17.6       14.7
                                                              --------    -------
          TOTAL ASSETS......................................  $1,040.7    $ 872.0
                                                              ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  238.9    $ 267.1
  Short-term borrowings.....................................     153.5       15.7
  Current portion of long-term debt.........................      35.6       31.4
                                                              --------    -------
          TOTAL CURRENT LIABILITIES.........................     428.0      314.2
Long-term debt..............................................     443.0      496.3
Other noncurrent liabilities................................     159.1      179.9
                                                              --------    -------
          TOTAL LIABILITIES.................................   1,030.1      990.4
                                                              --------    -------
Stockholders' equity (deficit):
  Common stock ($0.01 par value per share, shares
     authorized: 500,000,000; issued and outstanding:
     52,219,792 in 2000 and 52,171,537 in 1999).............       0.5        0.5
  Notes receivable from stockholders........................      (0.4)      (0.4)
  Additional paid-in capital................................     400.1      399.8
  Retained earnings (deficit)...............................    (389.6)    (518.3)
                                                              --------    -------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............      10.6     (118.4)
                                                              --------    -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)........................................  $1,040.7    $ 872.0
                                                              ========    =======

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Net sales...................................................  $1,462.1    $1,504.5    $1,313.3
Cost of products sold.......................................     920.5       998.3       898.2
Selling, administrative and general expense.................     384.2       375.3       316.4
Special charges related to plant consolidation..............      10.9        17.2         9.6
Acquisition expense.........................................        --         0.9         6.9
                                                              --------    --------    --------
          OPERATING INCOME..................................     146.5       112.8        82.2
Interest expense............................................      67.1        77.6        77.5
Other expense (income)......................................        --         2.0        (1.3)
                                                              --------    --------    --------
          INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
            ITEM............................................      79.4        33.2         6.0
Provision (benefit) for income taxes........................     (53.6)        0.5         0.5
                                                              --------    --------    --------
          INCOME BEFORE EXTRAORDINARY ITEM..................     133.0        32.7         5.5
Extraordinary loss from early debt retirement, net of tax
  benefit...................................................       4.3        19.2          --
                                                              --------    --------    --------
          NET INCOME........................................  $  128.7    $   13.5    $    5.5
                                                              ========    ========    ========
Basic net income per common share:
  Income before extraordinary item..........................  $   2.55    $   0.69    $   0.01
  Net income................................................      2.47        0.23        0.01
Diluted net income per common share:
  Income before extraordinary item..........................  $   2.50    $   0.68    $   0.01
  Net income................................................      2.42        0.23        0.01

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                       NOTES                                    TOTAL
                                 COMMON STOCK        RECEIVABLE    ADDITIONAL   RETAINED    STOCKHOLDERS'
                              -------------------       FROM        PAID-IN     EARNINGS       EQUITY
                                SHARES     AMOUNT   STOCKHOLDERS    CAPITAL     (DEFICIT)     (DEFICIT)
                              ----------   ------   ------------   ----------   ---------   -------------
Balance at June 30, 1997....  26,815,880    $ --       $  --         $128.5      $(527.3)      $(398.8)
Amortization of redeemable
  preferred stock
  discount..................                                           (0.3)                      (0.3)
Notes issued to
  stockholders..............                            (0.4)                                     (0.4)
Issuance of shares..........   8,679,178                               44.2                       44.2
Net income..................                                                         5.5           5.5
                              ----------    ----       -----         ------      -------       -------
Balance at June 30, 1998....  35,495,058      --        (0.4)         172.4       (521.8)       (349.8)
Amortization of redeemable
  preferred stock
  discount..................                                           (2.3)                      (2.3)
Payment of preferred stock
  dividends.................                                                       (10.0)        (10.0)
Issuance of shares..........  16,676,479     0.5                      250.0                      250.5
Costs of public equity
  offering..................                                          (20.3)                     (20.3)
Net income..................                                                        13.5          13.5
                              ----------    ----       -----         ------      -------       -------
Balance at June 30, 1999....  52,171,537     0.5        (0.4)         399.8       (518.3)       (118.4)
Issuance of shares..........      48,255                                0.3                        0.3
Net income..................                                                       128.7         128.7
                              ----------    ----       -----         ------      -------       -------
Balance at June 30, 2000....  52,219,792    $0.5       $(0.4)        $400.1      $(389.6)      $  10.6
                              ==========    ====       =====         ======      =======       =======

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
OPERATING ACTIVITIES:
  Net income................................................  $ 128.7    $  13.5    $   5.5
  Adjustments to reconcile net income to net cash flows:
     Extraordinary loss from early debt retirement, net of
       tax benefit..........................................      4.3       19.2         --
     Net loss (gain) on disposal/revaluation of assets......     (2.2)       4.7        1.3
     Noncash interest expense...............................     12.6       14.0        8.5
     Depreciation and amortization..........................     39.6       46.3       34.6
     Deferred taxes.........................................    (74.2)        --         --
     Stock option compensation expense......................       --         --        1.8
     Changes in operating assets and liabilities net of
       effects of acquisition:
       Accounts receivable..................................     29.8      (31.5)     (40.3)
       Inventories..........................................    (82.3)      26.4       73.7
       Prepaid expenses and other current assets............    (13.3)       7.8       (5.0)
       Other assets.........................................     (2.0)       0.4        0.2
       Accounts payable and accrued expenses................    (35.5)       8.5       27.6
       Other non-current liabilities........................    (12.6)     (13.2)     (10.9)
                                                              -------    -------    -------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES......................................     (7.1)      96.1       97.0
                                                              -------    -------    -------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (56.8)     (55.0)     (32.1)
  Proceeds from sales of assets.............................      1.9        0.6        5.0
  Acquisition of plant......................................    (11.0)        --         --
  Acquisition of business...................................       --      (31.8)    (194.9)
                                                              -------    -------    -------
          NET CASH USED IN INVESTING ACTIVITIES.............    (65.9)     (86.2)    (222.0)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
  Short-term borrowings.....................................    492.2      494.3      300.2
  Payment on short-term borrowings..........................   (354.4)    (478.6)    (382.0)
  Proceeds from long-term borrowings........................       --         --      175.6
  Principal payments on long-term debt......................    (62.4)    (197.3)      (1.9)
  Deferred debt issuance costs..............................     (0.8)        --       (6.9)
  Prepayment penalty........................................     (3.7)     (13.7)        --
  Preferred stock dividends.................................       --      (10.0)        --
  Preferred stock redemption................................       --      (35.0)        --
  Proceeds from issuance of common and preferred stock......       --      250.0       42.4
  Equity offering costs.....................................       --      (20.3)        --
  Other.....................................................      0.3        0.7       (0.4)
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     71.2       (9.9)     127.0
                                                              -------    -------    -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     (1.8)        --        2.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      6.9        6.9        4.9
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   5.1    $   6.9    $   6.9
                                                              =======    =======    =======

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Business and Segment Information: Del Monte Foods Company ("Del Monte") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (Del Monte together with DMC, "the Company") operate in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetable, fruit and tomato products. Del Monte primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. Del Monte holds the rights to the Del Monte brand for processed foods in the United States and in South America and to the Contadina brand world-wide.

     Basis of Presentation: In the second quarter of fiscal 2000, the financial statements were reformatted to extend dollars in millions out to one decimal place. All prior periods have been conformed to the current presentation. Minor rounding differences may result in prior periods due to this change in presentation.

     Principles of Consolidation: The consolidated financial statements include the accounts of Del Monte and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in joint ventures under the equity method of accounting, whereby the investment in joint venture is adjusted for the Company's share of the profit or loss of the joint venture.

     Use of Estimates: Certain amounts reported in the consolidated financial statements are based on management estimates. The ultimate resolution of these items may differ from those estimates.

     Cash Equivalents: Del Monte considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Inventories: Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the LIFO method. Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items. Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO method as of July 1, 1991. As of June 30, 2000 and 1999, the LIFO reserve was a debit balance of $12.8 and $5.7, respectively.

     Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements -- 10 to 30 years; buildings and leasehold improvements -- 10 to 30 years; machinery and equipment -- 7 to 15 years; computer software -- 2 to 10 years. Depreciation of plant and equipment and leasehold amortization was $34.8, $41.3 and $31.5 for the years ended June 30, 2000, 1999 and 1998.

     Intangibles: Intangibles consist of goodwill, trade names and trademarks, and are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 20 to 40 years. Amortization expense was $1.8, $1.6 and $0.2 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Environmental Remediation: Del Monte accrues for losses associated with environmental remediation obligations when such losses are probable, and the amounts of such losses are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     Revenue Recognition: Revenue from sales of product, and related cost of products sold, is recognized upon shipment of product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. In the year ended June 30, 2000, one customer accounted for approximately 13% of net sales.

     Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

     Advertising Expenses: Del Monte expenses all costs associated with advertising as incurred or when the advertising first takes place. Advertising expense was $3.6, $4.3 and $1.6 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Research and Development: Research and development costs are included as a component of "Selling, administrative and general expense." Research and development costs charged to operations were $6.6, $6.2 and $5.3 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Interest Rate Contracts: To manage interest rate exposure, Del Monte uses interest-rate cap agreements, and has used interest-rate swap agreements. These agreements involve the payment of fixed rate amounts in exchange for the receipt of floating rate interest over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets.

     Foreign Currency Translation: For Del Monte's operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.

     Fair Value of Financial Instruments: The carrying amount of certain of Del Monte's financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The carrying amounts of Del Monte's borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the senior subordinated notes and the senior discount notes, approximate their fair value. At June 30, 2000, the fair value of the senior subordinated notes with a carrying amount of $65.6 was $69.5 and of the senior discount notes with a carrying value of $110.4 was $111.5, as estimated based on quoted market prices from dealers.

     The fair value of the interest rate cap agreements is the estimated amount that Del Monte would receive to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties. The fair value of the interest rate cap agreements at June 30, 2000 was insignificant.

     Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " requires that Del Monte review assets held and used, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. The statement also requires that all long-lived assets, for which management has committed to a plan to dispose, be reported at the lower of carrying amount or fair value.

     Stock Option Plan: Del Monte accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as allowed under SFAS No. 123. Accordingly,

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

compensation cost is measured as the excess, if any, of the fair value of Del Monte's stock at the date of the grant over the price the employee must pay to acquire the stock.

     Net Income per Common Share: Net income per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period (Note 6). Net income attributable to common shares is computed as net income reduced by the cash and in-kind dividends for the period in which redeemable preferred stock was outstanding.

     Comprehensive Income: Del Monte has no significant items of other comprehensive income in any period presented. Therefore, net income as presented in the Consolidated Statements of Income equals comprehensive income.

     Reclassifications: Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     South America Acquisition. On August 28, 1998, Del Monte reacquired rights to the Del Monte brand in South America from Nabisco Inc. and purchased Nabisco's canned vegetable and tomato business in Venezuela, including a food processing plant, for a cash purchase price of $31.8 (the "South America Acquisition"). The South America Acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, approximately $0.9 of indirect acquisition-related expenses were incurred. Nabisco had retained ownership of the Del Monte brand in South America and the Del Monte business in Venezuela when it sold other Del Monte businesses in 1990. Intangible assets recorded in this acquisition totaled $28.4.

     Contadina Acquisition. On December 19, 1997, Del Monte acquired the Contadina canned tomato business, including the Contadina trademark worldwide, capital assets and inventory (the "Contadina Acquisition") from Nestle USA, Inc. and Contadina Services, Inc. for a total purchase price of $194.9, comprised of a base price of $176.5 and an estimated net working capital adjustment of $18.4. The consideration was paid solely in cash. The Contadina Acquisition was accounted for using the purchase method of accounting. In connection with the Contadina Acquisition, approximately $6.9 of indirect acquisition-related expenses were incurred. Intangible assets recorded in this acquisition totaled $16.9.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 3 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Trade accounts receivable:
  Trade.....................................................  $ 110.1   $ 140.4
  Allowance for doubtful accounts...........................     (0.9)     (1.4)
                                                              -------   -------
     TRADE ACCOUNTS RECEIVABLE, NET.........................  $ 109.2   $ 139.0
                                                              =======   =======
Inventories:
  Finished product..........................................  $ 295.2   $ 219.1
  Raw materials and supplies................................     19.0      17.7
  Other, principally packaging material.....................    111.1     106.2
                                                              -------   -------
     TOTAL INVENTORIES......................................  $ 425.3   $ 343.0
                                                              =======   =======
Property, plant and equipment:
  Land and land improvements................................  $  41.8   $  41.9
  Buildings and leasehold improvements......................    109.7     107.0
  Machinery and equipment...................................    356.5     321.8
  Construction in progress..................................     50.6      39.1
                                                              -------   -------
                                                                558.6     509.8
  Accumulated depreciation..................................   (216.8)   (197.3)
                                                              -------   -------
     PROPERTY, PLANT AND EQUIPMENT, NET.....................  $ 341.8   $ 312.5
                                                              =======   =======
Intangible assets:
  Trademark.................................................  $  16.5   $  16.5
  Other intangibles.........................................     28.7      28.6
                                                              -------   -------
                                                                 45.2      45.1
  Accumulated amortization..................................     (3.6)     (1.8)
                                                              -------   -------
     INTANGIBLE ASSETS, NET.................................  $  41.6   $  43.3
                                                              =======   =======
Other assets:
  Deferred debt issue costs.................................  $  21.1   $  21.3
  Investments in joint ventures.............................      5.1        --
  Other.....................................................      0.8        --
  Accumulated amortization..................................     (9.4)     (6.6)
                                                              -------   -------
     OTHER ASSETS, NET......................................  $  17.6   $  14.7
                                                              =======   =======
Accounts payable and accrued expenses:
  Accounts payable -- trade.................................  $  96.9   $ 104.1
  Marketing and advertising.................................     71.0      95.8
  Payroll and employee benefits.............................     19.4      19.4
  Current portion of accrued pension liability..............       --       8.8
  Current portion of other noncurrent liabilities...........      9.5       9.0
  Other.....................................................     42.1      30.0
                                                              -------   -------
     TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES............  $ 238.9   $ 267.1
                                                              =======   =======
Other noncurrent liabilities:
  Accrued postretirement benefits...........................  $ 136.0   $ 142.8
  Accrued pension liability.................................       --       2.3
  Self-insurance liabilities................................      5.1       9.7
  Other.....................................................     18.0      25.1
                                                              -------   -------
     TOTAL OTHER NONCURRENT LIABILITIES.....................  $ 159.1   $ 179.9
                                                              =======   =======

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 4 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings consisted of a note payable to banks outside the United States of $0.2 at June 30, 2000 and a revolving credit agreement with $153.3 outstanding at June 30, 2000 and $15.7 at June 30, 1999. Unused amounts under the revolving credit agreement at June 30, 2000 and 1999 totaled $169.6 and $308.1, respectively. Unused lines of credit outside the United States at June 30, 2000 totaled $0.2.

     On January 14, 2000, the Company amended its senior credit agreement with respect to its revolving credit facility (the "Revolver") and term loan facility (Term A Loan and Term B Loan, collectively the "Term Loan"). The amendment provided for additional borrowing capacity (up to $100.0) under either the Revolver or Term B Loan. Under this provision, the Company increased its Term B borrowings by $100.0 in August 2000. The proceeds of this borrowing were used to reduce the Revolver balance. The amendment also adjusted certain financial covenants to reflect changes in the Company's recent financial performance. The amendment did not change the Revolver's expiration date, the Term Loan maturity dates or the terms of the pricing schedule.

     The amendment allowed the prepayment of up to $35.0 of senior subordinated notes. During February 2000, the Company repurchased $31.0 of these notes. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 ($4.3 net of tax benefit of $0.9) was recorded. This extraordinary loss consisted of $3.7 of prepayment premiums and a $1.5 write-off of capitalized deferred debt issue costs and original issue discount.

     In February 1999, Del Monte used $57.4 of the net proceeds of the public equity offering to redeem a portion of its senior discount notes, including $1.5 of accrued interest and $6.4 of redemption premium and to redeem all preferred stock outstanding (see Note 5). Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63.3 of its indebtedness under its bank term loans, to redeem $61.8 of its senior subordinated notes, including $0.9 of accelerated amortization of original issue discount, $2.7 of accrued interest and $6.6 of redemption premium, and to repay $1.6 of indebtedness under the revolving credit facility. In connection with the repayment of debt, $5.5 of previously capitalized debt issue costs were charged to income and accounted for as an extraordinary item, as well as a total of $13.7 of premiums on debt and stock redemption resulting in total extraordinary item charges of $19.2.

     In December 1997 in conjunction with the Contadina Acquisition, Del Monte issued $230.0 of 12 1/2% senior discount notes ("Del Monte Notes") and received proceeds of $125.5. The Del Monte Notes accrue interest on each June 15 and December 15, which accretes through December 15, 2002, after which time interest is to be paid in cash until maturity. The Del Monte Notes mature on December 15, 2007. The Del Monte Notes are redeemable in whole or in part at the option of Del Monte on or after December 15, 2002 at a price that initially is 106.250% of par and that decreases to par, if redeemed on December 15, 2006 or thereafter. In connection with the financing related to the Contadina Acquisition, $6.9 of deferred debt issuance costs were capitalized. Deferred debt issuance costs are amortized on a straight-line basis over the life of the related debt issuance.

     On April 18, 1997, Del Monte entered into a credit agreement with respect to the Term Loan and the Revolver. The Revolver provides for revolving loans in an aggregate amount of up to $350.0, including a $70.0 letter of credit subfacility. The Revolver will expire in fiscal 2003. The Term Loan has two separate facilities, Term Loan A which matures in fiscal 2003, and Term Loan B which matures in fiscal 2005. In connection with the Contadina Acquisition, Del Monte amended its bank financing agreements and related debt covenants to permit additional funding under the existing Term Loan B which was drawn in an amount of $50.0.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     The interest rates currently applicable to amounts outstanding under Term Loan A and the Revolver are, at Del Monte's option, either the base rate (the higher of 0.50% above the Federal Funds Rate or the bank's reference rate) plus 0.25% or the reserve adjusted offshore rate plus 1.25% (8.30% at June 30, 2000). Interest rates on Term Loan B are, at Del Monte's option, either the base rate plus 2.00% or the offshore rate plus 3.00% (9.78% at June 30, 2000).

     Del Monte is required to pay the lenders under the Revolver a commitment fee of 0.35% on the unused portion of such facility. Del Monte is also required to pay the lenders under the Revolver letter of credit fees of 0.75% per year for commercial letters of credit and 1.25% per year for all other letters of credit, as well as an additional fee of 0.25% per year to the bank issuing such letters of credit. At June 30, 2000, a balance of $34.5 was outstanding on these letters of credit.

     In April 1997, DMC issued senior subordinated notes (the "DMC Notes") with an aggregate principal amount of $150.0 and received gross proceeds of $146.9. The DMC Notes accrue interest at 12 1/4% per year, payable semiannually in cash on each April 15 and October 15. The DMC Notes are guaranteed by Del Monte and mature on April 15, 2007. The DMC Notes are redeemable at the option of Del Monte on or after April 15, 2002 at a premium to par that initially is 106.313% and that decreases to par on April 15, 2006 and thereafter.

     Long-term debt consisted of the following:

                                                                 JUNE 30,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Term Loan..................................................  $302.6    $334.0
DMC Notes..................................................    65.6      95.9
Del Monte Notes............................................   110.4      97.8
                                                             ------    ------
                                                              478.6     527.7
Less current portion.......................................    35.6      31.4
                                                             ------    ------
                                                             $443.0    $496.3
                                                             ======    ======

     At June 30, 2000, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter were as follows:

2001........................................................  $ 35.6
2002........................................................    39.8
2003........................................................    43.9
2004........................................................    47.0
2005........................................................   136.3
Thereafter..................................................   216.0
                                                              ------
                                                               518.6
Less discount on notes......................................    40.0
                                                              ------
                                                              $478.6
                                                              ======

     The Term Loan and Revolver, with a combined balance of $455.9 at June 30, 2000, are collateralized by security interests in substantially all of Del Monte's assets.

     The DMC Notes, the Del Monte Notes, Term Loan and Revolver (collectively "the Debt") agreements contain restrictive covenants with which Del Monte must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

addition, Del Monte is required to meet certain financial tests, including minimum fixed charge coverage, minimum adjusted net worth and maximum leverage ratios. Del Monte was in compliance with all of the Debt covenants at June 30, 2000.

     Del Monte made cash interest payments of $52.7, $63.0 and $70.6 for the years ended June 30, 2000, 1999 and 1998.

     Del Monte has entered into interest-rate cap agreements, with a combined cost of $0.3, limiting Del Monte's exposure on its floating rate debt to interest rate increases, thus reducing the impact of interest-rate increases on future income. Del Monte currently has interest rate caps on both the Term Loan and the Revolver. The notional amount of the Term Loan interest rate cap represents the full unamortized debt balance, excluding the $100.0 August 2000 Term B borrowing, during the term of the cap agreement. The notional amount of the Revolver interest rate cap represents approximately 60% of the expected monthly outstanding balance. The notional principal amount of floating rate debt covered by the interest rate cap agreements effectively converts this floating rate debt to a fixed-rate basis when the LIBOR rate sets above 8.0%. Both agreements are for a twelve-month period and will terminate June 30, 2001. The agreements involve the payment of fixed rate amounts in exchange for receipt of floating rate interest payments if the three-month LIBOR rate for the Term Loan or the one-month LIBOR rate for the Revolver set above 8.0% over the life of the agreements without an exchange of the underlying principal amount. The differential to be received is accrued as interest rates increase above 8.0% and is recognized as an adjustment to interest expense related to the debt. Del Monte is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreements. However, Del Monte does not anticipate nonperformance by the counterparties. Previous to entering into these interest rate cap agreements, the Company had two swap agreements both of which were no longer in effect by June 30, 2000. These agreements effectively converted $260.0 of notional principal amount of floating rate debt to a fixed-rate basis. The incremental effect of all interest rate hedges on interest expense for the year ended June 30, 2000 was $l.3.

NOTE 5 -- STOCKHOLDERS' EQUITY

     On February 10, 1999, Del Monte's public equity offering, consisting of 16,667,000 shares of common stock sold by Del Monte and 3,333,000 shares of common stock sold by certain stockholders of Del Monte, was consummated at an initial offering price of $15.00 per share. Del Monte received net proceeds of $229.7. Total common shares outstanding after the offering were 52,163,943. Del Monte used a portion of the net proceeds from the offering to redeem $45.6 (100%) of its preferred stock, including $2.3 of unamortized discount, $10.0 of accreted dividends and $0.7 of redemption premium. The remainder of the net proceeds of the offering was used to redeem notes and repay debt (see Note 4).

     The terms of Del Monte's debt limit the ability of Del Monte's subsidiaries to distribute cash or other assets, which could affect Del Monte's ability to pay dividends or make other distributions on the common stock.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 6 -- EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                      JUNE 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
BASIC EARNINGS PER SHARE
Numerator:
Income per common share before extraordinary item...  $     133.0    $      32.7    $       5.5
Preferred stock dividends...........................           --           (3.6)          (5.3)
                                                      -----------    -----------    -----------
  Numerator for basic earnings per share -- income
     attributable to common shares before
     extraordinary item.............................        133.0           29.1            0.2
Extraordinary loss, net of tax benefit..............         (4.3)         (19.2)            --
                                                      -----------    -----------    -----------
  Numerator for basic earnings per share -- income
     attributable to common shares..................  $     128.7    $       9.9    $       0.2
                                                      ===========    ===========    ===========
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares...............   52,192,676     41,979,665     31,619,642
                                                      ===========    ===========    ===========
Basic income per common share before extraordinary
  item..............................................  $      2.55    $      0.69    $      0.01
Extraordinary loss per common share, net of tax
  benefit...........................................        (0.08)         (0.46)            --
                                                      -----------    -----------    -----------
Basic income per common share.......................  $      2.47    $      0.23    $      0.01
                                                      ===========    ===========    ===========
DILUTED EARNINGS PER SHARE
Numerator:
Income per common share before extraordinary item...  $     133.0    $      32.7    $       5.5
Preferred stock dividends...........................           --           (3.6)          (5.3)
                                                      -----------    -----------    -----------
  Numerator for diluted earnings per share -- income
     attributable to common shares before
     extraordinary item.............................        133.0           29.1            0.2
Extraordinary loss, net of tax benefit..............         (4.3)         (19.2)            --
                                                      -----------    -----------    -----------
  Numerator for diluted earnings per share -- income
     attributable to common shares..................  $     128.7    $       9.9    $       0.2
                                                      ===========    ===========    ===========
Denominator:
  Weighted average shares...........................   52,192,676     41,979,665     31,619,642
  Effect of dilutive securities -- stock options....      905,222        988,987        735,489
                                                      -----------    -----------    -----------
  Denominator for diluted earnings per share --
     weighted average shares........................   53,097,898     42,968,652     32,355,131
                                                      ===========    ===========    ===========
Diluted income per common share before extraordinary
  item..............................................  $      2.50    $      0.68    $      0.01
Extraordinary loss per common share, net of tax
  benefit...........................................        (0.08)         (0.45)            --
                                                      -----------    -----------    -----------
Diluted income per common share.....................  $      2.42    $      0.23    $      0.01
                                                      ===========    ===========    ===========

NOTE 7 -- EMPLOYEE STOCK PLANS

AIAP DEFERRED COMPENSATION PLAN

     On October 14, 1999, the Del Monte Corporation Annual Incentive Award Plan Deferred Compensation Plan was established under which certain employees are eligible to participate. Beginning in fiscal 2001, eligible employees may elect to defer from 5% to 100% of their annual incentive award. The Company

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

provides a matching contribution of 25% of the employee's deferral amount. The employee deferral and the Company match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of their account. The Company's matching contribution vests on a proportionate basis over three years. At the time of distribution, the employee's deferral amount and any vested Company matching contribution will be paid out in whole shares of Del Monte common stock.

STOCK OPTION INCENTIVE PLANS

     On August 4, 1997, Del Monte adopted the 1997 Stock Incentive Plan (amended November 4, 1997) which allowed the granting of options to certain key employees. The plan allowed the granting of options for up to 1,821,181 shares of Del Monte's common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Under the plan, 1,736,520 options were granted. As of June 30, 1999, eligible employees held options for 1,685,565 shares of common stock under the 1997 Plan. As of June 30, 2000, eligible employees held options for 1,524,670 shares of common stock under the 1997 Plan. The 1997 Stock Incentive Plan provides for different vesting schedules. The first provides for annual vesting on a proportionate basis over five years and the second provides for monthly vesting on a proportionate basis over four years. No additional options will be granted pursuant to this plan. Del Monte also adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan. Under this plan, 151,701 shares were reserved of which 148,828 options were granted. These options terminate 10 years from the date of grant and vest monthly on a proportionate basis over four years. Del Monte does not anticipate granting any additional options under this plan.

     The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Plan") was adopted initially by the Board of Directors on April 24, 1998, was modified by the Board on September 23, 1998, and was approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 3,317,047 shares of common stock may be made to certain employees of Del Monte. These shares represent 3,195,687 shares of common stock initially reserved under the 1998 Plan and any shares of common stock represented by awards granted under any prior plan which are forfeited, expired or canceled. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Awards under the 1998 Plan and to set the terms of any Awards. The Chief Executive Officer also has limited authority to grant Awards. On December 4, 1998, Options for 1,824,433 shares were granted under the 1998 Stock Incentive Plan at an exercise price of $13.00 per share, which was determined to be fair value at that time. As of June 30, 1999, eligible employees held options for 1,842,344 shares of common stock under the 1998 Plan, and 1,356,216 additional shares were available for grant. As of June 30, 2000, eligible employees held options for 1,724,380 shares of common stock under the 1998 Plan, and 1,592,667 additional shares were available for grant. For each of these grants, 50% of the option shares vest annually on a proportionate basis over a four-year period and 50% of the option shares vest annually on a proportionate basis over a five-year period.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     Stock option activity and related information during the periods indicated was as follows:

                                                        OUTSTANDING                        EXERCISABLE
                                      SHARES UNDER    WEIGHTED AVERAGE      OPTIONS      WEIGHTED AVERAGE
                                         OPTION        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
                                      ------------    ----------------    -----------    ----------------
Balance at June 30, 1997............          --           $   --                 --          $  --
Granted.............................   1,885,348             5.22
Forfeited...........................      46,353             5.22
Exercised...........................          --               --
                                       ---------
Balance at June 30, 1998............   1,838,995             5.22            452,422           5.22
Granted.............................   1,877,858            13.03
Forfeited...........................      35,519            13.00
Exercised...........................       4,597             5.22
                                       ---------
Balance at June 30, 1999............   3,676,737             9.13            868,453           5.22
Granted.............................      69,375            13.33
Forfeited...........................     308,699             9.96
Exercised...........................      39,535             5.22
                                       ---------
Balance at June 30, 2000............   3,397,878           $ 9.19          1,596,691          $7.05
                                       =========

     At June 30, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------------------   ----------------------------
                                  WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
RANGE OF EXERCISE     NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
 PRICE PER SHARE    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------   -----------   ----------------   --------------   -----------   --------------
    $ 5.22           1,673,498          6.81             $ 5.22        1,222,295        $ 5.22
 10.57 - 15.85       1,724,380          8.47              13.04          374,396         13.03
 --------------      ---------          ----             ------        ---------        ------
$ 5.22 - 15.85       3,397,878          7.65             $ 9.19        1,596,691        $ 7.05
 ==============      =========          ====             ======        =========        ======

     Del Monte accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Issued to Employees", and has been determined as if Del Monte had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2000, 1999 and 1998: dividend yield of 0% for all years; expected volatility of 0.43, 0.23 and 0.00 respectively; risk-free interest rates of 5.99%, 4.623% and 5.74%, respectively, and expected lives of 7 years for all years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Del Monte's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

value of its employee stock options. The weighted average fair value per share of options granted during the year was $6.72, $4.43 and $2.78, for the years ended June 30, 2000, 1999 and 1998, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Del Monte's pro forma information as calculated in accordance with SFAS No. 123 is as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             2000     1999      1998
                                                            ------    -----    ------
Pro forma net income......................................  $126.2    $11.4    $  4.9
Pro forma earnings (loss) per share:
  Basic...................................................  $ 2.42    $0.19    $(0.01)
  Fully Diluted...........................................  $ 2.38    $0.18    $(0.01)

STOCK PURCHASE PLAN

     Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 957,710 shares of common stock of Del Monte were reserved for issuance under the Employee Stock Purchase Plan. At June 30, 2000, 454,137 shares of Del Monte's common stock have been purchased by and issued to eligible employees. It is anticipated that no future shares will be issued pursuant to this plan.

     Total compensation expense recognized in connection with stock-based awards for the years ended June 30, 2000, 1999 and 1998 was $0.2, $0.5 and $1.8.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 8 -- RETIREMENT BENEFITS

     Del Monte sponsors three non-contributory defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees.

                                                           PENSION BENEFITS     OTHER BENEFITS
                                                               JUNE 30,            JUNE 30,
                                                           -----------------   -----------------
                                                            2000      1999      2000      1999
                                                           -------   -------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year................  $279.0    $291.4    $  75.0   $ 107.7
  Service cost...........................................     3.5       3.5        1.0       1.3
  Interest cost..........................................    19.9      19.5        5.4       7.3
  Amendments.............................................      --        --         --     (23.5)
  Acquisitions...........................................      --        --        0.4        --
  Plan participants' contributions.......................      --        --        3.5       2.7
  Contadina acquisition..................................      --        --         --        --
  Actuarial (gains) losses...............................    (7.5)     (9.4)       1.8     (11.4)
  Benefits paid..........................................   (25.9)    (26.0)      (9.7)     (9.1)
                                                           ------    ------    -------   -------
  Benefit obligation at end of year......................  $269.0    $279.0    $  77.4   $  75.0
                                                           ======    ======    =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of year.........  $297.4    $298.8    $    --   $    --
  Actual return on plan assets...........................    47.7      14.6         --        --
  Employer contributions.................................     8.5      10.0        6.2       6.4
  Plan participants' contributions.......................      --        --        3.5       2.7
  Benefits paid..........................................   (25.9)    (26.0)      (9.7)     (9.1)
                                                           ------    ------    -------   -------
  Fair value of plan assets at end of year...............  $327.7    $297.4    $    --   $    --
                                                           ======    ======    =======   =======
  Funded status..........................................  $ 58.7    $ 18.4    $ (77.4)  $ (75.0)
  Unrecognized net actuarial gain........................   (57.1)    (28.1)     (37.7)    (43.2)
  Unrecognized prior service cost........................    (0.7)     (1.0)     (27.9)    (31.1)
                                                           ------    ------    -------   -------
  Net amount recognized..................................  $  0.9    $(10.7)   $(143.0)  $(149.3)
                                                           ======    ======    =======   =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF JUNE 30
  Discount rate used in determining projected benefit
     obligation..........................................    8.00%     7.50%      8.00%     7.50%
  Rate of increase in compensation levels................    5.00      5.00         --        --
  Long-term rate of return on assets.....................    9.00      9.00         --        --

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     The components of net periodic pension cost for all defined benefit plans and other benefit plans are as follows:

                                               PENSION BENEFITS             OTHER BENEFITS
                                                   JUNE 30,                    JUNE 30,
                                          --------------------------    -----------------------
                                           2000      1999      1998     2000     1999     1998
                                          ------    ------    ------    -----    -----    -----
Components of net periodic benefit cost
  Service cost for benefits earned
     during period......................  $  3.5    $  3.4    $  3.1    $ 1.0    $ 1.3    $ 1.2
  Interest cost on projected benefit
     obligation.........................    19.9      19.5      20.5      5.4      7.3      7.8
  Expected return on plan assets........   (26.0)    (26.2)    (23.9)      --       --       --
  Amortization of prior service cost....      --        --        --     (3.2)    (1.0)    (1.0)
  Recognized net actuarial (gain)
     loss...............................    (0.5)     (0.8)     (1.1)    (3.6)    (2.8)    (3.1)
                                          ------    ------    ------    -----    -----    -----
Benefit cost (credit)...................  $ (3.1)   $ (4.1)   $ (1.4)   $(0.4)   $ 4.8    $ 4.9
                                          ======    ======    ======    =====    =====    =====

     For measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.00% in the year 2005 and remain at that level thereafter.

     It has been Del Monte's policy to fund Del Monte's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Del Monte's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby Del Monte will contribute a total of $55.0 to its defined benefit pension plans through calendar 2001, of which $43.5 had been contributed by June 30, 2000. The contributions remaining to be made in calendar 2000 and 2001 are secured by a $14.0 letter of credit. This letter of credit is subject to periodic reduction as contributions are made in accordance with the agreement.

     The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of June 30, 2000 by $7.7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.8. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of June 30, 2000 by $(5.3) and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $(0.6).

     In addition, Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain of its union employees. The contributions to multi-employer plans for the years ended June 30, 2000, 1999 and 1998 were $7.7, $7.2 and $6.3, respectively. Del Monte also sponsors defined contribution plans covering substantially all employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $1.7, $1.6 and $1.5 for the years ended June 30, 2000, 1999 and 1998.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 9 -- PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                               2000     1999     1998
                                                              ------    -----    ----
Income (loss) before taxes and extraordinary items:
  Domestic..................................................  $ 79.9    $33.0    $6.0
  Foreign...................................................    (0.5)     0.2      --
                                                              ------    -----    ----
                                                              $ 79.4    $33.2    $6.0
                                                              ======    =====    ====
Income tax provision (benefit)
  Current:
     Federal................................................  $ 20.6    $ 0.2    $0.5
     State and foreign......................................      --      0.3      --
                                                              ------    -----    ----
  Total current.............................................    20.6      0.5     0.5
                                                              ------    -----    ----
  Deferred:
     Federal................................................   (66.6)      --      --
     State and foreign......................................    (7.6)      --      --
                                                              ------    -----    ----
  Total deferred............................................   (74.2)      --      --
                                                              ------    -----    ----
                                                              $(53.6)   $ 0.5    $0.5
                                                              ======    =====    ====

     Significant components of Del Monte's deferred tax assets and liabilities are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Post employment benefits..................................   $ 50.0      $ 52.4
  Pension liability.........................................      1.7         5.8
  Purchase accounting.......................................      6.7         6.9
  Workers' compensation.....................................      2.5         4.1
  Leases and patents........................................      1.8         2.5
  Interest..................................................     10.2         5.8
  State income taxes........................................      7.6         8.9
  Other.....................................................     23.2        23.3
  Net operating loss and tax credit carry forward...........     16.0        22.7
                                                               ------      ------
     Gross deferred tax assets..............................    119.7       132.4
     Valuation allowance....................................     (9.7)      (91.3)
                                                               ------      ------
     Net deferred tax assets................................    110.0        41.1
                                                               ------      ------
Deferred tax liabilities:
  Depreciation..............................................     24.1        23.6
  Intangible................................................      3.8         3.6
  LIFO reserve..............................................      7.6        13.9
  Other.....................................................      0.3          --
                                                               ------      ------
     Gross deferred liabilities.............................     35.8        41.1
                                                               ------      ------
     Net deferred tax asset.................................   $ 74.2      $   --
                                                               ======      ======

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     The Company released the majority of its valuation allowance in the fourth quarter of fiscal 2000. Management evaluated the available evidence and concluded it is more likely than not that the Company will realize its net deferred assets. In reaching this conclusion, significant weight was given to the Company's current, as well as cumulative, profitability. A valuation allowance of $9.7 was maintained for NOL carryforwards subject to limitations under Section 382 of the Internal Revenue Code. The net change in the valuation allowance for the years ended June 30, 2000 and 1999 was a decrease of $81.6 and $5.8, respectively.

     The differences between the provision (benefit) for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             2000      1999     1998
                                                            ------    ------    -----
Income taxes computed at the statutory U.S. federal income
  tax rates...............................................  $ 27.8    $ 11.6    $ 2.1
Taxes on foreign income at rates different than U.S.
  federal income tax rates................................     0.2       0.3       --
Reversal of valuation allowance, net of tax adjustments...   (67.7)       --       --
Realization of prior years' net operating losses, tax
  credits and other adjustments...........................   (12.2)    (11.4)    (1.6)
Other.....................................................    (1.7)       --       --
                                                            ------    ------    -----
Provision (benefit) for income taxes......................  $(53.6)   $  0.5    $ 0.5
                                                            ======    ======    =====

     As of June 30, 2000, Del Monte had operating loss carryforwards for U.S. tax purposes totaling $37.5, which will expire in 2012.

     Del Monte made income tax payments of $9.0 and $2.6 for the years ended June 30, 2000 and 1999. Del Monte made no income tax payments for the year ended June 30, 1998.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Lease Commitments. Del Monte leases certain property and equipment and office and plant facilities. At June 30, 2000, the aggregate minimum rental payments required under operating leases that have initial or remaining terms in excess of one year were as follows:

2001........................................................  $ 28.3
2002........................................................    26.5
2003........................................................    24.6
2004........................................................    22.9
2005........................................................    21.4
Thereafter..................................................   218.0
                                                              ------
                                                              $341.7
                                                              ======

     Minimum payments have not been reduced by minimum sublease rentals of $0.4 due through 2002 under noncancelable subleases. Rent expense was $33.7, $29.6 and $28.3 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Rent expense includes contingent rentals on certain equipment based on usage.

     Grower Commitments. Del Monte has entered into noncancelable agreements with growers, with terms ranging from two to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $69.1, $68.2 and $66.5 for the years ended June 30, 2000, 1999 and 1998.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

     At June 30, 2000, aggregate future payments under such purchase commitments (priced at the June 30, 2000 estimated cost) are estimated as follows:

2001........................................................  $ 54.3
2002........................................................    46.1
2003........................................................    40.7
2004........................................................    37.3
2005........................................................    34.4
Thereafter..................................................    65.1
                                                              ------
                                                              $277.9
                                                              ======

     In connection with the sale of Del Monte's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed an eight-year supply agreement whereby Del Monte must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term. Del Monte expects to purchase $42.9 in fiscal 2001 under this supply agreement for pineapple products. During the year ended June 30, 2000, Del Monte purchased $40.8 under the supply agreement.

     Supply Agreement. Effective December 21, 1993, Del Monte sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation ("Silgan"). In connection with the sale to Silgan, Del Monte entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of Del Monte's metal container requirements for foods and beverages in the United States. Purchases under the agreement during the year ended June 30, 2000 amounted to $172.9. Del Monte believes the supply agreement provides it with a long-term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

     Information Systems Agreement. On November 1, 1992, Del Monte entered into an agreement with Electronic Data Systems Corporation to provide services and administration to Del Monte in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the years ended June 30, 2000, 1999 and 1998 were $17.0, $17.9 and $16.3, respectively. The agreement expires in November 2002 with optional successive one-year extensions. At June 30, 2000, base payments under the agreement are as follows:

2001........................................................  $13.7
2002........................................................   13.7
2003........................................................    4.6
                                                              -----
                                                              $32.0
                                                              =====

     Union Contracts. Del Monte has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 83% of its hourly and seasonal work force. Of these represented employees, 9% of employees are under agreements that will expire in calendar 2001.

     Legal Proceedings. Del Monte is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that Del Monte breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of Del Monte and its prospects for sale. The plaintiff also alleges that it relied on Del Monte's alleged statements in selling its preferred and common stock interest in Del Monte to a third party at a price lower than that which the plaintiff asserts it could have

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

received absent Del Monte's alleged conduct. The complaint seeks compensatory damages of at least $24 million, plus punitive damages. This case continues to be in the early stages of procedural motions and Del Monte cannot at this time reasonably estimate a range of exposure, if any. Del Monte believes that this proceeding is without merit and plans to defend it vigorously.

     Del Monte is also defending various other claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management none of these claims and actions, individually or in the aggregate, will have a material effect on Del Monte's financial position.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     DMC is directly-owned and wholly-owned by Del Monte. For the year ended June 30, 2000, DMC and DMC's subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte, except for those expenses incidental to the Del Monte Notes. As of June 30, 2000, Del Monte's sole asset was the stock of DMC. Del Monte had no subsidiaries other than DMC and DMC's subsidiaries, and had no direct liabilities other than the Del Monte Notes. Del Monte is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.

     Del Monte entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG, a majority shareholder. Under this agreement, TPG is entitled to receive an annual fee from Del Monte for management advisory services equal to the greater of $0.5 and 0.05% of the budgeted consolidated net sales of Del Monte. For the years ended June 30, 2000, 1999 and 1998, TPG received fees of $0.8, $0.8 and $0.7 under this agreement. In addition, Del Monte has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, controlling persons, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. This indemnification may not extend to actions arising under the U.S. federal securities laws. This agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in reviewing Del Monte's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. This agreement does not specify a minimum number of TPG personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Company matters. Del Monte cannot otherwise obtain the services that TPG will provide without the addition of personnel or the engagement of outside professional advisors.

     Del Monte also entered into a ten-year agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG. TPG is entitled to receive a fee of 1.5% of the "transaction value" for each transaction in which Del Monte is involved, which may include acquisitions, refinancings and recapitalizations. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to this agreement and fees, if any paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). The advisory agreement includes indemnification provisions similar to those described above. These provisions may not extend to actions arising under the U.S. federal securities laws. In fiscal 2000, TPG did not receive any payments under this agreement. In fiscal 1999 TPG or its designee received $0.5 in connection with the South America Acquisition and $3.7 in connection with the public equity offering as

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

compensation for its services as financial advisor for these transactions. In fiscal 1998, TPG or its designee received from Del Monte a fee of $3.0 upon the closing of the Contadina Acquisition.

NOTE 12 -- PLANT CONSOLIDATION

     In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated. At June 30, 2000, a balance of $2.9 remained in this accrual. Cash expenditures of $0.1 were recorded against this accrual as of June 30, 1999. For the year ended June 30, 2000, cash expenditures charged to this accrual totaled $2.3. In the fourth quarter of fiscal 2000, this accrual was reduced by $1.3 due primarily to changes in severance and related benefit estimates. Implementation of the plant consolidation was planned to occur in a specific sequence over a three-year period. Operations were suspended at the Modesto facility for approximately a year while that facility underwent reconfiguration to accommodate fruit processing which has previously taken place at the San Jose facility and is currently taking place at the Stockton facility. Del Monte closed the San Jose facility in December 1999, and the sale of this property is expected to close in fiscal 2001. The Stockton facility will close after the 2000 production season. The tomato processing formerly performed at the Modesto facility has been moved to the Hanford facility.

     In August 1998, management announced its intention to close Del Monte's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3.5 was taken during the first quarter of fiscal 1999 representing primarily the write-down to fair value of the assets held for sale. These assets included building, building improvements, and machinery and equipment with a carrying value of $4.1. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. As of June 30, 1999, non-cash charges of $0.5 and cash expenditures of $0.4 were charged against this accrual. For the year ended June 30, 2000, non-cash charges of $1.8 and $0.1 of cash expenditures were charged against this accrual. In addition, upon the sale of this plant in fiscal 2000, the sale proceeds exceeded original estimates resulting in a reduction of the accrual of $0.7. No balance remained in this accrual at year-end June 30, 2000.

     Del Monte incurred charges representing accelerated depreciation of $4.3 during fiscal 2000, $9.4 during fiscal 1999 and $3.0 during fiscal 1998. This acceleration results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants. Assets that are subject to accelerated depreciation consist primarily of buildings and of machinery and equipment, which will no longer be needed due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of two tomato processing plants. The remaining useful lives of the buildings at the San Jose facility were decreased by approximately 20 years due to this acceleration.

     Del Monte anticipates that it will incur additional charges relating to plant closures of approximately $2.9 in fiscal 2001, $0.7 in fiscal 2002 and $0.3 in fiscal 2003. These expenses include costs to remove and dispose of assets and ongoing fixed costs to be incurred until the sale of the San Jose and Stockton properties. Costs incurred due to plant consolidation in fiscal 2000 were $10.9, including $4.3 of accelerated depreciation, $2.7 for equipment removal, $5.9 of ongoing fixed costs and other period costs, and a $2.0 reversal of prior accruals, as discussed above. Total charges relating to plant closures were $17.2 in fiscal 1999, including depreciation expense of $9.4, $1.9 representing direct costs incurred to remove and dispose of tomato processing equipment at Modesto that would not be transferred to Del Monte's tomato processing operations at the Hanford facility, as well as $3.5 for the Arlington closure and $2.4 of ongoing fixed costs and other period costs. Costs relating to plant closures recorded in fiscal 1998 totaled $9.6 (including depreciation expense of $3.0).

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 13 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                          FIRST     SECOND    THIRD     FOURTH
                                                          ------    ------    ------    ------
2000(2)
Net Sales...............................................  $333.7    $455.4    $353.3    $319.7
Operating income........................................    25.0      48.9      34.0      38.6
Income before extraordinary item........................     6.9      22.8      13.2      90.1(4)
Net income..............................................     6.9      22.8       9.3      89.7(4)
Per share data:(3)
  Basic income per share before extraordinary item......    0.13      0.44      0.18      1.72(4)
  Diluted income per share before extraordinary item....    0.13      0.43      0.18      1.70(4)

1999(1)(2)
Net Sales...............................................  $317.6    $427.5    $389.5    $369.9
Operating income........................................    12.0      32.7      31.6      36.5
Income (loss) before extraordinary item.................   (10.8)     10.2      12.1      21.2
Net income (loss).......................................   (10.8)     10.2      (7.1)     21.2
Per share data:(3)
  Basic income (loss) per share before extraordinary
     item...............................................   (0.34)     0.24      0.25      0.41
  Diluted income (loss) per share before extraordinary
     item...............................................   (0.34)     0.24      0.25      0.40

---------------
(1) The first and second quarters of fiscal 1999 included $2.5 and $0.3, respectively, of inventory step-up related to inventory purchased in the Contadina Acquisition and the South America Acquisition.

(2) Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 2000 were $3.0, $4.4, $2.4 and $1.1, respectively. Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 1999 were $7.0, $5.3, $2.5 and $2.4, respectively.

(3) Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(4) The fourth quarter of fiscal 2000 included the release of the majority of the Company's valuation allowance, net of tax adjustments, resulting in a credit to income tax expense of $67.7.

NOTE 14 -- SUBSEQUENT EVENT (UNAUDITED)

     On September 1, 2000, Del Monte acquired the world-wide rights to the Sunfresh brand fruit product line of UniMark Group, Inc. ("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center. The total purchase price for those assets was $14.5 paid solely in cash. The purchase price is subject to adjustment based on the inventory value at closing. Concurrently, the Company executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned citrus products at their existing facility in Mexico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in Del Monte's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the mailing date. For information with respect to the executive officers of Del Monte, see "Executive Officers of Del Monte Foods Company" at the end of Part I of this report.

     The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors' Compensation", "Summary Compensation Table", "Option Grants in Fiscal Year 2000", "Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year-End Option Values", "Employment and Other Arrangements", "Compensation Committee Interlocks and Insider Participation", "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       (i) The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

           Report of KPMG LLP, Independent Auditors
           Consolidated Balance Sheets -- June 30, 2000 and 1999
           Consolidated Statements of Income -- Years ended June 30, 2000, 1999 and 1998
           Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended June 30, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows -- Years ended June 30, 2000, 1999 and 1998
           Notes to consolidated financial statements

    2. Financial Statements Schedules:

       Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    3. Exhibits

       The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b) Reports on Form 8-K

    Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c) See Item 14(a)3 above.

(d) See Item 14(a)1 and 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEL MONTE FOODS COMPANY

                                          By: /s/ RICHARD G. WOLFORD
                                            ------------------------------------
                                                    Richard G. Wolford
                                                 Chief Executive Officer

Date: September 7, 2000

                               POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Wolford, David L. Meyers and William R. Sawyers, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ RICHARD G. WOLFORD                  President and Chief Executive  September 7, 2000
-----------------------------------------------------   Officer; Director; Chairman
                 Richard G. Wolford                            of the Board

                 /s/ DAVID L. MEYERS                     Executive Vice President,    September 7, 2000
-----------------------------------------------------    Administration and Chief
                   David L. Meyers                           Financial Officer

                /s/ RICHARD L. FRENCH                    Senior Vice President and    September 7, 2000
-----------------------------------------------------    Chief Accounting Officer
                  Richard L. French

                /s/ RICHARD W. BOYCE                             Director             September 7, 2000
-----------------------------------------------------
                  Richard W. Boyce

                /s/ TIMOTHY G. BRUER                             Director             September 7, 2000
-----------------------------------------------------
                  Timothy G. Bruer

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                    /s/ AL CAREY                                 Director             September 7, 2000
-----------------------------------------------------
                      Al Carey

                  /s/ PATRICK FOLEY                              Director             September 7, 2000
-----------------------------------------------------
                    Patrick Foley

                 /s/ BRIAN E. HAYCOX                             Director             September 7, 2000
-----------------------------------------------------
                   Brian E. Haycox

                 /s/ DENISE O'LEARY                              Director             September 7, 2000
-----------------------------------------------------
                   Denise O'Leary

                                                                 Director             September 7, 2000
-----------------------------------------------------
                William S. Price, III

                 /s/ JEFFREY A. SHAW                             Director             September 7, 2000
-----------------------------------------------------
                   Jeffrey A. Shaw

                 /s/ WESLEY J. SMITH                     Director; Chief Operating    September 7, 2000
-----------------------------------------------------             Officer
                   Wesley J. Smith

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   3.1   Certificate of Incorporation of Del Monte Foods Company
         (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 No. 333-48235,
         filed May 18, 1998 ("Amendment No. 1 to the Registration
         Statement on Form S-l"))
   3.2   Amended and Restated Bylaws of Del Monte Foods Company,
         adopted on April 22, 1999 (incorporated by reference to
         Exhibit (3)(ii) to the Quarterly Report on Form 10-Q for the
         quarterly period ended March 31, 1999)
   3.3   Certificate of Designations filed May 4, 1998 (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the
         Registration Statement on Form S-1)
   3.4   Certificate of Merger between Del Monte Foods Company, a
         Maryland corporation, and Del Monte Foods Company, a
         Delaware corporation, filed May 1, 1998 (incorporated by
         reference to Exhibit 3.4 to Amendment No. 1 to the
         Registration Statement on Form S-1)
   3.5   Articles of Merger between Del Monte Foods Company, a
         Maryland corporation, and Del Monte Foods Company, a
         Delaware corporation, filed May 1, 1998 (incorporated by
         reference to Exhibit 3.5 to Amendment No. 1 to the
         Registration Statement on Form S-1)
   4.1   Stockholders' Agreement, dated as of April 18, 1997, among
         Del Monte Foods Company and its Stockholders (incorporated by reference to Exhibit 3.6 to Registration Statement on
         Form S-4 No. 333-29079, filed June 12, 1997 (the "DMC
         Registration Statement"))
   4.2   Form of Stockholders' Agreement among Del Monte Foods
         Company and its employee stockholders (incorporated by
         reference to Exhibit 4.1 to Registration Statement on Form
         S-8 filed November 24, 1997 File No. 333-40867 (the
         "Registration Statement on Form S-8"))
   4.3   Form of Stockholders' Agreement between Del Monte Foods
         Company and its Non-Employee Directors (incorporated by
         reference to Exhibit 4.4 to Amendment No. 1 to the
         Registration Statement on Form S-1)
   4.4   Form of Stockholders' Agreement between Del Monte Foods
         Company and its Non-Employee Directors -- Directors' Fee
         Arrangement (incorporated by reference to Exhibit 4.5 to
         Amendment No. 1 to the Registration Statement on Form S-1)
   4.5   Form of Registration Rights Agreement by and between TPG
         Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods
         Company (incorporated by reference to Exhibit 4.6 to
         Amendment No. 3 to the Registration Statement on Form S-1
         No. 333-48235, filed June 30, 1998)
  10.1   Indenture, dated as of December 17, 1997, among Del Monte
         Foods Company, as issuer, and Marine Midland Bank, as
         trustee, relating to the Notes (the "Indenture")
         (incorporated by reference to Exhibit 4.1 to the
         Registration Statement on Form S-4 No. 333-47289, filed
         March 4, 1998 (the "Exchange Offer Registration Statement"))
         NOTE: Pursuant to the provisions of paragraph (b)(2) of Item
         601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any
         schedule to the Indenture
  10.2   Form of Series B 12 1/2% Senior Discount Note due 2007 of
         Del Monte Foods Company (the "Exchange Notes") (included as
         Exhibit B to the Indenture) (incorporated by reference to
         Exhibit 4.2 to the Exchange Offer Registration Statement)
  10.3   Registration Rights Agreement, dated as of December 17,
         1997, by and among Del Monte Foods Company and the Initial
         Purchasers listed therein, relating to the Notes (the
         "Registration Rights Agreement") (incorporated by reference to Exhibit 4.3 to the Exchange Offer Registration Statement)
         NOTE: Pursuant to the provisions of paragraph (b)(2) of Item
         601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any
         schedule to the Registration Rights Agreement.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.4   Second Amended and Restated Credit Agreement, dated as of
         January 14, 2000, among Del Monte Corporation, Bank of
         America, N.A., as Administrative Agent, and the other
         financial institutions parties thereto (the "Second Amended
         Credit Agreement") (confidential treatment has been
         requested as to portions of the Exhibit) (incorporated by
         reference to Exhibit 10.1 to the Quarterly Report on Form
         10-Q for the period ended December 31, 1999 (the "December
         1999 10-Q)) NOTE: Pursuant to the provisions of paragraph
         (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Amended Credit Agreement.
  10.5   Amended and Restated Parent Guaranty, dated December 17,
         1997, executed by Del Monte Foods Company, with respect to the obligations under the Amended Credit Agreement (the
         "Restated Parent Guaranty") (incorporated by reference to
         Exhibit 4.5 to the Exchange Offer Registration Statement)
  10.6   Security Agreement, dated April 18, 1997, between Del Monte
         Corporation and Del Monte Foods Company and Bank of America
         National Trust and Savings Association (incorporated by
         reference to Exhibit 4.6 to the DMC Registration Statement)
  10.7   Pledge Agreement, dated April 18, 1997, between Del Monte
         Corporation and Bank of America National Trust and Savings
         Association (incorporated by reference to Exhibit 4.7 to DMC
         Registration Statement)
  10.8   Parent Pledge Agreement, dated April 18, 1997, between Del
         Monte Foods Company and Bank of America National Trust and
         Savings Association (incorporated by reference to Exhibit
         4.8 to the DMC Registration Statement)
  10.9   Indenture, dated as of April 18, 1997, among Del Monte
         Corporation, as issuer, Del Monte Foods Company, as
         guarantor, and Marine Midland Bank, as trustee, relating to the 12 1/4% Senior Subordinated Notes Due 2007 (incorporated by reference to Exhibit 4.2 to the DMC Registration
         Statement)
  10.10  Asset Purchase Agreement, dated as of November 12, 1997, among Nestle USA, Inc., Contadina Services, Inc., Del Monte
         Corporation and Del Monte Foods Company (the "Asset Purchase
         Agreement") (incorporated by reference to Exhibit 10.1 to
         Report on Form 8-K No. 33-36374-01 filed January 5, 1998)
  10.11  Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P.
         (incorporated by reference to Exhibit 10.1 to the DMC
         Registration Statement)
  10.12  Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P.
         (incorporated by reference to Exhibit 10.2 to the DMC
         Registration Statement)
  10.13  Retention Agreement between Del Monte Corporation and David
         L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)**
 *10.14  Retention Agreement between Del Monte Corporation and Irvin
         R. Holmes, dated January 1, 1992**
  10.15  Del Monte Foods Annual Incentive Award Plan, as amended
         (incorporated by reference to Exhibit 10.8 to the DMC
         Registration Statement)**
  10.16  Additional Benefits Plan of Del Monte Corporation, as
         amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.9 to the DMC Registration
         Statement)
  10.17  Supplemental Benefits Plan of Del Monte Corporation,
         effective as of January 1, 1990, as amended as of January 1,
         1992 and May 30, 1996 (incorporated by reference to Exhibit
         10.10 to the DMC Registration Statement)
  10.18  Del Monte Foods Company Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 4.1 to the
         Registration Statement on Form S-8)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.19  Del Monte Foods Company 1997 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 10.2 to the
         December 1999 10-Q)
  10.20  Agreement for Information Technology Services between Del
         Monte Corporation and Electronic Data Systems Corporation,
         dated November 1, 1992, as amended (incorporated by
         reference to Exhibit 10.11 to the DMC Registration
         Statement)
  10.21  Supply Agreement between Del Monte Corporation and Silgan
         Containers Corporation, dated as of September 3, 1993, as
         amended (incorporated by reference to Exhibit 10.12 to the
         DMC Registration Statement)**
  10.22  Del Monte Foods Company Non-Employee Directors and
         Independent Contractors 1997 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 10.4 to the
         December 1999 10-Q)
  10.23  Del Monte Foods Company 1998 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 10.3 to the
         December 1999 10-Q)**
  10.24  Employment Agreement and Promissory Note of Richard Wolford
         (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File
         No. 001-14335 (the "1998 Form 10-K"))**
  10.25  Employment Agreement and Promissory Note of Wesley Smith
         (incorporated by reference to Exhibit 10.26 to the 1998 Form
         10-K)**
  10.26  Supplemental Indenture, dated as of April 24, 1998, among
         Del Monte Corporation, as Issuer, Del Monte Foods Company,
         as Guarantor, and Marine Midland Bank, as Trustee
         (incorporated by reference to Exhibit 10.25 to the
         Registration Statement on Form S-1 No. 333-48235)
  10.27  Supplemental Indenture, dated as of April 24, 1998, between
         Del Monte Foods Company, as Guarantor, and Marine Midland
         Bank, as Trustee (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 No. 333-48235)
  10.28  Amendment and Waiver, dated as of April 16, 1998, to the
         Amended Credit Agreement and the Restated Parent Guaranty,
         by Del Monte Corporation and the financial institutions
         party thereto (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 No. 333-48235)
  10.29  Supplemental Indenture, dated as of December 19, 1997, among
         Del Monte Corporation, as Issuer, Del Monte Foods Company,
         as Guarantor, and Marine Midland Bank, as Trustee
 *10.30  Del Monte Corporation AIAP Deferred Compensation Plan dated
         October 14, 1999, effective July 1, 2000**
  10.31  Office Lease, dated October 7, 1999 between TMG/One Market,
         L.P. and Crossmarket, LLC (Landlord) and Del Monte
         Corporation (Tenant) (confidential treatment has been
         requested as to portions of the Exhibit) (incorporated by
         reference to Exhibit 10.5 to the December 1999 10-Q)
  11.1   Statement re Computation of Earnings Per Share (incorporated by reference to Item 8. Financial Statements and
         Supplementary Date, Footnote 7, to the Annual Report on Form
         10-K for the year ended June 30, 1999 contained herein)
 *12.1   Statement re Computation of Ratio of Earnings to Fixed
         Charges
  21.1   Subsidiaries of Del Monte Foods Company (incorporated by
         reference to Exhibit 21.1 to the 1999 Form 10-K)
 *23.1   Consent of KPMG LLP, Independent Accountants
 *27.1   Financial Data Schedule

---------------
 * filed herewith

** indicates a management contract or compensatory plan or arrangement