Form 10-Q
period 2000-09-30
DEL MONTE FOODS CO
filed 2000-11-14
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 33-36374-01

DEL MONTE FOODS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3542950
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

ONE MARKET, SAN FRANCISCO, CALIFORNIA 94105
(Address of Principal Executive Offices including Zip Code)

(415) 247-3000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ]

    As of October 31, 2000, 52,227,967 shares of Common Stock, par value $.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

                                                      September 30,   June 30,
                                                          2000          2000
                                                      ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents......................... $        7.7  $        5.1
  Trade accounts receivable, net of allowance.......        128.0         109.2
  Inventories.......................................        780.2         425.3
  Deferred tax asset................................         12.3          12.3
  Prepaid expenses and other current assets.........         19.5          25.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        947.7         577.8
Property, plant and equipment, net..................        346.1         341.8
Deferred tax assets.................................         61.9          61.9
Intangibles, net....................................         44.5          41.6
Other assets, net...................................         20.8          17.6
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,421.0  $    1,040.7
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      399.0  $      238.9
  Short-term borrowings.............................        271.6         153.5
  Current portion of long-term debt.................         37.7          35.6
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        708.3         428.0
Long-term debt......................................        531.8         443.0
Other noncurrent liabilities........................        163.8         159.1
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,403.9       1,030.1
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,223,416 at September 30, 2000 and
    52,219,792 at June 30, 2000.....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.2         400.1
  Retained earnings (deficit).......................       (383.2)       (389.6)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         17.1          10.6
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,421.0  $    1,040.7
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Millions, Except Share Data)

                                        Three Months Ended
                                          September 30,
                                       --------------------
                                           2000       1999
                                       ---------  ---------
Net sales............................ $   310.8  $   333.7
Cost of products sold................     204.6      211.5
Selling, administrative and general
  expenses...........................      81.2       94.2
Special charges related to plant
  consolidation......................       0.7        3.0
                                       ---------  ---------
   OPERATING INCOME..................      24.3       25.0
Interest expense.....................      18.9       16.3
Other income.........................      (4.7)       --
                                       ---------  ---------

   INCOME BEFORE INCOME TAXES........      10.1        8.7
Income taxes.........................       3.7        1.8
                                       ---------  ---------
   NET INCOME........................ $     6.4  $     6.9
                                       =========  =========

Per share data:

  Basic earnings..................... $    0.12  $    0.13
                                       =========  =========

  Diluted earnings................... $    0.12  $    0.13
                                       =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Millions)

                                                           Three Months Ended
                                                             September 30,
                                                          --------------------
                                                             2000       1999
                                                          ---------  ---------
OPERATING ACTIVITIES:
  Net income............................................ $     6.4  $     6.9
  Adjustments to reconcile net income to
     net cash flows (used in) operating activities:
     Depreciation and amortization......................       9.6       10.9
     Non-cash interest....................................     3.5        3.6
     Loss on disposal of assets.........................       0.3        0.5
  Changes in operating assets and liabilities:                 0.0        0.0
     Accounts receivable................................     (18.8)     (28.2)
     Inventories........................................    (348.9)    (363.3)
     Prepaid expenses and other current assets..........       7.2        4.3
     Other assets.......................................      (3.5)      (0.1)
     Accounts payable and accrued expenses..............     160.1      176.7
     Other non-current liabilities......................       1.2       (2.9)
                                                          ---------  ---------
                                                      0
       NET CASH USED IN OPERATING ACTIVITIES............    (182.9)    (191.6)
                                                          ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................      (9.8)     (10.3)
  Acquisition of business...............................     (12.7)       --
  Advance to supplier...................................      (0.8)       --
                                                          ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES............     (23.3)     (10.3)
                                                          ---------  ---------
FINANCING ACTIVITIES:
  Short-term borrowings.................................     254.5      258.4
  Payments on short-term borrowings.....................    (136.4)     (44.6)
  Proceeds from long-term borrowings....................     100.0        --
  Principal payments on long-term borrowings............      (9.1)      (7.8)
  Deferred debt issuance costs..........................      (0.3)       --
  Issuance of common stock..............................       0.1        --
  Other.................................................       --        (0.1)
                                                          ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES........     208.8      205.9
                                                          ---------  ---------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..........       2.6        4.0
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.       5.1        6.9
                                                          ---------  ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $     7.7  $    10.9
                                                          =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(In millions, except share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation: Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC" and together with DMFC, "Del Monte") operate in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products.

In the second quarter of fiscal 2000, the financial statements were reformatted to extend dollars in millions out to one decimal place. All prior periods have been conformed to the current presentation. Due to this change in presentation, minor rounding differences may result in prior periods.

The accompanying unaudited consolidated financial statements at September 30, 2000 and for the three-month periods ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

The balance sheet at June 30, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2000, and notes thereto, included in Del Monte's Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2000 and 1999 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs including original issue discount, and amortization of intangible assets.

                                      Three Months Ended
                                         September 30,
                                  ------------------------
                                      2000         1999
                                  -----------  -----------
Depreciation of plant and
  equipment and leasehold
  amortization (excluding
  accelerated depreciation)..... $       8.1  $       8.2
Accelerated depreciation........         0.4          1.5
Amortization of deferred debt
  issuance costs................         0.6          0.8
Amortization of intangibles.....         0.5          0.4
                                  -----------  -----------
   Depreciation and amortization $      $9.6  $     $10.9
                                  ===========  ===========

Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - Acquisitions

On September 1, 2000, Del Monte acquired the
worldwide rights to the Sunfresh brand citrus and tropical fruits line of
UniMark Group, Inc. (UniMark), as well as certain finished goods inventory and
UniMark's McAllen, Texas distribution center.  Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at UniMark's existing facility in
Mexico.  The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets.  The purchase price was subject to adjustment based on the final calculation of inventory on-hand as of the closing date.
Based on this calculation, the total purchase price was revised to $12.7.  Since the cash paid exceeded the final purchase price by $0.8, UniMark will reimburse this amount to Del Monte by the end of this fiscal year.  In connection with this acquisition, approximately $0.1 of indirect acquisition-related expenses were incurred.

The Sunfresh acquisition has been reflected in
the balance sheet at September 30, 2000.  The transaction has been accounted for using the purchase method of accounting.  The total purchase price has been allocated to the tangible and intangible assets acquired based on preliminary estimates of their respective fair values.  Accordingly, adjustments may be made based upon completion of the valuations that are in progress.  On a preliminary basis, the total purchase price was allocated as $6.0 to inventory, $3.2 to property, plant and equipment, and $3.5 representing intangible assets, which are being amortized over twenty years.  The results of operations of the acquired business for the period from the closing of the acquisition to period end and any other expenses of the transaction are reflected in the statements of income for the three-month period ended September 30, 2000, and did not significantly effect the results of operations of Del Monte for that period.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                               September 30,  June 30,
                                                   2000         2000
                                               -----------  -----------
  Finished product........................... $     723.9  $     295.2
  Raw materials and supplies.................        16.3         19.0
  Other, principally packaging material......        40.0        111.1
                                               -----------  -----------
     TOTAL INVENTORIES....................... $     780.2  $     425.3
                                               ===========  ===========

As of September 30, 2000 and June 30, 2000, the LIFO reserve was a debit balance of $12.8 for both periods.  During the three months ended
September 30, 2000 and 1999 respectively, and the twelve months ended June 30,
2000, inflation had a minimal impact on production costs.

NOTE 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended
                                         September 30,
                                  ------------------------
                                      2000         1999
                                  -----------  -----------
Basic:
Net income...................... $       6.4  $       6.9
                                  ===========  ===========

Average shares outstanding......  52,223,061   52,174,548
                                  ===========  ===========

Basic earnings per common share. $      0.12  $      0.13
                                  ===========  ===========

Diluted:
Net income...................... $       6.4  $       6.9
                                  ===========  ===========

Average shares outstanding........52,223,061   52,174,548
Net effect of dilutive options -
 based on the treasury stock met     348,409    1,390,230
                                  -----------  -----------
Totals............................52,571,470   53,564,778
                                  ===========  ===========

Diluted earnings per common shar $      0.12  $      0.13
                                  ===========  ===========

NOTE 5 - Long-Term Debt

As permitted under an amendment to Del Monte's
term loan facility, Del Monte increased its Term B Loan borrowings by $100.0 in
August 2000.  The proceeds of this borrowing were used to reduce the revolving credit facility ("Revolver") balance.

NOTE 6 - Plant Consolidation

In fiscal 1998, management committed to a plan to
consolidate processing operations.  In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for employees to be terminated.  At the beginning of the fiscal year, a balance of $2.9 remained in this accrual.  For the three months ended September
30, 2000, cash expenditure reductions to this accrual totaled $0.1, leaving a balance of $2.8 in this accrual at September 30, 2000.

In November 2000, management announced its intention to close
Del Monte's tomato processing plant located in Woodland, California in January
2001. This closure is part of management's plan to consolidate its California manufacturing operations in order to enhance the efficiency of processing operations; to reduce the production of lower-margin commodity products, such as bulk tomato paste; and to allow Del Monte to better meet the competitive challenges of the market.  Del Monte's Hanford, California facility will be the sole internal source of bulk tomato paste, a component of several of Del Monte's tomato products.

In connection with the closure of the Woodland plant, Del
Monte expects to record charges of between approximately $13 and $18 within the next two fiscal years. The majority of these charges will be recorded in this fiscal year. These costs primarily relate to asset write-offs, severance and benefit costs for employees to be terminated, and ongoing fixed costs until the sale of this property.

NOTE 7 -- Comprehensive Income

Del Monte has no significant items of other comprehensive
income in any period presented.  Therefore, net income as presented in the
Consolidated Statements of Income equals comprehensive income.

NOTE 8 - New Accounting Standards

Effective July 1, 2000, Del Monte adopted the Financial
Accounting Standards Board ("FASB") Statement of Financial Accounting Standards
("SFAS") No. 133 (as amended by SFAS No. 137 and 138), "Accounting for
Derivative Instruments and Hedging Activities."  SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

Del Monte has entered into interest-rate cap agreements as
described more fully in Note 4 to the financial statements included in Del
Monte's Annual Report on Form 10-K.  These agreements limit Del Monte's exposure on its floating rate debt to interest rate increases, thus reducing the impact of interest-rate increases on future income.  Del Monte currently has interest rate caps on both the Term Loan and the Revolver.  The interest-rate cap on the
Revolver is not accounted for as a hedge activity and is adjusted to fair value through income. At present, the interest-rate cap on the Term Loan is not effective as a cash flow hedge since the interest rate that Del Monte is currently paying is below the cap rate.  As such, the ineffective portion of the derivative's change in fair value is immediately recognized in earnings.  The impact of adoption of this standard, as well as any impact in the current period was immaterial; therefore, no further disclosures are presented.

ITEM 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2000 vs. Three Months Ended
September 30, 1999

Net sales.  Consolidated net sales for the first
quarter of fiscal 2000 decreased by $22.9 million, or 6.9%, compared to the prior year quarter.  Del Monte believes that the prior year sales were higher, in part, as a consequence of retailers' anticipation of increased sales associated with Y2K.  This dissimilarity between the current year quarter and the same period of the prior year significantly affects comparability between the two periods.  In addition, a portion of the decrease in sales in the current year reflects Del Monte's on-going efforts to shift emphasis towards sales of higher margin products and to reduce emphasis on lower margin commodity items.
This has resulted in a decrease in sales in the foodservice/food ingredients channel. Partially offsetting these decreases was an increase in new product sales, specifically Fruit-to-Go. For the 13-week period ended September
30, 2000, Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 22.0%, 34.9% and 16.7%, respectively, versus 21.0%, 32.6% and 16.4%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold as a
percent of net sales was 65.8% for the three months ended September 30, 2000 and
63.4% for the prior year quarter.  Manufacturing costs are unfavorable in the current year due to lower volume of production, as well as higher fruit production costs.  These increases in manufacturing costs are somewhat offset by continued cost savings from capital spending initiatives.

Selling, administrative and general expenses.
Selling, administrative and general expenses decreased by $13.0 million versus the same period of the prior year.  This decrease was due to lower selling and promotion costs resulting from lower volumes of retail products, the absence of new product introduction costs, and lower marketing spending for consumer programs.

Special charges related to plant consolidation. Del
Monte incurred charges representing accelerated depreciation of $0.4 million during the three months ended September 30, 2000 and $1.5 million during the three months ended September 30, 1999.  This acceleration results from the effects of adjusting the remaining useful lives of certain tomato and fruit processing assets to match the period of use prior to the closures of these plants.  Also included in special charges during the current period were approximately $0.3 million of ongoing fixed costs and other period costs incurred in connection with the plant closures.

In November 2000, management announced its intention to close
Del Monte's tomato processing plant located in Woodland, California in January
2001.  In connection with the closure of the Woodland plant, Del Monte expects to record charges of between approximately $13 and $18 within the next two fiscal years. The majority of these charges will be recorded in this fiscal year. These costs primarily relate to asset write-offs, severance and benefit costs for employees to be terminated, and ongoing fixed costs until the sale of this property.

Interest expense.  Interest expense increased by $2.6
million compared to the prior year quarter due to higher debt balances than in the prior year.

Other income.  Other income for the quarter ended
September 30, 2000 represents the reversal of an accrual for a contingent liability.

Income taxes.  The increase in income tax expense was
primarily due to an increase in income before taxes and the impact of the use of net operating loss carryforwards in the prior year quarter.

Net income.  Net income for the quarter ended September
30, 2000 was $0.5 million lower than net income for the quarter ended September
30, 1999.  The decrease in income in the current year quarter was primarily due to lower sales, higher production costs, and an increase in income taxes, offset by lower marketing spending, other income and lower special charges related to the plant consolidation plan.

Other Performance Measures

Adjusted EBITDA.  Del Monte believes EBITDA, as
adjusted, is a measure widely-used by the financial community to evaluate Del
Monte's cash-based operating performance and its ability to provide cash flows to service debt.  Del Monte believes that this measure presents a meaningful measure of operating cash flow (excluding the effects of working capital changes and capital expenditures) by eliminating the effects of one-time charges or credits. Adjusted EBITDA represents EBITDA (income before income taxes and extraordinary items, and depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges.
Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with GAAP). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

Adjusted EBITDA was $33.8 million in the current period
compared to $36.6 million for the three months ended September 30, 1999.  This decrease was primarily attributable to lower sales.  For the three months ended
September 30, 2000, income before income taxes, plus interest expense was $29.0 million and was adjusted for special charges, non-cash items and non-recurring charges of $4.8 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $0.7 million, depreciation and amortization of $8.6 million (excluding accelerated depreciation of $0.4 million and amortization of deferred debt issuance costs of
$0.6 million), the reversal of an accrual related to a contingent liability, and
$0.3 million of other non-recurring charges.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission
issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in
Financial Statements. "  SAB 101 is to be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, which for Del
Monte would be the fourth fiscal quarter of fiscal year 2001.  SAB 101 addresses various topics in revenue recognition.  Del Monte is currently analyzing SAB
101, however based on management's current understanding and interpretation, SAB
101 is not expected to have a material impact on Del Monte's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board
issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions
Involving Stock Compensation - An Interpretation of Accounting Principles Board
Opinion ("APB") No. 25".  FIN 44 clarifies the application of APB 25 and is effective July 1, 2000.  Del Monte believes that its current accounting policies are in conformity with this interpretation, and does not believe that FIN 44 will have a material effect on Del Monte's consolidated financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and
Costs".  This issue addresses the income statement classification for shipping and handling fees and costs by companies. Del Monte believes that its current accounting policies are in conformity with this issue, and does not believe that
EITF 00-10 will have a material effect on Del Monte's consolidated financial statements.

In May 2000, the EITF reached a consensus on Issue 00-14,
"Accounting for Certain Sales Incentives".  This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.  The transition date for this EITF is to correspond with the implementation date for SAB 101.  Del Monte is currently analyzing EITF 00-14, however based on management's current understanding and interpretation, EITF 00-
14 is not expected to have a material impact on Del Monte's consolidated financial statements, although certain reclassifications may occur.

Financial Condition - Liquidity and Capital Resources

Del Monte's primary cash requirements are to fund debt
service, finance seasonal working capital needs and make capital expenditures.
Internally generated funds and amounts available under its revolving credit facility are Del Monte's primary sources of liquidity.

Del Monte's quarterly operating results have varied in the
past and are likely to vary in the future based upon a number of factors.  The working capital requirements of Del Monte are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes it processes.  Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly.  Del Monte's historical net sales have exhibited seasonality, with net sales in the first fiscal quarter affected by lower levels of promotional activity, the availability of fresh produce and other factors.  This situation impacts operating results as sales volumes, revenues and profitability decline during this period.  Historically, the second and third fiscal quarters reflect increased sales of Del Monte's products, and related increased cost of products sold and selling and promotional expenses, during the holiday period extending from late November through December, as well as sales associated with the Easter holiday.
Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix.

To finance working capital requirements, Del Monte relies on its Revolver, which has a maximum availability of $350 million, subject to an asset-based borrowing base.  As of September 30, 2000, $271.6 million was outstanding under the revolving credit facility, compared to $153.5 million at
June 30, 2000.  The increase in inventories at September 30, 2000 from June 30,
2000 reflects the seasonal inventory buildup and depletion. The increase in accounts payable and accrued expenses from June 30, 2000 to September 30, 2000 primarily reflects accrued expenses resulting from the peak production period.  During August 2000, as
permitted under an amendment to Del Monte's term loan facility, Del Monte increased its Term B Loan borrowings by $100.0 million.  The proceeds of this borrowing were used to reduce the Revolver balance.

On September 1, 2000, Del Monte acquired the worldwide rights to the Sunfresh brand citrus and tropical fruits product line of UniMark, as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center.  Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at UniMark's existing facility in Mexico.  The original purchase price was $14.5 million of which $13.5 million was paid solely in cash at closing for those assets.  The purchase price was subject to adjustment based on the final calculation of inventory on-hand as of the closing date.  Based on this calculation, the total purchase price was revised to $12.7 million.  Since the cash paid exceeded the final purchase price by $0.8 million, UniMark will reimburse this amount to Del Monte by the end of this fiscal year.  In connection with this acquisition, approximately $0.1 million of indirect acquisition-related expenses were incurred.

As of September 30, 2000, Del Monte's short-term borrowings
and long-term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the
"Debt").  The Debt agreements contain restrictive covenants, the most restrictive of which currently is the senior debt ratio.  Del Monte is in compliance with all such covenants for the first quarter of fiscal 2000.

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

Forward-looking statements involve inherent risks and
uncertainties.  Del Monte cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-
looking statement.  These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; raw material costs and availability; the loss of significant customers; availability of qualified personnel; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital;
inability to increase prices; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends; production capacity constraints and other factors referenced in this quarterly report.

Please see Del Monte's Annual Report on Form 10-K for the
year ended June 30, 2000 filed with the Securities and Exchange Commission on
September 8, 2000 for a more detailed discussion of factors that may affect future results.

ITEM 3. Quantitative and Qualitative Disclosures
about Market Risk

Reference is made to the discussion of Del Monte Foods
Company's Financial Instruments and Risk Management Policies in "Management's
Discussion and Analysis of Operations and Financial Condition and Results of
Operations" in Del Monte's Annual Report on Form 10-K for the year ended June
30, 2000.  As of September 30, 2000, there were no material changes to the information presented.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM
1.  Legal Proceedings.

Del Monte is involved from time to time in various legal
proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which Del Monte carries insurance or is self-insured, as well as trademark, copyright and related litigation.  While it is not feasible to predict or determine the ultimate outcome of these matters, Del Monte believes that none of these legal proceedings will have a material adverse effect on Del Monte's financial position.

ITEM 2.     Changes in Securities.  None.

ITEM 3.  Defaults upon Senior Securities.
None.

ITEM 4.  Submission of Matters to a Vote of Security
Holders.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

 (27) Financial Data Schedule

(b) Reports on Form 8-K

 Del Monte did not file any reports on Form 8-K during the
quarter ended September 30, 2000.

DEL MONTE FOODS COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL MONTE FOODS COMPANY

(Registrant)

Dated: November 13, 2000

By:

/s/ RICHARD G. WOLFORD

Richard G. Wolford

President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/ DAVID L. MEYERS

David L. Meyers

 Executive Vice President, Administration and Chief Financial Officer

(Principal Financial and Accounting Officer)

DEL MONTE FOODS COMPANY

INDEX TO EXHIBITS FOR FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2000

Exhibit Number

Exhibit Title

27.1

Financial Data Schedule