Form 10-Q
period 2000-12-31
DEL MONTE FOODS CO
filed 2001-02-09
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ]

    As of January 31, 2001, 52,233,822 shares of Common Stock, par value $.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

                                                       December 31,   June 30,
                                                          2000          2000
                                                      ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents......................... $        7.5  $        5.1
  Trade accounts receivable, net of allowance.......        140.9         109.2
  Inventories.......................................        638.6         425.3
  Deferred tax assets...............................         13.7          12.3
  Prepaid expenses and other current assets.........         15.5          25.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        816.2         577.8
Property, plant and equipment, net..................        337.6         341.8
Deferred tax assets.................................         58.9          61.9
Intangibles, net....................................         44.6          41.6
Other assets, net...................................         24.0          17.6
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,281.3  $    1,040.7
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      308.1  $      238.9
  Short-term borrowings.............................        222.4         153.5
  Current portion of long-term debt.................         38.8          35.6
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        569.3         428.0
Long-term debt......................................        528.4         443.0
Other noncurrent liabilities........................        157.9         159.1
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,255.6       1,030.1
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,230,457 at December 31, 2000 and
    52,219,792 at June 30, 2000.....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.3         400.1
  Retained earnings (deficit).......................       (374.7)       (389.6)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         25.7          10.6
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,281.3  $    1,040.7
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Share Data)

                                        Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                       --------------------  --------------------
                                           2000       1999       2000       1999
                                       ---------  ---------  ---------  ---------
Net sales............................ $   428.2  $   455.4  $   739.0  $   789.1
Cost of products sold................     277.4      284.5      482.0      496.0
Selling, administrative and general
  expenses...........................     107.8      117.6      189.0      211.8
Special charges related to plant
  consolidation......................      11.8        4.4       12.5        7.4
                                       ---------  ---------  ---------  ---------
   OPERATING INCOME..................      31.2       48.9       55.5       73.9
Interest expense.....................      20.6       18.3       39.5       34.6
Other income.........................       --         --        (4.7)       --
                                       ---------  ---------  ---------  ---------

   INCOME BEFORE INCOME TAXES........      10.6       30.6       20.7       39.3
Income taxes.........................       2.1        7.8        5.8        9.6
                                       ---------  ---------  ---------  ---------
   NET INCOME........................ $     8.5  $    22.8  $    14.9  $    29.7
                                       =========  =========  =========  =========

Per share data:

  Basic earnings..................... $    0.16  $    0.44  $    0.29  $    0.57
                                       =========  =========  =========  =========

  Diluted earnings................... $    0.16  $    0.43  $    0.28  $    0.56
                                       =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

                                                           Six Months Ended
                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ---------  ---------
OPERATING ACTIVITIES:
  Net income............................................ $    14.9  $    29.7
  Adjustments to reconcile net income to
     net cash flows (used in) operating activities:
     Depreciation and amortization......................      18.7       22.0
     Deferred taxes.....................................       1.6        --
     Non-cash interest..................................       6.9        6.1
     Loss on disposal/write-down of assets..............      11.3        1.0
  Changes in operating assets and liabilities:                 0.0        0.0
     Accounts receivable................................     (31.7)     (21.8)
     Inventories........................................    (207.3)    (227.9)
     Prepaid expenses and other current assets..........      11.2        1.5
     Other assets.......................................      (8.4)       --
     Accounts payable and accrued expenses..............      69.2       68.7
     Other non-current liabilities......................      (1.2)      (3.9)
                                                          ---------  ---------

       NET CASH USED IN OPERATING ACTIVITIES............    (114.8)    (124.6)
                                                          ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................     (19.8)     (19.9)
  Acquisition of plant..................................       --       (11.0)
  Proceeds from sale of assets..........................       --         0.1
  Acquisition of business...............................     (12.7)       --
  Advance to supplier...................................      (0.8)       --
                                                          ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES............     (33.3)     (30.8)
                                                          ---------  ---------
FINANCING ACTIVITIES:
  Short-term borrowings.................................     324.8      339.7
  Payments on short-term borrowings.....................    (255.9)    (165.4)
  Proceeds from long-term borrowings....................     100.0        --
  Principal payments on long-term borrowings............     (18.3)     (15.7)
  Deferred debt issuance costs..........................      (0.3)       --
  Issuance of common stock..............................       0.2        --
  Other.................................................       --        (0.1)
                                                          ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES........     150.5      158.5
                                                          ---------  ---------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..........       2.4        3.1
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.       5.1        6.9
                                                          ---------  ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $     7.5  $    10.0
                                                          =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

(In millions, except share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation: Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC" and together with DMFC, "Del Monte"), operate in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products.

The accompanying unaudited consolidated financial statements at December 31, 2000 and for the three-month and six-month periods ended December 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

Depreciation and amortization. Depreciation and amortization for the three and six months ended December 31, 2000 and 1999 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs including original issue discount, and amortization of intangible assets.

                                      Three Months Ended        Six Months Ended
                                         December 30,              December 30,
                                  ------------------------  ------------------------
                                      2000         1999         2000         1999
                                  -----------  -----------  -----------  -----------
Depreciation of plant and
  equipment and leasehold
  amortization (excluding
  accelerated depreciation)..... $       7.3  $       8.2  $      15.4  $      16.4
Accelerated depreciation........         0.1          1.7          0.5          3.2
Amortization of deferred debt
  issuance costs................         1.2          0.7          1.8          1.5
Amortization of intangibles.....         0.5          0.5          1.0          0.9
                                  -----------  -----------  -----------  -----------
   Depreciation and amortization $      $9.1  $     $11.1  $     $18.7  $     $22.0
                                  ===========  ===========  ===========  ===========

Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - Acquisitions

On January 18, 2001, Del Monte announced that it had received bankruptcy court approval to acquire the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley") for approximately $41 million in cash. The purchase price may be adjusted based on the final calculation of inventory on-hand as of the closing date. S&W branded products include canned fruits, tomatoes, beans, specialty sauces and vegetables. No other Tri Valley assets are involved in this transaction, and Del Monte is not assuming any of Tri Valley's liabilities. The transaction, which is contingent upon the signing of a definitive acquisition agreement and regulatory approvals, is expected to close during the third quarter of this fiscal year.

On September 1, 2000, Del Monte acquired the worldwide rights to the Sunfresh brand citrus and tropical fruits line of UniMark Group, Inc. ("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center.  Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at UniMark's existing facility in Mexico to be purchased by Del Monte at current market rates.  The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets.  The purchase price was subject to adjustment based on the final calculation of inventory on-hand as of the closing date.  Based on this calculation, the total purchase price was revised to $12.7.  Since the cash paid exceeded the final purchase price by $0.8, UniMark will reimburse this amount to Del Monte by the end of this fiscal year.  In connection with this acquisition, approximately $0.1 of indirect acquisition-
related expenses were incurred.

The Sunfresh acquisition has been reflected in the balance sheet at December 31, 2000.  The transaction has been accounted for using the purchase method of accounting.  The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values.  Accordingly, adjustments may be made based upon completion of the valuations that are in progress.  The total purchase price was allocated as $6.0 to inventory, $3.2 to property, plant and equipment, and $3.5 representing intangible assets, which are being amortized over twenty years.  The results of operations of the acquired business for the period from the closing of the acquisition to period end and any other expenses of the transaction are reflected in the statements of income for the three-month period ended December 31, 2000, and did not significantly affect the results of operations of Del Monte for that period.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                December 31,  June 30,
                                                   2000         2000
                                               -----------  -----------
  Finished product........................... $     571.9  $     295.2
  Raw materials and supplies.................        11.5         19.0
  Other, principally packaging material......        55.2        111.1
                                               -----------  -----------
     TOTAL INVENTORIES....................... $     638.6  $     425.3
                                               ===========  ===========

As of December 31, 2000 and June 30, 2000, the LIFO reserve was a debit balance of $13.0 and $12.8, respectively.  During the three and six months ended December 31, 2000 and 1999 respectively, and the twelve months ended June 30, 2000, inflation had a minimal impact on production costs.

NOTE 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended        Six Months Ended
                                         December 30,              December 30,
                                  ------------------------  ------------------------
                                      2000         1999         2000         1999
                                  -----------  -----------  -----------  -----------
Basic:
Net income...................... $       8.5  $      22.8  $      14.9  $      29.7
                                  ===========  ===========  ===========  ===========

Average shares outstanding......  52,228,965   52,179,457   52,226,013   52,177,002
                                  ===========  ===========  ===========  ===========

Basic earnings per common share. $      0.16  $      0.44  $      0.29  $      0.57
                                  ===========  ===========  ===========  ===========

Diluted:
Net income...................... $       8.5  $      22.8  $      14.9  $      29.7
                                  ===========  ===========  ===========  ===========

Average shares outstanding......  52,228,965   52,179,457   52,226,013   52,177,002
Net effect of dilutive
 options -  based on the
 treasury stock method .........     381,596      967,631      366,062    1,183,859
                                  -----------  -----------  -----------  -----------
Totals..........................  52,610,561   53,147,088   52,592,075   53,360,861
                                  ===========  ===========  ===========  ===========

Diluted earnings per common
 share.......................... $      0.16  $      0.43  $      0.28  $      0.56
                                  ===========  ===========  ===========  ===========

Options outstanding in the amounts of 4,362,813 and 1,812,232 shares during the three months ended December 31, 2000 and 1999, respectively, and 4,180,295 and 61,855 during the six months ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because these options' exercise prices were greater than the average market price of the common shares for those periods.

NOTE 5 - Long-Term Debt

As permitted under an amendment to Del Monte's term loan facility, Del Monte increased its Term B Loan borrowings by
$100.0 in August 2000.  The proceeds of this borrowing were used to reduce the revolving credit facility ("Revolver") balance.

NOTE 6 - Plant Consolidation

In fiscal 1998, management committed to a plan to consolidate processing operations.  In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated.  At the beginning of the fiscal year, a balance of $2.9 remained in this accrual.  For the six months ended December 31, 2000, $0.2 was paid in severance thereby reducing this accrual and $0.7 was reversed, as certain accrual amounts were no longer required, leaving a balance of $2.0 in this accrual at December 31, 2000.  As of December 31, 2000, 226 employees had been terminated under this consolidation plan.

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

In connection with this closure, Del Monte established an accrual of $0.6 in the second quarter of fiscal 2001 relating to severance and benefit costs for 40 employees to be terminated.  At December 31, 2000, no costs have been charged against this accrual.  In addition, Del Monte has recorded a charge of $10.5, representing the write-off of assets no longer used in operations.
The land and buildings at Woodland are being held for sale.  These charges are included in the income statement caption "Special charges related to plant consolidation."  Del Monte expects to record an additional $2.0 to $6.0 within the next two fiscal years, primarily related to ongoing fixed costs and equipment removal until the sale of this property.

NOTE 7 -- Comprehensive Income

Del Monte has no significant items of other comprehensive income in any period presented.  Therefore, net income as presented in the Consolidated Statements of Income equals comprehensive income.

NOTE 8 -- Income Taxes

Del Monte's effective tax rate for the three-month and six-month periods ended December 31, 2000 was lower than the statutory
U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards and the applicable limitations on their use under the tax laws.

NOTE 9 - New Accounting Standards

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended December 31, 2000 vs. Three and Six Months Ended December 31, 1999

Net sales.  Consolidated net sales for the three and six months ended December 31, 2000 decreased by $27.2 million, or
6.0%, and $50.1 million, or 6.4%, respectively, compared to the same periods of the prior year.  Del Monte believes that the prior year sales were higher, in part, as a consequence of retailers' anticipation of increased sales associated with Y2K.  This dissimilarity between the current year and the same periods of the prior year significantly affects comparability between the periods.  Partially offsetting the decrease in net sales was an increase in new product sales, specifically Fruit-to-Go, a new single-serve fruit snack packaged in plastic introduced nationally less than a year ago.

Although volumes have decreased by 4.0% in the six-month period ended December 31, 2000 as compared to prior year, Del Monte's market shares have increased over the prior year period. For the 26-week period ended December 30, 2000, Del Monte's market share for
Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 22.5%, 34.1% and 18.7%, respectively, versus
22.4%, 32.3% and 16.8%, respectively, in the previous year period. For the 13-week period ended December 30, 2000, Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 22.9%, 33.6% and 19.1%, respectively, versus 23.5%, 32.1% and 17.0%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold as a percent of net sales was 64.8% for the three months ended December 31,
2000 and 62.5% for the prior year quarter.  Cost of products sold as a percent of net sales was 65.2% for the six months ended
December 31, 2000 versus 62.9% for the same period of the prior year.  The increase in costs of products sold as a percent of net sales was due to an unfavorable sales mix, together with manufacturing costs that are unfavorable in the current year due to both lower production volumes and higher fruit production costs.  These increases in manufacturing costs are somewhat offset by continued
cost savings from capital spending initiatives.

Selling, administrative and general expenses.  Selling, administrative and general expenses decreased by $9.8 million and
$22.8 million for the three-month and six-month periods ended December 31, 2000 as compared to the same periods of the prior year.
This decrease was due primarily to lower selling and promotion costs resulting from lower volumes of retail products.

Special charges related to plant consolidation. In November 2000, management announced its intention to close Del Monte's tomato processing plant located in Woodland, California.  Included in special charges during the current three and six months ended
December 31, 2000 was the write-off of $10.5 million of assets related to the closure of this plant.  In addition, an accrual of $0.6 was recorded for severance and benefits costs for employees to be terminated.  Del Monte also incurred charges representing accelerated depreciation of $0.1 million and $0.5 million during the three and six months ended December 31, 2000 and $1.7 million and $3.2 million during the three and six months ended December 31, 1999. This accelerated depreciation results from the effects of adjusting the remaining useful lives of certain processing assets to match the period remaining until their use is discontinued due to the closures of operating plants.  For the three and six months ended December 31, 2000, $1.3 million and $1.6 million , respectively, of ongoing fixed costs and other period costs incurred in connection with the plant closures were recorded, compared with $2.7 million and $4.2 million for the three and six months ended December 31, 1999.  The decreases in these costs in the current year periods as compared to the prior year periods is primarily due to the completion of the conversion of the Modesto facility to a fruit plant in June 2000.  A reduction of $0.7 million of the severance accrual related to the Stockton plant was also included in special charges during the three and six months ended December 31, 2000.

Interest expense.  Interest expense increased for the three-month and six-month periods ended December 31, 2000 by $2.3 million and $4.9 million, respectively, as compared to the same periods of the prior year, due to higher debt balances.

Other income.  Other income for the six months ended December 31, 2000 represents the reversal of an accrual for a contingent liability no longer required.

Income taxes.  The effective tax rate decreased for the three months ended December 31, 2000 as compared to the prior year period as a result of utilizing certain state credits to offset taxes due.  The effective tax rate for the six-month period ended
December 31, 2000 increased as compared to the prior year period reflecting the availability of certain unrestricted net operating loss carryforwards in the prior year that are no longer available in the current period.

Net income.  Net income for the three-month and six-month periods ended December 31, 2000 was lower than for the three-month and six-month periods ended December 31, 1999.  The decrease in income in the current year periods was primarily due to lower sales, higher production costs, and higher special charges related to plant consolidation offset by lower marketing spending.  Other income recorded for the six months ended December 31, 2000 also offset the decreases to net income mentioned above.

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

Adjusted EBITDA was $51.5 million in the current quarter compared to $62.0 million for the three months ended December 31, 1999.
This decrease was attributable to lower sales along with higher production costs.  For the three months ended December 31, 2000, income before income taxes plus interest expense was $31.2 million and was adjusted for special charges, non-cash items and non-
recurring charges of $20.3 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $11.8 million, primarily consisting of the write-off of $10.5 million of assets related to the
Woodland plant closure, depreciation and amortization of $7.8 million (excluding accelerated depreciation of $0.1 million and amortization of deferred debt issuance costs of $1.2 million), and $0.7 million of other non-recurring charges.

Adjusted EBITDA was $85.3 million in the current six-month period compared to $98.6 million for the six months ended December 31,
1999.  This decrease was primarily attributable to lower sales, as well as higher production costs.  For the six months ended
December 31, 2000, income before income taxes, plus interest expense was $60.2 million and was adjusted for special charges, non-cash items and non-recurring charges of $25.1 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $12.5 million, primarily consisting of the write-off of $10.5 million of assets related to the Woodland plant closure, depreciation and amortization of $16.4 million (excluding accelerated depreciation of $0.5 million and amortization of deferred debt issuance costs of $1.8 million), the reversal of an accrual related to a contingent liability, and $1.0 million of other non-recurring charges.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue
Recognition in Financial Statements."  SAB 101 is to be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, which for Del Monte would be the fourth fiscal quarter of fiscal year 2001.  SAB 101 addresses various topics in revenue recognition.  Del Monte is currently analyzing SAB 101, however based on management's current understanding and interpretation, SAB 101 is not expected to have a material impact on Del Monte's consolidated financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling
Fees and Costs."  This issue addresses the income statement classification for shipping and handling fees and costs by companies. Del
Monte believes that its current accounting policies are in conformity with this issue, and does not believe that EITF 00-10 will have a material effect on Del Monte's consolidated financial statements.

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives."  This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.  The transition date for this EITF is to correspond with the implementation date for SAB 101.  Del Monte is currently analyzing EITF 00-14.  However, based on management's current understanding and interpretation, EITF 00-14 is not expected to have a material impact on Del Monte's consolidated financial statements, although certain reclassifications may occur.  Based on Del Monte's current analysis, $15.9 million and $17.3 million of consumer promotion costs relating to estimated coupon redemption for the six month periods ended
December 31, 2000 and 1999, respectively, currently included in selling, administrative and general expenses would be reclassified and presented as a reduction of revenue upon adoption of EITF 00-14.

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

To finance working capital requirements, Del Monte relies on its Revolver, which has a maximum availability of $350 million, subject to an asset-based borrowing base.  As of December 31, 2000, a total of $222.4 million was outstanding under revolving credit facilities, compared to $153.5 million at June 30, 2000.  Available amounts under the Revolver totaled $94.0 million at December 31,
2000.  The increase in inventories at December 31, 2000 from June 30, 2000 reflects the seasonal inventory buildup during the packing months from late June through October and depletion through the remaining months of the year.  The increase in accounts payable and accrued expenses from June 30, 2000 to December 31, 2000 primarily reflects accrued expenses resulting from the peak production period.  During August 2000, as permitted under an amendment to Del Monte's term loan facility, Del Monte increased its Term B Loan borrowings by $100.0 million.  The proceeds of this borrowing were used to reduce the
Revolver balance.

On September 1, 2000, Del Monte acquired the worldwide rights to the Sunfresh brand citrus and tropical fruits product line of UniMark, as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center.  Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at
UniMark's existing facility in Mexico.  The original purchase price was $14.5 million of which $13.5 million was paid solely in cash at closing for those assets, and was funded through Revolver borrowings.  The purchase price was subject to adjustment based on the final calculation of inventory on-hand as of the closing date.  Based on this calculation, the total purchase price was revised to
$12.7 million.  Since the cash paid exceeded the final purchase price by $0.8 million, UniMark will reimburse this amount to Del
Monte by the end of this fiscal year.  In connection with this acquisition, approximately $0.1 million of indirect acquisition-
related expenses were incurred.

On January 18, 2001, Del Monte announced that it had received bankruptcy court approval to acquire the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley") for approximately $41 million in cash.  The purchase price may be adjusted based on the final calculation of inventory on-hand as of the closing date.
S&W branded products include canned fruits, tomatoes, beans, specialty sauces and vegetables.  No other Tri Valley assets are involved in this transaction, and Del Monte is not assuming any of Tri Valley's liabilities.  The transaction, which is contingent upon the signing of a definitive acquisition agreement and regulatory approvals, is expected to close during the third quarter of this fiscal year, and is expected to be funded through Revolver borrowings.

As of December 31, 2000, Del Monte's short-term borrowings and long-term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes (collectively, the "Debt").  The Debt agreements contain restrictive covenants, the most restrictive of which currently is the senior debt ratio.  Del Monte is in compliance with all such covenants for the second quarter of fiscal 2001.

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
the loss of significant customers; availability of qualified personnel; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; changes in promotional activities by Del Monte or its competitors; availability, terms and deployment of capital; inability to increase prices; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations;
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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk Management Policies in
"Management's Discussion and Analysis of Operations and Financial Condition and Results of Operations" in Del Monte's Annual Report
on Form 10-K for the year ended June 30, 2000.  As of December 31, 2000, there were no material changes to the information presented.

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

ITEM 2.     Changes in Securities And Use of Proceeds.  None.

ITEM 3.  Defaults upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on November 15, 2000 in San Francisco, California.  Five matters were submitted to a vote of stockholders:  (i) election of four Class III directors to hold office for a 3-year term (Proposal 1); (ii)
approval of amendments to the Company's 1998 Stock Incentive Plan to increase the number of shares authorized for issuance and to allow the plan to qualify under Section 162 (m) of the Internal Revenue Code (Proposal 2); (iii) approval of an amendment to the
Company's Non-Employee Director and Independent Contractors 1997 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan (Proposal 3); (iv) approval of the Company's 1998 Stock Incentive Plan and Annual Incentive Award Plan to
comply with Section 162(m) of the Internal Revenue Code (Proposal 4); and (v) ratification of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 (Proposal 5).

 Richard W. Boyce, Al Carey, Denise M. O'Leary and Richard G. Wolford were nominated as Class III directors.  44,957,231 votes were cast for Richard W. Boyce and 992,634 votes were withheld.  43,359,484 votes were cast for Al Carey and 2,590,381 votes were withheld.  45,091,430 votes were cast for Denise M. O'Leary and 858,435 votes were withheld. 44,927,809 votes were cast for Richard
G. Wolford and 1,022,056 votes were withheld.  The other directors whose term of office as a director continued after the meeting were: Timothy G. Bruer, Brian E. Haycox, William S. Price III, Patrick Foley, Jeffrey A. Shaw, and Wesley J. Smith.

35,894,596 votes were cast in favor of Proposal 2, 5,949,719 were cast against, and 37,833 votes abstained.

35,888,753 votes were cast in favor of Proposal 3, 5,933,502 were cast against, and 59,943 votes abstained.

45,182,502 votes were cast in favor of Proposal 4, 707,155 were cast against, and 60,607 votes abstained.

45,864,968 votes were cast in favor of Proposal 5, 36,031 votes were cast against, and 48,866 votes abstained.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

 Exhibit Number

Exhibit Title

   10.1

  Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) - incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on
  Form S-8 (File No. 333-52226).

   10.2

  Del Monte Foods Company Non-Employee Director and Independent
  Contractor 1997 Stock Incentive Plan (as amended through November
  15, 2000) - incorporated by reference to Exhibit 4.1 to the
  Registrant's Registration Statement on Form S-8 (File No. 333-52226).

  *10.3

  Retention Plan (adopted October 24, 2000) (Confidential Treatment has been requested for portions of this Exhibit).

  *    filed herewith

(b) Reports on Form 8-K

 Del Monte did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                             DEL MONTE FOODS COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEL MONTE FOODS COMPANY

(Registrant)

Dated: February 8, 2001

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)

                             DEL MONTE FOODS COMPANY

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED DECEMBER 31, 2000

 Exhibit Number

Exhibit Title

   10.1

  Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) - incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on
  Form S-8 (File No. 333-52226).

   10.2

  Del Monte Foods Company Non-Employee Director and Independent
  Contractor 1997 Stock Incentive Plan (as amended through November
  15, 2000) - incorporated by reference to Exhibit 4.1 to the
  Registrant's Registration Statement on Form S-8 (File No. 333-52226).

  *10.3

  Retention Plan (adopted October 24, 2000) (Confidential Treatment has been requested for portions of this Exhibit).

  *    filed herewith