Form 10-Q
period 2001-03-31
DEL MONTE FOODS CO
filed 2001-05-15
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ]

    As of April 30, 2001, 52,244,238 shares of Common Stock, par value $.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

                                                         March 31,    June 30,
                                                          2001          2000
                                                      ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents......................... $        8.9  $        5.1
  Trade accounts receivable, net of allowance.......        140.3         109.2
  Inventories.......................................        535.2         425.3
  Deferred tax assets...............................         13.7          12.3
  Prepaid expenses and other current assets.........         16.2          25.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        714.3         577.8
Property, plant and equipment, net..................        337.5         341.8
Deferred tax assets.................................         56.9          61.9
Intangible assets, net..............................         56.4          41.6
Other assets, net...................................         26.9          17.6
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,192.0  $    1,040.7
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      272.1  $      238.9
  Short-term borrowings.............................        167.5         153.5
  Current portion of long-term debt.................         39.8          35.6
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        479.4         428.0
Long-term debt......................................        518.3         443.0
Other noncurrent liabilities........................        157.8         159.1
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,155.5       1,030.1
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,240,909 at March 31, 2001 and
    52,219,792 at June 30, 2000.....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.4         400.1
  Retained earnings (deficit).......................       (364.0)       (389.6)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         36.5          10.6
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,192.0  $    1,040.7
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Data)

                                        Three Months Ended     Nine Months Ended
                                             March 31,             March 31,
                                       --------------------  --------------------
                                          2001        2000      2001        2000
                                       ---------  ---------  ---------  ---------
Net sales............................ $   383.4  $   353.3  $ 1,122.4  $ 1,142.4
Cost of products sold................     257.3      224.3      739.3      720.3
Selling, administrative and general
  expenses...........................      89.7       92.6      278.7      304.4
Special charges related to plant
  consolidation......................       1.5        2.4       14.0        9.8
                                       ---------  ---------  ---------  ---------
   OPERATING INCOME..................      34.9       34.0       90.4      107.9
Interest expense.....................      18.8       16.6       58.3       51.2
Other expense (income)...............       --         0.2       (4.7)       0.2
                                       ---------  ---------  ---------  ---------

   INCOME BEFORE INCOME TAXES........      16.1       17.2       36.8       56.5
Income taxes.........................       5.4        4.0       11.2       13.6
                                       ---------  ---------  ---------  ---------
   INCOME BEFORE EXTRAORDINARY ITEM..      10.7       13.2       25.6       42.9
Extraordinary loss from early debt
   retirement, net of tax benefit....       --         3.9        --         3.9
                                       ---------  ---------  ---------  ---------
   NET INCOME........................ $    10.7  $     9.3  $    25.6  $    39.0
                                       =========  =========  =========  =========

Earnings Per share data:

  Basic.............................. $    0.21  $    0.18  $    0.49  $    0.75
                                       =========  =========  =========  =========

  Diluted............................ $    0.20  $    0.18  $    0.49  $    0.73
                                       =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

                                                             Nine Months Ended
                                                                  March 31,
                                                          --------------------
                                                             2001        2000
                                                          ---------  ---------
OPERATING ACTIVITIES:
  Net income............................................ $    25.6  $    39.0
  Adjustments to reconcile net income to net cash flows:
     Depreciation and amortization......................      27.5       30.4
     Extraordinary loss from early retirement of debt...       --         3.9
     Deferred taxes.....................................       3.6        --
     Non-cash interest..................................      10.6        9.4
     Loss on disposal/write-down of assets..............      12.0        0.8
  Changes in operating assets and liabilities:                 0.0        0.0
     Accounts receivable................................     (31.1)      (9.0)
     Inventories........................................     (77.2)    (133.1)
     Prepaid expenses and other current assets..........      10.1       (0.5)
     Other assets.......................................     (14.2)       --
     Accounts payable and accrued expenses..............      33.2       12.0
     Other non-current liabilities......................      (4.9)     (10.3)
                                                          ---------  ---------
       NET CASH USED IN OPERATING ACTIVITIES............      (4.8)     (57.4)
                                                          ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................     (28.2)     (31.6)
  Acquisition of plant..................................       --       (11.0)
  Proceeds from sale of assets..........................       0.2        1.6
  Acquisitions of businesses............................     (49.4)       --
  Advance to supplier...................................      (0.5)       --
                                                          ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES............     (77.9)     (41.0)
                                                          ---------  ---------
FINANCING ACTIVITIES:
  Short-term borrowings.................................     386.2      424.2
  Payments on short-term borrowings.....................    (372.2)    (267.9)
  Proceeds from long-term borrowings....................     100.0        --
  Principal payments on long-term borrowings............     (27.5)     (54.5)
  Deferred debt issuance costs..........................      (0.3)      (0.8)
  Prepayment premium....................................       --        (3.7)
  Issuance of common stock..............................       0.3        0.2
  Other.................................................       --         --
                                                          ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES........      86.5       97.5
                                                          ---------  ---------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..........       3.8       (0.9)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.       5.1        6.9
                                                          ---------  ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $     8.9  $     6.0
                                                          =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(In millions, except share and per share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation: Del Monte Foods Company ("DMFC") and its wholly- owned subsidiary, Del Monte Corporation ("DMC" and together with DMFC, "Del Monte"), operates in one business segment: the manufacturing and marketing of processed foods, primarily canned vegetables, fruit and tomato products.

The accompanying unaudited consolidated financial statements at March 31, 2001 and for the three- month and nine-month periods ended March 31, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three-month and nine- month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

Depreciation and amortization. Depreciation and amortization for the three-month and nine-month periods ended March 31, 2001 and 2000 consisted of depreciation of plant and equipment and leasehold amortization (including acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure), amortization of deferred debt issuance costs including original issue discount, and amortization of intangible assets.

                                             Three Months Ended        Nine Months Ended
                                                  March 31,                 March 31,
                                         ------------------------  ------------------------
                                            2001          2000        2001          2000
                                         -----------  -----------  -----------  -----------
Depreciation of plant and
  equipment and leasehold
  amortization (excluding
  accelerated depreciation)............ $       7.2  $       6.7  $      22.6  $      23.1
Accelerated depreciation...............         0.3          0.5          0.8          3.7
Amortization of deferred debt
  issuance costs.......................         0.8          0.7          2.6          2.2
Amortization of intangibles............         0.5          0.5          1.5          1.4
                                         -----------  -----------  -----------  -----------
   Depreciation and amortization....... $      $8.8  $      $8.4  $     $27.5  $     $30.4
                                         ===========  ===========  ===========  ===========

Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - Acquisitions

On March 13, 2001, Del Monte acquired the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley") for a cash purchase price of approximately $37.0.  The purchase price may be adjusted based on the final calculation of S&W inventory delivered.  S&W branded products include canned fruits, tomatoes, beans, specialty sauces and vegetables.  The transaction has been accounted for using the purchase method of accounting and the. acquisition has been reflected in the balance sheet at March
31, 2001 The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values.  Accordingly, adjustments may be made based upon completion of the valuations that are in progress.  The total purchase price was initially allocated was approximately $27.0 to inventory, $10.0 to intangibles, which is being amortized over twenty years.  In addition, we anticipate incurring approximately $1.0 in transaction expenses for closing costs.  The results of operations of the acquired business for the period from the closing of the acquisition to period end are reflected in the accompanying statements of income and did not significantly affect the results of operations of Del Monte for that period.

On September 1, 2000, Del Monte acquired the worldwide rights to the Sunfresh brand citrus and tropical fruits line of UniMark Group, Inc. ("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center.  Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at UniMark's existing facility in Mexico.  This product is to be purchased by Del Monte at current market rates.  The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets.  The purchase price was subject to adjustment based on the final calculation of inventory on-hand as of the closing date.  Based on this calculation, the total purchase price was revised to $12.7.  Since the cash paid exceeded the final purchase price by
$0.8, UniMark will reimburse this amount to Del Monte by the end of this fiscal year.  In connection with this acquisition, approximately $0.1 of indirect acquisition-related expenses were incurred.

The transaction has been accounted for using the purchase method of accounting.  The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values.  The total purchase price allocated was $6.0 to inventory, $3.2 to property, plant and equipment, and $3.5 representing intangible assets, which are being amortized over twenty years.  The results of operations of the acquired business for the period from the closing of the acquisition to period end and any other expenses of the transaction are reflected in the accompanying statements of income and did not significantly affect the results of operations of Del Monte for that period.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                         March 31,   June 30,
                                                          2001         2000
                                                      -----------  -----------
  Finished product.................................. $     432.6  $     295.2
  Raw materials and supplies........................        15.3         19.0
  Other, principally packaging material.............        87.3        111.1
                                                      -----------  -----------
     TOTAL INVENTORIES.............................. $     535.2  $     425.3
                                                      ===========  ===========

As of March 31, 2001 and June 30, 2000, the LIFO reserve was a debit balance of $13.0 and $12.8, respectively.  During the three-month and nine month periods ended March 31, 2001 and 2000 respectively, and the year ended June 30, 2000, inflation had a minimal impact on production costs.
While we have historically mitigated the inflationary impact of increases in our costs by controlling our overall cost structure, we may not be able to mitigate inflationary impacts in the future.

NOTE 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended        Nine Months Ended
                                                  March 31,                 March 31,
                                         ------------------------  ------------------------
                                            2001          2000        2001          2000
                                         -----------  -----------  -----------  -----------
Basic:
Net income before extraordinary item... $      10.7  $      13.2  $      25.6  $      42.9
Extraordinary item, net of tax benefit.         --          (3.9)         --          (3.9)
                                         -----------  -----------  -----------  -----------
Net income............................. $      10.7  $       9.3  $      25.6  $      39.0
                                         ===========  ===========  ===========  ===========

Average shares outstanding.............  52,236,010   52,197,397   52,229,297   52,183,751
                                         ===========  ===========  ===========  ===========

Basic earnings per common share
   before extraordinary item........... $      0.21  $      0.25  $      0.49  $      0.82
Extraordinary item.....................         --         (0.07)         --         (0.07)
                                         -----------  -----------  -----------  -----------
Basic earnings per common share........ $      0.21  $      0.18  $      0.49  $      0.75
                                         ===========  ===========  ===========  ===========

Diluted:
Net income before extraordinary item... $      10.7  $      13.2  $      25.6  $      42.9
Extraordinary item, net of tax benefit.         --          (3.9)         --          (3.9)
                                         -----------  -----------  -----------  -----------
Net income............................. $      10.7  $       9.3  $      25.6  $      39.0
                                         ===========  ===========  ===========  ===========

Average shares outstanding.............  52,236,010   52,197,397   52,229,297   52,183,751
Net effect of dilutive options based
 on the treasury stock method..........     778,093      807,046      463,047      963,455
                                         -----------  -----------  -----------  -----------
Totals.................................  53,014,103   53,004,443   52,692,344   53,147,206
                                         ===========  ===========  ===========  ===========
Diluted earnings per common
 share  before extraordinary item...... $      0.20  $      0.25  $      0.49  $      0.80
Extraordinary item.....................         --         (0.07)         --         (0.07)
                                         -----------  -----------  -----------  -----------
Diluted earnings per common share...... $      0.20  $      0.18  $      0.49  $      0.73
                                         ===========  ===========  ===========  ===========

Options outstanding in the amounts of 1,612,050 and 1,754,931 shares during the three-month periods ended March 31, 2001 and 2000, respectively, and 1,661,903 and 1,882,125 during the nine-
month periods ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because these options' exercise prices were greater than the average market price of the common shares for those periods.

NOTE 5 - Long-Term Debt

As permitted under an amendment to Del Monte's term loan facility, Del Monte increased its Term B
Loan borrowings by $100.0 in August 2000.  The proceeds of this borrowing were used to reduce the revolving credit facility ("Revolver") balance.

Del Monte has announced that it is proposing to offer a new issue of Senior
Subordinated Notes due 2011 and to enter into an amended and restated credit agreement.  Del Monte intends to use the proceeds from the sale of the notes together with funds available under the proposed amended and restated credit facility to repurchase the Company's outstanding 12 1/4% Senior
Subordinated Notes due 2007, Del Monte Food Company's outstanding 12 1/2% Senior Discount Notes due
2007 and to repay its existing credit facility.  The new notes issue will be $300 million and will bear interest at a rate of 9 1/4%.  The proposed amended and restated credit facility contains a 6-
year revolving credit facility of $325 million and a 7-year term loan of $415 million.  The repurchase of the existing notes, the new issue of Senior Subordinated Notes and the amended and restated credit facility are expected to close May 15, 2001.

NOTE 6 - Plant Consolidation

In fiscal 1998, management committed to a plan to consolidate processing operations.  In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated.  At the beginning of the fiscal year, a balance of $2.9 remained in this accrual.  For the nine-month period ended March 31, 2001,
$0.5 was paid in severance thereby reducing this accrual, and $0.7 was reversed, as certain accrual amounts were no longer required, leaving a balance of $1.7 in this accrual at March 31, 2001.  As of
March 31, 2001, 251 employees had been terminated under this consolidation plan.

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

In connection with this closure, Del Monte established an accrual of $0.6 in the second quarter of fiscal 2001 relating to severance and benefit costs for 40 employees to be terminated. As of
March 31, 2001, all employees had been terminated under this consolidation plan.  As of March 31,
2001, $0.5 was paid in severance thereby leaving a balance of $0.1 of deferred severance payments in this accrual.  In addition, Del Monte has recorded a charge of $10.5, representing the write-off of assets no longer used in operations.  The land and buildings at Woodland are being held for sale.
These charges are included in the income statement caption "Special charges related to plant consolidation."  Del Monte expects to record an additional $1.0 to $2.0 within the next two fiscal years, primarily related to ongoing fixed costs and equipment removal until the sale of this property.

NOTE 7 -- Comprehensive Income

Del Monte has no significant items of other comprehensive income in any period presented.
Therefore, net income as presented in the Consolidated Statements of Income equals comprehensive income.

NOTE 8 -- Income Taxes

Del Monte's effective tax rate for the three-month and nine-month periods ended March 31,
2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards and the applicable limitations on their use under the tax laws.

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

Del Monte has entered into interest-rate cap agreements as described more fully in Note 4 to the financial statements included in Del Monte's Annual Report on Form 10-K.  These agreements limit Del
Monte's exposure on its floating rate debt to interest rate increases, thus reducing the impact of interest-rate increases on future income.  Del Monte currently has interest rate caps on both the
Term Loan and the Revolver.  The interest-rate caps are not accounted for as a hedge activities and are adjusted to fair value through income.  The impact of adoption of this standard, as well as any impact in the current period was immaterial; therefore, no further disclosures are presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

Three-month and Nine-month periods Ended March 31, 2001 vs. Three-month and Nine-
month periods Ended March 31, 2000

Net sales. Consolidated net sales for the three-month period ended March 31, 2001 increased by $30.1 million, or 8.5%, compared to the same period of the prior year.  Sales in the prior year quarter were somewhat depressed due to what the Company believes was a build-up of inventories by customers to prepare for any unforeseen Y2K problems prior to January 2000.  However, no significant Y2K problems were experienced.  The higher than normal customer inventories resulted in reduced sales in the third quarter of fiscal 2000.  For the 13-week period ended March 31, 2001,
Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 21.3%, 34.8% and 18.4%, respectively, versus 22.0%, 35.8% and 17.0%, respectively, in the previous year period.

Consolidated net sales for the nine-month period ended March 31, 2001 decreased by $20.0 million, or 1.8% compared to the nine-month period ended March 31, 2000.  Del Monte believes that sales for the nine-month period ended March 31, 2000 of the prior fiscal year were higher, in part, as a consequence of retailers' anticipation of increased sales associated with Y2K. In addition, current year sales have been impacted by a reduction in inventory levels by our customers which has resulted in a reduction of shipments of products.  Although consumer consumption has remained relatively stable, Del Monte believes retailers have been selling more out of inventory on hand rather than purchasing product.  As a result of this, our shipments have decreased in the short-term and have adversely affected our sales growth, operating margin, cash flow and working capital requirements.
The resulting lower sales volume has also affected our ability to offset the increase in production costs for this fiscal year.  We believe the trend of reducing inventory levels may continue into next year.  However, in the long-term, we believe that production and sales will match consumption, but only after retailers stabilize their inventory levels.  If our shipments exceed our production in fiscal 2002 as a result of our reduced production, we may generate additional cash flow.  For the
39-week period ended March 31, 2001, Del Monte's market share for Del Monte branded vegetables, fruit and tomato solids, based on case volume, was 23.8%, 36.2% and 20.6%, respectively, versus 24.5%, 37.1% and 19.0%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold as a percent of net sales was 67.1% for the three-month periods ended March 31, 2001 and 63.5% for the prior year quarter.  Cost of products sold as a percent of net sales was 65.9% for the nine-month period ended March 31, 2001 versus 63.1%
for the same period of the prior year.  The increase in costs of products sold as a percent of net sales was due to an unfavorable sales mix, together with manufacturing costs that are unfavorable in the current year due to both lower production volumes and higher fruit production costs.  These increases in manufacturing costs are somewhat offset by continued cost savings from capital spending initiatives.

Selling, administrative and general expenses.  Selling, administrative and general expenses decreased by $2.9 million and $25.7 million for the three-month and nine-month periods ended March 31, 2001 as compared to the same periods of the prior year.  These decreases were due primarily to lower selling and promotion costs resulting from lower sales volumes of retail products and lower promotional activity than prior year.

Special charges related to plant consolidation. In November 2000, management announced its intention to close Del Monte's tomato processing plant located in Woodland, California.  Included in special charges during the nine-month periods ended March 31, 2001 was the write-off of $10.5 million of assets related to the closure of this plant.  In addition, an accrual of $0.6 million was recorded for severance and benefits costs for employees to be terminated.  Del Monte also incurred charges representing accelerated depreciation of $0.3 million and $0.8 million during the three-
month and nine-month periods ended March 31, 2001 and $0.5 million and $3.7 million during the three-month and nine-month periods ended March 31, 2000. This accelerated depreciation results from the effects of adjusting the remaining useful lives of certain processing assets to match the period remaining until their use is discontinued due to the closures of operating plants.  For the three-
month and nine-month periods ended March 31, 2001, $1.2 million and $2.8 million, respectively, of ongoing fixed costs and other period costs incurred in connection with the plant closures were recorded, compared with $1.9 million and $6.1 million for the three-month and nine-month periods ended March 31, 2000.  The decreases in these costs in the current year periods as compared to the prior year periods are primarily due to the completion of the conversion of the Modesto facility to a fruit plant in June 2000.  A reduction of $0.7 million of the severance accrual related to the
Stockton plant was also included in special charges during the nine-month periods ended March 31,
2001.

Interest expense.  Interest expense increased for the three-month and nine-month periods ended March 31, 2001 by $2.2 million and $7.1 million, respectively, as compared to the same periods of the prior year.

Other income.  Other income for the nine-month period ended March 31, 2001 represents the reversal of an accrual for a contingent liability no longer required.

Income taxes.  The effective tax rate for the three-month and nine-month periods ended March 31, 2001 increased as compared to the respective prior year periods due to the utilization of certain unrestricted net operating loss carryforwards in the prior periods.

Net income. Net income for the three-month period ended March 31, 2001 was higher than for the three-month period ended March 31, 2000.  The increase in income in the current three-month period was primarily due to the inclusion of an extraordinary loss from early debt retirement in the prior year period.  Net income for the nine-month period ended March 31, 2001 was lower than for the nine-month period ended March 31, 2000.  The decrease in income in the current year period was primarily due to lower sales, higher production costs, and higher special charges related to plant consolidation offset by lower marketing spending and the reversal of a contingent liability no longer required.

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

Adjusted EBITDA was $44.3 million in the current quarter compared to $43.4 million for the three-
month period ended March 31, 2000.  For the three-month period ended March 31, 2001, income before income taxes plus interest expense was $34.9 million and was adjusted for special charges, non-cash items and non-recurring charges of $9.4 million.  The special charges, non-cash items and non-
recurring charges consisted of special charges related to plant consolidation of $1.5 million, depreciation and amortization of $7.7 million (excluding accelerated depreciation of $0.3 million and amortization of deferred debt issuance costs of $0.8 million), and $0.2 million of other non-
recurring charges.

Adjusted EBITDA was $129.6 million in the current nine-month period compared to $142.0 million for the nine-month period ended March 31, 2000.  This decrease was primarily attributable to lower sales, as well as higher production costs.  For the nine-month period ended March 31, 2001, income before income taxes, plus interest expense was $95.1 million and was adjusted for special charges, non-cash items and non-recurring charges of $34.5 million.  The special charges, non-cash items and non-recurring charges of $34.5 million consisted of special charges related to plant consolidation of $14.0 million, primarily due to the write-off of $10.5 million of assets related to the Woodland plant closure, depreciation and amortization of $24.1 million (excluding accelerated depreciation of
$0.8 million and amortization of deferred debt issuance costs of $2.6 million), the reversal of an accrual related to a contingent liability no longer required, and $1.2 million of other non-
recurring charges.

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

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10,
"Accounting for Shipping and Handling Fees and Costs."  This issue addresses the income statement classification for shipping and handling fees and costs by companies. Del Monte believes that its current accounting policies are in conformity with this issue and does not believe that Issue 00-10 will have a material effect on Del Monte's consolidated financial statements.

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales
Incentives."  This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.  Del Monte is currently analyzing Issue 00-14.  However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on Del Monte's financial position or results of operations, except that certain reclassifications may occur.  Based on Del
Monte's current analysis, $24.5 million and $21.8 million of consumer promotion costs relating to estimated coupon redemption for the nine-month period ended March 31, 2001 and 2000, respectively, currently included in selling, administrative and general expenses would be reclassified and presented as a reduction of revenue upon adoption of Issue 00-14.

In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement
Characterization of Consideration to a Purchaser of the Vendor's Products or Services."  This
issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler.  Del
Monte is currently analyzing Issue 00-25.  However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on Del Monte's financial position or results of operations, except that certain reclassifications may occur.  The consensus's reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would be the third fiscal quarter of fiscal year 2002.  Early adoption of these consensus's is encouraged, and the company is considering earlier adoption.

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

To finance working capital requirements, Del Monte relies on its revolving credit facility, which has a maximum availability of $350.0 million, subject to an asset-based borrowing base.  As of March
31, 2001, a total of $167.5 million was outstanding under revolving credit facilities, compared to
$153.5 million at June 30, 2000.  Available amounts under the revolving line of credit totaled
$150.4 million at March 31, 2001.  The increase in inventories at March 31, 2001 from June 30, 2000 reflects the seasonal inventory buildup during the packing months from late June through October and depletion through the remaining months of the year.  The increase in accounts payable and accrued expenses from June 30, 2000 to March 31, 2001 primarily reflects accrued expenses resulting from the peak production period.  During August 2000, as permitted
under an amendment to Del Monte's term loan facility, Del Monte increased its Term B Loan borrowings by $100.0 million.  The proceeds of this borrowing were used to reduce the revolving line of credit balance.

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

On March 13, 2001, Del Monte acquired the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley") for a cash purchase price of approximately $37.0 million, which was funded through revolving line of credit.  The purchase price may be adjusted based on the final calculation of inventory transferred to Del Monte.
S&W branded products include canned fruits, tomatoes, beans, specialty sauces and vegetables.  No other Tri Valley assets were involved in this transaction, and Del Monte is not assuming any of Tri Valley's liabilities.

As of March 31, 2001, Del Monte's short-term borrowings and long-term debt primarily consisted of a revolving credit facility, bank term loans, senior subordinated notes and senior discount notes
(collectively, the "Debt").  The Debt agreements contain restrictive covenants, the most restrictive of which currently is the senior debt ratio.  Del Monte is in compliance with all such covenants for the third quarter of fiscal 2001.

Del Monte has announced that it is proposing to offer a new issue of Senior Subordinated Notes due 2011 and to enter into an amended and restated credit agreement.  Del Monte intends to use the proceeds from the sale of the notes together with funds available under the proposed amended and restated credit facility to repurchase the Company's outstanding 12 1/4% Senior Subordinated Notes due 2007, Del Monte Food Company's outstanding 12 1/2% Senior Discount Notes due 2007 and to repay its existing credit facility.  The new notes issue will be $300 million and will bear interest at a rate of 9 1/4%.  The proposed amended and restated credit facility contains a 6-year revolving credit facility of $325 million and a 7-year term loan of $415 million.  The repurchase of the existing notes, the new issue of Senior Subordinated Notes and the amended and restated credit facility are expected to close May 15, 2001.

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

Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk
Management Policies in "Management's Discussion and Analysis of Operations and Financial Condition
and Results of Operations" in Del Monte's Annual Report on Form 10-K for the year ended June 30,
2000.  As of March 31, 2001, there were no material changes to the information presented.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  Legal
Proceedings.

Del Monte is involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which Del Monte carries insurance or is self-
insured, as well as trademark, copyright and related litigation.  While it is not feasible to predict or determine the ultimate outcome of these matters, Del Monte believes that none of these legal proceedings will have a material adverse effect on Del Monte's financial position.

ITEM 2.     Changes in Securities And Use of Proceeds.  None.

ITEM 3.  Defaults upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.  None.

(b) Reports on Form 8-K

 Del Monte did not file any reports on Form 8-K during the quarter ended March
31, 2001.

                             DEL MONTE FOODS COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEL MONTE FOODS COMPANY

(Registrant)

Dated: May 15, 2001

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)