Form 10-K
period 2001-06-30
DEL MONTE FOODS CO
filed 2001-09-27
CIK 866873

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER 33-36374-01

                            DEL MONTE FOODS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3542950
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

           ONE MARKET @ THE LANDMARK, SAN FRANCISCO, CALIFORNIA 94105 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2001, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $469,855,014.

     The number of shares outstanding of Common Stock, par value $0.01, as of close of business on July 31, 2001 was 52,264,184.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on November 15, 2001 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DEL MONTE LOGO

                            DEL MONTE FOODS COMPANY
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
          Executive Officers of Del Monte Foods Company...............   16

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   31
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   63

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   63
Item 13.  Certain Relationships and Related Transactions..............   63

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   64
Signatures............................................................   65
Power of Attorney.....................................................   65
Exhibit Index.........................................................   67

     As used throughout this Annual Report, unless the context otherwise requires, "DMFC" means Del Monte Foods Company, and "Del Monte" or "the Company" means DMFC and its consolidated subsidiaries. "DMC" means Del Monte Corporation, a wholly owned subsidiary of Del Monte. The "Contadina Acquisition" means Del Monte's acquisition of assets comprising Nestle USA, Inc.'s ("Nestle") U.S. business of manufacturing and marketing certain processed tomato products ("Contadina"). The "South America Acquisition" means Del Monte's reacquisition of the rights to the Del Monte brand in South America from Nabisco, Inc. and the purchase of Nabisco's processed vegetable and tomato business in Venezuela. The "SunFresh Acquisition" means Del Monte's acquisition of UniMark Group, Inc.'s ("UniMark") worldwide rights to the SunFresh brand citrus and tropical fruits line, as well as certain UniMark assets. The "S&W Acquisition" means Del Monte's acquisition of the S&W branded food business from Tri Valley Growers ("Tri Valley"). Del Monte's fiscal year ends on June 30, and its fiscal quarters typically end on the last Sunday of September, December and March.

     Unless otherwise indicated, references herein to U.S. market share data are based on equivalent case volume sold through retail grocery stores (including Wal-Mart Supercenters; excluding club stores and other supercenters) with at least $2.0 million in sales and are based upon data provided by ACNielsen Company, an independent market research firm. ACNielsen makes this data available to the public at prescribed rates. The references below to processed vegetables, fruit and solid tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes the major fruit and single-serve categories in which Del Monte competes and excludes the specialty and pineapple category. Market share data for fiscal 2001 does not include the S&W lines. With respect to market share data used herein, the term fiscal 2001 refers to the 52-week period ended June 30, 2001.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The predecessor of Del Monte was originally incorporated in 1916 and remained a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc.("RJR Nabisco"). In December 1989, RJR Nabisco sold Del Monte's fresh produce operations to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco for $1.5 billion ("RJR Nabisco Sale"). Following this sale, Del Monte divested several of its non-core businesses and all of its foreign operations. In April 1997, Del Monte was recapitalized with an equity infusion from TPG Partners, L.P. ("TPG"), its affiliates and other investors. In February 1999, Del Monte again became a publicly traded company and is listed in the New York Stock Exchange and the Pacific Exchange.

     Del Monte is the largest producer and distributor of processed vegetables, fruit and solid tomato products in the United States. Del Monte manufactures and distributes premium quality, nutritious food products under the Del Monte, Contadina, S&W, SunFresh and other brand names, generating net sales of $1.5 billion in fiscal 2001. Del Monte's products are sold by most retail grocers, supercenters, club stores and mass merchandisers throughout the United States with the average supermarket carrying approximately 110 of Del Monte's branded items. The Del Monte brand was introduced in 1892, and management believes it is one of the best known brands for processed food products in the United States. Del Monte estimates that Del Monte brand products are purchased by over 80% of U.S. households.

     Del Monte's market share in processed vegetables is larger than the market share of Del Monte's four largest branded competitors combined and its market share of processed fruit is larger than the fruit market share of all other branded competitors combined. In addition, Del Monte's market share for solid tomato products is almost twice that of its nearest competitor. In fiscal 2001, Del Monte had market shares of 22.4% of processed vegetable products, 44.1% of processed major fruit products and 19.1% of processed solid tomato products in the United States. As the brand leader in these three major processed food categories, Del Monte has a full-line, multi-category presence that management believes provides Del Monte with a substantial competitive advantage in selling to the retail grocery industry.

     In addition, the S&W Acquisition has expanded Del Monte's product offerings, strengthened its penetration of club stores and mass merchandisers, improved West Coast market share, increased international sales opportunities and provided Del Monte with an opportunity to improve profitability for the S&W brand by leveraging Del Monte's low-cost manufacturing capabilities. The Contadina Acquisition contributed another established brand and has positioned Del Monte as the branded market leader in the high margin processed solid tomato products category and has established a strong presence for Del Monte in the branded paste-based tomato products category. See "-- Company Products".

     Del Monte sells its products primarily through grocery chains, club stores and mass merchandisers. Sales through these channels accounted for approximately $1.2 billion (or 79.6%) of Del Monte's fiscal 2001 sales. Club stores and mass merchandisers are the fastest growing channels of retail distribution. These customers include Wal-Mart/Sam's Club and Costco. Del Monte's long-term relationships with customers allow them to rely on Del Monte's continuity of supply which enables them to reduce their inventory levels. Many of Del Monte's customers also rely on Del Monte's value-added services, such as the category and inventory management programs that allow them to more effectively manage their business.

     Del Monte operates twelve production facilities in California, the Midwest, Washington and Texas, as well as seven strategically located distribution centers. Del Monte has over 2,500 contracts to purchase vegetables and fruit from individual growers and cooperatives located in various geographic regions of the United States, principally California, the Midwest, the Northwest and Texas. This diversity of sourcing helps to insulate Del Monte from localized disruptions during the growing season, such as weather conditions, that can affect the price and supply of vegetables, fruit and tomatoes. See "-- Supply and Production".

     Del Monte owns a number of registered and unregistered trademarks that it uses in conjunction with its business, including the trademarks Del Monte, Contadina, S&W, SunFresh, Fruit Cup, Fruit To-Go, Fruit Naturals, Orchard Select, FruitRageous, and Del Monte Lite. In connection with and subsequent to the RJR Nabisco Sale, Del Monte granted various perpetual, exclusive royalty-free licenses for the use of the Del Monte name and trademark, as well as the use of certain copyrights, patents and trade secrets, generally outside of the United States. The licensees of the Del Monte name and trademark include Fresh Del Monte Produce N.V. (which succeeded to Polly Peck as the owner of Del Monte's former fresh produce operations), Del Monte Royal Foods, Kikkoman Corporation, Nabisco Canada, and Premier Valley Foods, with respect to which Del Monte owns 20% of the common stock. See "-- Intellectual Property".

     As part of the recapitalization in April 1997, business strategies were implemented to increase Del Monte's sales and margins. These business strategies have now evolved to include: (1) growing the strategic core businesses while optimizing the traditional business base; (2) expanding in targeted growth markets including healthy snacking and packaged produce; (3) focusing on costs and cash flow generation through operational efficiency, cost reductions and inventory management; and (4) strategic acquisitions.

     DMC was incorporated under the laws of the State of New York in 1978. DMFC, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989 and was reincorporated under the laws of the State of Delaware in 1998. Each of DMC and DMFC maintains its principal executive office at One Market @ The Landmark, San Francisco, California 94105, and Del Monte's telephone number is (415) 247-3000.

RECENT DEVELOPMENTS

     On May 15, 2001, Del Monte refinanced its outstanding debt. In connection with this refinancing, Del Monte repaid amounts outstanding under its existing revolving credit facility and term loans governed by the then existing Second Amended and Restated Credit Agreement (the "Agreement") dated January 14, 2000. Concurrently, Del Monte amended and restated the terms and conditions of this Agreement to create a Third Amended and Restated Credit Agreement dated as of May 15, 2001 which established a $325.0 million revolving credit facility (the "Revolver") and a term loan (the "Term Loan") in an initial funded amount of

$415.0 million. The new credit agreement provides for additional borrowing capacity (up to $100.0 million) under either the Revolver or Term Loan. The refinancing also included the issuance of new 9 1/4% Senior Subordinated Notes due 2011 (the "New Notes") in an amount of $300.0 million, which provided proceeds used by Del Monte to (i) redeem its then outstanding 12 1/4% Senior Subordinated Notes due 2007 and DMFC's outstanding 12 1/2% Senior Discount Notes due 2007, (ii) repay the revolver and term loan balances then outstanding under the Agreement, and (iii) pay fees and expenses of the refinancing. The refinancing also established new financial covenants reflecting changes in Del Monte's debt structure and its financial performance. The Revolver expiration date is May 15, 2007, and the Term Loan maturity date is March 31, 2008. The Term Loan amortizes quarterly at 1.0% per year for six years and, beginning June 30, 2007, is repaid in three quarterly installments of $97.5 million, with a fourth and final installment due on March 31, 2008 for the remaining balance. On September 19, 2001, Del Monte launched an exchange offer whereby the outstanding 9 1/4% Senior Subordinated Notes may be exchanged for Series B 9 1/4% Senior Subordinated Notes registered under the Securities Act of 1933. The exchange offer expires on October 18, 2001. All holders of the notes are expected to participate in the exchange.

     In connection with the repayment of debt at May 15, 2001, an extraordinary loss of $42.3 million ($26.2 million net of tax benefit of $16.1 million) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred debt issuance costs and original issue discount.

     On March 13, 2001, Del Monte acquired the inventory and worldwide rights to the brand name of the S&W business from Tri Valley, an agricultural cooperative association. S&W products are distributed nationally with a strong concentration in the western United States. These products include processed fruits, tomatoes, vegetables, beans and specialty sauces. The transaction has been accounted for using the purchase method of accounting. The purchase price was approximately $35.4 million, of which $25.1 million was allocated to inventory and $9.8 million to trademark intangibles. Del Monte did not assume any of Tri-Valley's liabilities. In addition, Del Monte incurred approximately $1.0 million in transaction expenses for closing costs and accrued $1.3 million of acquisition-related liabilities. Del Monte integrated S&W's business, including almost all production, distribution and sales, into Del Monte's existing operations.

     On September 1, 2000, Del Monte acquired the rights to the SunFresh brand citrus and tropical fruits line of UniMark, as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center. Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark's existing facility in Mexico. This product will be purchased by Del Monte at current market rates. The original purchase price was $14.5 million of which $13.5 million was paid solely in cash at closing for those assets. The purchase price was subject to adjustments based on the final calculation of inventory on-hand as of the closing date. Based on this calculation, the total purchase price was revised to $12.7 million. Since the cash paid exceeded the final purchase price by $0.8 million, UniMark reimbursed this amount to Del Monte by the end of this fiscal year. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price allocated was $5.9 million to inventory, $2.7 million to property, plant and equipment, and $4.1 million representing trademark intangible assets.

THE INDUSTRY

     The domestic processed food industry is generally characterized by relatively stable growth based on modest price and population increases. Del Monte believes that fundamentals for the overall packaged food industry are favorable since these products are generally staple items purchased by consumers. While consumption growth is predicted to be modest in the United States, certain product segments that address changing consumer needs, such as the healthy kid snacking, healthy adult snacking and packaged produce market segments, offer opportunities for growth.

     Food producers have been impacted by two key trends affecting their retail customers: consolidation and increased competitive pressures. Retailers are rationalizing costs in an effort to improve profitability and service the debt burden incurred during consolidation. In addition, more traditional grocers have experienced increasing competition from rapidly growing mass merchandisers and club stores, which offer every-day low prices. This competitive pressure has further focused retailers on increasing supply-chain efficiencies and decreasing working capital requirements. Sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category and inventory management. Food companies that offer such value-added services have been able to increase shelf space, maximize distribution efficiencies, further strengthen their relationships with retailers and maintain their leadership position.

     Although consumer consumption for certain processed food categories has remained stable, a recent trend sees retailers selling more products from their inventory and decreasing purchases from food producers in an effort to reduce inventory levels. As a result, many food producers experienced reduced shipment volumes in recent years as trade customers reduced their inventory levels. In the short-term, the reduction of retail inventory has decreased producer shipments and has adversely affected sales, operating margins, cash flow and working capital requirements. However, in the long-term, Del Monte believes that lower inventory levels will favor established national brands.

     Branded food manufacturers typically lead pricing and innovation in the processed food categories in which Del Monte competes. Based on statistical information compiled by ACNielsen, however, private label products generally have the largest market shares in the vegetable and solid tomato categories. The aggregate market share of the private label segment has remained relatively stable over the past several years in each of Del Monte's principal product categories. Del Monte believes that the private label segment has historically been fragmented among regional vegetable and tomato producers seeking to compete principally based on price. For the 52 weeks ended June 30, 2001, private label products as a group represented 43.2%, 39.3% and 32.3% of processed vegetable, major fruit and solid tomato product sales, respectively.

COMPANY PRODUCTS

     Del Monte has a full-line, multi-category presence with products in four major processed food categories: vegetables, fruit, tomato products and specialty products. Del Monte competes on the basis of providing quality products to consumers as well as value-added services, such as category and inventory management services, to grocery retailers.

  Vegetables

     Based on internal estimates and data compiled by ACNielsen from various industry and other sources, Del Monte believes that retail sales of processed vegetables in the United States (including all grocery, convenience, drug and warehouse stores, mass merchandisers, supercenters, military and other sales) generated more than $3.4 billion in sales in fiscal 2001. Del Monte believes that the domestic processed vegetable industry is a mature category characterized by high household penetration.

     Del Monte views the processed retail vegetable market as consisting of two distinct categories: core vegetables and specialty products. Del Monte competes in each of these categories. Del Monte believes that these categories generated industry sales of approximately $1.5 billion in fiscal 2001. The core category represents the largest volume category, accounting for $1.2 billion or approximately 76.7% of fiscal 2001 processed vegetable supermarket case sales (excluding pickles and tomato products). Del Monte's entries in the core category include cut green beans and French-style green beans, as well as whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots and potatoes. The specialty category, which includes asparagus, lima beans, wax beans, zucchini and a variety of corn offerings, represented $334.4 million or approximately 22.2% of fiscal 2001 processed vegetable supermarket case sales. Many of Del Monte's specialty vegetable products are enhanced with flavors and seasonings, such as Del Monte's zucchini in tomato sauce and Fiesta corn, which is made with red and green peppers. Del Monte's specialty vegetables are priced at a premium compared to its other vegetable products and carry higher margins. Del Monte offers a no-salt product line across most of its core varieties. All of Del Monte's vegetable products are offered to the retail market principally in 14- to 15-ounce sizes, as well as in smaller can sizes known as buffet products.

Del Monte also produces six and eight can multi-packs, primarily for its club store and mass merchandiser customers.

     Within the core and specialty product lines (including buffet), the Del Monte brand accounted for $412.5 million in retail sales in fiscal 2001. During the 52 weeks ended June 30, 2001, Del Monte brand vegetable products enjoyed an average premium of $0.18 (38.7%) per item over private label products, and Del Monte held a 22.4% share of the processed vegetable market for that period.

     Competitors in processed vegetables include a small number of branded and private label competitors. In the core vegetable category, Del Monte is the branded market share leader and for the 52 weeks ended June 30, 2001, held a 25.0% market share in green beans, a 21.8% market share in corn and a 18.7% market share in peas. Del Monte's core vegetable products are distributed in substantially all grocery outlets. Del Monte also is the branded market share leader in the specialty category and is the overall market share leader in the buffet category. Private label products taken as a whole command the largest share of the processed vegetable market, but their market share has remained relatively stable over the past decade. Del Monte's primary branded competitors in the market include Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby's, in addition to private label producers.

     Del Monte has relationships with approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington, and Texas.

  Fruit

     Based on internal estimates and data compiled by ACNielsen from various industry and other sources, Del Monte believes that the processed fruit industry in the United States (including all grocery, convenience, drug and warehouse stores, mass merchandisers, supercenters, military and other sales) generated more than $2.7 billion in sales in fiscal 2001. Del Monte believes the domestic processed fruit industry is a mature category characterized by high household penetration.

     Del Monte is the largest processor of branded processed fruit in the United States. Del Monte competes in five distinct categories of the processed fruit industry: major, specialty, single-serve, fruit-in-glass and pineapple products. Del Monte believes that these categories generated industry sales of more than $1.4 billion in fiscal 2001. The major category consists of cling peaches, pears and fruit cocktail/mixed fruit with products offered across package sizes from 15 to 30 ounces. The specialty category includes apricots, freestone and spiced peaches, mandarin oranges, cherries and tropical mixed fruit.

     Major and single-serve fruit accounted for sales by retailers of $787.7 million in fiscal 2001. Sales by retailers of Del Monte brand major and single-serve fruit products totaled $405.5 million in fiscal 2001. Del Monte was the branded share leader with a 44.1% market share based on case volume sold for the 52 weeks ended June 30, 2001. Del Monte is also the share leader in every significant sub-category of the major fruit category. Del Monte's major fruit products are distributed in substantially all grocery outlets, club stores and mass merchandiser outlets.

     Del Monte believes it has substantial opportunities to leverage the Del Monte brand name to attract new consumers by increasing sales of its new products, such as the single-serve line. Del Monte believes that it will be able to leverage its presence in existing categories, to capitalize on its manufacturing capabilities and to expand its presence in the market beyond the canned food aisle. In single-serve diced fruit products, Del Monte has a 63.3% market share. An important focus of Del Monte's new fruit product development efforts is the production of high quality, convenient and nutritious products, particularly snack-type products. Single-serve fruit has been a substantial growth area for Del Monte. The newest product line, the Fruit To-Go plastic cups, achieved 95% distribution in grocery outlets in fiscal 2001.

     Specialty fruit accounted for sales by retailers of $186.9 million in fiscal 2001. Del Monte is a key brand in the specialty fruit category as a whole and the market leader in apricots, freestone and spiced peaches. Specialty fruits are higher margin, lower volume "niche" items, which benefit from Del Monte brand recognition. Del Monte apricots and freestone peaches are distributed in over 94% and 68% of grocery outlets, respectively. Tropical fruits and mandarin oranges are distributed in 89% and 71% of grocery outlets, respectively. In fiscal 2001, the acquisition of the SunFresh branded processed citrus business extended Del Monte's product line into processed grapefruit and citrus salad.

     Del Monte is the leading manufacturer of fruit-in-glass products. Following initial success in test markets, Del Monte completed national distribution in fiscal 1999 of Orchard Select, a premium fruit product packaged in glass primarily sold in the produce section. In fiscal 2000, the Orchard Select product line was successfully expanded with a new apricot entry. Based on the success of Orchard Select, a tropical fruit extension of the fruit-in-glass product line has been introduced under the sub-brand Tropical Select. Through the recent acquisition of SunFresh, Del Monte has tapped into the breakfast food market with offerings such as grapefruit, mango and tropical fruit.

     On the industry's highest volume can size, the "300" size (15 to 16 ounces), the Del Monte brand commanded an average $0.14 (14.9%) per item premium, during the 52 weeks ended June 30, 2001. Del Monte faces competition from private label and branded products in the processed fruit category from Signature Fruit Company, which recently acquired the fruit assets of Tri-Valley Growers, from Pacific Coast Producers, a grower cooperative, and from Dole.

     Del Monte believes the retail pineapple industry in the U.S. generated approximately $257.6 million in sales in fiscal 2001. Individual pineapple items are differentiated by cut style, with varieties including sliced, chunk, tidbits and crushed. Del Monte retail pineapple line consists of sliced, chunk, tidbits, crushed and juice products in a variety of container sizes. Del Monte sells a significant amount of its pineapple products through the foodservice and ingredients channels.

     Del Monte is the second leading brand of processed pineapple with a 15.6% market share for the 52 weeks ended June 30, 2001. Dole is the industry leader with a market share of 44.0%. Private label and foreign pack brands comprise the low-price category of this category and hold market shares of 29.9% and 9.6%, respectively. The five major foreign pack brands, Geisha, Libby's, Liberty Gold, Empress and 3-Diamond, have regional distribution and are supplied by Thai and Indonesian packers.

     Del Monte has relationships with approximately 800 fruit growers located in California, Oregon and Washington. Del Monte sources virtually 100% of its pineapple requirements from its former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides pricing based on fixed margins.

  Tomato Products

     Based on internal estimates and data compiled by ACNielsen from various industry and other sources, Del Monte believes that processed tomato products in the United States (including all grocery, convenience, drug and warehouse stores, mass merchandisers, supercenters, military and other sales) generated fiscal 2001 industry-wide sales of more than $5.7 billion. The processed tomato category can be separated into two distinct product categories, solid tomato and paste-based tomato products, which differ widely in terms of profitability, price sensitivity and growth potential.

     Del Monte is the leader in processed solid tomato products, in which products differentiate by cut style, with varieties including stewed, crushed, diced, chunky, wedges and puree. Solid tomato products generally have higher margins than paste-based tomato products and are the fastest growing category of Del Monte's tomato business.

     While total sales of canned tomato products have grown steadily in recent years, Del Monte believes that the diced category of the retail canned solid tomato category (which also includes chunky tomatoes and tomato wedges) has been growing at a substantially greater rate than the category as a whole, as consumer preferences have trended toward more convenient cut and seasoned tomato products. As a result of the Contadina Acquisition, Del Monte extended its presence in this category through the addition of Contadina's share of the market for crushed and stewed tomato products. The canned solid tomato category has evolved to include additional value-added items, such as flavored diced tomato products. Del Monte believes that there is opportunity to increase sales of solid tomato products through line extensions that capitalize on its manufacturing and marketing expertise.

     Paste-based tomato products include such products as ketchup, tomato sauce, tomato paste and spaghetti and pizza sauces. Del Monte markets its spaghetti and sloppy joe sauces, as well as its ketchup products, under the Del Monte brand name using a "niche" marketing strategy targeted toward value-conscious consumers seeking a branded, high quality product. Del Monte's tomato paste products are marketed under the Contadina brand name, which is an established national brand for Italian-style tomato products. Contadina also targets the branded food service tomato market, including small restaurants that use Contadina brand products such as finished spaghetti and pasta sauces.

     Del Monte faces competition in the tomato product market from brand name competitors including ConAgra's Hunt's in the solid tomato, paste and sauce categories; Heinz and Hunt's in the ketchup category; and Hunt's, Campbell Soup's Prego and Unilever's Ragu in the spaghetti sauce category. In addition, Del Monte faces competition from private label products in all major categories. While Del Monte has a small share of the overall tomato product market, it is the largest branded competitor in the solid tomato category with a market share of 19.1% for the 52 weeks ended June 30, 2001. ConAgra, the next largest branded processor, possessed a 10.8% share of the solid tomato category for this period. In other key categories, for the 52 weeks ended June 30, 2001, Heinz was the market leader in ketchup with a 51.4% market share, and Hunt's was the leader in tomato sauce with a 35.4% market share.

     Del Monte has relationships with approximately 40 tomato growers located primarily in California, where approximately 95% of domestic tomatoes are produced.

  Specialty Products

     The acquisition of the S&W branded business provided Del Monte entry into new product lines. Specifically, flavored and unflavored variety beans (which include kidney, black, garbanzo and chili beans), baked beans (a key part of the larger beans with meat category), a line of vinegar, dressings and glace fruits. The S&W bean business is primarily a western U.S. business, with estimated shares in those markets of 25.8% in variety beans and 2.2% in beans with meat for the 52 weeks ending June 30, 2001. In total, the domestic bean business is estimated to have industry wide sales of $431.9 million in variety beans and $426.2 million in beans with meat during fiscal 2001. S&W vinegar, dressings and glace fruit products are primarily sold through distributors and higher end retailers.

FOREIGN SALES AND OPERATIONS

     Del Monte believes significant opportunities exist in emerging markets such as Latin America and Asia. In Latin America, Del Monte re-acquired the rights to the Del Monte name in August 1998 and, as a result, has been able to capitalize on Del Monte's product innovation and agricultural expertise. In Asia, Del Monte has an opportunity to expand through the introduction of the Contadina brand and the expansion of the S&W brand, which are already known in the region.

  Export Markets

     Sales to export markets were $55.9 million and $50.8 million for the years ended June 30, 2001 and 2000, respectively. For the year ended June 30, 2001, sales of Del Monte branded products to licensees in Asia were $14.2 million and to licensees in Mexico, Central America and the Caribbean were $8.0 million. Additionally, sales of Del Monte branded products to U.S. exporters for distribution in South America totaled $27.6 million for the year ended June 30, 2001. Sales of Contadina and S&W branded products, which are primarily sold in Asia and Latin America, were $6.1 million for the year ended June 30, 2001. For the year ended June 30, 2000, sales of Del Monte branded products to licensees in Asia were $14.2 million, to licensees in Central America and the Caribbean were $8.9 million and to exporters for South America were $23.0 million. Sales of Contadina branded products, which are primarily sold in Asia and Latin America, were $4.7 million for the year ended June 30, 2000.

  Foreign Operations

     On August 28, 1998, Del Monte reacquired rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco's processed vegetable and tomato business in Venezuela, including a food processing plant in Venezuela. In addition, Del Monte has subsidiaries in Columbia, Ecuador and Peru. The subsidiary in Peru was established during fiscal 2001. Sales for its Venezuelan, Colombian, Ecuadorian and Peruvian subsidiaries for the year ended June 30, 2001 were $16.3 million.

     The plant in Venezuela is located in Turmero, approximately 70 miles from Caracas. All purchases of raw materials, primarily vegetables, are made from approximately 15 growers in Venezuela with whom Del Monte has contracts. Any remaining requirements are fulfilled through the open market. Del Monte's products in Venezuela are sold through four local distributors. In Columbia, Ecuador and Peru, Del Monte's products are sold through one national distributor in each country.

SUPPLY AND PRODUCTION

     Del Monte owns virtually no agricultural land. Each year, Del Monte buys over 1 million tons of fresh vegetables, fruit and tomatoes under more than 2,500 contracts with individual growers and cooperatives located primarily in the United States. Many of these are long-term relationships. No supplier accounts for more than 5% of Del Monte's raw product requirements, and Del Monte does not consider its relationship with any particular supplier to be material to its operations. Del Monte is exploring ways in which to extend its growing season. For example, Del Monte has been planting green bean crops in Texas, which has a longer growing season than Del Monte's other green bean growing locations in the Midwest region. Like other processed vegetable, fruit and tomato product manufacturers, Del Monte is subject to market-wide raw product price fluctuations resulting from seasonal or other factors. Del Monte has maintained long-term relationships with growers to help ensure a consistent supply of raw product.

     Del Monte's vegetable growers are primarily located in Wisconsin, Illinois, Minnesota, Washington and Texas. Del Monte provides the growers with planting schedules, seeds, insecticide management, harvesting and hauling capabilities and actively participates in agricultural management and quality control with respect to all sources of supply. Del Monte's vegetable supply contracts are generally for a one-year term and require delivery of a specified quantity and quality. Prices are renegotiated annually. Del Monte believes that one of its competitive advantages in the processed vegetable category derives from its proprietary seed varieties. For example, Del Monte believes that its "Del Monte Blue Lake Green Bean" variety delivers higher yields and recovery than green bean varieties used by Del Monte's competitors. In addition, Del Monte's green bean production is primarily on irrigated fields, which facilitates production of high quality, uniformly-sized beans.

     Del Monte's fruit and tomato growers are located primarily in California. Pear growers are also located in Oregon and Washington. Del Monte's fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and are reset each year. Contracts to purchase yellow cling peaches generally require Del Monte to purchase all of the fruit produced by a particular orchard or block of trees. Contracts for other fruits require delivery of specified quantities each year. Del Monte actively participates in agricultural management, agricultural practices, quality control and ensures compliance with all pesticide/ herbicide regulations.

     In conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line of UniMark Group Inc, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and canned fruit products at UniMark's existing facility in Mexico that Del Monte will purchase at current market rates.

     In connection with the sale of DMC's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed an eight-year supply agreement whereby Del Monte must source substantially all of its pineapple requirements from Del Monte Philippines.

     Del Monte has a seasonal production business and produces the majority of its products between June and October. Most of Del Monte's seasonal plants operate at close to full capacity during the packing season.

As of June 30, 2001, Del Monte operated twelve production facilities in the United States. See "Properties" for a listing of production facilities.

     Three of Del Monte's production facilities and one distribution facility are located in California. As a result of the recent California energy situation, Del Monte has proactively focused on securing sufficient electric and natural gas supplies for its production needs and has implemented energy reduction projects to reduce its energy usage and costs. Although California's power supplies remain unpredictable, Del Monte believes all of its California production facilities will have the necessary energy to operate during the 2001 summer pack season. Del Monte has also developed operating procedures to mitigate the risk of unexpected power outages during some of its pack operations. The Modesto plant is serviced by the Modesto Irrigation District, which generates electricity locally and has long-term supply contracts for its remaining requirements. Del Monte has an electric supply contract effective through the 2002 summer pack at Modesto. The Kingsburg plant is on an essential-services circuit, which reduces risk of service interruption. The Hanford plant is connected to a high-voltage transmission line that is an integral component of the service grid. Del Monte has adopted a plan to voluntarily reduce power usage at Hanford by 5% to 15% to lessen the possibility of a total service interruption during peak operating periods.

     In the third quarter of fiscal 1998, Del Monte committed to a three-year plan to consolidate its California production facilities in order to enhance the efficiency of its fruit and tomato processing operations and to better meet the competitive challenges of the market. The plan resulted in Del Monte transferring its tomato processing operations from its Modesto facility to Del Monte's state-of-the-art Hanford facility following the summer 1998 pack. Operations at the Modesto plant were suspended during fiscal 1999 while Del Monte reconfigured that facility to accommodate fruit processing that had taken place at the San Jose facility and Stockton facility. Del Monte closed its San Jose plant in December 1999 and closed its Stockton plant in September 2000. In January 2001, Del Monte closed its tomato processing plant located in Woodland, California. This closure is part of management's plan to consolidate its California manufacturing operations in order to enhance the efficiency of processing operations; to reduce the production of lower-margin commodity products, such as bulk tomato paste; and to allow Del Monte to better meet the competitive challenges of the market. Del Monte's Hanford, California facility will be the sole internal source of bulk tomato paste, a component of several of Del Monte's tomato products. In addition, in August 1998, Del Monte's vegetable processing plant located in Arlington, Wisconsin was closed after the summer 1998 pack. Del Monte plans an aggregate of approximately $0.3 million of capital spending in fiscal 2002 to consolidate processing operations. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General" and "-- Liquidity and Capital Resources -- Investing Activities".

     Co-packers are used for pineapple, tropical fruit salad, citrus fruits, pickles and certain other products, including several products sold under S&W brand. From time to time, Del Monte also uses co-packers to supplement supplies of certain processed vegetables, fruit, tomato products and specialty products.

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

SALES, MARKETING, VALUE-ADDED SERVICES AND DISTRIBUTION

  Sales and Marketing

     Del Monte sells its retail products through retail brokers, which consists of 100% independent broker representation at the market level, managed by Del Monte's sales managers, and through an in-house, or direct, sales force with responsibility for club stores, mass merchandisers and supercenters. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers and, during fiscal 2001, accounted for 60.7% of Del Monte's total net sales. In June 2001, Del Monte appointed Advantage Sales and Marketing to act as a single national broker representing Del Monte products. Del Monte pays Advantage Sales and Marketing commissions based on a percentage of sales. Del Monte's broker represents Del Monte to a broad range of grocery retailers. Del Monte's club store, mass merchandiser and supercenter sales force calls on these customers directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution that include Wal-Mart, Costco, BJ's, KMart and Target. During fiscal 2001, this channel accounted for 18.9% of Del Monte's total net sales. Del Monte makes foodservice, food ingredients, private label, military and other sales through both its direct sales force and retail brokers. During fiscal 2001, these sales accounted for 20.4% of Del Monte's total net sales.

     Del Monte's marketing function includes product development, pricing strategy, consumer promotion, advertising, publicity and package design. Del Monte uses consumer advertising and promotion support, together with trade spending, to support awareness of new items and initial trial by consumers and to build recognition of the Del Monte, Contadina, S&W and SunFresh brand names.

  Value-Added Services

     Del Monte has enhanced its sales and marketing efforts with proprietary software applications that assist Del Monte in managing the timing and scope of its trade and consumer promotions. Del Monte's category management software is designed to assist customers in managing an entire product category including other branded and private label products in the same category. Customers using Del Monte's category management service are able to more rapidly identify sales levels for various product categories so as to achieve an optimal product mix. Del Monte believes that utilization of these category management tools has contributed to increased shelf presence for Del Monte products, particularly fruit products, relative to those of Del Monte's competitors.

     Del Monte also offers vendor managed inventory services which enable its customers to optimize their inventory requirements while maintaining their ability to service consumers. The services Del Monte provides include proprietary inventory management software that analyzes historical and budgeted data to determine the optimal inventory levels and the human resources necessary to implement the software and maintain the optimal inventory and service levels. Del Monte believes providing these value-added services will continue to enhance its relationship with its retail customers and continue to help drive Del Monte's sales growth and long-term competitiveness.

  Distribution

     Del Monte's distribution organization is responsible for the distribution of finished goods to over 2,700 customer destinations. See "Properties" for a listing of distribution centers. Customers can order products to be delivered via third party trucking, rail or on a customer pickup basis. Del Monte's distribution centers provide, among other services, casing, labeling, special packaging and cold storage. Other services Del Monte provides to customers include One Purchase Order/One Shipment, in which Del Monte's most popular products are listed on a consolidated invoicing service; the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices; and the Store Order Load Option (SOLO), in which products are shipped directly to stores.

CUSTOMERS

     Del Monte sells its products to most food retailers in the U.S., and it has developed strong, long-term relationships with all major participants in the retail grocery trade. Del Monte's 15 largest customers during fiscal 2001 represented approximately 61% of Del Monte's sales, with sales to one customer, Sam's/Wal-Mart, representing approximately 15% of sales. These top 15 customers have all been Del Monte customers for at least ten years and, in some cases, for 20 years or more. In recent years, there has been significant consolidation in the grocery industry through acquisitions. Del Monte believes that this consolidation will not have a negative impact on Del Monte since many of the acquiring companies have been long-standing customers of Del Monte. Del Monte has sought to establish and strengthen its alliances with key customers by offering sophisticated proprietary software applications to assist customers in managing inventories. Del Monte plans to continue to expand the use of these applications with its customers, who increasingly rely on sophisticated manufacturers such as Del Monte as they become more diverse through consolidations.

COMPETITION

     Del Monte faces substantial competition throughout its product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines, as well as with private label manufacturers. In general, Del Monte competes on the basis of quality, breadth of product line and price. See "Business -- The Industry" and "Business -- Company Products."

INFORMATION SERVICES

     In November 1992, Del Monte entered into an agreement with Electronic Data Systems Corporation to provide services and administration to Del Monte in support of its information services functions. Payments under the terms of the agreement are based on scheduled monthly base charges subject to an inflation adjustment. The agreement expires in November 2002 with optional successive one-year extensions. Del Monte periodically reviews its information system needs.

     In June 2000, Del Monte began implementing a capability improvement program to upgrade business processes and information systems. The Enterprise Resource Planning system and Advanced Planning system are components of a seven-phase program which is expected to continue over a three-year period, concluding in June 2003. Total program costs, consisting primarily of capital expenditures, are estimated at $36.0 million, of which $4.0 million was spent in the year ended June 30, 2000. $8.2 million was incurred in the year ended June 30, 2001 and a total of $24.0 million is estimated for fiscal 2002 and 2003 combined.

RESEARCH AND DEVELOPMENT

     Del Monte's research and development organization provides product, packaging and process development, and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 2001, 2000 and 1999, research and development expenditures (net of revenue for services to third parties) were $7.0 million, $6.6 million and $6.2 million, respectively. Del Monte maintains a research and development facility in Walnut Creek, California, where it develops product line extensions and conducts research in a number of areas related to its business including seed production, packaging, pest management, food science and plant breeding.

EMPLOYEES

     As of June 30, 2001, Del Monte had approximately 2,700 full-time employees. In addition, approximately 11,000 individuals are hired on a temporary basis during the pack season. Del Monte considers its relations with its employees to be good. For more than 20 years, Del Monte has not experienced any work stoppages or strikes.

     Del Monte has eight collective bargaining agreements with eight union locals covering approximately 8,700 of its hourly and seasonal employees. Of these employees, none are under agreements that will expire in the remainder of calendar 2001. Two collective bargaining agreements expire in calendar 2002, and two expire in calendar 2003.

INTELLECTUAL PROPERTY

     Del Monte owns a number of registered and unregistered trademarks for use in connection with various food products, including the trademarks Del Monte, Contadina, S&W, SunFresh, Fruit Cup, Fruit To-Go, Fruit Naturals, Orchard Select, FruitRageous and Del Monte Lite. These trademarks are important to Del Monte because brand name recognition is a key factor in the success of Del Monte's products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that Del Monte, as the registered owner, or its licensees, where applicable, complies with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. Del Monte is not aware of any material challenge to Del Monte's ownership of its major trademarks.

     Del Monte owns nine issued U.S. patents covering machines used in filling, cleaning and sealing cans, food preservation methods, extracts and colors, and peeling and coring devices. The patents expire between 2002 and 2016 and cannot be renewed. Patents are generally not material to Del Monte's business.

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

     In connection with the purchase of Contadina from Nestle USA, Inc. in 1997, Del Monte acquired the rights to Contadina tomato products but Nestle retained the rights to use the Contadina brand name on refrigerated pastas and sauces through December 2002.

     Del Monte has granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets, generally outside of the United States to acquiring companies or their affiliates. In particular, in connection with the RJR Nabisco Sale in 1990 and the divestitures of Del Monte's non-core and foreign operations subsequent to that sale and with respect to all food and beverage products other than fresh fruits, vegetables and produce, Nabisco Canada holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in the Asia and Pacific Rim (excluding the Philippines); Del Monte Royal Foods and its affiliates hold the rights in Europe, Africa, the Middle East and the Indian Subcontinent. Fresh Del Monte Produce N.V. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world. With respect to dried fruit, nuts and certain snack products, Premier Valley Foods holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean. In connection with 1996 agreements to sell Del Monte Mexico, International Home Foods (now owned by ConAgra) acquired the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico and Del Monte Pan American of Panama acquired similar rights in Central America and the Caribbean. Dewey Limited (an affiliate of Del Monte Royal Foods) owns the rights in the Philippines to the Del Monte brand name. With the South America acquisition, Del Monte reacquired the rights to the Del Monte brand in South America.

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

     Del Monte has also granted various security and tangible interests in its trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to its creditors, in connection with certain bank financing, and to its licensees, to secure certain obligations of Del Monte's under the license agreements.

GOVERNMENTAL REGULATION

     As a manufacturer and marketer of food products, Del Monte's operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture and the Federal Trade Commission ("FTC"), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of Del Monte's products is subject to regulation by the FTC, and Del Monte's operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Del Monte's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. Del Monte seeks to comply at all times with all such laws and regulations, and Del Monte is not aware of any instances of material non-compliance. Del Monte maintains all permits and licenses relating to its operations. Del Monte believes its facilities and practices are sufficient to maintain compliance with applicable governmental laws and regulations. Nevertheless, there is no guarantee that Del Monte will be able to comply with any future laws and regulations. Failure by Del Monte to comply with applicable laws and regulations could subject Del Monte to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

PENSION CONTRIBUTIONS

     Del Monte's defined benefit pension plans were previously determined to be underfunded by federal ERISA guidelines. It has been Del Monte's policy to fund Del Monte's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby Del Monte contributed $15.0 million within 30 days after the consummation of the recapitalization in April 1997 to its defined benefit pension plans. Del Monte contributed $15.0 million in calendar 1998, $9.0 million in calendar 1999 and $8.0 million in calendar 2000. Del Monte will contribute a minimum of $8.0 million in calendar 2001, of which $4.0 million had been paid by June 30, 2001. The contributions required to be made in 2001 have been secured by a letter of credit. This letter of credit is reduced as contributions are made in accordance with the agreement. See also Note 8 to the audited consolidated financial statements of Del Monte for the year ended June 30, 2001.

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

     Del Monte is conducting a groundwater investigation at one of its properties for hydrocarbon contamination that resulted from the operations of a prior owner of the property. At the present time, Del Monte is unable to predict the total cost for the remediation. Further, investigation and remediation of environmental conditions may in the future be required at other properties currently or formerly owned or operated by Del Monte. Nonetheless, Del Monte does not expect that these and other such remediation costs will have a material adverse effect on Del Monte's financial condition or results of operations.

     Governmental authorities and private claimants have notified Del Monte that it is a potentially responsible party ("PRP") or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") or under similar state laws. Del Monte may be liable at these sites because it allegedly sent certain wastes from its operations to these sites for disposal or recycling. With respect to a majority of the sites at which Del Monte has been identified as a PRP, Del Monte has settled its liability with the responsible regulatory agency. Based upon the information currently available, Del Monte does not expect that its liability for the remaining sites will be material. Del Monte may be identified as a PRP at additional sites in the future.

     Del Monte spent approximately $4.6 million on domestic environmental expenditures from fiscal 1999 through fiscal 2001, primarily related to underground storage tank ("UST") remediation activities and upgrades to boilers and wastewater treatment systems. Del Monte projects that it will spend an aggregate of approximately $4.8 million in fiscal 2002 and 2003 on domestic capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. Del Monte believes that its CERCLA and other environmental liabilities will not have a material adverse effect on its financial position or results of operations.

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

ITEM 2. PROPERTIES

     As of June 30, 2001, Del Monte operated twelve production facilities and seven distribution centers in the United States. See "Business -- Sales, Marketing, Value-Added Services and Distribution" and "-- Supply and Production". Del Monte's production facilities are owned properties, while its distribution centers are owned or leased. Del Monte has various warehousing and storage facilities, which are primarily leased facilities. Del Monte's leases are generally long-term. Virtually all of Del Monte's properties, whether owned or leased, are subject to liens or security interests.

     The following table lists Del Monte's production facilities and distribution centers:

                                        SQUARE FOOTAGE
                                       ----------------
              LOCATION                  OWNED   LEASED           PRIMARY PRODUCT LINES
              --------                 -------  -------          ---------------------
PRODUCTION FACILITIES:(*)
Hanford, CA..........................  651,000  675,000  Tomato Products
Kingsburg, CA........................  229,000  270,000  Peaches and Zucchini
Modesto, CA..........................  440,000  372,000  Apricots, Peaches, Fruit Cocktail,
                                                         Fruit Cup, Chunky Fruit and Diced
                                                           Pears
Mendota, IL..........................  246,000  240,000  Peas, Corn, Lima Beans, Mixed
                                                           Vegetables, Carrots and Peas &
                                                           Carrots
Plymouth, IN.........................  156,000  133,000  Paste-Based Tomato Products and
                                                           Pineapple Juice
Sleepy Eye, MN.......................  230,000       --  Peas and Corn
Crystal City, TX.....................  362,000       --  Green Beans, Spinach, Carrots, Beets,
                                                           Potatoes and Tomato Sauce
Toppenish, WA........................  228,000  273,000  Asparagus, Corn, Lima Beans and Peas
Yakima, WA...........................  214,000   14,000  Pears
Cambria, WI..........................  136,000       --  Green Beans, Italian Beans, Corn and
                                                           Peas
Markesan, WI.........................  299,000       --  Green Beans, Wax Beans and Italian
                                                           Beans
Plover, WI...........................  298,000  210,000  Beans, Carrots, Beets and Potatoes
DISTRIBUTION CENTERS:
Birmingham, AL.......................       --  293,000
Clearfield, UT.......................       --   80,000
Dallas, TX...........................       --  175,000
McAllen, TX..........................  138,000       --
Rochelle, IL.........................  425,000       --
Stockton, CA.........................       --  512,000
Swedesboro, NJ.......................  267,000       --

---------------
* Includes owned manufacturing and owned or leased on-site warehouse and storage capacity.

     Del Monte's principal administrative headquarters are located in leased office space in San Francisco, California. Del Monte owns its primary research and development facility in Walnut Creek, California.

     Del Monte holds certain excess properties for sale and periodically disposes of excess land and facilities through sales. See also Note 12 in the audited consolidated financial statements of Del Monte for the year ended June 30, 2001.

     Management considers its facilities to be suitable and adequate for its business and to have sufficient production capacity for the purposes for which they are currently intended.

ITEM 3. LEGAL PROCEEDINGS

     Del Monte is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that Del Monte breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of Del Monte and its prospects for sale. The plaintiff also alleges that it relied on Del Monte's alleged statements in selling its preferred and common stock interest in Del Monte to a third party at a price lower than that which the plaintiff asserts it could have received absent Del Monte's alleged conduct. The complaint seeks compensatory damages of at least $24 million, plus punitive damages. The discovery phase of the case has recently concluded and Del Monte cannot at this time reasonably estimate a range of exposure, if any. Nevertheless, Del Monte believes that adequate insurance coverage is in place with respect to this litigation. Del Monte believes that this proceeding is without merit and plans to defend it vigorously.

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

                   NAME                     AGE                    POSITIONS
                   ----                     ---                    ---------
Richard G. Wolford........................  56     Chairman, President, Director and Chief
                                                   Executive Officer
Wesley J. Smith...........................  54     Director and Chief Operating Officer
David L. Meyers...........................  55     Executive Vice President, Administration
                                                   and Chief Financial Officer
Marvin A. Berg............................  55     Senior Vice President, Eastern Region
Richard L. French.........................  44     Senior Vice President, Chief Accounting
                                                   Officer and Controller
Thomas E. Gibbons.........................  53     Senior Vice President and Treasurer
Marc D. Haberman..........................  38     Senior Vice President, Marketing
Irvin R. Holmes...........................  49     Senior Vice President, Customer Marketing
                                                   and Sales Development
Robert P. Magrann.........................  57     Senior Vice President, Sales
William J. Spain..........................  59     Senior Vice President and Chief Corporate
                                                   Affairs Officer
David L. Withycombe.......................  49     Senior Vice President, Western Region

     Richard G. Wolford, Chairman, President, Director and Chief Executive Officer. Mr. Wolford joined Del Monte as Chief Executive Officer and a Director in April 1997. He was elected President of Del Monte in February 1998 and was elected Chairman of the Board in May 2000. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

     Wesley J. Smith, Director and Chief Operating Officer. Mr. Smith joined Del Monte as Chief Operating Officer and a Director in April 1997. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

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

     Marvin A. Berg, Senior Vice President, Eastern Region. Mr. Berg joined Del Monte in 1976 and was elected to his current position in October 2000. Mr. Berg was Vice President, Eastern Manufacturing from 1995 to October 2000 and has held a variety of manufacturing positions at Del Monte.

     Richard L. French, Senior Vice President, Chief Accounting Officer and Controller. Mr. French joined Del Monte in 1980 and was elected to his current position in May 1998. Mr. French was Vice President and Chief Accounting Officer of Del Monte from August 1993 through May 1998 and has held a variety of positions within Del Monte's financial organization.

     Thomas E. Gibbons, Senior Vice President and Treasurer. Mr. Gibbons joined Del Monte in 1969 and was elected to his current position in February 1995. He was elected Vice President and Treasurer of Del Monte in January 1990. Mr. Gibbons' prior experience also includes a variety of positions within Del Monte's and RJR Nabisco's tax and financial organizations.

     Marc D. Haberman, Senior Vice President, Marketing. Mr. Haberman joined Del Monte in January 1999 and was elected to his current position in July 2001. From February 2000 until July 2001, Mr. Haberman was Senior Vice President, Strategic Planning and Business Development. From January 1999 until February 2000 Mr. Haberman was Vice President, Strategic Planning and Business Planning. Prior to that he was with Sunbeam Corporation from 1996 until 1998 where he was Category Leader for Sunbeam's appliance business. From 1992 to 1996, Mr. Haberman was a consultant with McKinsey & Co.

     Irvin R. Holmes, Senior Vice President, Customer Marketing and Sales Development. Mr. Holmes joined Del Monte in November 1990 and was elected to his current position in July 2001. From November 1999 until July 2001, Mr. Holmes was Senior Vice President, Marketing. From May 1998 to November 1999 he was Senior Vice President, Marketing, Vegetables and Tomatoes. Since joining Del Monte in 1990, Mr. Holmes has held a variety of marketing positions.

     Robert P. Magrann, Senior Vice President, Sales. Mr. Magrann joined Del Monte in May 2001 as Senior Vice President, Sales. Prior to that he was with The Couponbasket, Inc. where he was President and Chief Executive Officer since July 2000. From March 2000 to July 2000, Mr. Magrann was Executive Vice President, Worldwide Sales for Kenosia Marketing Corporation. He was Senior Vice President, Sales and Marketing at Tetley USA from 1996 until March 2000.

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

     David L. Withycombe, Senior Vice President, Western Region. Mr. Withycombe joined Del Monte in 1974 and was elected to his current position in October 2000. Mr. Withycombe was Vice President, Western Manufacturing from 1992 to October 2000 and has held a variety of manufacturing positions at Del Monte.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth historical consolidated financial information of Del Monte. The statement of operations data for each of the fiscal years in the five-year period ended June 30, 2001 and the balance sheet data as of June 30, 2001, 2000, 1999, 1998 and 1997 have been derived from consolidated financial statements of Del Monte audited by KPMG LLP, independent auditors. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of Del Monte and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                      FISCAL YEAR ENDED JUNE 30,
                                  -------------------------------------------------------------------
                                     2001          2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                            (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................  $   1,512.0   $   1,462.1   $   1,504.5   $   1,313.3   $   1,217.4
Cost of products sold...........      1,009.9         920.5         998.3         898.2         819.3
Selling, administrative and
  general expense(a)............        361.0         384.2         376.2         323.3         326.9
Special charges related to plant
  consolidation.................         14.6          10.9          17.2           9.6            --
                                  -----------   -----------   -----------   -----------   -----------
Operating income................        126.5         146.5         112.8          82.2          71.2
Interest expense................         74.6          67.1          77.6          77.5          52.0
Loss on sale of divested
  assets(b).....................           --            --            --            --           5.0
Other (income) expense(a).......         (4.8)           --           2.0          (1.3)         30.1
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes and extraordinary
  item..........................         56.7          79.4          33.2           6.0         (15.9)
Provision (benefit) for income
  taxes.........................         16.7         (53.6)          0.5           0.5           0.6
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary item............         40.0         133.0          32.7           5.5         (16.5)
Extraordinary loss, net of tax
  benefit(c)....................         26.2           4.3          19.2            --          41.6
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)...............  $      13.8   $     128.7   $      13.5   $       5.5   $     (58.1)
                                  ===========   ===========   ===========   ===========   ===========
Net income (loss) attributable
  to common shares(d)...........  $      13.8   $     128.7   $       9.9   $       0.2   $    (127.9)
Net income (loss) per common
  share(d)......................  $      0.26   $      2.42   $      0.23   $      0.01   $     (2.07)
Weighted average number of
  diluted shares
  outstanding(e)................   52,767,734    53,097,898    42,968,652    32,355,131    61,703,436

                                                             FISCAL YEAR ENDED JUNE 30,
                                                  -------------------------------------------------
                                                    2001       2000      1999      1998      1997
                                                  --------   --------   -------   -------   -------
                                                            (IN MILLIONS, EXCEPT RATIOS)
OTHER DATA:
Adjusted EBITDA:(f)
  EBIT..........................................  $  131.3   $  146.5   $ 110.8   $  83.5   $  36.1
  Depreciation and amortization(g)..............      32.5       32.3      33.5      28.3      24.4
  EBITDA of Divested Operations(h)..............        --         --        --        --      (0.9)
  Asset value impairment/(recapture)(i).........        --       (2.3)       --        --       6.5
  Loss on sale of Divested Operations(b)........        --         --        --        --       5.0
  Terminated transactions(j)....................        --         --       2.1        --        --
  Benefit costs(k)..............................        --         --        --       2.9        --
  Release of a contingent liability(l)..........      (4.8)        --        --        --        --
  Recapitalization expenses(a)..................        --         --        --        --      47.4
  Special charges related to plant
     consolidation(m)...........................      14.6       10.9      17.2       9.6        --
  Expenses of acquisitions(n)...................       0.7         --       1.4       6.9        --
  Inventory write-up(n).........................       2.6         --       2.8       3.4        --
                                                  --------   --------   -------   -------   -------
Adjusted EBITDA.................................  $  176.9   $  187.4   $ 167.8   $ 134.6   $ 118.5
                                                  ========   ========   =======   =======   =======
Adjusted EBITDA margin(f).......................      11.7%      12.8%     11.2%     10.3%     10.1%
Cash flows provided by (used in) operating
  activities....................................  $   89.6   $   (7.1)  $  96.1   $  97.0   $  25.2
Cash flows provided by (used in) investing
  activities....................................     (94.2)     (65.9)    (86.2)   (222.0)     37.0
Cash flows provided by (used in) financing
  activities....................................      11.9       71.2      (9.9)    127.0     (63.4)
Capital expenditures............................      45.4       67.8      55.0      32.1      20.3
SELECTED RATIOS:
     Ratio of earnings to fixed charges(o)......      1.7x       2.0x      1.4x      1.1x        --
     Deficiency of earnings to cover fixed
       charges(o)...............................  $     --   $     --   $    --   $    --   $  15.9

                                                             FISCAL YEAR ENDED JUNE 30,
                                                  -------------------------------------------------
                                                    2001       2000      1999      1998      1997
                                                  --------   --------   -------   -------   -------
                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
  Working capital...............................  $  391.0   $  149.8   $ 187.3   $ 210.2   $ 118.1
  Total assets..................................   1,124.1    1,040.7     872.0     845.1     666.9
  Total debt....................................     714.3      632.1     543.4     709.7     609.7
  Redeemable preferred stock....................        --         --        --      32.5      32.2
  Stockholders' equity (deficit)................      24.9       10.6    (118.4)   (349.8)   (398.8)

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

(b) In the fiscal quarter ended December 1996, Del Monte sold its Mexican and Central American businesses. The combined sales price of $49.5 million, reduced by $1.3 million of related transaction expenses, resulted in a loss of $5.0 million.

(c) On May 15, 2001, Del Monte refinanced its debt outstanding, as described more fully in Note 4 of the audited consolidated financial statements as of and for the year ended June 30, 2001. In connection with this refinancing, an extraordinary loss of $42.3 million ($26.2 million net of tax benefit of $16.1 million) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred issuance costs and original issue discount. During February 2000, Del Monte repurchased $31.0 million of senior subordinated notes. In conjunction with this debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax benefit of $0.9 million) was recorded. This extraordinary loss consisted of $3.7 million of prepayment premiums and a $1.5 million write-off of previously capitalized deferred debt issuance costs and original issue discount. In fiscal 1999, Del Monte recorded a $19.2 million extraordinary loss. In conjunction with the February 1999 public equity offering, Del Monte redeemed all outstanding preferred stock, a portion of senior subordinated notes and a portion of senior discount notes, as well as an early retirement of senior debt. In connection with these payments, $5.5 million of previously capitalized debt issuance costs were written off and $13.7 million of redemption premiums were paid, both of which Del Monte recorded as extraordinary items. In fiscal 1997, $41.6 million of expenses related to the early retirement of debt due to the exchange of Pay-in-Kind ("PIK") notes and to Del Monte's recapitalization was charged to net income. In September 1996, Del Monte repurchased PIK notes and, concurrently, exchanged essentially all remaining PIK notes for new PIK notes. In conjunction with this repurchase and exchange, previously capitalized debt issuance costs of $3.6 million, net of a discount on the PIK notes, were written off and accounted for as an extraordinary loss. In conjunction with the refinancing of debt that occurred at the time of the recapitalization in fiscal 1997, Del Monte recorded a $38.0 million extraordinary loss related to the early retirement of debt. The $38.0 million consisted of previously capitalized debt issuance costs of $18.8 million and a note premium payment and a term loan make-whole payment aggregating $19.2 million.

(d) Net income (loss) per common share is computed as net income (loss) reduced by the cash and in-kind dividends for the period on redeemable preferred stock, divided by the weighted average number of diluted shares outstanding.

(e) For fiscal 1997, the effect of common stock equivalents was not included in the weighted average number of diluted shares outstanding, as these common stock equivalents were anti-dilutive due to a net operating loss.

(f) Adjusted EBITDA represents EBITDA (income (loss) before provision (benefit) for income taxes, extraordinary item, depreciation and amortization expense, plus interest expense) before special charges and other one-time and non-cash charges, less gains (losses) on sales of divested assets and the results of the Divested Operations (as defined in (h)). Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with Generally Accepted Accounting Principles, or "GAAP"). Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Since Del Monte has undergone significant structural changes during the periods presented, management believes that this measure provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the core and continuing business of Del Monte by normalizing the effects of operations that have been divested and one-time charges or credits. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net sales (excluding net sales of Divested Operations of $48.1 million for the year ended June 30, 1997).

(g) Depreciation and amortization excluded amortization of $3.3 million, $3.0 million, $3.4 million, $3.3 million and $4.7 million of deferred debt issuance costs for fiscal 2001, 2000, 1999, 1998 and 1997, which are included in the caption "Interest expense." In addition, in fiscal 2001, 2000, 1999 and 1998, depreciation and amortization excluded $0.9 million, $4.3 million, $9.4 million and $3.0 million, respectively. Accelerated depreciation is included in the caption "Special charges related to plant consolidation".

(h) At the end of fiscal 1997, a distribution agreement expired under which Del Monte sold certain products for Premier Valley Foods (formerly Yorkshire Dried Fruits and Nuts, Inc.) at cost. In the first half of fiscal 1997, Del Monte sold all of its interest in its Mexican and Central American businesses. These events are collectively referred to as the "Divested Operations."

(i) In the fourth quarter of fiscal 2000, Del Monte entered into a joint venture to develop the site of a former dried fruit plant location in San Jose. This property had previously been written-down in fiscal 1996 upon initial adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The value assigned to this property which was contributed in the joint venture was higher than the carrying cost resulting in a recapture of the previous write-down. In fiscal 1997, non-cash charges included $6.5 million related to the recognition of an other-than-temporary impairment of a long-term equity investment.

(j) In fiscal 1999, one-time charges included $2.1 million of costs of the public equity offering that was withdrawn due to conditions in the equity securities market in July 1998.

(k) In fiscal 1998, one-time and non-cash charges included $2.9 million of stock compensation and related benefit expense.

(l) The credit of $4.8 million in fiscal 2001 reflects the reversal of an accrual for a contingent liability no longer required.

(m) Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section for further information.

(n) In fiscal 2001, one-time charges include $0.7 million of indirect acquisition-related expenses. In addition, one-time charges include $2.6 million of inventory step-up charges resulting from the purchase price allocations related to the SunFresh and S&W acquisitions. In fiscal 1999, one-time charges included $0.9 million of indirect acquisition-related expenses, $0.5 million of one-time start-up costs, and $2.8 million of inventory step-up charges due to the purchase price allocation related to the Contadina and South America acquisitions. In fiscal 1998, one-time charges included $6.9 million of indirect acquisition-related expenses incurred in connection with the Contadina Acquisition and $3.4 million of inventory step-up charges resulting from the purchase price allocation related to the Contadina Acquisition.

(o) For purposes of determining the ratio of earnings to fixed charges and the deficiency of earnings to cover fixed charges, earnings are defined as income (loss) before extraordinary item and provision (benefit) for income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Del Monte during the three-year period ended June 30, 2001. This discussion should be read in conjunction with the audited consolidated financial statements of Del Monte for the three-year period ended June 30, 2001 and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

     Del Monte reports its financial results on a July 1 to June 30 fiscal year basis to coincide with its inventory production cycle, which is highly seasonal. Raw product is harvested and processed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of processed products declines, reflecting, in part, lower levels of promotional activity, the availability of fresh alternatives and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are affected by many factors including industry supply and Del Monte's share of that supply. See "-- Seasonality".

     Del Monte's processed vegetables, fruits and tomato products are generally considered staple foods. Like other basic food items, Del Monte believes consumers purchase its products regardless of economic cycles. However, Del Monte has experienced a reduction in shipments of its products during the last several fiscal quarters, as Del Monte's customers have been reducing their inventory levels significantly.

     Retail consolidation and competitive pressures are causing many food retailers to concentrate on increasing operating efficiencies, generating cash flow and decreasing working capital requirements. Retailers are focused on decreasing their own inventory requirements by reducing the inventory carried, implementing more sophisticated shelf management programs and consolidating their distribution centers and other infrastructures. Although consumer consumption of Del Monte's products generally has remained stable, retailers have been selling more of Del Monte's products out of their inventory rather than purchasing from Del Monte. As a result, the volume of product shipped to retailers has been less than the volume of the products purchased by consumers at retailers.

     The effect of this trend was significant in the fourth quarter of fiscal 2000, as trade customers reduced the inventory levels they had built earlier in preparation of possible "Year 2000" shortages. The inventory reduction continued at a modest rate into fiscal 2001 and continued throughout the year. This reduction of retail inventory decreased Del Monte's shipments in the short-term and adversely affected Del Monte's sales growth, operating margins, cash flow and working capital. In addition, it has caused Del Monte to have excess inventory. The resulting lower sales volume has also affected Del Monte's ability to offset the increase in production costs experienced in fiscal 2001. Given that Del Monte produces the majority of its products in the summer months, Del Monte decreased its summer 2001 production to reduce the inventory levels, which should lower the working capital requirements. Del Monte believes the trend of reducing trade inventory levels may continue into next year. However, in the long-term, Del Monte believes that production and sales will match consumption, but only after retailers stabilize their inventory levels. If Del Monte's shipments exceed its production in fiscal 2002 as a result of its reduced production, Del Monte may generate additional cash flows.

     Consistent with Del Monte's strategy to generate growth through acquisitions, Del Monte consummated the acquisitions of Contadina in December 1997, SunFresh in September 2000 and S&W in March 2001. The Contadina acquisition solidified Del Monte as the branded market leader in the high margin processed solid tomato category and established a strong presence for Del Monte in the branded paste-based tomato products category, which includes tomato paste, tomato sauce and pizza sauce. Del Monte believes the SunFresh and S&W acquisitions will also provide further cost savings through manufacturing synergies and growth opportunities in new markets. Del Monte also reacquired the rights to the Del Monte brand in South America in August 1998, which opened a new geographic market for Del Monte.

     In the third quarter of fiscal 1998, Del Monte committed to a plan to consolidate processing operations over a three-year period. Moreover, among the facilities Del Monte acquired in connection with the Contadina

Acquisition was a state-of-the-art tomato processing facility at Hanford, California. In addition to diversifying further Del Monte's revenue base, the Contadina Acquisition expanded Del Monte's processing scale, which has resulted in production cost efficiencies. Del Monte closed the Arlington vegetable processing facility in August 1998, the San Jose fruit processing facility in December 1999, the Stockton fruit processing facility in September 2000 and the Woodland tomato processing facility in January 2001. In connection with these actions, Del Monte recorded charges related to plant consolidations as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                          2001       2000       1999
                                                          -----      -----      -----
                                                                 (IN MILLIONS)
Severance accrual.......................................  $ 0.6      $  --      $  --
Severance accrual reversal..............................   (1.1)      (1.3)        --
Asset write-off.........................................   10.4         --        3.5
Asset write-down reversal...............................     --       (0.7)        --
Ongoing fixed costs and asset removal/disposal costs of
  dormant facilities....................................    3.8        8.6        4.3
Accelerated depreciation................................    0.9        4.3        9.4
                                                          -----      -----      -----
Special charges related to plant consolidation..........  $14.6      $10.9      $17.2
                                                          =====      =====      =====

     Del Monte's results over the next two-year period are expected to be affected by related plant consolidation charges as follows: $1.8 million in fiscal 2002 and $0.7 million in fiscal 2003.

     The plant consolidation plan is a major component of a capital investment program identified over three years ago. A total of $88.6 million has been spent on this program as of June 30, 2001. Del Monte's goal for this program is to achieve cumulative cost savings by the end of the fifth year estimated at approximately $170.0 million. As of June 30, 2001, Del Monte estimates that approximately $114.1 million in cumulative cost savings have been generated by this capital investment program.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from Del Monte's consolidated statements of income, expressed as percentages of Del Monte's net sales for such periods:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                          2001       2000       1999
                                                          -----      -----      -----
Net sales...............................................  100.0%     100.0%     100.0%
Cost of products sold...................................   66.8       63.0       66.4
Selling, administrative and general expense.............   23.9       26.3       25.0
Special charges related to plant consolidation..........    1.0        0.7        1.1
                                                          -----      -----      -----
  Operating income......................................    8.4%      10.0%       7.5%
                                                          =====      =====      =====
Interest expense........................................    4.9%       4.6%       5.2%
                                                          =====      =====      =====

     The following table sets forth, for the periods indicated, Del Monte's net sales by product categories, expressed in dollar amounts and as percentages of Del Monte's total net sales for such periods:

                                                                   YEAR ENDED JUNE 30,
                                                           ------------------------------------
                                                             2001          2000          1999
                                                           --------      --------      --------
                                                                      (IN MILLIONS)
NET SALES:
  Canned vegetables(a)...................................  $  514.7      $  507.7      $  508.0
  Canned fruit(a)........................................     611.6         564.6         562.3
  Tomato and Specialty products(a).......................     369.8         377.4         423.8
                                                           --------      --------      --------
       Subtotal domestic.................................   1,496.1       1,449.7       1,494.1
  South America..........................................      16.3          12.9          10.4
  Intercompany sales.....................................      (0.4)         (0.5)           --
                                                           --------      --------      --------
       Total net sales...................................  $1,512.0      $1,462.1      $1,504.5
                                                           ========      ========      ========
AS A PERCENTAGE OF NET SALES:
  Canned vegetables(a)...................................      34.0%         34.7%         33.7%
  Canned fruit(a)........................................      40.4          38.6          37.4
  Tomato and Specialty products(a).......................      24.5          25.8          28.2
                                                           --------      --------      --------
       Subtotal domestic.................................      98.9          99.1          99.3
  South America..........................................       1.1           0.9           0.7
  Intercompany sales.....................................        --            --            --
                                                           --------      --------      --------
       Total.............................................     100.0%        100.0%        100.0%
                                                           ========      ========      ========

---------------
(a) Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, warehouse clubs, supercenters, mass merchandisers and other grocery retailers, as well as Del Monte's foodservice, food ingredients, export and private label businesses and military sales.

SEASONALITY

     Del Monte's quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Del Monte's historical net sales have exhibited seasonality, with the second and third fiscal quarters generally having the highest net sales. These two quarters reflect increased sales of Del Monte's products during the holiday period in the United States extending from late November through December, as well as sales associated with the Easter holiday. Lower levels of promotional activity, the availability of fresh produce and other factors have historically affected net sales in the first fiscal quarter. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix. Del Monte's fruit operations have a greater percentage of annual sales and cost of products sold in the first fiscal quarter, as compared to its vegetable and tomato operations, due principally to increased sales of single serve fruit products during the "back to school" period. Generally, Del Monte has a greater percentage of annual sales and cost of products sold in the second and third fiscal quarters, principally due to the year-end holiday season. Selling, administrative and general expense tends to be greater in the first half of the fiscal year, reflecting promotional expenses relating to the "back to school" period and the year-end holiday season, while Easter is the only major holiday in the second half of the fiscal year.

     The annual production volume of vegetable, fruit and tomatoes is planned based on anticipated demand for the following year. Annual production is also influenced by general seasonal fluctuations primarily due to weather and overall growing conditions.

FISCAL 2001 VS. FISCAL 2000

     Net Sales. Consolidated net sales for fiscal 2001 increased by $49.9 million, or 3.4%, from fiscal 2000. Approximately 1.1% and 0.9% of consolidated net sales was generated by Del Monte's South American business in fiscal 2001 and 2000, respectively. The increase in sales in the current year primarily reflects the acquisition of the S&W and SunFresh businesses and an increase in non-retail channel sales. Current year's sales have been impacted by a reduction in inventory levels by Del Monte's customers, which has resulted in a reduction of shipments of products. Although consumer consumption has remained relatively stable, Del Monte believes retailers have been selling more out of inventory on hand rather than purchasing product. As a result of this trend, Del Monte's shipments have decreased in the short-term affecting sales growth, operating margins, cash flow and working capital. The resulting lower sales volume has also affected Del Monte's ability to offset the increase in production costs for this fiscal year. Del Monte believes the trend of reducing inventory levels may continue into next year. However, in the long-term, Del Monte believes that production and sales will more closely match consumption, but only after retailers stabilize their inventory levels. If Del Monte's shipments exceed its production in fiscal 2002 as a result of its reduced production, Del Monte may generate additional cash flows.

     In fiscal 2001, Del Monte's market share for Del Monte branded vegetables, based on case volume, was 22.4% versus 23.7% in the previous year. Del Monte's market share for Del Monte branded fruit products was 44.1% compared to 44.2% for the previous year. Its market share for solid tomato products was 19.1% in fiscal 2001 compared to 17.5% in the fiscal 2000.

     Cost of Products Sold. Cost of products sold expressed as a percentage of net sales was 66.8% in fiscal 2001 and 63.0% in fiscal 2000. The increase in fiscal 2001 was primarily due to an unfavorable sales mix, together with manufacturing costs that were unfavorable in the current year due to lower production volumes and higher fruit production costs. These increases in manufacturing costs were somewhat offset by continued cost savings from capital spending initiatives.

     Selling, Administrative and General Expense. Selling, administrative and general expense as a percentage of net sales was 23.9% and 26.3% in fiscal 2001 and 2000, respectively. Selling, administrative and general expense in fiscal 2001 was lower due to lower selling and promotion costs and lower promotional activities than prior year.

     Research and development costs of $7.0 million and $6.6 million in fiscal 2001 and 2000, respectively, were included in general and administrative expenses.

     Special Charges Related to Plant Consolidation. As discussed in Note 12 in the audited financial statements for the year ended June 30, 2001, Del Monte incurred special charges of $14.6 million in fiscal 2001 compared to special charges of $10.9 million in the prior year. These charges included accelerated depreciation expense of $0.9 million and $4.3 million in fiscal 2001 and fiscal 2000, respectively, resulting from the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof. Special charges for fiscal 2001 and 2000 also included $2.4 million and $5.9 million, respectively, of on-going fixed costs related to dormant facilities and other period costs primarily incurred at the Modesto and Woodland facilities. Costs incurred for removal of tomato and fruit processing equipment to be disposed of totaled $1.4 million and $2.7 million in fiscal 2001 and 2000, respectively. Also included in fiscal 2001 was a reduction of $1.1 million in previously established severance accruals resulting from changes in severance and related benefit estimates, establishment of an accrual of $0.6 million relating to severance and benefit costs for employees terminated at the Woodland facility, a net $8.0 million write-off of assets no longer used in operations from the Woodland facility, and a $2.4 million charge for write-off of assets no longer used in operations at the Stockton facility. For fiscal 2000, there was a reduction of $1.3 million in the severance accrual established in fiscal 1998, and a reduction of the accrual related to the Arlington plant closure of $0.7 million as the proceeds of the sale of the plant exceeded original projections.

     Interest Expense. Interest expense increased 11.2% in fiscal 2001 compared to fiscal 2000. This increase was due to the higher average outstanding debt balances.

     Other (Income) Expense. The $4.8 million other income for fiscal 2001 was due to the reversal of an accrual for a contingent liability that is no longer required. There was no other (income) expense for fiscal 2000.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes changed from a benefit of $53.6 million in fiscal 2000 to a provision of $16.7 million in fiscal 2001. The change was mainly due to the release of $67.7 million valuation allowance in fiscal 2000. The effective tax rate for fiscal 2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards.

     Net Income before Extraordinary Item. Net income for fiscal 2001 decreased by $93.0 million compared to the same period of prior year. The decrease was primarily due to the recognition of the income tax valuation allowance in the prior year, higher interest expense and lower operating income as a result of higher production costs.

     Extraordinary Item. In connection with the May 15, 2001 refinancing, an extraordinary loss of $42.3 million ($26.2 million net of tax benefit of $16.1 million) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred issuance costs and original issue discount.

FISCAL 2000 VS. FISCAL 1999

     Net Sales. Consolidated net sales for fiscal 2000 decreased by $42.4 million, or 2.8%, from fiscal 1999. Approximately 0.9% of consolidated net sales were generated by Del Monte's South American business in fiscal 2000. The decrease in sales in the current year primarily reflects Del Monte's strategy to shift emphasis towards sales of higher margin products and to reduce emphasis on lower margin commodity items. This resulted in a decrease in sales in the foodservice/food ingredient channel. Excluding the foodservice/food ingredients channel, net sales for the year increased approximately one percent over last year, primarily reflecting continued growth in the club and mass merchandisers channel and growth from new products (Fruit To-Go and continued expansion of Orchard Select) offset by lower sales in the retail tomato business. Ketchup sales declined due to strong competitive activity; additionally, tomato sauce sales declined due to less aggressive merchandising.

     Although net sales were down as compared to prior year, Del Monte's market share increased in all three major processed food categories. In fiscal 2000, Del Monte's market share for Del Monte branded vegetables, based on case volume, was 23.7% versus 21.3% in the previous year, while Del Monte's market share for Del Monte branded fruit products was 44.2% compared to 42.8% for the previous year. Del Monte's market share for solid tomato products was 17.5% in fiscal 2000 compared to 17.0% in fiscal 1999.

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

     Special Charges Related to Plant Consolidation. Del Monte incurred special charges of $10.9 million in fiscal 2000 compared to special charges of $17.2 million in the prior year. These charges included accelerated depreciation expense of $4.3 million and $9.4 million in fiscal 2000 and fiscal 1999, respectively, resulting from the effects of adjusting the assets' remaining useful lives to accelerate the depreciation thereof. Special charges for fiscal 2000 and 1999 also included $5.9 million and $2.4 million, respectively, of on-going fixed costs related to dormant facilities and other period costs primarily incurred at the Modesto facility while under reconfiguration. Costs incurred for removal of tomato and fruit processing equipment to be disposed of totaled $2.7 million and $1.9 million in fiscal 2000 and 1999, respectively. Also included in fiscal 2000 was a reduction of $1.3 million in the severance accrual established in fiscal 1998, and a reduction of the accrual related to the Arlington plant closure of $0.7 million as the proceeds of the sale of the plant exceeded original projections.

     Interest Expense. Interest expense decreased 13.5% in fiscal 2000 compared to fiscal 1999. This decrease was due to the lower average outstanding debt balances.

     Other (Income) Expense. Other expense for fiscal 2000 decreased as compared to fiscal 1999 due to the inclusion in 1999 of expenses related to the withdrawn July 1998 public equity offering.

     Provision (Benefit) for Income Taxes. The income tax benefit of $53.6 million was primarily attributable to the release of the majority of the valuation allowance. Management evaluated the available evidence and concluded it is more likely than not that Del Monte will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to Del Monte's current, as well as recent cumulative profitability.

     Net Income before Extraordinary Item. Net income for fiscal 2000 increased by $100.3 million compared to the same period of prior year. The increase in net income was primarily due to the recognition of the valuation allowance, a more profitable mix of products sold and reduced plant consolidation costs.

     Extraordinary Item. In conjunction with the repayment of $31.0 million of senior subordinated notes, Del Monte recorded an extraordinary loss. The extraordinary item charge consisted of the write-off of $1.5 million of previously capitalized debt issue costs related to the redeemed notes and original issue discount and $3.7 million of redemption premiums, net of tax benefit.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. Del Monte is currently analyzing EITF 00-14; however based on management's current understanding and interpretation, EITF 00-14 is not expected to have a material impact on Del Monte's financial position or results of operations, except that certain reclassifications will occur. Based on Del Monte's current analysis, $25.3 million, and $28.1 million of consumer promotion costs relating to estimated coupon redemption for the years ended June 30, 2001 and 2000, respectively, currently included in selling, administrative and general expense, would be reclassified and presented as a reduction of revenue upon adoption of EITF 00-14.

     In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" ("EITF 00-25"). This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by EITF 00-14, paid from a vendor to a retailer or wholesaler. Del Monte is currently analyzing EITF 00-25. However, based on Del Monte's current understanding and interpretation, EITF 00-25 is not expected to have a material impact on Del Monte's financial position or results of operations, except that certain reclassifications will occur. Based on Del Monte's current analysis, $195.3 million and $219.2 million of customer promotion costs relating to estimated performance allowances for the years ended June 30, 2001 and 2000, respectively, currently included in selling, administrative and general expense, would be reclassified and presented as a reduction of revenue upon adoption of EITF 00-25. The consensuses reached in EITF 00-25 and EITF 00-14 are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would be the third fiscal quarter of fiscal year 2002. Del Monte has opted for early adoption in the first fiscal quarter of fiscal year 2002.

     In July 2001, the Financial Account Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria for which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     Del Monte is required to adopt the provisions of SFAS 141 immediately. Companies with fiscal years beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt SFAS
142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142, that Del Monte evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, Del Monte will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Del Monte will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, SFAS 142 will require Del Monte to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, Del Monte must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Del Monte will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Del Monte must perform the second step of the transitional impairment test. In the second step, Del Monte must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Del Monte's statement of earnings.

     In fiscal 2001, amortization arising from goodwill and intangibles assets was $2.2 million. Because of the extensive effort needed to analyze SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on Del Monte's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     Del Monte's primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility (the "Revolver"), described in "Financing Activities -- 2001" below, are Del Monte's primary sources of liquidity.

     Del Monte's ability to fund its cash requirements and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow. These are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Del Monte's control.

     Management believes that cash flows from operations and availability under the Revolver will provide adequate funds for Del Monte's working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months.

     As part of its business strategy, Del Monte continuously reviews acquisition opportunities. Del Monte believes that an acquisition may require the incurrence of additional debt, which could exceed amounts available under the bank financing. As a result, completion of any such acquisition could require the consent of the lenders under the bank financing and the amendment and restatement of the terms thereof, including to permit Del Monte's compliance with its covenants. Del Monte cannot predict whether, or the terms on which, the lenders under the bank financing would grant their consent. The refinancing in May 2001 also impacted the liquidity position of Del Monte as discussed in Financing Activities below.

  Operating Activities

     The working capital position of Del Monte is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. Del Monte uses funds from its Revolver, which provides for a $325.0 million line of credit, to finance the seasonal working capital needs of its operations.

     In fiscal 2001, cash provided by operating activities was $89.6 million, primarily due to lower production of inventories during the year combined with the depletion of prior year's inventory balances. In fiscal 2000, cash used in operating activities was $7.1 million, primarily due to a build-up in inventories.

  Investing Activities

     In fiscal 2001, cash used in investing activities increased by $28.3 million as compared to fiscal 2000, primarily due to the acquisitions of the SunFresh and S&W businesses. In fiscal 2000, cash used in investing decreased $20.3 million as compared to fiscal 1999, primarily due to the purchase of the South America business in fiscal 1999.

     Capital expenditures for fiscal 2001 were $45.4 million, including $1.1 million for domestic environmental compliance, as Del Monte continued its implementation of a program which is intended to generate cost savings by introducing new equipment that would result in general production efficiencies. Of the remaining $44.3 million of capital expenditures for fiscal 2001, Del Monte spent approximately $4.4 million in connection with its plans to consolidate processing operations and $31.7 million for general manufacturing improvements. $8.2 million was used in fiscal 2001 as part of the on-going capability improvement program to upgrade business processes and information systems. Del Monte plans an aggregate of approximately $55.0 million in capital expenditures for fiscal 2002 with approximately $17.0 million in expenditures in connection with the capability improvement program to upgrade business processes and information services. The remainder will be spent on general manufacturing improvements, with $0.3 million of those expenditures to be incurred in connection with Del Monte's continuing program to consolidate processing operations. Del Monte continually evaluates its capital expenditure requirements, and such plans are subject to change depending on market conditions, Del Monte's cash position, the availability of alternate means of financing and other factors. Del Monte expects to fund capital expenditures from internally generated cash flows and by borrowing from available financing sources.

  Financing Activities -- 2001 Activity

     On May 15, 2001, Del Monte refinanced its outstanding debt. In connection with this refinancing, Del Monte repaid amounts outstanding under its existing revolving credit facility and term loans governed by the then existing Second Amended and Restated Credit Agreement (the "Agreement") dated January 14, 2000. Concurrently, Del Monte amended and restated the terms and conditions of the Agreement to create a Third Amended and Restated Credit Agreement dated as of May 15, 2001 which established a $325.0 million revolving credit facility (the "Revolver") and a term loan (the "Term Loan") in an initial funded amount of $415.0 million. The new credit agreement provides for additional borrowing capacity (up to $100.0 million) under either the Revolver or Term Loan. The refinancing also included the issuance of new 9 1/4% Senior Subordinated Notes due 2011 (the "New Notes") in an amount of $300.0 million, which provided proceeds used by Del Monte to (i) redeem its then outstanding 12 1/4% Senior Subordinated Notes due 2007 and DMFC's outstanding 12 1/2% Senior Discount Notes due 2007, (ii) repay the revolver and term loan balances then outstanding under the Agreement, and (iii) pay fees and expenses of the May 15, 2001 refinancing. The refinancing also established new financial covenants reflecting changes in Del Monte's debt structure and its financial performance. The Revolver expiration date is May 15, 2007, and the Term Loan maturity date is March 31, 2008. The Term Loan amortizes quarterly at 1.0% per year for six years and, beginning June 30, 2007, is repaid in three quarterly installments of $97.5 million, with a fourth and final installment due on March 31, 2008 for the remaining balance.

     In connection with the repayment of debt at May 15, 2001, an extraordinary loss of $42.3 million ($26.2 million net of tax benefit of $16.1 million) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred debt issuance costs and original issue discount.

     In fiscal 2001, cash provided by financing activities decreased by $59.3 million compared to fiscal 2000, primarily due to the incidental costs relating to the May 2001 refinancing. Net availability under the revolving credit agreement, adjusted for borrowing base limitations, at June 30, 2001 totaled $260.1 million. Unused lines of credit outside the United States at June 30, 2001 totaled $0.9 million.

  Financing Activities -- 2000 Activity

     On January 14, 2000, Del Monte amended its senior credit agreement with respect to its then effective revolver and term loan facility. The amendment provided for additional borrowing capacity (up to $100.0 million) under either the revolver or term loan facility. The proceeds of this borrowing were used to reduce the revolver balance. Under this provision, Del Monte increased its term loan borrowings by $100.0 million in August 2000. The amendment also adjusted certain financial covenants to reflect changes in Del Monte's recent financial performance. The amendment did not change the revolver's expiration date, the term loan maturity dates or the terms of the pricing schedule.

     The amendment allowed the prepayment of up to $35.0 million of senior subordinated notes. During February 2000, Del Monte repurchased $31.0 million of 12 1/4% Senior Subordinated notes through the use of funds that carry a lower interest rate. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax benefit of $0.9 million) was recorded, consisting of prepayment premiums and a write-off of previously capitalized deferred debt issuance costs and original issue discount.

  Financing Activities -- 1999 Activity

     On February 10, 1999, the public equity offering, consisting of 16,667,000 shares of common stock sold by Del Monte and 3,333,000 shares of common stock sold by certain stockholders of Del Monte, was consummated at an initial offering price of $15.00 per share. Del Monte received net proceeds of $229.7 million. Total common shares outstanding after the offering were 52,163,943. Del Monte used a portion of the net proceeds from the public equity offering to redeem $45.6 million of its redeemable preferred stock, including $2.3 million of unamortized discount, $10.0 million of accreted dividends and $0.7 million of redemption premium. Del Monte also used $57.4 million of the net proceeds to redeem a portion of its senior discount notes, including $1.5 million of accrued interest and $6.4 million of redemption premium. Del Monte contributed the remainder of the net proceeds to DMC, its principal subsidiary. DMC used the contribution to prepay $63.3 million of its indebtedness under its bank term loans, to redeem $61.8 million of its senior subordinated notes, including $0.9 million of accelerated amortization of original issue discount, $2.7 million of accrued interest and $6.6 million of redemption premium, and to repay $1.6 million of indebtedness under its revolver.

  Restrictive Covenants

     The Term Loan, the Revolver and the New Notes contain restrictive covenants, which require Del Monte to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. Del Monte was in compliance with all debt covenants at June 30, 2001. The credit agreements applicable to DMC generally limit through restricted payment covenants the ability of DMC to make cash payments to Del Monte, thereby limiting Del Monte's ability to pay monetary dividends.

  Pension Funding

     As described more fully in Note 8 of the audited consolidated financial statements as of and for the year ended June 30, 2001, Del Monte's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. It had been Del Monte's policy to fund Del Monte's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with the recapitalization in April 1997, Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby Del Monte contributed $15.0 million within 30 days after the consummation of the recapitalization. Del Monte contributed $15.0 million in calendar 1998 and $9.0 million in calendar 1999 and $8.0 million in calendar 2000. Del Monte will contribute a minimum of $8.0 million in calendar 2001, of which $4.0 million had been paid by June 30, 2001. The contributions required to be made in 2001 have been secured by a letter of credit. This letter of credit is reduced as contributions are made in accordance with the agreement.

  Environmental Matters

     Del Monte spent approximately $4.6 million on domestic environmental expenditures from fiscal 1999 through fiscal 2001, primarily related to UST remediation activities and upgrades to boilers and wastewater treatment systems. Del Monte projects that it will spend an aggregate of approximately $4.8 million in fiscal 2002 and 2003 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of its fruit and tomato processing operations and continued UST remediation activities. Del Monte believes that its liabilities under CERCLA and other environmental liabilities will not have a material adverse effect on Del Monte's financial position or results of operations. See "Business -- Environmental Compliance".

  Inflation

     Del Monte's costs are affected by inflation and Del Monte may experience the effects of inflation in future periods. While Del Monte has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure, it may not be able to mitigate inflationary impacts in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT POLICIES

     Del Monte's primary market risk exposure is that of interest rate risk. Del Monte's bank debt generally incurs interest at a reference rate plus a credit spread. As interest rates increase, Del Monte would incur higher interest expense and conversely a decrease in interest rates would reduce interest expense. A 100 basis point change in the reference rate on Del Monte's variable bank debt rate, after giving effect to the swap agreement noted below, would result in an approximate increase of $4.0 million in interest expense assuming consistent debt levels for fiscal 2002. Historically, Del Monte has entered into interest rate agreements limiting Del Monte's exposure to interest rate increases, thus limiting the impact of interest rate increases on future income. These interest rate agreements are not accounted for as hedge activities and as such are adjusted to fair value through income. The impact of these fair value adjustments are immaterial. Del Monte uses derivatives only for purposes of managing risk associated with the underlying exposures. Del Monte does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in Del Monte's best interest and that any resulting market risk exposure would not materially effect Del Monte's operating results (Market risk exposure has been defined as the change in fair value of a derivative financial instrument assuming a hypothetical 10% adverse change in market rates).

     Del Monte had interest rate caps agreements during the year ended June 30, 2001 but had no interest rate protection arrangements in place as of June 30, 2001. The incremental effect of all interest rate contracts on interest expense for the year ended June 30, 2001 was negligible.

     To comply with the requirement of the revolver and term loan agreements, Del Monte entered into an interest rate swap agreement on August 3, 2001. The swap agreement is with several banks and fixes the three-month LIBOR rate at a weighted average of 4.91% per annum. The notional amount is $200.0 million and the agreement is effective through September 2004. Del Monte also has an insignificant degree of market risk exposure in regards to currency risk. Except for sales within South America by Del Monte's subsidiaries in Columbia and Venezuela, Del Monte requires payment in United States currency. If non-United States domiciled customers' local currency devalues significantly against the United States dollar, the customers could potentially encounter difficulties in making the United States dollar-denominated payments.

     Del Monte does not believe it has any material commodity risk since Del Monte purchases most of its raw product requirements under arrangements whereby pricing has not fluctuated significantly in recent years. See
"Business -- Supply and Production" and Note 10 to the audited consolidated financial statements for the year ended June 30, 2001.

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

     Del Monte's high leverage could adversely affect its business. Del Monte is highly leveraged. Del Monte can incur additional indebtedness, even though its amended and restated credit facility imposes some limits on the ability to do so. Because its business is seasonal, Del Monte's borrowings fluctuate significantly during the year, generally peaking in September and October. Del Monte's high degree of leverage can have important adverse consequences, such as:

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

     Del Monte will require a significant amount of cash to service its indebtedness. Del Monte's ability to generate cash depends on many factors beyond its control. Del Monte's ability to make payments on and to refinance its debt, including the notes and the amended and restated credit facility, and to fund planned capital expenditures and possible expansions will depend on Del Monte's ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond Del Monte's control.

     Del Monte cannot assure you that its business will generate sufficient cash flow or that future borrowings will be available to Del Monte in an amount sufficient to enable it to pay its indebtedness, including the notes, or to fund its other liquidity needs. Del Monte may need to refinance all or a portion of its indebtedness, including the notes and the amended and restated credit facility, on or before maturity. Del Monte cannot assure you that it will be able to refinance any of its indebtedness, including the notes and the amended and restated credit facility, on commercially reasonable terms or at all.

     Despite Del Monte's significant indebtedness, it may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above. The indenture under which the 9 1/4% Senior Subordinated Notes were issued permits Del Monte to borrow up to an additional $100.0 million under its amended and restated credit facility (from an initial capacity of $740.0 million) from additional commitments from new or existing lenders without any additional approval from the existing lenders. All of the borrowings under the amended and restated credit facility will be senior to the notes issued under the indenture. In addition to substantial amounts of money from other sources and amounts that may be borrowed under the amended and restated credit facility, the indenture also allows Del Monte to borrow money. If new debt is added to Del Monte's current debt levels, the related risks that Del Monte now faces could intensify.

     Del Monte's business is highly competitive, and Del Monte cannot assure you that it will maintain its current market share. Many companies compete in the domestic processed vegetable, fruit and tomato product categories. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. Del Monte faces strong competition from these and other companies in all its product lines. Important competitive considerations include the following:

     - Some of Del Monte's competitors have greater financial resources and operating flexibility. This may permit them to respond better to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.

     - Several of Del Monte's product lines are sensitive to competition from regional brands, and many of Del Monte's product lines compete with imports, private label products and fresh alternatives. No single private label competitor has greater market share than Del Monte in its principal product categories. However, for the 52 weeks ended June 30, 2001, private label companies as a group had market shares of 43.2%, 39.3% and 32.3% in the processed vegetable, major fruit and solid tomato categories, respectively.

     - Del Monte cannot predict the pricing or promotional actions of its competitors or whether they will have a negative effect on Del Monte. Also, when Del Monte raises its prices, Del Monte may lose market share to its competitors; and

     - The processed food industry has in the past experienced processing over-capacity, which could create an imbalance in supply and demand that depresses sales volumes or prices.

     Sale of Del Monte's products depends upon a limited number of customers. A relatively limited number of customers account for a large percentage of Del Monte's total sales. If the trend of consolidation among retailers continues, this percentage may increase. During the year ended June 30, 2001, Del Monte's top 15 customers represented approximately 61% of Del Monte's sales, with sales to Wal-Mart and its affiliates representing approximately 15% of sales. In recent years, there has been significant consolidation among Del Monte's customers through acquisitions. Del Monte's business may be seriously harmed if it experiences a loss of any of its significant customers or suffers a substantial reduction in orders from these customers.

     Del Monte's business strategies pose special risks associated with its ability to reduce costs, reach targeted customers and complete acquisitions successfully. The success of Del Monte's business strategy depends in part on its ability to reduce costs. Del Monte plans to use improved processing technologies to maintain Del Monte's position as a low cost and efficient producer. Del Monte's business strategy also depends on its ability to increase sales of its higher margin products such as single-serve fruit products, diced tomatoes, specialty vegetables and Orchard Select jarred fruit, and to increase product distribution through high volume club stores, such as Sam's Clubs and Costco, and mass merchandisers, such as Wal-Mart Supercenters. Del Monte also plans to grow through acquisitions. All of these plans involve risks, including the following:

     - Del Monte may not complete capital projects on time or within budget.

     - Acquisitions may not be accretive and may negatively impact operating results.

     - Del Monte's customers generally do not enter into long-term contracts and generally purchase products based on their inventory levels. They can stop purchasing Del Monte's products at any time. Losing any significant customer would affect sales volumes and could also have a negative effect on Del Monte's reputation.

     - Acquisitions could require the consent of Del Monte's bank lenders and could involve amendments to Del Monte's principal credit facility to permit Del Monte to comply with its financial covenants. These lenders could also impose conditions on their consent that could adversely affect Del Monte's operating flexibility.

     - Del Monte may not be able to successfully integrate acquired businesses, including personnel, operating facilities and information systems, into its existing operations. The timing and number of acquisitions could make these risks more difficult to address. The process of integrating acquired businesses could distract management from other opportunities or problems in Del Monte's business. The benefits of an acquisition often take a long time to develop, and there is no guarantee that any acquisition will in fact produce any benefits.

     - In pursuing acquisitions, Del Monte could incur substantial additional debt and contingent liabilities, which could in turn restrict Del Monte's ability to pursue other important elements of Del Monte's business strategy or its ability to comply with its financial covenants.

     The capability improvement program begun in June 2000 may not perform as expected, resulting in business disruptions. In June 2000, Del Monte began implementing a capability improvement program to upgrade business processes and information systems. The program will be implemented in phases and is scheduled to be completed in June 2003 at an estimated cost of $36.0 million. Significant disruptions to Del Monte's business may result if the program does not work as expected, if implementation is delayed or if Del Monte personnel are unable to effectively adapt to new programs and processes.

     Del Monte's operating results are negatively impacted by the current trend of its customers reducing their levels of inventory. Del Monte's trade customers have been reducing their inventory levels significantly during the last several fiscal quarters. As a result, Del Monte's sales to trade customers are less than the volume of purchases of its products by consumers. The effect of this trend was significant in the fourth quarter of fiscal 2000, as trade customers reduced the inventory levels they had built in preparation for possible "Year 2000" shortages. The inventory reduction continued at a modest rate into fiscal 2001 and continued throughout the year. The reduction of inventory decreased Del Monte's shipments in the short term and adversely affected Del Monte's growth, gross margin and working capital requirements. If the trend of reducing trade inventory levels continues, it could adversely affect Del Monte's operating results.

     Severe weather conditions and natural disasters can affect crop supplies and reduce Del Monte's operating results. Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of Del Monte's products. Irregular weather patterns may persist over a long period and further impact the supply of Del Monte's products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in Del Monte's production schedules if harvests are delayed. Competing manufacturers can be affected differently depending on the location of their supplies. If Del Monte's supplies of raw materials are reduced, Del Monte may not be able to find enough supplemental supply sources on favorable terms, which could have a material adverse effect on Del Monte's business, operating results and financial condition.

     Del Monte's operating results are highly seasonal. Interference with its production schedule during peak months could negatively impact its operating results. Del Monte does not manufacture the majority of its products continuously throughout the year, but instead have a seasonal production period that is limited to approximately there to four months during the summer each year. Del Monte's working capital requirements are also seasonal and are most significant in the first and second fiscal quarters. An unexpected plant shutdown or any other material interference with Del Monte's production schedule, would adversely affect its operating results.

     Del Monte's sales tend to peak in the second and third quarters of each fiscal year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales general decline, mainly due to less promotional activity and the availability of fresh produce. Del Monte believes that the main trends in its operating results are relatively predictable and that it has adequate sources of liquidity to fund operations during periods of low sales. If these trends were to change or be disrupted, however, its operating results could be adversely affected, and it could require additional sources of liquidity to fund its working capital and other cash requirements.

     Del Monte's business is subject to the risk of environmental liability, and Del Monte could be named as a responsible party. As a result of its agricultural and food processing activities, Del Monte is subject to various environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly complex and expensive. Del Monte has been named as a potentially responsible party ("PRP") and may be liable for environmental investigation and remediation costs at certain designated "Superfund Sites" under the federal CERCLA, or under similar state laws. Based on available information, Del Monte is defending itself in these actions as appropriate. However, Del Monte cannot assure that none of the matters will have a material adverse impact on its financial position or results of operations. Del Monte may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on Del Monte. Other properties could be identified for investigation or proposed for listing under CERCLA or similar state laws. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of such actions and future actions on the availability and use of pesticides could have a material adverse impact on Del Monte's financial position or results of operations.

     Texas Pacific Group, or TPG, continues to control Del Monte which could lead to a conflict of interest. TPG owns approximately 47% of the common stock of DMFC. TPG will likely continue to use its significant ownership interest to influence and control Del Monte's management and policies. Del Monte also has contractual relationships with TPG, under which TPG provides it with financial advisory and other services. These arrangements could give rise to conflicts of interest.

     Del Monte's debt covenants can restrict its ability to pursue its business strategies. Del Monte's ability to comply with these restrictions depends on many factors beyond its control. Del Monte is subject to various financial and operating covenants under its amended and restated credit facility and the indenture, including limitations on asset sales, the amount of debt it can incur or repay and the amount and kind of distributions that it and its subsidiaries may make. Del Monte must also meet specified financial ratios and tests, including minimum interest coverage ratio, minimum fixed charge coverage and maximum leverage ratios. Del Monte has pledged substantially all of its assets to secure its bank and other debt.

     Del Monte's brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of Del Monte's brand name. Del Monte has licensed the Del Monte brand name to various unaffiliated companies internationally and, for some of its products, in the United States. The common stock of one licensee, Fresh Del Monte Produce N.V., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for the common stock and demand for Del Monte's products. Third party announcements or rumors about these licensees could also have these negative effects.

     Del Monte's reliance on a continuous power supply to conduct its operations and California's current energy situation could disrupt its operations and increase its expenses. California is in the midst of an energy situation that could disrupt Del Monte's fruit and tomato processing operations and increase its expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Del Monte currently does not have backup generators or alternate sources of power in the event of a blackout, and Del Monte's current insurance may not provide coverage for damages that Del Monte or its customers may suffer as a result of any interruption in the power supply to Del Monte. If blackouts interrupt Del Monte's power supply, Del Monte would be temporarily unable to continue operations at its facilities. Any such interruption in Del Monte's ability to continue operations at its facilities could result in significant increases in production costs and lost revenue, which could substantially harm Del Monte's business and results of operations. Del Monte's energy costs have substantially increased since fiscal 2000 and are expected to continue to increase. This increase and any future increase may have a negative impact on Del Monte's results of operations.

     Del Monte has appointed a single national broker to represent it to the retail trade. In June 2001, Del Monte appointed Advantage Sales and Marketing ("Advantage") as its single national broker to represent Del Monte products to the retail trade. Prior to the appointment of Advantage, Del Monte relied on multiple regional brokers to represent Del Monte products. Management believes that a single broker will be able to more effectively represent Del Monte products to the increasingly consolidated retail grocery trade. However, Del Monte's business would suffer substantial disruption if Advantage were to default in the performance of its obligations to perform brokerage services. Del Monte's business would be adversely affected if Advantage fails to effectively represent Del Monte to the retail trade.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   38
Consolidated Balance Sheets -- June 30, 2001 and 2000.......   39
Consolidated Statements of Income -- Years ended June 30,
  2001, 2000 and 1999.......................................   40
Consolidated Statements of Stockholders' Equity
  (Deficit) -- Years ended June 30, 2001, 2000 and 1999.....   41
Consolidated Statements of Cash Flows -- Years Ended June
  30, 2001, 2000, and 1999..................................   42
Notes to Consolidated Financial Statements..................   43

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Del Monte Foods Company

     We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                     /s/ KPMG LLP

July 20, 2001
San Francisco, California

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $   12.4    $    5.1
  Trade accounts receivable, net of allowance...............     135.8       109.2
  Inventories...............................................     437.5       425.3
  Deferred tax assets.......................................       9.9        12.3
  Prepaid expenses and other current assets.................      26.9        25.9
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................     622.5       577.8
Property, plant and equipment, net..........................     326.4       334.9
Deferred tax assets.........................................      51.0        61.9
Intangible assets, net......................................      56.7        41.6
Other assets, net...........................................      67.5        24.5
                                                              --------    --------
          TOTAL ASSETS......................................  $1,124.1    $1,040.7
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  227.0    $  238.9
  Short-term borrowings.....................................       0.3       153.5
  Current portion of long-term debt.........................       4.2        35.6
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................     231.5       428.0
Long-term debt..............................................     709.8       443.0
Other noncurrent liabilities................................     157.9       159.1
                                                              --------    --------
          TOTAL LIABILITIES.................................   1,099.2     1,030.1
                                                              --------    --------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
     authorized: 500,000,000; issued and outstanding:
     52,260,902 in 2001 and 52,219,792 in 2000).............       0.5         0.5
  Notes receivable from stockholders........................      (0.4)       (0.4)
  Additional paid-in capital................................     400.6       400.1
  Accumulated deficit.......................................    (375.8)     (389.6)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................      24.9        10.6
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,124.1    $1,040.7
                                                              ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Net sales...................................................  $1,512.0    $1,462.1    $1,504.5
Cost of products sold.......................................   1,009.9       920.5       998.3
Selling, administrative and general expense.................     361.0       384.2       376.2
Special charges related to plant consolidation..............      14.6        10.9        17.2
                                                              --------    --------    --------
          OPERATING INCOME..................................     126.5       146.5       112.8
Interest expense............................................      74.6        67.1        77.6
Other expense (income)......................................      (4.8)         --         2.0
                                                              --------    --------    --------
          INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
            ITEM............................................      56.7        79.4        33.2
Provision (benefit) for income taxes........................      16.7       (53.6)        0.5
                                                              --------    --------    --------
          INCOME BEFORE EXTRAORDINARY ITEM..................      40.0       133.0        32.7
Extraordinary loss from early debt retirement, net of tax
  benefit...................................................      26.2         4.3        19.2
                                                              --------    --------    --------
          NET INCOME........................................  $   13.8    $  128.7    $   13.5
                                                              ========    ========    ========
Basic net income per common share:
  Income before extraordinary item..........................  $   0.77    $   2.55    $   0.69
  Extraordinary loss, net of tax benefit....................     (0.51)      (0.08)      (0.46)
                                                              --------    --------    --------
  Net income................................................  $   0.26    $   2.47    $   0.23
                                                              ========    ========    ========
Diluted net income per common share:
  Income before extraordinary item..........................  $   0.76    $   2.50    $   0.68
  Extraordinary loss, net of tax benefit....................     (0.50)      (0.08)      (0.45)
                                                              --------    --------    --------
  Net income................................................  $   0.26    $   2.42    $   0.23
                                                              ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                          NOTES                                      TOTAL
                                    COMMON STOCK        RECEIVABLE    ADDITIONAL                 STOCKHOLDERS'
                                 -------------------       FROM        PAID-IN     ACCUMULATED      EQUITY
                                   SHARES     AMOUNT   STOCKHOLDERS    CAPITAL       DEFICIT       (DEFICIT)
                                 ----------   ------   ------------   ----------   -----------   -------------
Balance at June 30, 1998.......  35,495,058    $ --       $(0.4)        $172.4       $(521.8)       $(349.8)
Amortization of redeemable
  preferred stock discount.....          --      --          --           (2.3)           --           (2.3)
Payment of preferred stock
  dividends....................          --      --          --             --         (10.0)         (10.0)
Issuance of shares.............  16,676,479     0.5          --          250.0            --          250.5
Costs of public equity
  offering.....................          --      --          --          (20.3)           --          (20.3)
Net income.....................          --      --          --             --          13.5           13.5
                                 ----------    ----       -----         ------       -------        -------
Balance at June 30, 1999.......  52,171,537     0.5        (0.4)         399.8        (518.3)        (118.4)
Issuance of shares.............      48,255      --          --            0.3            --            0.3
Net income.....................          --      --          --             --         128.7          128.7
                                 ----------    ----       -----         ------       -------        -------
Balance at June 30, 2000.......  52,219,792     0.5        (0.4)         400.1        (389.6)          10.6
Issuance of shares.............      41,110      --          --            0.5            --            0.5
Net income.....................          --      --          --             --          13.8           13.8
                                 ----------    ----       -----         ------       -------        -------
Balance at June 30, 2001.......  52,260,902    $0.5       $(0.4)        $400.6       $(375.8)       $  24.9
                                 ==========    ====       =====         ======       =======        =======

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
OPERATING ACTIVITIES:
  Net income................................................  $  13.8    $ 128.7    $  13.5
  Adjustments to reconcile net income to net operating cash
     flows:
     Extraordinary loss from early debt retirement, net of
       tax benefit..........................................     26.2        4.3       19.2
     Net loss (gain) on disposal/revaluation of assets......     11.8       (2.2)       4.7
     Noncash interest expense...............................     12.4       12.6       14.0
     Depreciation and amortization..........................     36.7       39.6       46.3
     Deferred taxes.........................................     24.0      (74.2)        --
     Changes in operating assets and liabilities net of
       effects of acquisitions:
       Accounts receivable..................................    (26.6)      29.8      (31.5)
       Inventories..........................................     18.8      (82.3)      26.4
       Prepaid expenses and other current assets............      9.4      (13.3)       7.8
       Other assets.........................................    (23.1)      (2.0)       0.4
       Accounts payable and accrued expenses................    (13.2)     (35.5)       8.5
       Other noncurrent liabilities.........................     (0.6)     (12.6)     (13.2)
                                                              -------    -------    -------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES......................................     89.6       (7.1)      96.1
                                                              -------    -------    -------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (45.4)     (56.8)     (55.0)
  Proceeds from sales of assets.............................      0.3        1.9        0.6
  Acquisition of plant......................................       --      (11.0)        --
  Acquisitions of businesses................................    (49.1)        --      (31.8)
                                                              -------    -------    -------
          NET CASH USED IN INVESTING ACTIVITIES.............    (94.2)     (65.9)     (86.2)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................    433.7      492.2      494.3
  Payment on short-term borrowings..........................   (586.9)    (354.4)    (478.6)
  Proceeds from long-term borrowings........................    815.0         --         --
  Principal payments on long-term debt......................   (593.5)     (62.4)    (197.3)
  Deferred debt issuance costs..............................    (24.9)      (0.8)        --
  Prepayment penalty........................................    (32.0)      (3.7)     (13.7)
  Preferred stock dividends.................................       --         --      (10.0)
  Preferred stock redemption................................       --         --      (35.0)
  Proceeds from issuance of common stock....................      0.5        0.3      250.0
  Equity offering costs.....................................       --         --      (20.3)
  Other.....................................................       --         --        0.7
                                                              -------    -------    -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................     11.9       71.2       (9.9)
                                                              -------    -------    -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................      7.3       (1.8)        --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      5.1        6.9        6.9
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  12.4    $   5.1    $   6.9
                                                              =======    =======    =======

          See Accompanying Notes to Consolidated Financial Statements.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business and Segment Information: Del Monte Foods Company ("Del Monte") and its wholly-owned subsidiary, Del Monte Corporation ("DMC"), (Del Monte together with DMC, "the Company") operate in one business segment: the manufacturing and marketing of processed foods, primarily processed vegetable, fruit and tomato products. Del Monte primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. Del Monte holds the rights to the Del Monte brand for processed foods in the United States and in South America, and to the Contadina, S&W and SunFresh brands worldwide.

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

     Inventories: Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the LIFO method. Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items. Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO method as of July 1, 1991. As of June 30, 2001 and 2000, the LIFO reserve was a debit balance of $11.0 and $12.8, respectively.

     Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements -- 10 to 30 years; buildings and leasehold improvements -- 10 to 30 years; machinery and equipment -- 7 to 15 years; computer software (included in machinery and equipment in Note 3) -- 2 to 10 years. Depreciation of plant and equipment and leasehold amortization was $31.2, $34.8 and $41.3 for the years ended June 30, 2001, 2000 and 1999.

     Del Monte capitalizes software development costs for internal use in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized $9.7 and $5.4 of software development costs in 2001 and 2000, respectively, related to systems supporting the Company's infrastructure.

     Intangibles and Long-lived Assets: Intangibles consist of goodwill, trade names and trademarks, and are carried at cost less accumulated amortization. Amortization expense is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 20 to 40 years. Amortization expense was $2.2, $1.8 and $1.6 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Del Monte reviews long-lived assets held and used, including goodwill, other intangibles and assets held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. All long-lived assets, for which management has committed to a plan to dispose, are reported at the lower of carrying amount or fair value.

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

     Revenue Recognition: In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), Del Monte recognizes revenue once it is realizable and earned. Revenue from sales of product and related cost of products sold are recognized when the customer receives the product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Adoption of SAB 101 did not have a material impact on Del Monte's consolidated financial statements.

     For the years ended June 30, 2001, 2000 and 1999, one customer accounted for approximately 15%, 13% and 11% of net sales, respectively. This customer accounted for 11% of trade accounts receivable as of June 30, 2001 and 2000.

     Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

     Advertising Expenses: Del Monte expenses all costs associated with advertising as incurred or when the advertising first takes place. Advertising expense was $8.3, $3.6 and $4.3 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Research and Development: Research and development costs are included as a component of "Selling, administrative and general expense." Research and development costs charged to operations were $7.0, $6.6 and $6.2 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Interest Rate Contracts: Effective July 1, 2000, Del Monte adopted the financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). To manage interest rate exposure, Del Monte uses interest rate cap and swap agreements. These agreements limit Del Monte's exposure on its floating rate debt to interest rate increases by requiring payment of fixed rate amounts in exchange for receipt of floating rate interest over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. Interest-rate caps are not accounted for as hedge activities and are adjusted to fair value through income. Adoption of SFAS 133 did not have a material impact on Del Monte's consolidated financial statements.

     Foreign Currency Translation: For Del Monte's operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Effects of foreign currency translation were not significant for any periods presented.

     Fair Value of Financial Instruments: The carrying amount of certain of Del Monte's financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The carrying amounts of Del Monte's borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the senior subordinated notes, approximate their fair value. At June 30, 2001, the fair value of the senior subordinated notes with a carrying amount of $300.0 was $304.5 as estimated based on quoted market prices from dealers.

     The fair value of the interest rate agreements is the estimated amount that Del Monte would receive to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties. Del Monte had no interest rate agreements outstanding at June 30, 2001. The fair value of the interest rate cap agreements at June 30, 2000 was insignificant.

     Stock Option Plans: Del Monte accounts for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost is measured as the excess, if any, of the fair value of Del Monte's stock at the date of the grant over the price the employee must pay to acquire the stock.

     Net Income per Common Share: Net income per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Net income attributable to common shares is computed as net income reduced by the cash and in-kind dividends for the period in which redeemable preferred stock was outstanding.

     Comprehensive Income: Del Monte has no significant items of other comprehensive income in any period presented. Therefore, net income as presented in the Consolidated Statements of Income equals comprehensive income.

     Reclassifications: Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     S&W Acquisition: On March 13, 2001, Del Monte acquired the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley") for a cash purchase price of $35.4. S&W branded products include processed fruits, tomatoes, beans, specialty sauces and vegetables. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. Of the $35.4 total purchase price, $25.1 was allocated to inventory and $9.8 to trademark intangibles, which is being amortized over twenty years. In addition, the Company incurred approximately $1.0 in transaction expenses for closing costs and accrued $1.3 of acquisition-related liabilities. $0.4 of the $1.3 was utilized prior to June 30, 2001. The results of operations of the acquired business for the period from the closing of the acquisition to period end are reflected in the accompanying statements of income and did not significantly affect the results of operations of Del Monte for that period.

     SunFresh Acquisition: On September 1, 2000, Del Monte acquired the worldwide rights to the SunFresh brand citrus and tropical fruits line of UniMark Group, Inc. ("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center. Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark's existing facility in Mexico. This product will be purchased by Del Monte at current market rates. The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets. The purchase price was subject to adjustments based on the final calculation of inventory on-hand as of the closing date. Based on this calculation, the total purchase price was revised to $12.7. Since the cash paid exceeded the final purchase price by $0.8, UniMark reimbursed this amount to Del Monte by the end of this fiscal year. The transaction has been accounted for using the purchase method of accounting. The total purchase price has

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price allocated was $5.9 to inventory, $2.7 to property, plant and equipment, and $4.1 representing trademark intangible assets, which are being amortized over twenty years. The results of operations of the acquired business for the period from the closing of the acquisition to period end and any other expenses of the transaction are reflected in the accompanying statements of income and did not significantly affect the results of operations of Del Monte for that period.

     South America Acquisition: On August 28, 1998, Del Monte reacquired rights to the Del Monte brand in South America from Nabisco Inc. and purchased Nabisco's processed vegetable and tomato business in Venezuela, including a food processing plant, for a cash purchase price of $31.8 (the "South America Acquisition"). The total purchase price was allocated as $2.8 to inventory, $0.6 to property, plant and equipment, and $28.4 representing intangible assets, which are being amortized over twenty years. The South America Acquisition was accounted for using the purchase method of accounting. Nabisco had retained ownership of the Del Monte brand in South America and the Del Monte business in Venezuela when it sold other Del Monte businesses in 1990. Intangible assets recorded in this acquisition totaled $28.4.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Trade accounts receivable:
  Trade.....................................................  $ 136.1    $ 110.1
  Allowance for doubtful accounts...........................     (0.3)      (0.9)
                                                              -------    -------
     TRADE ACCOUNTS RECEIVABLE, NET.........................  $ 135.8    $ 109.2
                                                              =======    =======
Inventories:
  Finished product..........................................  $ 301.1    $ 295.2
  Raw materials and supplies................................     16.1       19.0
  Other, principally packaging material.....................    120.3      111.1
                                                              -------    -------
     TOTAL INVENTORIES......................................  $ 437.5    $ 425.3
                                                              =======    =======
Property, plant and equipment:
  Land and land improvements................................  $  33.4    $  35.5
  Buildings and leasehold improvements......................    105.3      101.7
  Machinery and equipment...................................    362.9      354.6
  Construction in progress..................................     28.0       50.6
                                                              -------    -------
                                                                529.6      542.4
  Accumulated depreciation..................................   (203.2)    (207.5)
                                                              -------    -------
     PROPERTY, PLANT AND EQUIPMENT, NET.....................  $ 326.4    $ 334.9
                                                              =======    =======
Intangible assets:
  Trademark.................................................  $  31.0    $  16.5
  Other intangibles.........................................     31.6       28.7
                                                              -------    -------
                                                                 62.6       45.2
  Accumulated amortization..................................     (5.9)      (3.6)
                                                              -------    -------
     INTANGIBLE ASSETS, NET.................................  $  56.7    $  41.6
                                                              =======    =======
Other assets:
  Deferred debt issuance costs..............................  $  24.6    $  21.1
  Assets held for sale......................................     20.3        6.9
  Investments in joint ventures.............................      6.2        5.1
  Deferred pension asset....................................     16.0        0.8
  Other.....................................................      0.8         --
  Accumulated amortization..................................     (0.4)      (9.4)
                                                              -------    -------
     OTHER ASSETS, NET......................................  $  67.5    $  24.5
                                                              =======    =======
Accounts payable and accrued expenses:
  Accounts payable -- trade.................................  $ 100.0    $  96.9
  Marketing and advertising.................................     56.3       71.0
  Payroll and employee benefits.............................     21.1       19.4
  Current portion of other noncurrent liabilities...........      9.9        9.5
  Income taxes payable......................................     18.6       19.8
  Other.....................................................     21.1       22.3
                                                              -------    -------
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES..................  $ 227.0    $ 238.9
                                                              =======    =======
Other noncurrent liabilities:
  Accrued postretirement benefits...........................  $ 130.7    $ 136.0
  Self-insurance liabilities................................     11.6        5.1
  Other.....................................................     15.6       18.0
                                                              -------    -------
     OTHER NONCURRENT LIABILITIES...........................  $ 157.9    $ 159.1
                                                              =======    =======

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings consisted of a note payable to banks outside the United States of $0.3 and $0.2 at June 30, 2001 and 2000, and a revolving credit agreement with $0.0 and $153.3 outstanding at June 30, 2001 and 2000. Net availability under the revolving credit agreement, adjusted for borrowing base limitations, at June 30, 2001 totaled $260.1. Unused lines of credit outside the United States at June 30, 2001 totaled $0.9. The weighted average interest rate on short-term borrowings was 8.12% and 7.29% for the years ended June 30, 2001 and 2000, respectively.

     On May 15, 2001, the Company refinanced its outstanding debt. In connection with this refinancing, Del Monte repaid amounts outstanding under its existing revolving credit facility and term loans governed by the then existing Second Amended and Restated Credit Agreement (the "Agreement") dated January 14, 2000. Concurrently, the Company amended and restated the terms and conditions of the Agreement to create a Third Amended and Restated Credit Agreement dated as of May 15, 2001, which established a $325.0 revolving credit facility (the "Revolver") and a term loan (the "Term Loan") in an initial funded amount of $415.0. The new credit agreement provides for additional borrowing capacity (up to $100.0) under either the Revolver or Term Loan. The refinancing also included the issuance of new 9 1/4% Senior Subordinated Notes due 2011 (the "New Notes") in an amount of $300.0, which provided proceeds used by the Company to (i) redeem its then outstanding 12 1/4% Senior Subordinated Notes due 2007 and DMFC's outstanding 12 1/2% Senior Discount Notes due 2007 (ii) repay the revolver and term loan balances then outstanding under the Agreement and (iii) pay fees and expenses of the May 15, 2001 refinancing. The refinancing also established new financial covenants reflecting changes in the Company's debt structure and its financial performance. The Revolver expiration date is May 15, 2007 and the Term Loan maturity date is March 31, 2008. The Term Loan amortizes quarterly at 1.0% per year for six years and, beginning June 30, 2007, is repaid in three quarterly installments of $97.5 with a fourth and final installment due on March 31, 2008 for the remaining balance.

     In connection with the repayment of debt at May 15, 2001, an extraordinary loss of $42.3 ($26.2 net of tax benefit of $16.1) was recorded. This extraordinary loss consisted of $32.0 of prepayment premiums and a $10.3 write-off of previously capitalized deferred debt issuance costs and original issue discount.

     The New Notes bear a fixed interest rate of 9 1/4%, paid semiannually on each May 15 and November 15 beginning November 15, 2001, with the principal payable at maturity (May 15, 2011). The New Notes are redeemable in whole or in part at the option of the Company on or after May 15, 2006 at a price that is 104.625% of their principal amount. In addition, before May 15, 2004, the Company may redeem up to 35% of the notes at a redemption price of 109.250% of their principal amount using proceeds from an offering of the Company's capital stock. Initial credit margins applicable to the Revolver and Term Loan set under the May 15, 2001 refinancing are fixed through December 31, 2001. Subsequently, credit margins applicable to amounts outstanding under both the Revolver and Term Loan will be determined by reference to a pricing grid, subject to quarterly adjustment based upon the calculated level of the Company's senior leverage ratio. The applicable credit margins are additive, at the Company's option, to either the base rate (the higher of 0.50% above the latest Federal Funds Rate or the bank's reference rate) or the offshore rate, as defined. Currently, the applicable credit margins for the Revolver are 1.75% plus the base rate (an all-in interest rate of 8.50% at June 30, 2001) or 2.75% plus the offshore rate (an all-in rate of approximately 6.60% at June 30, 2001). Currently, the applicable credit margins for the Term Loan are 2.00% plus the base rate (an all-in interest rate of 8.75% at June 30, 2001) or 3.00% plus the offshore rate (an all-in rate of approximately 6.85% at June 30, 2001). The Company is required to pay the lenders under the Revolver a commitment fee of 0.75% on the unused portion of such facility. The Company is also required to pay the lenders, under the Revolver, letter of credit fees of 2.25% per year for commercial letters of credit and 2.75% per year for all other letters of credit, as well as an additional fee of 0.25% per year to the bank issuing such letters of credit. At June 30, 2001, a balance of $35.1 was outstanding on these letters of credit. With the exception of the issuing fee of

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

0.25%, which is fixed, letter of credit fees and the Revolver commitment fee are fixed through December 31, 2001 at the initial levels noted above and subsequently determined in conjunction with the pricing grid.

     Long-term debt consisted of the following:

                                                                 JUNE 30,
                                                             ----------------
                                                              2001      2000
                                                             ------    ------
Term loans.................................................  $414.0    $302.6
12 1/4% Senior Subordinated Notes..........................      --      65.6
9 1/4% Senior Subordinated Notes...........................   300.0        --
12 1/2% Senior Discount Notes..............................      --     110.4
                                                             ------    ------
                                                              714.0     478.6
Less current portion.......................................     4.2      35.6
                                                             ------    ------
                                                             $709.8    $443.0
                                                             ======    ======

     At June 30, 2001, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter were as follows:

2002........................................................  $  4.2
2003........................................................     4.2
2004........................................................     4.2
2005........................................................     4.2
2006........................................................     4.2
Thereafter..................................................   693.0
                                                              ------
                                                              $714.0
                                                              ======

     The Revolver and Term Loan are collateralized by security interests in substantially all of the Company's assets. The Revolver and Term Loan agreement and the New Notes contain restrictive covenants with which the Company must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, the Company is required to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum leverage ratios. The Company was in compliance with all debt covenants at June 30, 2001. The Company made cash interest payments of $57.0, $52.7 and $63.0 for the years ended June 30, 2001, 2000 and 1999.

     The Company had interest rate cap agreements during the year ended June 30, 2001, but had no interest rate protection arrangements as of June 30, 2001. The incremental effect of all interest rate contracts on interest expense for the year ended June 30, 2001 was insignificant. To comply with the requirement of the Revolver and Term Loan agreement, Del Monte expects to enter into an interest rate swap agreement during the first quarter of fiscal 2002 to manage interest rate exposure on its new variable debt agreements.

NOTE 5 -- STOCKHOLDERS' EQUITY

     On February 10, 1999, Del Monte's public equity offering, consisting of 16,667,000 shares of common stock sold by Del Monte and 3,333,000 shares of common stock sold by certain stockholders of Del Monte, was consummated at an initial offering price of $15.00 per share. Del Monte received net proceeds of $229.7. Total common shares outstanding after the offering were 52,163,943. Del Monte used a portion of the net proceeds from the offering to redeem $45.6 (100%) of its preferred stock, including $2.3 of unamortized discount, $10.0 of accreted dividends and $0.7 of redemption premium. The remainder of the net proceeds of the offering was used to redeem notes and repay debt.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The terms of Del Monte's debt limit the ability of Del Monte's subsidiaries to distribute cash or other assets, which could affect Del Monte's ability to pay dividends or make other distributions on the common stock.

NOTE 6 -- EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
BASIC EARNINGS PER SHARE
Numerator:
Income before extraordinary item....................  $      40.0    $     133.0    $      32.7
Preferred stock dividends...........................           --             --           (3.6)
                                                      -----------    -----------    -----------
  Numerator for basic earnings per share -- income
     attributable to common shares before
     extraordinary item.............................         40.0          133.0           29.1
Extraordinary loss, net of tax benefit..............        (26.2)          (4.3)         (19.2)
                                                      -----------    -----------    -----------
  Numerator for basic earnings per share -- income
     attributable to common shares..................  $      13.8    $     128.7    $       9.9
                                                      ===========    ===========    ===========
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares...............   52,233,848     52,192,676     41,979,665
                                                      ===========    ===========    ===========
Basic income per common share before extraordinary
  item..............................................  $      0.77    $      2.55    $      0.69
Extraordinary loss per common share, net of tax
  benefit...........................................        (0.51)         (0.08)         (0.46)
                                                      -----------    -----------    -----------
Basic income per common share.......................  $      0.26    $      2.47    $      0.23
                                                      ===========    ===========    ===========
DILUTED EARNINGS PER SHARE
Numerator:
Income before extraordinary item....................  $      40.0    $     133.0    $      32.7
Preferred stock dividends...........................           --             --           (3.6)
                                                      -----------    -----------    -----------
  Numerator for diluted earnings per share -- income
     attributable to common shares before
     extraordinary item.............................         40.0          133.0           29.1
Extraordinary loss, net of tax benefit..............        (26.2)          (4.3)         (19.2)
                                                      -----------    -----------    -----------
  Numerator for diluted earnings per share -- income
     attributable to common shares..................  $      13.8    $     128.7    $       9.9
                                                      ===========    ===========    ===========
Denominator:
  Weighted average shares...........................   52,233,848     52,192,676     41,979,665
  Effect of dilutive securities -- stock options....      533,886        905,222        988,987
                                                      -----------    -----------    -----------
  Denominator for diluted earnings per
     share -- weighted average shares and
     equivalents....................................   52,767,734     53,097,898     42,968,652
                                                      ===========    ===========    ===========
Diluted income per common share before extraordinary
  item..............................................  $      0.76    $      2.50    $      0.68
Extraordinary loss per common share, net of tax
  benefit...........................................        (0.50)         (0.08)         (0.45)
                                                      -----------    -----------    -----------
Diluted income per common share.....................  $      0.26    $      2.42    $      0.23
                                                      ===========    ===========    ===========

     Options outstanding in the amounts of 1,652,720, 1,845,445 and 11,448 shares during the years ended June 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

because these options' exercise prices were greater than the average market price of the common shares for those years.

NOTE 7 -- EMPLOYEE STOCK PLANS

AIAP DEFERRED COMPENSATION PLAN

     On October 14, 1999, the Del Monte Corporation Annual Incentive Award Plan Deferred Compensation Plan was established under which certain employees are eligible to participate. In fiscal 2001, eligible employees were allowed to defer from 5% to 100% of their annual incentive award. Fiscal 2001 awards will be paid out in fiscal 2002. The Company provides a matching contribution of 25% of the employee's deferral amount. The employee deferral and the Company match are converted to deferred stock units at the fair value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of their account. The Company's matching contribution vests on a proportionate basis over three years. At the time of distribution, the employee's deferral amount and any vested Company matching contribution will be paid out in whole shares of Del Monte common stock.

STOCK OPTION INCENTIVE PLANS

     On August 4, 1997, Del Monte adopted the 1997 Stock Incentive Plan (amended November 4, 1997) which allowed the granting of options to certain key employees. The plan allowed the granting of options for up to 1,821,181 shares of Del Monte's common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Under the plan, 1,736,520 options were granted. As of June 30, 2001, eligible employees held options for 1,479,084 shares of common stock under the 1997 Plan. Options generally vest over four or five years. No additional options will be granted pursuant to this plan.

     Del Monte also adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended November 15,
2000). Under this plan, grants of non-qualified stock options representing 226,701 shares of common stock may be made to certain non-employee directors and independent contractors of the Company. These shares represent 151,701 shares of common stock initially reserved under the Plan and an additional 75,000 shares of common stock were approved by the stockholders on November 15, 2000. Options terminate ten years from the date of grant. As of June 30,2001, eligible non-employees held options for 161,328 shares of common stock under the Plan and 62,500 shares were available for future grant. Options generally vest over a four-year period.

     The Del Monte Foods Company 1998 Stock Incentive Plan (the "1998 Plan") was approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options ("Options"), stock appreciation rights ("SARs") and stock bonuses (together with Options and SARs, "Awards") representing 6,206,397 shares of common stock may be made to certain employees of Del Monte. These shares represent 3,195,687 shares of common stock initially reserved under the 1998 Plan, 2,870,000 additional shares of common stock approved by shareholders on November 15, 2000 and any shares of common stock represented by awards granted under any prior plan which are forfeited, expired or canceled. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Awards under the 1998 Plan and to set the terms of any Awards. The Chief Executive Officer also has limited authority to grant Awards. Options generally vest over four or five years. As of June 30, 2001, eligible employees held options for 2,749,573 shares of common stock under the 1998 Plan, and 3,456,824 additional shares were available for future grant.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     Stock option activity and related information during the periods indicated was as follows:

                                                              OUTSTANDING                   EXERCISABLE
                                                               WEIGHTED                      WEIGHTED
                                                                AVERAGE                       AVERAGE
                                                 OPTIONS       EXERCISE        OPTIONS       EXERCISE
                                               OUTSTANDING       PRICE       EXERCISABLE       PRICE
                                               -----------    -----------    -----------    -----------
Balance at June 30, 1998.....................   1,838,995       $ 5.22          452,422        $5.22
Granted......................................   1,877,858        13.03
Forfeited....................................      35,519        13.00
Exercised....................................       4,597         5.22
                                                ---------
Balance at June 30, 1999.....................   3,676,737         9.13          868,453         5.22
Granted......................................      69,375        13.33
Forfeited....................................     318,844         9.96
Exercised....................................      39,535         5.22
                                                ---------
Balance at June 30, 2000.....................   3,387,733         9.19        1,596,691         7.05
Granted......................................   1,350,980         6.99
Forfeited....................................     322,487        10.16
Exercised....................................      26,241         5.22
                                                ---------
Balance at June 30, 2001.....................   4,389,985       $ 8.46        2,256,758        $7.65
                                                =========

     At June 30, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

                            OPTIONS OUTSTANDING
                    ------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                ----------------------
                                    AVERAGE     WEIGHTED                 WEIGHTED
                                   REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE     NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
 PRICE PER SHARE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
-----------------   -----------   -----------   --------   -----------   --------
 $ 5.22 -  8.42      2,849,892       7.25        $ 5.98     1,556,660     $ 5.22
  10.57 - 15.85      1,540,093       7.47         13.05       700,098      13.04
 --------------      ---------       ----        ------     ---------     ------
 $ 5.22 - 15.85      4,389,985       7.32        $ 8.46     2,256,758     $ 7.65
 ==============      =========       ====        ======     =========     ======

     Del Monte accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123"), and has been determined as if Del Monte had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2001, 2000 and 1999: dividend yield of 0% for all years; expected volatility of 0.40, 0.43 and 0.23 respectively; risk-free interest rates of 5.87%, 5.99% and 4.62%, respectively, and expected lives of 7 years for all years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Del Monte's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value per share of options granted during the year was $3.65, $6.72 and $4.43, for the years ended June 30, 2001, 2000 and 1999, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Del Monte's pro forma information as calculated in accordance with SFAS No. 123 is as follows:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             2001      2000     1999
                                                             -----    ------    -----
Pro forma net income.......................................  $11.5    $126.2    $11.4
Pro forma earnings per share:
  Basic....................................................  $0.22    $ 2.42    $0.19
  Diluted..................................................  $0.22    $ 2.38    $0.18

STOCK PURCHASE PLAN

     Effective August 4, 1997, the Del Monte Foods Company Employee Stock Purchase Plan was established under which certain key employees are eligible to participate. A total of 957,710 shares of common stock of Del Monte were reserved for issuance under the Employee Stock Purchase Plan. At June 30, 2001, 454,137 shares of Del Monte's common stock have been purchased by and issued to eligible employees. It is anticipated that no future shares will be issued pursuant to this plan.

     Total compensation expense recognized in connection with stock-based awards for the years ended June 30, 2001, 2000 and 1999 was $0.3, $0.2 and $0.5, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8 -- RETIREMENT BENEFITS

     Del Monte sponsors three non-contributory defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees.

                                                        PENSION BENEFITS      OTHER BENEFITS
                                                            JUNE 30,             JUNE 30,
                                                        ----------------    ------------------
                                                         2001      2000      2001       2000
                                                        ------    ------    -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year.............  $269.0    $279.0    $  77.4    $  75.0
  Service cost........................................     3.4       3.5        1.0        1.0
  Interest cost.......................................    20.5      19.9        6.0        5.4
  Acquisitions........................................      --        --         --        0.4
  Plan participants' contributions....................      --        --        3.9        3.5
  Actuarial (gain) loss...............................    17.7      (7.5)       7.7        1.8
  Benefits paid.......................................   (27.4)    (25.9)      (9.9)      (9.7)
                                                        ------    ------    -------    -------
  Benefit obligation at end of year...................  $283.2    $269.0    $  86.1    $  77.4
                                                        ======    ======    =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year......  $327.7    $297.4    $    --    $    --
  Actual return (loss) on plan assets.................   (11.4)     47.7         --         --
  Employer contributions..............................     8.0       8.5        6.0        6.2
  Plan participants' contributions....................      --        --        3.9        3.5
  Benefits paid.......................................   (27.4)    (25.9)      (9.9)      (9.7)
                                                        ------    ------    -------    -------
  Fair value of plan assets at end of year............  $296.9    $327.7    $    --    $    --
                                                        ======    ======    =======    =======
  Funded status.......................................  $ 13.7    $ 58.6    $ (86.1)   $ (77.4)
  Unrecognized net actuarial (gain) loss..............     2.8     (57.1)     (26.9)     (37.7)
  Unrecognized prior service cost.....................    (0.5)     (0.7)     (24.7)     (27.9)
                                                        ------    ------    -------    -------
  Net amount recognized...............................  $ 16.0    $  0.8    $(137.7)   $(143.0)
                                                        ======    ======    =======    =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF JUNE 30:
  Discount rate used in determining projected benefit
     obligation.......................................     7.5%      8.0%       7.5%       8.0%
  Rate of increase in compensation levels.............     5.0       5.0         --         --
  Long-term rate of return on assets..................     9.0       9.0         --         --

     The components of net periodic pension cost for all defined benefit plans and other benefit plans are as follows:

                                               PENSION BENEFITS             OTHER BENEFITS
                                                   JUNE 30,                    JUNE 30,
                                          --------------------------    -----------------------
                                           2001      2000      1999     2001     2000     1999
                                          ------    ------    ------    -----    -----    -----
Components of net periodic benefit cost
  Service cost for benefits earned
     during period......................  $  3.4    $  3.5    $  3.4    $ 1.0    $ 1.0    $ 1.3
  Interest cost on projected benefit
     obligation.........................    20.5      19.9      19.5      6.0      5.4      7.3
  Expected return on plan assets........   (28.6)    (26.0)    (26.2)      --       --       --
  Amortization of prior service cost....      --        --        --     (3.2)    (3.2)    (1.0)
  Recognized net actuarial gain.........    (2.5)     (0.5)     (0.8)    (3.2)    (3.6)    (2.8)
                                          ------    ------    ------    -----    -----    -----
Benefit cost (credit)...................  $ (7.2)   $ (3.1)   $ (4.1)   $ 0.6    $(0.4)   $ 4.8
                                          ======    ======    ======    =====    =====    =====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     It has been Del Monte's policy to fund Del Monte's retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Del Monte's defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby Del Monte will contribute a total of $55.0 to its defined benefit pension plans through calendar 2001, of which $51.0 had been contributed by June 30, 2001. The contributions remaining to be made in calendar 2001 are secured by a $4.0 letter of credit. This letter of credit is reduced as contributions are made in accordance with the agreement.

     For measurement purposes, an 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001. The rate is assumed to decrease gradually to 5.00% in the year 2006 and remains at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of June 30, 2001 by $8.5 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.8. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of June 30, 2001 by $8.1 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.6.

     In addition, Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The contributions to multi-employer plans for the years ended June 30, 2001, 2000 and 1999 were $7.4, $7.7 and $7.2, respectively. Del Monte also sponsors defined contribution plans covering substantially all employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $1.7, $1.7 and $1.6 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 9 -- PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             2001      2000     1999
                                                             -----    ------    -----
Income (loss) before taxes and extraordinary items:
  Domestic.................................................  $56.7    $ 79.9    $33.0
  Foreign..................................................     --      (0.5)     0.2
                                                             -----    ------    -----
                                                             $56.7    $ 79.4    $33.2
                                                             =====    ======    =====
Income tax provision (benefit)
  Current:
     Federal...............................................  $(7.4)   $ 20.6    $ 0.2
     State and foreign.....................................    0.1        --      0.3
                                                             -----    ------    -----
  Total current............................................   (7.3)     20.6      0.5
                                                             -----    ------    -----
  Deferred:
     Federal...............................................   24.7     (66.6)      --
     State and foreign.....................................   (0.7)     (7.6)      --
                                                             -----    ------    -----
  Total deferred...........................................   24.0     (74.2)      --
                                                             -----    ------    -----
                                                             $16.7    $(53.6)   $ 0.5
                                                             =====    ======    =====

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     During the year ended June 30, 2001, $6.0 was reclassified from current tax liability to net deferred tax asset to reflect the Company's actual tax liability for the prior year.

     Significant components of Del Monte's deferred tax assets and liabilities are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Deferred tax assets:
  Post employment benefits..................................   $ 53.7      $ 55.8
  Pension liability.........................................      1.6         1.9
  Other reserves not currently deductible...................      8.2         4.9
  Workers' compensation.....................................      5.3         2.8
  Leases and patents........................................      1.5         2.0
  Interest..................................................       --        11.3
  Net operating losses and tax credits carry forward........     41.3        16.7
  Other.....................................................     22.4        28.4
                                                               ------      ------
     Gross deferred tax assets..............................    134.0       123.8
     Valuation allowance....................................     (6.7)       (9.7)
                                                               ------      ------
     Net deferred tax assets................................    127.3       114.1
                                                               ------      ------
Deferred tax liabilities:
  Depreciation..............................................     41.2        26.8
  Intangible assets.........................................      4.4         4.2
  LIFO reserve..............................................     14.6         8.5
  Other.....................................................      6.2         0.4
                                                               ------      ------
     Gross deferred liabilities.............................     66.4        39.9
                                                               ------      ------
     Net deferred tax asset.................................   $ 60.9      $ 74.2
                                                               ======      ======

     At June 30, 2001, a valuation allowance of $6.7 was maintained for state tax credits and net operating loss carryforwards subject to limitations under
Section 382 of the Internal Revenue Code. The net change in valuation allowance for the years ended June 30, 2001, 2000, and 1999 was a decrease of $3.0, $81.6, and $5.8, respectively. The recognition of the net deferred tax asset is based upon the expected utilization of such deferred tax assets that the Company believes will more likely than not be realized through profitable taxable operations.

     The differences between the provision (benefit) for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                            2001      2000      1999
                                                            -----    ------    ------
Income taxes computed at the statutory U.S. federal income
  tax rates...............................................  $19.8    $ 27.8    $ 11.6
Taxes on foreign income at rates different than U.S.
  federal income tax rates................................    0.1       0.2       0.3
State taxes, net of federal benefit.......................   (0.7)       --        --
Reversal of valuation allowance, net of tax adjustments...   (2.2)    (67.7)       --
Realization of prior years' net operating losses, tax
  credits and other adjustments...........................     --     (12.2)    (11.4)
Other.....................................................   (0.3)     (1.7)       --
                                                            -----    ------    ------
Provision (benefit) for income taxes......................  $16.7    $(53.6)   $  0.5
                                                            =====    ======    ======

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     As of June 30, 2001, Del Monte had net operating loss carryforwards of $87.0 for U.S. tax purposes which will begin to expire in 2011, $110.6 for state purposes which will begin to expire in 2003, $1.1 for foreign tax purposes which will begin to expire in 2002 and tax credits of $7.7 which will begin to expire in 2006.

     Del Monte made no income tax payments for the year ended June 30, 2001 and made income tax payments of $9.0 and $2.6 for the years ended June 30, 2000 and 1999, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Lease Commitments. Del Monte leases certain property and equipment and office and plant facilities. At June 30, 2001, the aggregate minimum rental payments required under operating leases that have initial or remaining terms in excess of one year were as follows:

2002........................................................  $ 21.3
2003........................................................    19.2
2004........................................................    17.0
2005........................................................    15.2
2006........................................................    13.1
Thereafter..................................................   100.1
                                                              ------
                                                              $185.9
                                                              ======

     Minimum payments have not been reduced by minimum sublease rentals of $0.3 due through October 2002 under noncancelable subleases. Rent expense was $38.3, $33.7 and $29.6 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Rent expense includes contingent rentals on certain equipment based on usage.

     Grower Commitments. Del Monte has entered into noncancelable agreements with growers, with terms ranging from two to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $68.7, $69.1 and $68.2 for the years ended June 30, 2001, 2000 and 1999, respectively.

     At June 30, 2001, aggregate future payments under such purchase commitments (priced at the June 30, 2001 estimated cost) are estimated as follows:

2002........................................................  $ 51.6
2003........................................................    51.2
2004........................................................    52.8
2005........................................................    54.1
2006........................................................    50.9
Thereafter..................................................   220.1
                                                              ------
                                                              $480.7
                                                              ======

     In connection with the sale of Del Monte's 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed an eight-year supply agreement whereby Del Monte must source substantially all of its pineapple requirements from Del Monte Philippines over the agreement term. Del Monte expects to purchase $32.9 in fiscal 2002 under this supply agreement for pineapple products. During the year ended June 30, 2001, Del Monte purchased $35.4 under the supply agreement.

     On September 1, 2000, in conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line of UniMark Group Inc, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark's existing facility in

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

Mexico that Del Monte will purchase at current market rates. Del Monte expects to purchase $18.4 in fiscal 2002 under this supply agreement. During the year ended June 30, 2001, Del Monte purchased $12.8 under the supply agreement.

     Supply Agreement. Effective December 21, 1993, Del Monte sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation ("Silgan"). In connection with the sale to Silgan, Del Monte entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of Del Monte's metal container requirements for foods and beverages in the United States. The base term of the supply agreement has since been extended to December 21, 2006. Purchases under the agreement during the year ended June 30, 2001 amounted to $198.0. Del Monte believes the supply agreement provides it with a long-term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

     Information Systems Agreement. On November 1, 1992, Del Monte entered into an agreement with Electronic Data Systems Corporation to provide services and administration to Del Monte in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the years ended June 30, 2001, 2000 and 1999 were $17.8, $17.0 and $17.9, respectively. The agreement expires in November 2002 with optional successive one-year extensions. At June 30, 2001, future base payments under the agreement are as follows:

2002........................................................  $13.7
2003........................................................    4.6
                                                              -----
                                                              $18.3
                                                              =====

     Union Contracts. Del Monte has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 77% of its hourly and seasonal work force. Of these represented employees, 5% of employees are under agreements that will expire in calendar 2002.

     Legal Proceedings. Del Monte is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that Del Monte breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of Del Monte and its prospects for sale. The plaintiff also alleges that it relied on Del Monte's alleged statements in selling its preferred and common stock interest in Del Monte to a third party at a price lower than that which the plaintiff asserts it could have received absent Del Monte's alleged conduct. The complaint seeks compensatory damages of at least $24, plus punitive damages. The discovery phase of the case has recently concluded and Del Monte cannot at this time reasonably estimate a range of exposure, if any. Nevertheless, Del Monte believes that adequate insurance coverage is in place with respect to this litigation. Del Monte believes that this proceeding is without merit and plans to defend it vigorously.

     Del Monte is also defending various other claims and legal actions that arise from its normal course of business, including certain environmental actions. Governmental authorities and private claimants have notified Del Monte that it is a potentially responsible party ("PRP") or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") or under similar state laws. Del Monte may be liable at these sites because it allegedly sent certain wastes from its operations to these sites for disposal or recycling. With respect to a majority of the sites at which Del Monte has been identified as a PRP, Del Monte has settled its liability with the responsible regulatory agency. While it is not feasible to predict or determine the ultimate outcome of these matters, in

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

the opinion of management none of these claims and actions, individually or in the aggregate, will have a material effect on Del Monte's financial position.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     DMC is directly-owned and wholly-owned by Del Monte. For the year ended June 30, 2001, DMC and DMC's subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte, except for those expenses incidental to the 12 1/2% Senior Discount Notes. As of June 30, 2001, Del Monte's sole asset was the stock of DMC. Del Monte had no subsidiaries other than DMC and DMC's subsidiaries, and had no direct liabilities other than the 12 1/2% Senior Discount Notes. Del Monte is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.

     Del Monte entered into a ten-year agreement dated April 18, 1997 (the "Management Advisory Agreement") with TPG Partners, L.P. ("TPG"), a majority shareholder. Under the Management Advisory Agreement, TPG is entitled to receive an annual fee from Del Monte for management advisory services equal to the greater of $0.5 and 0.05% of the budgeted consolidated net sales of Del Monte. For the years ended June 30, 2001, 2000 and 1999, TPG received fees of $0.8 for each fiscal year under this agreement. In addition, Del Monte has agreed to indemnify TPG, its affiliates and shareholders, and their respective directors, officers, controlling persons, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by TPG thereunder. This indemnification may not extend to actions arising under the U.S. federal securities laws. This agreement makes available the resources of TPG concerning a variety of financial and operational matters, including advice and assistance in reviewing Del Monte's business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The Management Advisory Agreement does not specify a minimum number of TPG personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Company matters. Del Monte cannot otherwise obtain the services that TPG will provide without the addition of personnel or the engagement of outside professional advisors.

     Del Monte also entered into a ten-year agreement dated April 18, 1997 (the "Transaction Advisory Agreement") with TPG. As compensation for financial advisory and other similar services rendered in connection with certain "add-on" transactions (such as an acquisition, merger or recapitalization; collectively, "Add-on Transactions"), TPG is to be paid a fee of 1.5% of the "transaction value" for each Add-on Transaction. The term "transaction value" means the total value of any Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the transaction (excluding any fees payable pursuant to this agreement and fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). The Transaction Advisory Agreement includes indemnification provisions similar to those described above. These provisions may not extend to actions arising under the U.S. federal securities laws. In fiscal 2001 and 2000, TPG did not receive any payments under the Transaction Advisory Agreement. In fiscal 1999, TPG or its designee received $0.5 in connection with the South America Acquisition and $3.7 in connection with the public equity offering as compensation for its services as financial advisor for these transactions.

NOTE 12 -- PLANT CONSOLIDATION

     In the third quarter of fiscal 1998, management committed to a plan to consolidate processing operations. Implementation of the plant consolidation was planned to occur in a specific sequence over a three-year period. Operations were suspended at the Modesto facility during fiscal 1999 while that facility underwent

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

reconfiguration to accommodate fruit processing which had previously taken place at the San Jose facility and at the Stockton facility. Del Monte closed the Arlington facility in August 1998, the San Jose facility in December 1999, and the Stockton facility in September 2000. The tomato processing formerly performed at the Modesto facility has been moved to the Hanford facility. In January 2001, Del Monte closed its tomato processing plant located in Woodland, California. This closure is part of management's plan to consolidate its California manufacturing operations in order to enhance the efficiency of processing operations; to reduce the production of lower-margin commodity products, such as bulk tomato paste; and to allow Del Monte to better meet the competitive challenges of the market. Del Monte's Hanford, California facility will be the sole internal source of bulk tomato paste, a component of several of Del Monte's tomato products. Special charges related to plant consolidation are as follows:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Severance accrual...........................................  $ 0.6    $  --    $  --
Severance accrual reversal..................................   (1.1)    (1.3)      --
Asset write-off.............................................   10.4       --      3.5
Asset write-down reversal...................................     --     (0.7)      --
Ongoing fixed costs and asset removal/disposal costs of
  dormant facilities........................................    3.8      8.6      4.3
Accelerated depreciation....................................    0.9      4.3      9.4
                                                              -----    -----    -----
Special charges related to plant consolidation..............  $14.6    $10.9    $17.2
                                                              =====    =====    =====

     In connection with the 1998 consolidation plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated. At June 30, 2001, a balance of $0.7 remained in this accrual related to 26 employees. Cash expenditures of $1.1, $2.3 and $0.1 were recorded against this accrual for the years ended June 30, 2001, 2000 and 1999. During fiscal 2001 and in the fourth quarter of fiscal 2000, this accrual was reduced by $1.1 and $1.3 due primarily to changes in severance and related benefit estimates.

     In connection with the Woodland closure, Del Monte established an accrual of $0.6 relating to severance and benefit costs for 40 employees to be terminated. As of June 30, 2001, all employees had been terminated under this consolidation plan and all severance was paid. In addition, Del Monte recorded a charge of $10.5 in the second quarter of fiscal 2001, representing the write-off of assets no longer used in operations. In the fourth quarter of fiscal 2001, Del Monte reversed $2.5 of the write-off as a result of entering into a purchase agreement with a buyer for the plant. This transaction was in escrow at year-end and is expected to close in the first quarter of fiscal 2002. In addition, in the fourth quarter of fiscal 2001, a $2.4 charge was recorded for the write-off of assets at the Stockton facility for assets no longer used in operations. These assets where originally intended to be put into operations; however, management has decided to dispose of these assets which were deemed to no longer be useful.

     In August 1998, management announced its intention to close Del Monte's vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. Upon completion of this pack, a charge of $3.5 was taken during the first quarter of fiscal 1999 representing primarily the write-down to fair value of the assets held for sale. These assets included building, building improvements, and machinery and equipment with a carrying value of $4.1. Fair value was based on current market values of land and buildings in the area and estimates of market values of equipment to be disposed of. As of June 30, 1999, non-cash charges of $0.5 and cash expenditures of $0.4 were charged against this accrual. For the year ended June 30, 2000, non-cash charges of $1.8 and $0.1 of cash expenditures were charged against this accrual. In addition, upon the sale of this plant in fiscal 2000, the sale proceeds exceeded original estimates resulting in a reduction of the accrual of $0.7. No balance remained in this accrual at June 30, 2000.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     Accelerated depreciation results from the effects of adjusting the tomato and fruit processing assets' remaining useful lives to match the period of use prior to the closures of these plants. Assets that are subject to accelerated depreciation consist primarily of buildings and of machinery and equipment, which will no longer be needed due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of three tomato processing plants. The remaining useful lives of the buildings at the San Jose facility were decreased by approximately 20 years due to this acceleration. Ongoing fixed costs and asset removal/disposal costs represent costs to remove and dispose of assets, and costs to be incurred until the sale of the closed facilities has taken place.

NOTE 13 -- SEGMENT REPORTING

     Del Monte operates in one business segment, the manufacturing and marketing of processed foods, for which Del Monte receives revenues from its customers. Del Monte's chief operating decision maker reviews financial information presented on a consolidated basis accompanied by disaggregated information on revenues by products for purposes of making decisions and assessing financial performance. The following table sets forth net sales by product category:

                                                             YEAR ENDED JUNE 30,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
NET SALES:
Canned vegetables....................................  $  514.7    $  507.7    $  508.0
Canned fruit.........................................     611.6       564.6       562.3
Tomato and Specialty products........................     369.8       377.4       423.8
                                                       --------    --------    --------
          Subtotal domestic..........................   1,496.1     1,449.7     1,494.1
South America........................................      16.3        12.9        10.4
Intercompany sales...................................      (0.4)       (0.5)         --
                                                       --------    --------    --------
          Total net sales............................  $1,512.0     1,462.1     1,504.5
                                                       ========    ========    ========

     Sales to export markets were $55.9, $50.8 and $50.4 for the years ended June 30, 2001, 2000 and 1999, respectively.

                    DEL MONTE FOODS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                          FIRST     SECOND    THIRD     FOURTH
                                                          ------    ------    ------    ------
2001(1)(2)
Net sales...............................................  $310.8    $428.2    $383.4    $389.6
Operating income........................................    24.3      31.2      34.9      36.1
Income before extraordinary item........................     6.4       8.5      10.7      14.4
Net income (loss).......................................     6.4       8.5      10.7     (11.8)(5)
Per share data:(3)
  Basic income per share before extraordinary item......  $ 0.12    $ 0.16    $ 0.21    $ 0.27
  Diluted income per share before extraordinary item....  $ 0.12    $ 0.16    $ 0.20    $ 0.27
2000(2)
Net sales...............................................  $333.7    $455.4    $353.3    $319.7
Operating income........................................    25.0      48.9      34.0      38.6
Income before extraordinary item........................     6.9      22.8      13.2      90.1(4)
Net income..............................................     6.9      22.8       9.3      89.7(4)
Per share data:(3)
  Basic income per share before extraordinary item......  $ 0.13    $ 0.44    $ 0.18    $ 1.72(4)
  Diluted income per share before extraordinary item....  $ 0.13    $ 0.43    $ 0.18    $ 1.70(4)

---------------
(1) The first, second, third, and fourth quarters of fiscal 2001 included $0.2, $0.7, $0.2 and $1.5, respectively, of inventory step-up charges related to inventory purchased in the SunFresh and S&W acquisitions.

(2) Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 2001 were $0.7, $11.8, $1.5 and $0.6, respectively. Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 2000 were $3.0, $4.4, $2.4 and $1.1, respectively.

(3) Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(4) The fourth quarter of fiscal 2000 included the release of the majority of the Company's valuation allowance, net of tax adjustments, resulting in a credit to income tax expense of $67.7.

(5) The fourth quarter of fiscal 2001 included an extraordinary loss of $26.2, net of tax benefit, consisting of prepayment premiums and the related write-off of previously capitalized debt issuance costs as a result of the May 2001 refinancing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in Del Monte's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the mailing date. For information with respect to the executive officers of Del Monte, see "Executive Officers of Del Monte Foods Company" at the end of Part I of this report.

     The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors' Compensation", "Summary Compensation Table", "Option Grants in Fiscal Year 2001", "Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values", "Employment and Other Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       (i) The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

           Report of KPMG LLP, Independent Auditors
           Consolidated Balance Sheets -- June 30, 2001 and 2000
           Consolidated Statements of Income -- Years ended June 30, 2001, 2000 and 1999
           Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended June 30, 2001, 2000 and 1999
           Consolidated Statements of Cash Flows -- Years ended June 30, 2001, 2000 and 1999
           Notes to consolidated financial statements

    2. Financial Statements Schedules

       Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    3. Exhibits

       The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b) Reports on Form 8-K

    Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2001:

    (1) Current Report on Form 8-K filed on May 4, 2001 -- Item 5: Announcement of the offering of Senior Subordinated Notes due 2011 and the entering of an amended and restated credit agreement.

    (2) Current Report on Form 8-K filed on May 4, 2001 -- Item 5: Announcement of the cash tender offers for the Senior Subordinated Notes due 2007 and Senior Discount Notes due 2007; announcement of expiration of consent solicitations.

    (3) Current Report on Form 8-K filed on May 8, 2001 -- Item 5: Announcement of pricing terms for the offering of Senior Subordinated Notes due 2011; announcement that the offering was increased to $300 million.

    (4) Current Report on Form 8-K filed on May 21, 2001 -- Item 5: Announcement of pricing terms for cash tender offers for the Senior Subordinated Notes due 2007 and Senior Discount Notes due 2007; announcement of completion of cash tender offer for the Senior Subordinated Notes due 2011 and the amended and restated credit agreement.

(c) See Item 14(a)3 above.

(d) See Item 14(a)1 and 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Del Monte Foods Company

                                          By:    /s/ RICHARD G. WOLFORD
                                            ------------------------------------
                                                     Richard G. Wolford
                                            President, Chief Executive Officer,
                                             Director and Chairman of the Board

Dated: September 26, 2001

                               POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Wolford, David L. Meyers and Timothy S. Ernst, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ RICHARD G. WOLFORD                      President and Chief       September 26, 2001
-----------------------------------------------------  Executive Officer; Director
                 Richard G. Wolford                     and Chairman of the Board

                 /s/ DAVID L. MEYERS                    Executive Vice President,    September 26, 2001
-----------------------------------------------------    Administration and Chief
                   David L. Meyers                          Financial Officer

                /s/ RICHARD L. FRENCH                  Senior Vice President, Chief  September 26, 2001
-----------------------------------------------------     Accounting Officer and
                  Richard L. French                             Controller

                /s/ RICHARD W. BOYCE                             Director            September 26, 2001
-----------------------------------------------------
                  Richard W. Boyce

                /s/ TIMOTHY G. BRUER                             Director            September 26, 2001
-----------------------------------------------------
                  Timothy G. Bruer

                    /s/ AL CAREY                                 Director            September 26, 2001
-----------------------------------------------------
                      Al Carey

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                  /s/ PATRICK FOLEY                              Director            September 26, 2001
-----------------------------------------------------
                    Patrick Foley

                 /s/ BRIAN E. HAYCOX                             Director            September 26, 2001
-----------------------------------------------------
                   Brian E. Haycox

                 /s/ DENISE O'LEARY                              Director            September 26, 2001
-----------------------------------------------------
                   Denise O'Leary

              /s/ WILLIAM S. PRICE, III                          Director            September 26, 2001
-----------------------------------------------------
                William S. Price, III

                 /s/ JEFFREY A. SHAW                             Director            September 26, 2001
-----------------------------------------------------
                   Jeffrey A. Shaw

                 /s/ WESLEY J. SMITH                   Director and Chief Operating  September 26, 2001
-----------------------------------------------------            Officer
                   Wesley J. Smith

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   3.1   Certificate of Incorporation of Del Monte Foods Company
         (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 No. 333-48235,
         filed May 18, 1998 ("Amendment No. 1 to the Registration
         Statement on Form S-l"))
   3.2   Amended and Restated Bylaws of Del Monte Foods Company,
         adopted on April 22, 1999 (incorporated by reference to
         Exhibit (3)(ii) to the Quarterly Report on Form 10-Q for the
         quarterly period ended March 31, 1999)
   4.1   Indenture dated as of May 15, 2001 among Del Monte
         Corporation, as issuer of 9 1/4% Senior Subordinated Notes due 2001, Del Monte Foods Company, as guarantor, and Bankers
         Trust Company, a New York banking corporation, as Trustee
         (incorporated by reference to Exhibit 4.1 to Registration
         Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the
         "2001 Form S-4"))
   4.2   Specimen form of Series B Global Note (incorporated by
         reference to Exhibit 4.2 to the 2001 Form S-4)
   4.3   Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)
   4.4   Registration Rights Agreement dated May 15, 2001 by and
         among Del Monte Corporation, Del Monte Foods Company, Morgan
         Stanley & Co. Incorporated, Banc of America Securities LLC,
         Deutsche Banc Alex Brown, Inc., Chase Securities, Inc., ABN
         AMRO Incorporated, BMO Nesbitt Burns Corp. (incorporated by reference to Exhibit 4.4 to the 2001 Form S-4)
  10.1   Third Amended and Restated Credit Agreement dated as of May
         15, 2001, by and among Del Monte Corporation, Del Monte
         Foods Company, the Lenders named therein, Bank of America,
         N.A., as administrative agent, the Chase Manhattan Bank, as syndication agent, and Bankers Trust Company, as
         documentation agent (incorporated by reference to Exhibit
         10.1 to the 2001 Form S-4)
  10.2   Second Amended and Restated Credit Agreement, dated as of
         January 14, 2000, among Del Monte Corporation, Bank of
         America, N.A., as Administrative Agent, and the other
         financial institutions parties thereto (incorporated by
         reference to Exhibit 10.1 to the Quarterly Report on Form
         10-Q for the period ended December 31, 1999 (the "December
         1999 10-Q")).
  10.3   Amended and Restated Parent Guaranty, dated December 17,
         1997, executed by Del Monte Foods Company, with respect to the obligations under the Amended Credit Agreement
         (incorporated by reference to Exhibit 4.5 to the Exchange
         Offer Registration Statement)
  10.4   Security Agreement, dated April 18, 1997, between Del Monte
         Corporation and Del Monte Foods Company and Bank of America
         National Trust and Savings Association (incorporated by
         reference to Exhibit 4.6 to the DMC Registration Statement)
  10.5   Pledge Agreement, dated April 18, 1997, between Del Monte
         Corporation and Bank of America National Trust and Savings
         Association (incorporated by reference to Exhibit 4.7 to DMC
         Registration Statement)
  10.6   Parent Pledge Agreement, dated April 18, 1997, between Del
         Monte Foods Company and Bank of America National Trust and
         Savings Association (incorporated by reference to Exhibit
         4.8 to the DMC Registration Statement)
  10.7   Asset Purchase Agreement, dated as of November 12, 1997,
         among Nestle USA, Inc., Contadina Services, Inc., Del Monte
         Corporation and Del Monte Foods Company (incorporated by
         reference to Exhibit 10.1 to Report on Form 8-K No.
         33-36374-01 filed January 5, 1998)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.8   Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P.
         (incorporated by reference to Exhibit 10.1 to the DMC
         Registration Statement)
  10.9   Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P.
         (incorporated by reference to Exhibit 10.2 to the DMC
         Registration Statement)
  10.10  Retention Agreement between Del Monte Corporation and David
         L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)**
  10.11  Retention Agreement between Del Monte Corporation and Irvin
         R. Holmes, dated January 1, 1992 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the
         year ended June 30, 2000 (the "2000 Form 10-K"))**
  10.12  Del Monte Foods Annual Incentive Award Plan, as amended
         (incorporated by reference to Exhibit 10.8 to the DMC
         Registration Statement)**
  10.13  Additional Benefits Plan of Del Monte Corporation, as
         amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.9 to the DMC Registration
         Statement)
  10.14  Supplemental Benefits Plan of Del Monte Corporation,
         effective as of January 1, 1990, as amended as of January 1,
         1992 and May 30, 1996 (incorporated by reference to Exhibit
         10.10 to the DMC Registration Statement)
  10.15  Del Monte Foods Company Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 4.1 to the
         Registration Statement on Form S-8)
  10.16  Del Monte Foods Company 1997 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 10.2 to the
         December 1999 10-Q)**
  10.17  Agreement for Information Technology Services between Del
         Monte Corporation and Electronic Data Systems Corporation,
         dated November 1, 1992, as amended (incorporated by
         reference to Exhibit 10.11 to the DMC Registration
         Statement)
  10.18  Supply Agreement between Del Monte Corporation and Silgan
         Containers Corporation, dated as of September 3, 1993, as
         amended (incorporated by reference to Exhibit 10.12 to the
         DMC Registration Statement)
  10.19  Del Monte Foods Company Non-Employee Directors and
         Independent Contractors 1997 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 4.1 to the
         Registration Statement on Form S-8 No. 333-52226)
  10.20  Del Monte Foods Company 1998 Stock Incentive Plan, as
         amended (incorporated by reference to Exhibit 4.2 to the
         Registration Statement on Form S-8 No. 333-52226))**
  10.21  Employment Agreement and Promissory Note of Richard Wolford
         (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File
         No. 001-14335 (the "1998 Form 10-K"))**
  10.22  Employment Agreement and Promissory Note of Wesley Smith
         (incorporated by reference to Exhibit 10.26 to the 1998 Form
         10-K)**
  10.23  Amendment and Waiver, dated as of April 16, 1998, to the
         Amended Credit Agreement and the Restated Parent Guaranty,
         by Del Monte Corporation and the financial institutions
         party thereto (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 No. 333-48235)
  10.24  Del Monte Corporation AIAP Deferred Compensation Plan dated
         October 14, 1999, effective July 1, 2000 (incorporated by
         reference to Exhibit 10.30 to the 2000 Form 10-K)**

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.25  Office Lease, dated October 7, 1999 between TMG/One Market,
         L.P. and Crossmarket, LLC (Landlord) and Del Monte
         Corporation (Tenant) (confidential treatment has been
         requested as to portions of the Exhibit) (incorporated by
         reference to Exhibit 10.5 to the December 1999 10-Q)
  10.26  Retention Plan (adopted October 24, 2000) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form
         10-Q for the quarterly period ended December 31, 2000)**
 *12.1   Statement re Computation of Ratio of Earnings to Fixed
         Charges
  21.1   Subsidiaries of Del Monte Foods Company (incorporated by
         reference to Exhibit 21.1 to the 2001 Form S-4)
 *23.1   Consent of KPMG LLP, Independent Accountants
  24.1   Power of Attorney (see signature page to this Annual Report on Form 10-K)

---------------
 * filed herewith

** indicates a management contract or compensatory plan or arrangement