Form 10-Q
period 2001-09-30
DEL MONTE FOODS CO
filed 2001-11-14
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 33-36374-01

DEL MONTE FOODS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3542950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Market @ The Landmark, San Francisco, California 94105
(Address of Principal Executive Offices including Zip Code)

(415) 247-3000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

    As of October 31, 2001, 52,273,456 shares of Common Stock, par value $.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      September 30,   June 30,
                                                          2001          2001
                                                      ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents......................... $        5.1  $       12.4
  Trade accounts receivable, net of allowance.......        140.5         135.8
  Inventories.......................................        749.5         437.5
  Deferred tax assets...............................         10.3           9.9
  Prepaid expenses and other current assets.........         23.0          26.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        928.4         622.5
Property, plant and equipment, net..................        325.7         326.4
Deferred tax assets.................................         50.7          51.0
Intangible assets, net..............................         56.6          56.7
Other assets, net...................................         68.4          67.5
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,429.8  $    1,124.1
                                                      ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      408.2  $      227.0
  Short-term borrowings.............................        124.8           0.3
  Current portion of long-term debt.................          4.2           4.2
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        537.2         231.5
Long-term debt......................................        708.7         709.8
Other noncurrent liabilities........................        159.7         157.9
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,405.6       1,099.2
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,269,209 at September 30, 2001 and
    52,260,902 at June 30, 2001)....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.7         400.6
  Accumulated deficit...............................       (376.6)       (375.8)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         24.2          24.9
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,429.8  $    1,124.1
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except share and per share data)

                                           Three Months Ended
                                             September 30,
                                         --------------------
                                            2001        2000
                                         ---------  ---------
Net sales.............................. $   272.3  $   263.0
Cost of products sold..................     220.0      204.6
Selling, administrative and general
  expenses.............................      36.7       33.4
Special charges related to plant
  consolidation........................       0.7        0.7
                                         ---------  ---------
   OPERATING INCOME....................      14.9       24.3
Interest expense.......................      16.0       18.9
Other income...........................      (0.1)      (4.7)
                                         ---------  ---------

   INCOME (LOSS) BEFORE INCOME TAXES...      (1.0)      10.1
Provision (benefit) for income taxes...      (0.2)       3.7
                                         ---------  ---------
   NET INCOME (LOSS)................... $    (0.8) $     6.4
                                         =========  =========

Earnings (loss) per share:

  Basic................................ $   (0.01) $    0.12
                                         =========  =========

  Diluted.............................. $   (0.01) $    0.12
                                         =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Three Months Ended
                                                                  September 30,
                                                               --------------------
                                                                  2001        2000
                                                               ---------  ---------
OPERATING ACTIVITIES:
  Net income (loss).......................................... $    (0.8) $     6.4
  Adjustments to reconcile net income (loss)  to net cash
     flow from operations:
     Depreciation and amortization...........................       8.3        9.6
     Non-cash interest.......................................       --         3.5
     Loss on disposal/write-down of assets...................       0.2        0.3
  Changes in operating assets and liabilities:
     Accounts receivable.....................................      (4.7)     (18.8)
     Inventories.............................................    (312.0)    (348.9)
     Prepaid expenses and other current assets...............       3.7        7.2
     Other assets............................................      (3.1)      (3.5)
     Accounts payable and accrued expenses...................     181.2      160.1
     Other non-current liabilities...........................       1.8        1.2
                                                               ---------  ---------
       NET CASH USED IN OPERATING ACTIVITIES.................    (125.4)    (182.9)
                                                               ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures.......................................      (7.3)      (9.8)
  Acquisition of business....................................       --       (12.7)
  Net proceeds from sale of assets...........................       1.9        --
  Advance to supplier........................................       --        (0.8)
                                                               ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES.................      (5.4)     (23.3)
                                                               ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from short-term borrowings........................     166.9      254.5
  Payments on short-term borrowings..........................     (42.4)    (136.4)
  Proceeds from long-term borrowings.........................       --       100.0
  Principal payments on long-term borrowings.................      (1.1)      (9.1)
  Deferred debt issuance costs...............................       --        (0.3)
  Issuance of common stock...................................       0.1        0.1
                                                               ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES.............     123.5      208.8
                                                               ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................      (7.3)       2.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............      12.4        5.1
                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................... $     5.1  $     7.7
                                                               =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(In millions, except share and per share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation: Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC" and together with DMFC, "Del Monte") operate in one business segment: the manufacturing and marketing of processed foods, primarily processed vegetables, fruit and tomato products.

The accompanying unaudited consolidated financial statements at September 30, 2001 and for the three-month periods ended September 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

The balance sheet at June 30, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2001, and notes thereto, included in Del Monte's Annual Report on Form 10-K.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2001 and 2000 consisted of depreciation of plant and equipment and leasehold amortization, acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure, amortization of deferred debt issuance costs including original issue discount, and amortization of intangible assets.

For the three months ended September 30, 2000, amortization of intangible assets includes amortization of all intangible assets. For the three months ended September 30, 2001, as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board, amortization of intangible assets only consists of amortization related to intangible assets with finite useful lives. Under SFAS 142, intangible assets with indefinite lives are no longer amortized.

                                                          Three Months Ended
                                                               September 30,
                                                      ------------------------
                                                         2001          2000
                                                      -----------  -----------
Depreciation of plant and equipment and
  leasehold amortization............................ $       7.4  $       8.1
Accelerated depreciation............................         --           0.4
Amortization of deferred debt issuance costs........         0.8          0.6
Amortization of intangibles.........................         0.1          0.5
                                                      -----------  -----------
   Depreciation and amortization.................... $      $8.3  $      $9.6
                                                      ===========  ===========

Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

Effective July 1, 2001, Del Monte elected to adopt two new accounting requirements issued by the Emerging Issues Task Force, or EITF. The two requirements are Issue 00- 14 "Accounting for Certain Sales Incentives" ("EITF 00-14") and Issue 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" ("EITF 00-25"). The consensuses reached in EITF 00-14 and EITF 00-25 are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would be the third fiscal  quarter of fiscal year 2002. Del Monte has opted for early adoption in the first quarter of fiscal year 2002.

EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to its customers (or consumers) that can be used in, or are exercisable by a consumer, as a result of a single exchange transaction. As a result of the adoption of EITF 00-14, consumer promotion costs relating to coupon redemption, which previously were included in selling, administrative and general expense, are now reclassified and presented as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 00-14.

EITF 00-25 addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by EITF 00-14, paid from a vendor to a retailer or wholesaler. As a result of the adoption of EITF 00-25, customer promotion costs relating to performance allowances, which previously were included in selling, administrative and general expense, are now reclassified and presented as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 00-25. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of $47.8 in both net sales and selling, administrative and general expenses for the previously reported three months ended September 30, 2000.

NOTE 2 - Acquisitions

S&W Acquisition: On March 13, 2001, Del Monte acquired
the S&W branded food business, including certain trademarks and existing inventory, from
Tri Valley Growers ("Tri Valley"). S&W branded products include processed fruits, tomatoes, beans, specialty sauces and vegetables. The total cash purchase price was $35.4. The
Company also incurred approximately $1.0 in transaction expenses for closing costs and  accrued
$1.3 of acquisition-related liabilities. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price was allocated $25.1 to inventory and $12.6 to trademark intangible assets.

SunFresh Acquisition: On September 1, 2000, Del Monte acquired the worldwide rights to the SunFresh brand citrus and tropical fruits line of UniMark Group, Inc.
("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center. Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark's existing facility in Mexico. This product will be purchased by Del Monte at current market rates. The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets. The purchase price was subject to adjustments based on the final calculation of inventory on-hand as of the closing date. Based on this calculation, the total purchase price was revised to $12.7. Since the cash paid exceeded the final purchase price by $0.8, UniMark reimbursed this amount to Del Monte by the end of fiscal 2001. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price was allocated
$5.9 to inventory, $2.7 to property, plant and equipment and $4.1 to trademark intangible assets.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                      September 30,   June 30,
                                                          2001         2001
                                                      -----------  -----------
  Finished product.................................. $     687.5  $     301.1
  Raw materials and supplies........................        16.2         16.1
  Other, principally packaging material.............        45.8        120.3
                                                      -----------  -----------
     Total inventories.............................. $     749.5  $     437.5
                                                      ===========  ===========

Inventories are stated at the lower of cost or market.  The cost of substantially all inventories is determined using the LIFO method.  Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items.  Inflation has had a minimal impact on production costs since Del Monte adopted the
LIFO method as of July 1, 1991.  As of September 30, 2001 and June 30, 2001, the LIFO reserve was a debit balance of $6.2 and 11.0, respectively.  While Del Monte has historically mitigated the inflationary impact of increase in its costs by controlling its overall cost structure, Del Monte may not be able to mitigate inflationary impacts in the future.

NOTE 4 - Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                          Three Months Ended
                                                               September 30,
                                                      ------------------------
                                                         2001          2000
                                                      -----------  -----------
Basic:
Net income (loss)................................... $      (0.8) $       6.4
                                                      ===========  ===========

Weighted average shares outstanding.................  52,266,716   52,223,061
                                                      ===========  ===========

Basic earnings (loss) per share..................... $     (0.01) $      0.12
                                                      ===========  ===========

Diluted:
Net income (loss)................................... $      (0.8) $       6.4
                                                      ===========  ===========

Weighted average shares outstanding.................  52,266,716   52,223,061
Net effect of dilutive options based
 on the treasury stock method.......................           --     348,409
                                                      -----------  -----------
Total...............................................  52,266,716   52,571,470
                                                      ===========  ===========

Diluted earnings (loss) per share................... $     (0.01) $      0.12
                                                      ===========  ===========

Options outstanding in the amounts of 1,988,260 and 2,418,300 shares during the three-month periods ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because these options' exercise prices were greater than the average market price of the common shares for those periods.

NOTE 5 - Long-Term Debt

To comply with the requirements of its revolver and term loan agreements, Del Monte entered into an interest rate swap agreement on August 3, 2001.  The notional amount is $200.0 and the agreement is effective through September 2004.  The swap agreement is with several banks and secures the three-month LIBOR rate at a weighted average rate of 4.91% per annum.
The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to debt.  The related amount payable to or receivable from counterparties is included in other liabilities or assets.  The swap agreement is not accounted for as a hedge and is adjusted to fair value through income.

NOTE 6 - Plant Consolidation

In fiscal 1998, management committed to a plan to consolidate processing operations.  In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated.  At the beginning of the
2002 fiscal year, a balance of $0.7 remained in this accrual.  For the three months ended September
30, 2001, $0.4 was paid in severance thereby reducing this accrual, leaving a balance of $0.3 in this accrual at September 30, 2001 for ten employees.

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

In connection with the Woodland closure, Del Monte entered into a purchase agreement with a buyer for the plant in the fourth quarter of fiscal 2001 for a sales price of $9.0.
The transaction was closed in the first quarter of fiscal 2002.  In fiscal 2001, Del Monte recorded a charge of $8.0, representing the write-off of assets no longer used in operations;  $0.2 of the write-off was reversed in this quarter upon the completion of the transaction.  As part of the transaction, the buyer provided Del Monte $2.0 in cash and a $7.0 interest-bearing promissory note.
Interest on this promissory note is charged at three-month LIBOR plus a premium and is payable on a quarterly basis.  The buyer will pay the principal of the loan in two equal installments in 2005 and
2006.  Del Monte has a first-in priority lien and encumbrance on the plant.

NOTE 7 - Comprehensive Income (Loss)

Del Monte has no significant items of other comprehensive income (loss) in any period presented.  Therefore, net income (loss) as presented in the Consolidated Statements of
Income (loss) equals comprehensive income (loss).

NOTE 8 - Income Taxes

Del Monte's effective tax rate for the three-month period ended September 30,
2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards and the applicable limitations on their use under the tax laws.

NOTE 9 - New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, "Business Combinations" ("SFAS 141").  The provisions of SFAS 141 are required to be adopted immediately.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  SFAS 141 also specifies certain criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

The FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets"
("SFAS 142") simultaneously with SFAS 141.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".  Del Monte
has chosen to early adopt the provisions of SFAS 142 during the first quarter of fiscal 2002.

Upon the adoption of SFAS 142, as of July 1, 2001, Del Monte has ceased amortization of its intangible assets with indefinite useful lives.  Del Monte reassessed the useful lives and residual values of its intangible assets acquired, and concluded that the majority of its trademark and distribution rights have indefinite lives.  Del Monte has performed impairment tests on its intangible assets with indefinite useful lives in accordance with the provisions of SFAS 142 and identified no impairment losses relating to these intangible assets.

NOTE 10 - Intangible Assets

Del Monte does not have any goodwill.  A summary of intangible assets follows:

                                                     September 30,
                                                         2001
                                                      -----------
Unamortized intangible assets:
  Trademark......................................... $      31.7
  Distribution rights...............................        24.4
                                                      -----------
  Total unamortized intangible assets............... $      56.1
                                                      ===========

Amortized trademark intangible assets:
  Carrying amount................................... $       0.6
  Accumulated amortization..........................        (0.1)
                                                      -----------
  Total amortized trademark intangible assets, net.. $       0.5
                                                      ===========

Amortization expense for the three months ended September 30, 2001 was $0.1.

The estimated amortization expense for each of the three succeeding fiscal years is as follows:

2002 ............................................... $       0.2
2003 ...............................................         0.2
2004 ...............................................         0.2
                                                      -----------
                                                     $       0.6
                                                      ===========

The following tables reconcile reported net income (loss) to adjusted net income (loss), and earnings (loss) per share, as a result of the adoption of SFAS 142:

                                                          Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      -----------  -----------

Net income (loss)................................... $      (0.8) $       6.4
Add back:
  Trademark amortization............................          --          0.1
  Distribution rights amortization..................          --          0.2
                                                      -----------  -----------
  Adjusted net income (loss)........................ $      (0.8) $       6.7
                                                      ===========  ===========

Basic earnings (loss) per share:
  Net income (loss)................................. $     (0.01) $      0.12
  Trademark amortization............................          --           --
  Distribution rights amortization..................          --         0.01
                                                      -----------  -----------
  Adjusted net income (loss)........................ $     (0.01) $      0.13
                                                      ===========  ===========

Diluted earnings (loss) per share:
  Net income (loss)................................. $     (0.01) $      0.12
  Trademark amortization............................          --           --
  Distribution rights amortization..................          --         0.01
                                                      -----------  -----------
  Adjusted net income (loss)........................ $     (0.01) $      0.13
                                                      ===========  ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

Three Months Ended September 30, 2001 vs. Three Months Ended September 30,
2000

Net sales.  Net sales for the first quarter of fiscal 2002 increased by $9.3 million, or 3.5%, compared to the prior year quarter.  The increase was due to the acquisitions of the S&W and SunFresh businesses, the impact of a July 1 price increase and increased sales in non-retail channels.  The July 1 price increase was announced in
May.  Consistent with previous experience, there was an initial volume reduction in the first quarter as a result of some volume movement into June due to forward buys, which partially offsets the net sales increase.  Higher trade and consumer promotion expenses further offset this increase.
Included in higher trade promotion expenses is the effect of competitive pressure in the single-
serve fruit business, which has resulted, and may continue to result, in lower net sales.

For the 13-week period ended September 30, 2001, Del Monte's market share for vegetables, fruit and tomato solids, based on case volume, was 21.9%, 43.6% and 19.9%, respectively, versus 22.0%, 44.8% and 18.1%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold for the first quarter of fiscal 2002 increased by $15.4 million, or 7.5%, compared to the prior year quarter.  The increase in cost of products sold was primarily due to higher sales volume and higher manufacturing costs.
The higher manufacturing costs were primarily due to lower production volumes as a result of management's initiative to reduce inventory levels.  The increase in manufacturing costs was somewhat offset by continued cost savings from capital spending initiatives.

Selling, administrative and general expenses.  Selling, administrative and general expenses increased by $3.3 million versus the same period of the prior year.  This increase was due to higher brokerage expense as a result of increase in net sales, increase in sales and marketing expenses to support the  S&W and SunFresh businesses, and higher rental expense due to the relocation of corporate headquarters in December 2000.

Special charges related to plant consolidation.  Special charges related to plant consolidation were $0.7 million for both the three months ended September 30, 2001 and
2000.  For the three months ended September 30, 2001, the $0.7 million included ongoing fixed costs and other period costs incurred in connection with the plant closures.  For the three months ended
September 30, 2000, $0.4 million of the $0.7 million was for accelerated depreciation resulting from adjusting the remaining useful lives of certain tomato and fruit processing assets to match the period of use prior to the closures of these plants.  The remaining $0.3 million was related to ongoing fixed costs and other period costs incurred in connection with the plant closures.

Interest expense.  Interest expense decreased by $2.9 million compared to the prior year quarter due to lower interest rates.

Other income.  Other income decreased by $4.6 million versus the same period of the prior year.  The decrease was due to a reversal of an accrual for a contingent liability no longer required during the three months ended September 30, 2000.

Income taxes.  The decrease in income tax was due to a loss before income taxes of $1.0 million compared to an income before income taxes of $10.1 million for the three months ended September 30, 2001 and 2000, respectively.

Net income/loss.  Net loss for the quarter ended September 30, 2001 was $0.8 million compared to net income of $6.4 million for the quarter ended September 30, 2000.  The change in the results of the two quarters was primarily due to unfavorable sales mix combined with higher manufacturing costs, selling, administrative and general expenses as discussed above.  In addition, the first quarter last year contained an other income item which did not occur this year.  These unfavorable impacts were partially offset by lower interest expense and a lower effective tax rate.

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

Adjusted EBITDA was $25.5 million in the current period compared to $33.8 million for the three months ended September 30, 2000.  The decrease was due to the unfavorable sales mix combined with higher manufacturing costs, selling, administrative and general expenses as discussed above.  Refer to the "Results from Operations" section for more information.

For the three months ended September 30, 2001, EBIT of $15.0 million was adjusted for special charges, non-cash items and non-recurring charges of $10.5 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $0.7 million, depreciation and amortization of $7.5 million (excluding amortization of deferred debt issuance costs of $0.8 million), and $2.3 million of other non-recurring charges.

Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standards Board issued FASB
Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes FASB Statement No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of", it retains many of the fundamental provisions of that Statement.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Del Monte believes that its current accounting policies are in conformity with SFAS 144, and does not believe that SFAS 144 will have a material effect on Del Monte's consolidated financial statements.

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

To finance working capital requirements, Del Monte relies on its revolving credit facility, which has a maximum availability of $325.0 million, subject to an asset-based borrowing base.  As of September 30, 2001, $124.5 million was outstanding under the revolving credit facility.
There was no outstanding balance under the revolving credit facility at June 30, 2001.  Net availability under the revolving credit agreement, adjusted for borrowing base limitations, at
September 30, 2001 totaled $167.4 million.  The increase in inventories at September 30, 2001 from
June 30, 2001 reflects the seasonal inventory buildup.  The increase in accounts payable and accrued expenses from June 30, 2001 to September 30, 2001 primarily reflects accrued expenses resulting from the peak production period.

As of September 30, 2001, Del Monte's short-term borrowings and long-term debt primarily consisted of a revolving credit facility, bank term loans and senior subordinated notes
(collectively, the "Debt").  The Debt agreements contain restrictive covenants, the most restrictive of which currently is the total debt ratio.  Del Monte is in compliance with all such covenants for the first quarter of fiscal 2002.

Cash used in operating activities decreased $57.5 million to $125.4 million from
$182.9 million for the three months ended September 30, 2001 and 2000, respectively.  The decrease was primarily due to lower production of inventories.

Cash used in investing activities decreased $17.9 million to $5.4 million from
$23.3 million for the three months ended September 30, 2001 and 2000, respectively.  The decrease was primarily due to lower capital expenditures of $2.5 million combined with the impact of the
SunFresh acquisition in fiscal 2001.  Total capital expenditures incurred for the first quarter of fiscal 2002 were $7.3 million.  Of the $7.3 million, $3.8 million was spent in connection with the capability improvement program to upgrade business processes and information services, $3.2 million was for general manufacturing improvements and $0.3 million was related to plant consolidation.

Cash provided by financing activities decreased $85.3 million to $123.5 million from $208.8 million for the three months ended September 30, 2001 and 2000, respectively.  One of
Del Monte's continuing objectives in fiscal 2002 is to reduce its debt levels.  This will be achieved by lowering current year's production as well as reducing inventory levels.  As a result,
Del Monte's inventories, as of September 30, 2001 were $30.7 million lower than the same time last year.

On September 19, 2001, Del Monte launched an exchange offer whereby the outstanding 91/4% Senior Subordinated Notes may be exchanged for Series B 91/4% Senior Subordinated
Notes registered under the Securities Act of 1933. The exchange offer expired on October 18, 2001. All holders of the notes participated in the exchange.

ITEM 3. Quantitative and Qualitative Disclosures about Market
Risk

Reference is made to the discussion of Del Monte Foods Company's Financial
Instruments and Risk Management Policies and Factors that May Affect Future Results in "Quantitative and Qualitative Disclosures about Market Risks" in Del Monte's Annual Report on Form 10-K for the
year ended June 30, 2001 (the "Annual Report").  As stated in the Annual Report, Del
Monte's business is highly competitive and Del Monte cannot predict the pricing or promotional activities of its competitors.  In addition, Del Monte will continue to face aggressive trade promotion spending in the single-serve fruit category which will tend to reduce the overall profitability of the category.

To comply with the requirements of its revolver and term loan agreements, Del
Monte entered into an interest rate swap agreement on August 3, 2001.  The notional amount is $200.0 and the agreement is effective through September 2004.  The swap agreement is with several banks and secures the three-month LIBOR rate at a  weighted average rate of 4.91% per annum.  The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to debt.  The related amount payable to or receivable from counterparties is included in other liabilities or assets.  The swap agreement is not accounted for as a hedge and is adjusted to fair value through income.

Factors That May Affect Future Results

This quarterly report contains forward-looking statements, including those in the sections captioned "Financial Statements" and "Management's Discussion and Analysis of Financial
Condition and Results of Operations".  Statements that are not historical facts, including statements about Del Monte's beliefs or expectations, are forward-looking statements.  These statements are based on plans, estimates and projections at the time Del Monte makes the statements, and you should not place undue reliance on them.  Del Monte does not undertake to update any of these statements in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties and Del Monte cautions you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement.  These factors include, among others: general economic and business conditions; weather conditions; energy costs and availability; crop yields;
competition, including pricing and promotional spending levels by competitors; raw material costs and availability; high leverage; the loss of significant customers or a substantial reduction in orders from these customers; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans;
availability, terms and deployment of capital; ability to increase prices; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends, including changes in buying and inventory practices by customers; production capacity constraints and other factors referenced in this quarterly report.

Please see the Annual Report for a more detailed discussion of important factors that could materially affect future results.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

 None.

(b) Reports on Form 8-K

 Del Monte did not file any reports on Form 8-K during the quarter ended
September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEL MONTE FOODS COMPANY

(Registrant)

Dated: November 14, 2001

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer, Director and
   Chairman of the Board

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)