Form 10-Q/A
period 2001-09-30
DEL MONTE FOODS CO
filed 2002-01-24
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
FORM 10-Q/A
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

The terms of Del Monte's revolving and term loan agreement require that it fix a portion of the variable interest rates Del Monte must pay under the loan agreement. To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001. The aggregate notional amount of the swaps is $200.0 million and the swaps are in effect from September 28, 2001 through September 30, 2004. The swaps are with several banks and fix the three-month LIBOR at a weighted average of 4.91% per annum on the $200.0 million notional amount. This fixed interest rate will be measured against three-month LIBOR for purposes of settlement.

During the course of preparing the financial statements for the second quarter ended December 31, 2001, Del Monte determined that it had not properly accounted for the fair value of the swaps under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and 138) for the first quarter ended September 30, 2001.

The fair value of the swaps was incorrectly deemed to be zero at the close of Del Monte's first quarter ended September 30, 2001. The impact of the change in fair value of the swaps, as of September 30, 2001, is a loss of $6.3 million ($4.5 million net of tax). This results in a decrease in earnings per share of $0.09 for the first quarter ended September 30, 2001. This change in fair value represents the present value of the difference between the fixed interest rate to be paid by Del Monte under the swap agreements and the lower projected floating interest rates (as forecasted by the swap parties as of September 30, 2001) over the three-year term of the swap agreements. There is no impact on net cash flows as reflected in Del Monte's Consolidated Statement of Cash Flows for the first quarter ended September 30, 2001. In addition, Del Monte remained in compliance with all debt covenants contained in its borrowing agreements. The September 30, 2001 Form 10-Q is amended by this filing to reflect the change in fair value of the swaps.

The following table reflects the impact of the restatement on the respective amounts.

(In millions, except per share data)

                                             As Reported  Restatement   Restated
                                             -----------  -----------  -----------
Consolidated Balance Sheet
Deferred tax assets........................ $      50.7  $       1.8  $      52.5
Total assets...............................     1,429.8          1.8      1,431.6

Other non-current liabilities..............       159.7          6.3        166.0
Total liabilities..........................     1,405.6          6.3      1,411.9
Accumulated deficit........................      (376.6)        (4.5)      (381.1)
Total stockholders' equity.................        24.2         (4.5)        19.7
Total liabilities and stockholders' equity. $   1,429.8  $       1.8  $   1,431.6

Consolidated Statement of Income/(Loss)
Loss on financial instruments.............. $       --   $       6.3  $       6.3
Income (loss) before income taxes..........        (1.0)        (6.3)        (7.3)
Provision (benefit) for income taxes.......        (0.2)        (1.8)        (2.0)
Net income (loss).......................... $      (0.8) $      (4.5) $      (5.3)

Earnings (loss) per share:
Basic...................................... $     (0.01) $     (0.09) $     (0.10)
Diluted.................................... $     (0.01) $     (0.09) $     (0.10)

Consolidated Statement of Cash Flows
Net income (loss).......................... $      (0.8) $      (4.5) $      (5.3)
Loss on financial instruments..............         --           6.3          6.3
Deferred taxes............................. $       --   $      (1.8) $      (1.8)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      September 30,   June 30,
                                                          2001          2001
                                                      ------------  ------------
                                                      (As restated,
                                                       see Note 1)
                          ASSETS
Current assets:
  Cash and cash equivalents......................... $        5.1  $       12.4
  Trade accounts receivable, net of allowance.......        140.5         135.8
  Inventories.......................................        749.5         437.5
  Deferred tax assets...............................         10.3           9.9
  Prepaid expenses and other current assets.........         23.0          26.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        928.4         622.5
Property, plant and equipment, net..................        325.7         326.4
Deferred tax assets.................................         52.5          51.0
Intangible assets, net..............................         56.6          56.7
Other assets, net...................................         68.4          67.5
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,431.6  $    1,124.1
                                                      ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      408.2  $      227.0
  Short-term borrowings.............................        124.8           0.3
  Current portion of long-term debt.................          4.2           4.2
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        537.2         231.5
Long-term debt......................................        708.7         709.8
Other non-current liabilities.......................        166.0         157.9
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,411.9       1,099.2
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,269,209 at September 30, 2001 and
    52,260,902 at June 30, 2001)....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.7         400.6
  Accumulated deficit...............................       (381.1)       (375.8)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         19.7          24.9
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,431.6  $    1,124.1
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except share and per share data)

                                           Three Months Ended
                                             September 30,
                                         --------------------
                                            2001        2000
                                         ---------  ---------
                                       (As restated,
                                        see Note 1)

Net sales.............................. $   272.3  $   263.0
Cost of products sold..................     220.0      204.6
Selling, administrative and general
  expenses.............................      36.7       33.4
Special charges related to plant
  consolidation........................       0.7        0.7
                                         ---------  ---------
   OPERATING INCOME....................      14.9       24.3
Interest expense.......................      16.0       18.9
Loss on financial instruments..........       6.3        --
Other income...........................      (0.1)      (4.7)
                                         ---------  ---------

   INCOME (LOSS) BEFORE INCOME TAXES...      (7.3)      10.1
Provision (benefit) for income taxes...      (2.0)       3.7
                                         ---------  ---------
   NET INCOME (LOSS)................... $    (5.3) $     6.4
                                         =========  =========

Earnings (loss) per share:

  Basic................................ $   (0.10) $    0.12
                                         =========  =========

  Diluted.............................. $   (0.10) $    0.12
                                         =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                Three Months Ended
                                                                  September 30,
                                                               --------------------
                                                                  2001        2000
                                                               ---------  ---------
                                                              (As restated,
                                                               see Note 1)
OPERATING ACTIVITIES:
  Net income (loss).......................................... $    (5.3) $     6.4
  Adjustments to reconcile net income (loss)  to net cash
     flows from operations:
     Depreciation and amortization...........................       8.3        9.6
     Non-cash interest.......................................       --         3.5
     Loss on financial instruments...........................       6.3        --
     Deferred taxes..........................................      (1.8)       --
     Loss on disposal/write-down of assets...................       0.2        0.3
  Changes in operating assets and liabilities:
     Accounts receivable.....................................      (4.7)     (18.8)
     Inventories.............................................    (312.0)    (348.9)
     Prepaid expenses and other current assets...............       3.7        7.2
     Other assets............................................      (3.1)      (3.5)
     Accounts payable and accrued expenses...................     181.2      160.1
     Other non-current liabilities...........................       1.8        1.2
                                                               ---------  ---------
       NET CASH USED IN OPERATING ACTIVITIES.................    (125.4)    (182.9)
                                                               ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures.......................................      (7.3)      (9.8)
  Acquisition of business....................................       --       (12.7)
  Net proceeds from sale of assets...........................       1.9        --
  Advance to supplier........................................       --        (0.8)
                                                               ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES.................      (5.4)     (23.3)
                                                               ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from short-term borrowings........................     166.9      254.5
  Payments on short-term borrowings..........................     (42.4)    (136.4)
  Proceeds from long-term borrowings.........................       --       100.0
  Principal payments on long-term borrowings.................      (1.1)      (9.1)
  Deferred debt issuance costs...............................       --        (0.3)
  Issuance of common stock...................................       0.1        0.1
                                                               ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES.............     123.5      208.8
                                                               ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................      (7.3)       2.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............      12.4        5.1
                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................... $     5.1  $     7.7
                                                               =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(In millions, except share and per share data)

NOTE 1 - Restatement

Subsequent to the issuance of Del Monte's financial statements for the three months ended September 30, 2001, Del Monte determined that the fair value of the swaps entered into on August 3, 2001 was not properly accounted for during the three months ended September 30, 2001. As a result, the financial statements for the three months ended September 30, 2001, have been restated from the amounts previously reported to properly account for the effect of the interest rate swaps (See Note 6). The net effect of the restatement is the recognition of a $6.3 ($4.5 net of tax) loss on financial instruments, an increase in other non-current liabilities of $6.3, and an increase in deferred tax assets of $1.8. The following table reflects the impact of the restatement on the respective amounts.

                                             As Reported  Restatement   Restated
                                             -----------  -----------  -----------
Consolidated Balance Sheet
Deferred tax assets........................ $      50.7  $       1.8  $      52.5
Total assets...............................     1,429.8          1.8      1,431.6

Other non-current liabilities..............       159.7          6.3        166.0
Total liabilities..........................     1,405.6          6.3      1,411.9
Accumulated deficit........................      (376.6)        (4.5)      (381.1)
Total stockholders' equity.................        24.2         (4.5)        19.7
Total liabilities and stockholders' equity. $   1,429.8  $       1.8  $   1,431.6

Consolidated Statement of Income/(Loss)
Loss on financial instruments.............. $       --   $       6.3  $       6.3
Income (loss) before income taxes..........        (1.0)        (6.3)        (7.3)
Provision (benefit) for income taxes.......        (0.2)        (1.8)        (2.0)
Net income (loss).......................... $      (0.8) $      (4.5) $      (5.3)

Earnings (loss) per share:
Basic...................................... $     (0.01) $     (0.09) $     (0.10)
Diluted.................................... $     (0.01) $     (0.09) $     (0.10)

Consolidated Statement of Cash Flows
Net income (loss).......................... $      (0.8) $      (4.5) $      (5.3)
Loss on financial instruments..............         --           6.3          6.3
Deferred taxes............................. $       --   $      (1.8) $      (1.8)

NOTE 2 - Basis of Financial Statements

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

For the three months ended September 30, 2000, amortization of intangible assets includes amortization of all intangible assets.  For the three months ended September 30, 2001, as a result of Del Monte's July 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS)
No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial
Accounting Standards Board, amortization of intangible assets only consists of amortization related to intangible assets with finite useful lives.  Under SFAS 142, intangible assets with indefinite lives are no longer amortized.

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

Effective July 1, 2001, Del Monte elected to adopt two new accounting requirements issued by the Emerging Issues Task Force, or EITF.  The two requirements are Issue 00-
14 "Accounting for Certain Sales Incentives" ("EITF 00-14") and Issue 00-25
"Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's
Products or Services" ("EITF 00-25").  The consensus reached in EITF 00-14 and EITF
00-25 are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would be the third fiscal quarter of fiscal year 2002.  Del Monte has opted for early adoption in the first quarter of fiscal year 2002.

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

NOTE 3 - Acquisitions

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

NOTE 4 - Inventories

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
                                                      ===========  ===========

Inventories are stated at the lower of cost or market.  The cost of substantially all inventories is determined using the LIFO method.  Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items.  Inflation has had a minimal impact on production costs since Del Monte adopted the
LIFO method as of July 1, 1991.  As of September 30, 2001 and June 30, 2001, the LIFO reserve was a debit balance of $6.2 and 11.0, respectively.  While Del Monte has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure, Del Monte may not be able to mitigate inflationary impacts in the future.

NOTE 5 - Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                          Three Months Ended
                                                               September 30,
                                                      ------------------------
                                                         2001          2000
                                                      -----------  -----------
                                                     (As restated,
                                                      see Note 1)
Basic:
Net income (loss)................................... $      (5.3) $       6.4
                                                      ===========  ===========

Weighted average shares outstanding.................  52,266,716   52,223,061
                                                      ===========  ===========

Basic earnings (loss) per share..................... $     (0.10) $      0.12
                                                      ===========  ===========

Diluted:
Net income (loss)................................... $      (5.3) $       6.4
                                                      ===========  ===========

Weighted average shares outstanding.................  52,266,716   52,223,061
Net effect of dilutive options based
 on the treasury stock method.......................           --     348,409
                                                      -----------  -----------
Total...............................................  52,266,716   52,571,470
                                                      ===========  ===========

Diluted earnings (loss) per share................... $     (0.10) $      0.12
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

NOTE 6 - Long-Term Debt

 The terms of Del Monte's revolving and term loan
 agreement require that it fix a portion of the variable interest rates Del Monte must pay under the loan agreement.  To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001.  The aggregate notional amount of the swaps is
 $200.0 and the swaps are in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month LIBOR at a weighted average of 4.91% per annum on the $200.0 notional amount.  This fixed interest rate will be measured against three-month
 LIBOR for purposes of settlement.

 The swaps were not designated as hedging instruments under SFAS 133 on the date they were entered into, August 3, 2001.  As of September 30, 2001, the impact of the change in fair value of the swaps is a loss on financial instruments of $6.3 ($4.5 net of tax), the recognition of other non-current liabilities of $6.3, and an increase in deferred tax assets of $1.8.
 Changes in the fair value of the swaps is reflected in the Consolidated Statements of Income/(Loss)
 for the three months ended September 30, 2001.  Interest expense for the three months ended
 September 30, 2001 was not materially impacted by the interest rate swaps for the one business day they were effective in the quarter.

NOTE 7 - Plant Consolidation

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

NOTE 8 - Comprehensive Income/(Loss)

Del Monte has no significant items of other comprehensive income (loss) in any period presented.  Therefore, net income (loss) as presented in the Consolidated Statements of
Income/(Loss) equals comprehensive income (loss).

NOTE 9 - Income Taxes

Del Monte's effective tax rate for the three-month period ended September 30,
2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards and the applicable limitations on their use under the tax laws.

NOTE 10 - New Accounting Standards

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

NOTE 11 - Intangible Assets

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

                                                          Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      -----------  -----------
                                                     (As restated,
                                                      see Note 1)
Net income (loss)................................... $      (5.3) $       6.4
Add back:
  Trademark amortization............................          --          0.1
  Distribution rights amortization..................          --          0.2
                                                      -----------  -----------
  Adjusted net income (loss)........................ $      (5.3) $       6.7
                                                      ===========  ===========

Basic earnings (loss) per share:
  Net income (loss)................................. $     (0.10) $      0.12
  Trademark amortization............................          --           --
  Distribution rights amortization..................          --         0.01
                                                      -----------  -----------
  Adjusted net income (loss)........................ $     (0.10) $      0.13
                                                      ===========  ===========

Diluted earnings (loss) per share:
  Net income (loss)................................. $     (0.10) $      0.12
  Trademark amortization............................          --           --
  Distribution rights amortization..................          --         0.01
                                                      -----------  -----------
  Adjusted net income (loss)........................ $     (0.10) $      0.13
                                                      ===========  ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Certain information that follows has been changed to reflect the restatement described in Note 1 in Item 1.

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

Selling, administrative and general expenses.  Selling, administrative and general expenses increased by $3.3 million versus the same period of the prior year.  This increase was due to higher brokerage expense as a result of an increase in net sales, an increase in sales and marketing expenses to support the  S&W and SunFresh businesses, and higher rental expense due to the relocation of corporate headquarters in December 2000.

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

Loss on financial instruments.  Loss on financial instruments of $6.3 million for the three months ended September 30, 2001 was due to the change in fair value of the swaps.

Income taxes.  The decrease in income tax was due to a loss before income taxes of $7.3 million compared to an income before income taxes of $10.1 million for the three months ended September 30, 2001 and 2000, respectively.

Net income (loss).  Net loss for the quarter ended September 30, 2001 was $5.3 million compared to net income of $6.4 million for the quarter ended September 30, 2000.  The change in the results of the two quarters was primarily due to unfavorable sales mix combined with higher manufacturing costs, selling, administrative and general expenses and the loss on financial instruments as discussed above.  In addition, the first quarter last year contained an other income item which did not occur this year.  These unfavorable impacts were partially offset by lower interest expense and a lower effective tax rate.

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

For the three months ended September 30, 2001, EBIT of $8.7 million was adjusted for special charges, non-cash items and non-recurring charges of $16.8 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $0.7 million, depreciation and amortization of $7.5 million (excluding amortization of deferred debt issuance costs of $0.8 million), $6.3 million relating to loss on financial instruments, and $2.3 million of other non-recurring charges.

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

 The terms of Del Monte's revolving and term loan agreement require that it fix a portion of the variable interest rates Del Monte must pay under the loan agreement.  To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001.  The aggregate notional amount of the swaps is $200.0 million and the swaps are in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month LIBOR at a weighted average of 4.91% per annum on the
$200.0 million notional amount.  This fixed interest rate will be measured against three-month LIBOR for purposes of settlement. The swaps were not designated as hedging instruments under SFAS
133 on August 3, 2001, the date they were entered into, and the change in fair value has been reflected in the Consolidated Statements of Income/(Loss) for the three months ended September
30, 2001.

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
competition, including pricing and promotional spending levels by competitors; raw material costs and availability; high leverage; loss of significant customers or a substantial reduction in orders from these customers; market acceptance of new products; successful integration of acquired businesses; successful implementation of its capability improvement program; successful adoption of hedge accounting treatment for interest rate swaps; changes in the fair value of the interest rate swaps prior to adoption of hedge accounting; consolidation of processing plants; changes in business strategyor development plans; availability, terms and deployment of capital; ability to increase prices;
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

Dated: January 24, 2002

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer, Director and
   Chairman of the Board

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)