Form 10-Q
period 2001-12-31
DEL MONTE FOODS CO
filed 2002-02-14
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

    As of January 31, 2002, 52,288,434 shares of Common Stock, par value $0.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      December 31,    June 30,
                                                          2001          2001
                                                      ------------  ------------
                  ASSETS
Current assets:
  Cash and cash equivalents......................... $        7.2  $       12.4
  Trade accounts receivable, net of allowance.......        139.2         135.8
  Inventories.......................................        596.6         437.5
  Deferred tax assets...............................          3.2           9.9
  Prepaid expenses and other current assets.........         19.1          26.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        765.3         622.5
Property, plant and equipment, net..................        324.7         326.4
Deferred tax assets.................................         52.0          51.0
Intangible assets, net..............................         56.6          56.7
Other assets, net...................................         69.2          67.5
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,267.8  $    1,124.1
                                                      ============  ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      327.8  $      227.0
  Short-term borrowings.............................         25.9           0.3
  Current portion of long-term debt.................          4.2           4.2
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        357.9         231.5
Long-term debt......................................        708.7         709.8
Other non-current liabilities.......................        162.6         157.9
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,229.2       1,099.2
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,281,773 at December 31, 2001 and
    52,260,902 at June 30, 2001)....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.7         400.6
  Accumulated deficit...............................       (362.2)       (375.8)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         38.6          24.9
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,267.8  $    1,124.1
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

                                        Three Months Ended     Six Months Ended
                                           December  31,         December  31,
                                       --------------------  --------------------
                                          2001        2000      2001        2000
                                       ---------  ---------  ---------  ---------
Net sales............................ $   391.3  $   358.2  $   663.6  $   621.2
Cost of products sold................     304.5      277.4      524.5      482.0
Selling, administrative and general
  expenses...........................      45.7       37.8       82.4       71.2
Special charges related to plant
  consolidation......................       0.4       11.8        1.1       12.5
                                       ---------  ---------  ---------  ---------
   OPERATING INCOME..................      40.7       31.2       55.6       55.5
Interest expense.....................      16.1       20.6       32.1       39.5
(Gain) loss on financial instruments.      (1.8)        --        4.5         --
Other income.........................      (0.2)        --       (0.3)      (4.7)
                                       ---------  ---------  ---------  ---------

   INCOME BEFORE INCOME TAXES........      26.6       10.6       19.3       20.7
Provision for income taxes...........       7.7        2.1        5.7        5.8
                                       ---------  ---------  ---------  ---------
   NET INCOME........................ $    18.9  $     8.5  $    13.6  $    14.9
                                       =========  =========  =========  =========

Earnings per share:

  Basic.............................. $    0.36  $    0.16  $    0.26  $    0.29
                                       =========  =========  =========  =========

  Diluted............................ $    0.36  $    0.16  $    0.26  $    0.28
                                       =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                           Six Months Ended
                                                              December 31,
                                                          --------------------
                                                             2001        2000
                                                          ---------  ---------
OPERATING ACTIVITIES:
  Net income............................................ $    13.6  $    14.9
  Adjustments to reconcile net income to net cash used
     in operating activities:
     Depreciation and amortization......................      16.5       18.7
     Non-cash interest..................................        --        6.9
     Loss on financial instruments......................       4.5         --
     Deferred taxes.....................................       5.7        1.6
     Loss on disposal/write-down of assets..............       0.6       11.3
  Changes in operating assets and liabilities:
     Accounts receivable................................      (3.4)     (31.7)
     Inventories........................................    (159.1)    (207.3)
     Prepaid expenses and other current assets..........       7.8       11.2
     Other assets.......................................      (5.0)      (8.4)
     Accounts payable and accrued expenses..............     100.8       69.2
     Other non-current liabilities......................       0.2       (1.2)
                                                          ---------  ---------
       NET CASH USED IN OPERATING ACTIVITIES............     (17.8)    (114.8)
                                                          ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................     (13.9)     (19.8)
  Acquisition of business...............................        --      (12.7)
  Net proceeds from sale of assets......................       1.9         --
  Advance to supplier...................................        --       (0.8)
                                                          ---------  ---------
       NET CASH USED IN INVESTING ACTIVITIES............     (12.0)     (33.3)
                                                          ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from short-term borrowings...................     263.2      324.8
  Payments on short-term borrowings.....................    (237.6)    (255.9)
  Proceeds from long-term borrowings....................        --      100.0
  Principal payments on long-term borrowings............      (1.1)     (18.3)
  Deferred debt issuance costs..........................        --       (0.3)
  Issuance of common stock..............................       0.1        0.2
                                                          ---------  ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES........      24.6      150.5
                                                          ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................      (5.2)       2.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........      12.4        5.1
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............. $     7.2  $     7.5
                                                          =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(In millions, except share and per share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation. Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC" and together with DMFC, "Del Monte"), operate in one business segment: the manufacturing and marketing of processed foods, primarily processed vegetables, fruit and tomato products.

The accompanying unaudited consolidated financial statements at December 31, 2001 and for the three and six months ended December 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

Depreciation and amortization. Depreciation and amortization for the three and six months ended December 31, 2001 and 2000 consisted of depreciation of plant and equipment and leasehold amortization, amortization of deferred debt issuance costs, and amortization of intangible assets. In addition, the three and six months ended December 31, 2000 included acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure and amortization of original issue discount relating to debt.

For the three and six months ended December 31, 2000, amortization of intangible assets includes amortization of all intangible assets. For the three and six months ended December 31, 2001, as a result of Del Monte's July 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board, amortization of intangible assets only consists of amortization related to intangible assets with finite useful lives. In accordance with SFAS 142, intangible assets with indefinite lives are no longer amortized.

                                               Three Months Ended        Six Months Ended
                                                  December 31,            December 31,
                                         ------------------------  ------------------------
                                            2001          2000        2001          2000
                                         -----------  -----------  -----------  -----------

Depreciation of plant and equipment
  and leasehold amortization........... $       7.4  $       7.3  $      14.8  $      15.4
Accelerated depreciation...............          --          0.1           --          0.5
Amortization of deferred debt
  issuance costs.......................         0.8          1.2          1.6          1.8
Amortization of intangibles............          --          0.5          0.1          1.0
                                         -----------  -----------  -----------  -----------
   Depreciation and amortization....... $      $8.2  $      $9.1  $     $16.5  $     $18.7
                                         ===========  ===========  ===========  ===========

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

Effective July 1, 2001, Del Monte elected to adopt two new accounting requirements issued by the Emerging Issues Task Force, or EITF. The two requirements are Issue 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14") and Issue 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" ("EITF 00-25"). The consensus reached in EITF 00-14 and EITF 00-25 are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would have been the third fiscal  quarter of fiscal year 2002. Del Monte opted for early adoption in the first quarter of fiscal year 2002.

EITF 00-14 addresses the recognition, measurement, and income statement classification of sales incentives offered voluntarily by a vendor without charge to its customers (or consumers) that can be used in, or are exercisable by a consumer, as a result of a single exchange transaction. As a result of the adoption of EITF 00-14, consumer promotion costs relating to coupon redemption, which previously were included in selling, administrative and general expense, are now reclassified and presented as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 00- 14.

EITF 00-25 addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by EITF 00-14, paid from a vendor to a retailer or wholesaler. As a result of the adoption of EITF 00-25, customer promotion costs relating to performance allowances, which previously were included in selling, administrative and general expense, are now reclassified and presented as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 00-25. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of $70.0 and $117.8 in both net sales and selling, administrative and general expenses for the previously reported three and six months ended December 31, 2000, respectively.

NOTE 2 - Acquisitions

S&W Acquisition. On March 13, 2001,
Del Monte acquired the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers ("Tri Valley").
S&W branded products include processed fruits, tomatoes, beans, specialty sauces and vegetables. The total cash purchase price was $35.4. Del
Monte also incurred approximately $1.0 in transaction expenses for closing costs and  accrued $1.3 of acquisition-related liabilities.  The balance at
December 31, 2001 was $1.0.  The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price was allocated $25.1 to inventory and $12.6 to trademark intangible assets.

SunFresh Acquisition. On September 1, 2000, Del Monte
acquired the rights to the SunFresh brand citrus and tropical fruits line of UniMark Group, Inc. ("UniMark"), as well as certain finished goods inventory and UniMark's McAllen, Texas distribution center. Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark's existing facility in Mexico. This product will be purchased by Del Monte at current market rates. The original purchase price was $14.5, of which $13.5 was paid solely in cash at closing for those assets. The purchase price was subject to adjustments based on the final calculation of inventory on-hand as of the closing date. Based on this calculation, the total purchase price was revised to
$12.7. Since the cash paid exceeded the final purchase price by $0.8, UniMark reimbursed this amount to Del Monte by the end of fiscal 2001. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The total purchase price was allocated $5.9 to inventory, $2.7 to property, plant and equipment and $4.1 to trademark intangible assets.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                      December 31,  June 30,
                                                         2001         2001
                                                      -----------  -----------
  Finished product.................................. $     525.7  $     301.1
  Raw materials and supplies........................        10.7         16.1
  Other, principally packaging material.............        60.2        120.3
                                                      -----------  -----------
     Total inventories.............................. $     596.6  $     437.5
                                                      ===========  ===========

Inventories are stated at the lower of cost or market.  The
cost of substantially all inventories is determined using the LIFO method.  Del
Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items.
Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO method as of July 1, 1991.  As of December 31, 2001 and June 30, 2001,
the LIFO reserve was a debit balance of $6.5 and $11.0, respectively.  While Del
Monte has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure, Del Monte may not be able to mitigate inflationary impacts in the future.

NOTE 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended       Six Months Ended
                                                 December 31,            December 31,
                                         ------------------------  ------------------------
                                            2001          2000        2001          2000
                                         -----------  -----------  -----------  -----------
Basic:
Net income............................. $      18.9  $       8.5  $      13.6  $      14.9
                                         ===========  ===========  ===========  ===========

Weighted average shares outstanding....  52,277,407   52,228,965   52,272,062   52,226,013
                                         ===========  ===========  ===========  ===========

Basic earnings per share............... $      0.36  $      0.16  $      0.26  $      0.29
                                         ===========  ===========  ===========  ===========

Diluted:
Net income............................. $      18.9  $       8.5  $      13.6  $      14.9
                                         ===========  ===========  ===========  ===========

Weighted average shares outstanding....  52,277,407   52,228,965   52,272,062   52,226,013
Net effect of dilutive options based
 on the treasury stock method..........     635,834      381,596      684,217      366,062
                                         -----------  -----------  -----------  -----------
Totals.................................  52,913,241   52,610,561   52,956,279   52,592,075
                                         ===========  ===========  ===========  ===========
Diluted earnings per share............. $      0.36  $      0.16  $      0.26  $      0.28
                                         ===========  ===========  ===========  ===========

Options outstanding in the amounts of 2,799,839 and 2,813,265 at December 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share for the three months ended December
31, 2001 and 2000, respectively, because these options' exercise prices were greater than the average market price of the common shares for those periods.
Options outstanding in the amounts of 2,719,089 and 2,813,265 at December 31,
2001 and 2000, respectively, were not included in the computation of diluted earnings per share for the six months ended December 31, 2001 and 2000, respectively, because these options' exercise prices were greater than the average market price of the common shares for those periods.

NOTE 5 - Long-Term Debt

The terms of Del Monte's revolving and term loan
agreement require that it fix a portion of the variable interest rates Del Monte must pay under the loan agreement.  To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001.  The aggregate notional amount of the swaps is $200.0 and the swaps are in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month LIBOR at a weighted average of 4.91% per annum on the $200.0 notional amount.  This fixed interest rate is measured against three-month LIBOR for purposes of settlement.  The fair value of each swap is determined independently by each bank, using its own valuation model, based on the projected three-month LIBOR yield curve.  According to each bank, valuations based on other models may yield different results.

The swaps were not designated as hedging instruments under
SFAS 133 "Accounting for Derivative Instruments and Hedging
Activities" (as amended by SFAS 137 and 138) on the
date they were entered into, August 3, 2001, and, accordingly, the change in fair value of the swaps has been reflected in the Consolidated Statements of
Income for the three and six months ended December 31, 2001.  For the three and six months ended December 31, 2001, the change in fair value of the swaps resulted in a gain on financial instruments of $1.8 ($1.3 net of tax) and a loss on financial instruments of $4.5 ($3.2 net of tax), respectively.  The fair value of the swaps at December 31, 2001 was a liability of $4.5.  Interest expense for both the three and six months ended December 31, 2001 was increased by $1.2 due to the impact of the swaps.

On January 23, 2002, Del Monte designated the swaps as cash
flow hedging instruments of market rate interest risk under SFAS 133.  The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date will be recorded in other comprehensive income in Stockholders'
Equity in an amount equal to the effective portion (determined in accordance with SFAS 133) of the hedging instruments.  The remaining amount, if any, equal to the ineffective portion (determined in accordance with SFAS 133) of the hedging instruments will be recorded as other expense in the Consolidated
Statements of Income.

The change in fair value of the swaps between December 31,
2001 and January 23, 2002 resulted in a loss on financial instruments of $1.3, which will be reflected in the Consolidated Statements of Income during the third quarter of fiscal 2002.  The fair value of the swaps at January 23, 2002 was a liability of $5.8.  This liability will be credited to interest expense, in the Consolidated Statements of Income, over the remaining life of the swap agreements.  This credit offsets amounts to be paid to the banks under the swap agreements.

NOTE 6 - Plant Consolidation

In fiscal 1998, management committed to a plan to
consolidate processing operations.  In connection with this plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated.  At the beginning of the 2002 fiscal year, a balance of $0.7 remained in this accrual.  For the six months ended
December 31, 2001, $0.4 was paid in severance thereby reducing this accrual and leaving a balance of $0.3 at December 31, 2001 for ten employees.

In January 2001, Del Monte closed its tomato processing plant located in Woodland, California.  This closure was part of management's plan to consolidate its California manufacturing operations in order to enhance the efficiency of processing operations; to reduce the production of lower-margin commodity products, such as bulk tomato paste; and to allow Del Monte to better meet the competitive challenges of the market.  Del Monte's Hanford, California facility is the sole internal source of bulk tomato paste, a component of several of Del Monte's tomato products.

In connection with the Woodland closure, Del Monte entered
into a purchase agreement with a buyer for the plant in the fourth quarter of fiscal 2001 for a sales price of $9.0.  The transaction was closed in the first quarter of fiscal 2002 and Del Monte incurred closing costs of $0.1.  In fiscal
2001, Del Monte recorded a charge of $8.0 ($10.5 recorded in the second quarter, less a $2.5 adjustment in the fourth quarter), representing the write-off of assets no longer used in operations;  $0.2 of the write-off was reversed in the first quarter of fiscal 2002 upon the completion of the transaction.  As part of the transaction, the buyer provided Del Monte $2.0 in cash and a $7.0 interest-
bearing promissory note.  Interest on this promissory note is charged at three-
month LIBOR plus a premium and is payable on a quarterly basis.  The buyer will pay the principal of the loan in two equal installments in 2005 and 2006.  Del
Monte has a first-in priority lien and encumbrance on the plant.

NOTE 7 - Comprehensive Income

Del Monte has no significant items of other comprehensive
income in any period presented.  Therefore, net income as presented in the
Consolidated Statements of Income equals comprehensive income.

NOTE 8 - Income Taxes

Del Monte's effective tax rate for the three and six
months ended December 31, 2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards and the applicable limitations on their use under the tax laws.

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

The FASB issued SFAS No. 142 simultaneously with SFAS 141.
SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of".  Del Monte chose to early adopt the provisions of SFAS 142 during the first quarter of fiscal
2002.

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

                                                      December 31,
                                                         2001
                                                      -----------
Unamortized intangible assets:
  Trademarks........................................ $      31.7
  Distribution rights...............................        24.4
                                                      -----------
  Total unamortized intangible assets............... $      56.1
                                                      ===========

Amortized trademark intangible assets:
  Carrying amount................................... $       0.6
  Accumulated amortization..........................        (0.1)
                                                      -----------
  Total amortized trademark intangible assets, net.. $       0.5
                                                      ===========

Amortization expense for the three and six months ended
December 31, 2001 was zero and $0.1, respectively.

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
                                                      ===========

The following tables reconcile reported net income to
adjusted net income, and earnings per share, as a result of the adoption of SFAS
142:

                                             Three Months Ended        Six Months Ended
                                               December  31,             December  31,
                                         ------------------------  ------------------------
                                            2001          2000        2001          2000
                                         -----------  -----------  -----------  -----------

Net income............................. $      18.9  $       8.5  $      13.6  $      14.9
Add back:
  Trademark amortization...............          --          0.1           --          0.2
  Distribution rights amortization.....          --          0.3           --          0.5
                                         -----------  -----------  -----------  -----------
  Adjusted net income.................. $      18.9  $       8.9  $      13.6  $      15.6
                                         ===========  ===========  ===========  ===========

Basic earnings per share:
  Net income........................... $      0.36  $      0.16  $      0.26  $      0.29
  Trademark amortization...............          --           --           --           --
  Distribution rights amortization.....          --         0.01           --         0.01
                                         -----------  -----------  -----------  -----------
  Adjusted net income.................. $      0.36  $      0.17  $      0.26  $      0.30
                                         ===========  ===========  ===========  ===========

Diluted earnings per share:
  Net income........................... $      0.36  $      0.16  $      0.26  $      0.28
  Trademark amortization...............          --           --           --         0.01
  Distribution rights amortization.....          --         0.01           --         0.01
                                         -----------  -----------  -----------  -----------
  Adjusted net income.................. $      0.36  $      0.17  $      0.26  $      0.30
                                         ===========  ===========  ===========  ===========

ITEM 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended December 31, 2001 vs. Three and
Six Months Ended December 31, 2000

Net sales. Net sales for the three and six months
ended December 31, 2001 increased by $33.1 million, or 9.2%, and $42.4 million, or 6.8%, respectively, compared to the same periods of the prior year.  The increase was due primarily to the acquisitions of the S&W and
SunFresh businesses and the impact of a July 1 price increase, net of the impact of higher trade promotion expenses.

For the 26-week period ended December 29, 2001, Del Monte's
market share for vegetables, fruit and tomato solids, was 23.2%, 46.9% and
23.4%, respectively, versus 22.5%, 43.4% and 18.1%, respectively, in the previous year period.  Market shares are based on case volume and include
S&W beginning at the March 13, 2001 acquisition date.  For the 13-
week period ended December 29, 2001, Del Monte's market share for vegetables, fruit and tomato solids, was 24.6%, 46.3% and 21.2%, respectively, versus 22.5%,
44.7% and 19.3%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold for the
three and six months ended December 31, 2001 increased by $27.1 million, or
9.8%, and $42.5 million, or 8.8%, respectively, compared to the same periods of the prior year.  The increase in cost of products sold was due primarily to higher sales volume as a result of the acquisitions of the  S&W and SunFresh businesses, and to a lesser extent, higher manufacturing costs.  The higher manufacturing costs were due primarily to lower production volumes as a result of management's initiative to reduce inventory levels.  The increase in manufacturing costs was somewhat offset by continued cost savings from capital spending initiatives.

Selling, administrative and general expenses.
Selling, administrative and general expenses increased by $7.9 million and
$11.2 million, respectively, for the three and six months ended December 31,
2001, as compared to the same periods of the prior year.  This increase was due primarily to an increase in sales and marketing expenses to support the
S&W and SunFresh businesses, new products, lower returns on
pension assets and higher rental expense due to the relocation of the corporate headquarters in December 2000.

Special charges related to plant consolidation.
Special charges related to plant consolidation decreased by $11.4 million for both the three and six months ended December 31, 2001, when compared to the same periods of the prior year.  For the three and six months ended December 31,
2001, $0.4 million and $1.1 million, respectively, relate to ongoing fixed costs and other period costs incurred in connection with the plant closures.

Included in special charges during the three and six months
ended December 31, 2000 was the write-off of $10.5 million of assets related to the closure of the Woodland plant.  In addition, for the same periods, an accrual of $0.6 million was recorded for severance and benefits costs for employees to be terminated.  Del Monte also incurred charges representing accelerated depreciation of $0.1 million and $0.5 million during the three and six months ended December 31, 2000.  This accelerated depreciation results from the effects of adjusting the remaining useful lives of certain processing assets to match the period remaining until their use is discontinued due to the closures of operating plants.  For the three and six months ended December 31,
2000, $1.3 million and $1.6 million, respectively, of ongoing fixed costs and other period costs incurred in connection with the plant closures were recorded.
A reduction of $0.7 million of the severance accrual related to the Stockton plant was also included in special charges during the three and six months ended
December 31, 2000.

Interest expense.  Interest expense decreased for the
three and six months ended December 31, 2001 by $4.5 million and $7.4 million, respectively, as compared to the same periods of the prior year, due primarily to lower interest rates.  Interest expense for both the three and six months ended December 31, 2001 included $1.2 million due to the impact of the swaps.

(Gain) Loss on financial instruments.  (Gain) Loss on
financial instruments for the three and six months ended December 31, 2001 was a gain of $1.8 million and a loss of $4.5 million, respectively, due to the change in fair value of the interest rate swaps, as described in Note 5 of the
Consolidated Financial Statements.

Other income.  Other income for the six months ended
December 31, 2000 represents the reversal of an accrual for a contingent liability no longer required.

Income taxes.  The effective tax rate increased for
the three and six months ended December 31, 2001, as compared to the prior year periods.  The difference in effective tax rates was due primarily to the utilization of higher amounts of state tax credits in the prior year periods.

Net income.  Net income for the three months ended
December 31, 2001 was $10.4 million higher than the prior year period. Net income for the six months ended December 31, 2001 was $1.3 million lower than the prior year period.

Other Performance Measures

Adjusted EBITDA.  Del Monte believes income before
income taxes, extraordinary items, and depreciation and amortization expense, plus interest expense (EBITDA), as adjusted to exclude special charges related to plant consolidations, acquisition-related expenses, gains and losses from the change in fair value of the interest rate swaps and income from the reversal of an accrual for a contingent liability, all of which are non-recurring or non-
cash charges or credits, is a measure widely-used by the financial community to evaluate Del Monte's cash-based operating performance and its ability to provide cash flows to service debt.  Del Monte believes that this adjusted EBITDA presents a meaningful measure of operating cash flow (excluding the effects of working capital changes and capital expenditures) by eliminating the effects of these one-time charges or credits.  Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA as presented may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA was $48.7 million in the current quarter,
compared to $51.5 million for the three months ended December 31, 2000.  The decrease was due primarily to higher selling, administrative and general expenses, which exceeded the additional income from higher sales.  For the three months ended December 31, 2001, income before income taxes plus interest expense was $42.7 million and was adjusted for special charges, non-cash items and non-
recurring charges of $6.0 million.  The special charges, non-cash items and non-
recurring charges consisted of special charges related to plant consolidation of
$0.4 million, depreciation and amortization of $7.4 million (excluding amortization of deferred debt issuance costs of $0.8 million), and $1.8 million relating to gain on financial instruments.

Adjusted EBITDA was $74.2 million in the current six-month
period, compared to $85.3 million for the six months ended December 31, 2000.
The decrease was due primarily to higher selling, administrative and general expenses, which exceeded the additional income from higher sales.  For the six months ended December 31, 2001, income before income taxes, plus interest expense was $51.4 million and was adjusted for special charges, non-cash items and non-recurring charges of $22.8 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation of $1.1 million, depreciation and amortization of $14.9 million
(excluding amortization of deferred debt issuance costs of $1.6 million), $4.5 million relating to loss on financial instruments, and $2.3 million of non-
recurring charges.

Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standards
Board issued FASB Statement No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" ("SFAS 144").  While SFAS 144
supersedes FASB Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Del Monte believes that its current accounting policies are in conformity with SFAS 144, and does not believe that adoption of
SFAS 144 will have a material effect on Del Monte's consolidated financial statements.

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

To finance working capital requirements, Del Monte relies on its revolving credit facility, which has a maximum availability of $325.0 million, subject to an asset-based borrowing base.  As of December 31, 2001,
$25.7 million was outstanding under the revolving credit facility.  There was no outstanding balance under the revolving credit facility at June 30, 2001.  Net availability under the revolving credit agreement, adjusted for borrowing base limitations, at December 31, 2001 totaled $268.6 million.  The increase in inventories at December 31, 2001 from June 30, 2001 reflects the seasonal inventory buildup.  The increase in accounts payable and accrued expenses from
June 30, 2001 to December 31, 2001 primarily reflects accrued expenses resulting from the peak production period.

As of December 31, 2001, Del Monte's short-term borrowings
and long-term debt primarily consisted of a revolving credit facility, bank term loans and senior subordinated notes (collectively, the "Debt").  The Debt agreements contain various restrictive covenants, the most restrictive of which currently is the total debt ratio.  Del Monte believes that it is in compliance with all such covenants for the second quarter of fiscal 2002.

Cash used in operating activities decreased $97.0 million to
$17.8 million from $114.8 million for the six months ended December 31, 2001 and
2000, respectively.  The decrease was due primarily to favorable working capital changes and higher sales volume.  One of Del Monte's continuing objectives in fiscal 2002 is to reduce its debt levels.  Del Monte expects to reduce debt by lowering current year's production below current year's sales to reduce inventory levels.  As a result, Del Monte's inventories, as of December
31, 2001 were $42.0 million lower than the same time last year.

Cash used in investing activities decreased $21.3 million to
$12.0 million from $33.3 million for the six months ended December 31, 2001 and
2000, respectively.  The decrease was due primarily to lower capital expenditures of $5.9 million combined with the impact of the
SunFresh acquisition in fiscal 2001.  Total capital expenditures incurred for the six months ended December 31, 2001 were $13.9 million.  Of the $13.9 million, $8.0 million was spent in connection with the capability improvement program to upgrade business processes and information services, $5.6 million was for general manufacturing improvements and $0.3 million was related to plant consolidation.

Cash provided by financing activities decreased $125.9
million to $24.6 million from $150.5 million for the six months ended December
31, 2001 and 2000, respectively, due primarily to lower working capital requirements as explained in cash used in operating activities above.

On September 19, 2001, Del Monte launched an exchange offer
whereby the outstanding 9 1/4% Senior Subordinated Notes could be exchanged for
Series B 9 1/4% Senior Subordinated Notes registered under the Securities Act of
1933. The exchange offer expired on October 18, 2001. All holders of the notes participated in the exchange and all of the 9 1/4% Senior Subordinated Notes were exchanged for Series B 9 1/4% Senior Subordinated Notes.

ITEM 3. Quantitative and Qualitative Disclosures
about Market Risk

Reference is made to the discussion of Del Monte Foods
Company's Financial Instruments and Risk Management Policies and Factors that
May Affect Future Results in "Quantitative and Qualitative Disclosures about
Market Risks" in Del Monte's Annual Report on Form 10-K for the year ended June
30, 2001 (the "Annual Report").  As stated in the Annual Report, Del
Monte's business is highly competitive and Del Monte cannot predict the pricing or promotional activities of its competitors.  In addition, Del Monte expects to continue to face aggressive trade promotion spending in the single-serve fruit category which will tend to reduce the overall profitability of the category.

The terms of Del Monte's revolving and term loan agreement
require that it fix a portion of the variable interest rates Del Monte must pay under the loan agreement.  To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3,
2001.  The aggregate notional amount of the swaps is $200.0 million and the swaps are in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month LIBOR at a weighted average of 4.91% per annum on the $200.0 million notional amount.  This fixed interest rate is measured against three-month LIBOR for purposes of settlement.  The fair value of each swap is determined independently by each bank, using its own valuation model, based on the projected three-month LIBOR yield curve.
According to each bank, valuations based on other models may yield different results.

The swaps were not designated as hedging instruments under
SFAS 133 on August 3, 2001, the date they were entered into, and, accordingly, the change in fair value of the swaps has been reflected in the Consolidated
Statements of Income for the three and six months ended December 31, 2001.  For the three and six months ended December 31, 2001, the change in fair value of the swaps resulted in a gain on financial instruments of $1.8 million ($1.3 million net of tax) and a loss on financial instruments of $4.5 million ($3.2 million net of tax), respectively.  The fair value of the swaps at December 31,
2001 was a liability of $4.5 million.

On January 23, 2002, Del Monte designated the swaps as cash
flow hedging instruments of market rate interest risk under SFAS 133.  The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date will be recorded in other comprehensive income in Stockholders'
Equity in an amount equal to the effective portion (determined in accordance with SFAS 133) of the hedging instruments.  The remaining amount, if any, equal to the ineffective portion (determined in accordance with SFAS 133) of the hedging instruments will be recorded as other expense in the Consolidated
Statements of Income.

The change in fair value of the swaps between December 31,
2001 and January 23, 2002 resulted in a loss on financial instruments of $1.3 million, which will be reflected in the Consolidated Statements of Income during the third quarter of fiscal 2002.  The fair value of the swaps at January 23,
2002 was a liability of $5.8 million.  This liability will be credited to interest expense, in the Consolidated Statements of Income, over the remaining life of the swap agreements.  This credit offsets amounts to be paid to the banks under the swap agreements.

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

Forward-looking statements involve inherent risks and
uncertainties and Del Monte cautions you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement.  These factors include, among others: general economic and business conditions; weather conditions; energy costs and availability; crop yields; competition, including pricing and promotional spending levels by competitors; raw material costs and availability; high leverage; loss of significant customers or a substantial reduction in orders from these customers; market acceptance of new products; successful integration of acquired businesses; successful implementation of the capability improvement program; successful adoption of hedge accounting treatment for interest rate swaps; changes in the fair value of interest rate swaps prior to the adoption of hedge accounting; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital;
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

The Company's Annual Meeting of Stockholders was held on
November 15, 2001, in San Francisco, California.  Two matters were submitted to a vote of stockholders:  (i) the election of three Class I directors to hold office for a 3-year term; and (ii) the ratification of the appointment of KPMG
LLP as the Company's independent auditors for the fiscal year ending June 30,
2002.

Timothy G. Bruer, Brian E. Haycox and William S. Price III
were nominated as Class I directors and elected at the annual meeting.
40,613,064 votes were cast for the election of Timothy G. Bruer and 6,054,114 votes were withheld. 45,791,345 votes were cast for the election of Brian E.
Haycox and 875,833 votes were withheld. 45,803,537 votes were cast for the election of William S. Price III and 863,641 votes were withheld.  The other directors whose term of office as a director continued after the meeting were:
Dick W. Boyce, Al Carey, Patrick Foley, Denise M. O'Leary, Jeffrey A. Shaw,
Wesley J. Smith and Richard G. Wolford.

46,282,192 votes were cast in favor of the ratification of
the appointment of  KPMG LLP as the Company's independent auditors.
370,045 votes were cast against ratification, and 14,941 votes abstained.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

(10.1) Letter Amendment dated November 6, 2001,
 to Third Amended and Restated Credit Agreement,
dated as of May 15, 2001, among Del
Monte Corporation, Del Monte Foods
Company, various financial institutions and Bank of America, N.A., as Administrative Agent.

(b) Reports on Form 8-K

Del Monte did not file any reports on Form 8-K during the
quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEL MONTE FOODS COMPANY

(Registrant)

Dated: February 14, 2002

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer, Director and
   Chairman of the Board

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)