Form 10-Q
period 2002-03-31
DEL MONTE FOODS CO
filed 2002-05-16
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒     No ☐

    As of April 30, 2002, 52,296,067 shares of Common Stock, par value $0.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                       March 31,      June 30,
                                                          2002          2001
                                                      ------------  ------------

                       ASSETS
Current assets:
  Cash and cash equivalents......................... $       21.5  $       12.4
  Trade accounts receivable, net of allowance.......        127.1         135.8
  Inventories.......................................        473.8         437.5
  Deferred tax assets...............................          2.4           9.9
  Prepaid expenses and other current assets.........         19.0          26.9
                                                      ------------  ------------
     TOTAL CURRENT ASSETS...........................        643.8         622.5
Property, plant and equipment, net..................        329.3         326.4
Deferred tax assets.................................         47.6          51.0
Intangible assets, net..............................         56.5          56.7
Other assets, net...................................         67.1          67.5
                                                      ------------  ------------
     TOTAL ASSETS................................... $    1,144.3  $    1,124.1
                                                      ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      288.2  $      227.0
  Short-term borrowings.............................          0.2           0.3
  Current portion of long-term debt.................          3.5           4.2
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES......................        291.9         231.5
Long-term debt......................................        642.5         709.8
Other non-current liabilities.......................        159.6         157.9
                                                      ------------  ------------
     TOTAL LIABILITIES..............................      1,094.0       1,099.2
                                                      ------------  ------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,290,084 at March 31, 2002 and
    52,260,902 at June 30, 2001)....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        400.8         400.6
  Accumulated deficit...............................       (351.5)       (375.8)
  Accumulated other comprehensive income............          0.9            --
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY ....................         50.3          24.9
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,144.3  $    1,124.1
                                                      ============  ============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

                                           Three Months Ended     Nine Months Ended
                                                March 31,            March 31,
                                          --------------------  --------------------
                                            2002       2001       2002       2001
                                          ---------  ---------  ---------  ---------
Net sales............................... $   343.9  $   328.7  $ 1,007.5  $   949.9
Cost of products sold...................     269.8      257.3      794.3      739.3
Selling, administrative and general
  expenses..............................      43.2       35.0      125.6      106.2
Special charges related to plant
  consolidation.........................       0.1        1.5        1.2       14.0
                                          ---------  ---------  ---------  ---------
   OPERATING INCOME.....................      30.8       34.9       86.4       90.4
Interest expense........................      13.6       18.8       45.7       58.3
Loss on financial instruments...........       1.3         --        5.8         --
Other income............................      (0.4)        --       (0.7)      (4.7)
                                          ---------  ---------  ---------  ---------
   INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM................      16.3       16.1       35.6       36.8
Provision for income taxes..............       4.9        5.4       10.6       11.2
                                          ---------  ---------  ---------  ---------
   INCOME BEFORE EXTRAORDINARY ITEM.....      11.4       10.7       25.0       25.6
Extraordinary loss from debt prepayment,
  net of tax benefit....................       0.7         --        0.7         --
                                          ---------  ---------  ---------  ---------
   NET INCOME........................... $    10.7  $    10.7  $    24.3  $    25.6
                                          =========  =========  =========  =========

Basic net income per common share:
  Income before extraordinary item...... $    0.22  $    0.21  $    0.48  $    0.49
  Extraordinary loss, net of tax benefit     (0.02)        --      (0.02)        --
                                          ---------  ---------  ---------  ---------
  Net income............................ $    0.20  $    0.21  $    0.46  $    0.49
                                          =========  =========  =========  =========

Diluted net income per common share:
  Income before extraordinary item...... $    0.21  $    0.20  $    0.47  $    0.49
  Extraordinary loss, net of tax benefit     (0.01)        --      (0.01)        --
                                          ---------  ---------  ---------  ---------
  Net income............................ $    0.20  $    0.20  $    0.46  $    0.49
                                          =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                   Nine Months Ended
                                                                        March 31,
                                                                  ------------------
                                                                    2002      2001
                                                                  --------  --------
OPERATING  ACTIVITIES:
  Net income.................................................... $  24.3   $  25.6
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Extraordinary loss from debt prepayment, net of tax benefit     0.7        --
     Depreciation and amortization..............................    24.9      27.5
     Non-cash interest..........................................      --      10.6
     Loss on financial instruments..............................     5.8        --
     Deferred taxes.............................................    10.1       3.6
     Loss on disposal/write-down of assets......................     1.1      12.0
  Changes in operating assets and liabilities:
     Accounts receivable........................................     8.7     (31.1)
     Inventories................................................   (36.3)    (77.2)
     Prepaid expenses and other current assets..................     9.0      10.1
     Other assets...............................................    (5.7)    (14.2)
     Accounts payable and accrued expenses......................    61.3      33.2
     Other non-current liabilities..............................    (2.6)     (4.9)
                                                                 --------  --------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......   101.3      (4.8)
                                                                 --------  --------
INVESTING  ACTIVITIES:
  Capital expenditures..........................................   (26.5)    (28.2)
  Acquisition of businesses.....................................      --     (49.4)
  Net proceeds from sale of assets..............................     2.2       0.2
  Advance to supplier...........................................      --      (0.5)
                                                                 --------  --------
       NET CASH USED IN INVESTING ACTIVITIES....................   (24.3)    (77.9)
                                                                 --------  --------
FINANCING  ACTIVITIES:
  Proceeds from short-term borrowings...........................   291.9     386.2
  Payments on short-term borrowings.............................  (292.0)   (372.2)
  Proceeds from long-term borrowings............................      --     100.0
  Principal payments on long-term borrowings....................   (68.0)    (27.5)
  Deferred debt issuance costs..................................      --      (0.3)
  Issuance of common stock......................................     0.2       0.3
                                                                 --------  --------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......   (67.9)     86.5
                                                                 --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................     9.1       3.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................    12.4       5.1
                                                                 --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................... $  21.5   $   8.9
                                                                 ========  ========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(In millions, except share and per share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation. Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation (together with DMFC, "Del Monte"), operate in one business segment: the manufacturing and marketing of processed foods, primarily processed vegetables, fruit and tomato products.

The accompanying unaudited consolidated financial statements at March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2001, and notes thereto, included in Del Monte's Annual Report on Form 10- K.

Critical Accounting Policies and Estimates. Del Monte's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Del Monte to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, Del Monte re-evaluates all of its estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles and long-lived assets. Del Monte bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions and as additional information becomes available in future periods.

Depreciation and amortization. Depreciation and amortization for the three and nine months ended March 31, 2002 and 2001 consisted of depreciation of plant and equipment and leasehold amortization, amortization of deferred debt issuance costs, and amortization of intangible assets. In addition, the three and nine months ended March 31, 2001 included acceleration of depreciation resulting from the adjustment of certain assets' remaining useful lives to match the period of use prior to plant closure and amortization of original issue discount relating to debt.

For the three and nine months ended March 31, 2001, amortization of intangible assets includes amortization of all intangible assets. For the three and nine months ended March 31, 2002, as a result of Del Monte's July 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board, amortization of intangible assets only consists of amortization related to intangible assets with finite useful lives. In accordance with SFAS 142, intangible assets with indefinite lives are no longer amortized.

                                           Three Months Ended     Nine Months Ended
                                                March 31,               March 31,
                                       ----------------------  ----------------------
                                          2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------

Depreciation of plant and equipment
  and leasehold amortization......... $      7.6  $      7.2  $     22.4  $     22.6
Accelerated depreciation.............         --         0.3          --         0.8
Amortization of deferred debt
  issuance costs.....................        0.8         0.8         2.4         2.6
Amortization of intangibles..........         --         0.5         0.1         1.5
                                       ----------  ----------  ----------  ----------
   Depreciation and amortization..... $      8.4  $      8.8  $     24.9  $     27.5
                                       ==========  ==========  ==========  ==========

Adoption of EITF 00-14 and 00-25. Effective July 1, 2001, Del Monte elected to adopt two new accounting requirements issued by the Emerging Issues Task Force, or EITF. The two requirements are Issue 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14") and Issue 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" ("EITF 00-25"). Both Issues were codified by Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in November, 2001. The consensus reached in EITF 00-14 and EITF 00-25 are effective for fiscal quarters beginning after December 15, 2001, which for Del Monte would have been the third fiscal  quarter of fiscal year 2002. Del Monte opted for early adoption in the first quarter of fiscal year 2002.

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

EITF 00-25 addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by EITF 00-14, paid from a vendor to a retailer or wholesaler. As a result of the adoption of EITF 00-25, customer promotion costs relating to performance allowances, which previously were included in selling, administrative and general expense, are now reclassified and presented as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 00-25. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of $54.7 and $172.5 in both net sales and selling, administrative and general expenses for the previously reported three and nine months ended March 31, 2001, respectively.

Upon adoption of the EITF requirements described above, net sales is comprised of gross sales reduced by consumer promotion costs relating to coupon redemption, customer promotion costs relating to performance allowances, and, routine returns and discounts. Customers generally do not have the right to return product unless damaged or defective. Del Monte's revenue recognition policy is to recognize revenue from sales of product, and related cost of products sold, when pervasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product at which time title passes to the customer.

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 - Acquisitions

S&W Acquisition. On March 13, 2001, Del Monte
acquired the S&W branded food business,
including certain trademarks and existing inventory, from Tri Valley Growers.
S&W branded products include processed
fruits, tomatoes, beans, specialty sauces and vegetables. The total cash purchase price was $35.4. Del Monte also incurred
approximately $1.0 in transaction expenses for closing costs and  accrued
$1.3 of acquisition-related liabilities.  The
remaining balance of the acquisition-related liabilities at March 31, 2002 was
$0.9.  The transaction has been accounted for using
the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based
on their respective fair values. The total purchase price was allocated $25.1 to inventory and $12.6 to trademark intangible
assets.

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

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                   March 31,    June 30,
                                                      2002        2001
                                                   ----------  ----------
  Finished product............................... $    368.2  $    301.1
  Raw materials and supplies.....................       12.9        16.1
  Other, principally packaging material..........       92.7       120.3
                                                   ----------  ----------
     Total inventories........................... $    473.8  $    437.5
                                                   ==========  ==========

Inventories are stated at the lower of cost or market.  The
cost of substantially all inventories is determined
using the LIFO method.  Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business
cycles of Del Monte's major inventory items.  Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO
method as of July 1, 1991.  As of March 31, 2002 and June 30, 2001, the LIFO
reserve was a debit balance of $6.4 and $11.0,
respectively.  While Del Monte has historically mitigated the inflationary impact of increases in its costs by controlling its
overall cost structure, Del Monte may not be able to mitigate inflationary impacts in the future.

NOTE 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended     Nine Months Ended
                                                March 31,               March 31,
                                       ----------------------  ----------------------
                                          2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------
Basic:
Numerator:
Income before extraordinary item..... $    11.4  $     10.7  $     25.0  $     25.6
Extraordinary loss, net of tax benefit      0.7          --         0.7          --
                                      ----------  ----------  ----------  ----------
  Numerator for basic earnings
  per share -- income attributable
  to common shares................... $    10.7  $     10.7  $     24.3  $     25.6
                                      ==========  ==========  ==========  ==========
Denominator:
  Denominator for basic earnings per
   share -- weighted average shares.. 52,288,270  52,236,010  52,277,385  52,229,297
                                      ==========  ==========  ==========  ==========
Basic income per common share before
  extraordinary item................. $    0.22  $     0.21  $     0.48  $     0.49
Extraordinary loss per common share,
  net of tax benefit.................     (0.02)         --       (0.02)         --
                                      ----------  ----------  ----------  ----------
Basic income per common share........ $    0.20  $     0.21  $     0.46  $     0.49
                                      ==========  ==========  ==========  ==========

Diluted:
Numerator:
Income before extraordinary item..... $    11.4  $     10.7  $     25.0  $     25.6
Extraordinary loss, net of tax benefit      0.7          --         0.7          --
                                       ----------  ----------  ----------  ----------
  Numerator for diluted earnings
  per share -- income attributable
  to common shares................... $    10.7  $     10.7  $     24.3  $     25.6
                                      ==========  ==========  ==========  ==========
Denominator:
  Weighted average shares............ 52,288,270  52,236,010  52,277,385  52,229,297
  Effect of dilutive securities --
     stock options...................    751,319     778,093     708,823     463,047
                                      ----------  ----------  ----------  ----------
  Denominator for diluted earnings
     per share -- weighted average
     shares and equivalents.......... 52,039,589  53,014,103  52,986,208  52,692,344
                                      ==========  ==========  ==========  ==========

Diluted income per common share before
     extraordinary item.............. $    0.21  $     0.20  $     0.47  $     0.49
Extraordinary loss per common share,
     net of tax benefit..............     (0.01)         --       (0.01)         --
                                      ----------  ----------  ----------  ----------
Diluted income per common share...... $    0.20  $     0.20  $     0.46  $     0.49
                                      ==========  ==========  ==========  ==========

Options outstanding in the amounts of 2,668,216 and 1,596,802 at March 31, 2002 and 2001, respectively, were not
included in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because
these options' exercise prices were greater than the average market price of the common shares for those periods.  Options
outstanding in the amounts of 2,668,216 and 1,606,852 at March 31, 2002 and
2001, respectively, were not included in the computation
of diluted earnings per share for the nine months ended March 31, 2002 and 2001, respectively, because these options' exercise prices
were greater than the average market price of the common shares for those periods.

NOTE 5 - Long-Term Debt

As permitted under Del Monte's term loan agreement, Del Monte made prepayments of $65.0 during the three months
ended March 31, 2002.  As a result, Del Monte incurred an extraordinary loss of
$1.1 ($0.7 net of tax) related to the write-off of
previously capitalized debt issuance costs.  In addition, Del Monte made an additional prepayment of $35.0 in April 2002.  This will
result in an additional extraordinary loss of $0.6 ($0.4 net of tax) related to the write-off of previously capitalized debt issuance
costs in the three months ended June 30, 2002.  Del Monte did not incur any prepayment penalties as a result of these prepayments.
The terms and conditions of the term loan agreement, as disclosed in the audited consolidated financial statements as of and for the
year ended June 30, 2001, did not change as a result of these prepayments.
However, the scheduled debt repayments in future periods
have been adjusted to reflect these prepayments.

NOTE 6 - Financial Instruments

Del Monte uses derivatives only for purposes of managing risk associated with the underlying exposures and does
not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use
instruments where there are not underlying exposures.  Management believes that its use of derivative instruments to manage risk is
in Del Monte's best interest.  In addition, the terms of Del Monte's revolving and term loan agreement required Del Monte to enter
into and maintain one or more permitted swap obligations (as defined in the loan agreement) for, among other things, a notional
amount of at least $200.0 and for a term of at least three years.  To accomplish this, and to limit its exposure to interest rate
increases, Del Monte entered into interest rate swaps on August 3, 2001.  The aggregate notional amount of the swaps is $200.0 and
the swaps are in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month
LIBOR at a weighted average of 4.91% per annum on the $200.0 notional amount.
This fixed interest rate is measured against three-
month LIBOR for purposes of settlement.  The fair value of each swap is determined independently by each bank, using its own
valuation model, based on the projected three-month LIBOR yield curve.
According to each bank, valuations based on other models may yield different results.

The swaps were not initially designated as hedging
instruments under SFAS 133 "Accounting for Derivative
Instruments and Hedging Activities" (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001.  Changes in
fair value of the swaps from that date to their designation date as hedging instruments are reflected in the Consolidated Statements
of Income for the three and nine months ended March 31, 2002.  The fair value of the swaps at January 23, 2002 was a liability of
$5.8.  This liability will be credited to interest expense, in the Consolidated
Statements of Income, over the remaining life of the
swap agreements.  This credit offsets amounts to be paid to the banks under the swap agreements.  On January 23, 2002, Del Monte
designated the swaps as cash flow hedging instruments of market rate interest risk under SFAS 133.  The changes in the fair value of
the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income in Stockholders' Equity in
an amount equal to the effective portion (determined in accordance with SFAS
133) of the hedging instruments.  The remaining amount,
if any, equal to the ineffective portion (determined in accordance with SFAS
133) of the hedging instruments is recorded as other
income in the Consolidated Statements of Income.

The fair value of the swaps at December 31, 2001, January 23,
2002 and March 31, 2002 was a liability of $4.5,
$5.8 and $2.7, respectively.  For the three and nine months ended March 31,
2002, the change in fair value of the swaps through
January 23, 2002, resulted in a loss on financial instruments of $1.3 ($0.8 net of tax) and $5.8 ($3.5 net of tax), respectively.
For the three and nine months ended March 31, 2002, the change in fair value of the swaps from January 23, 2002 to March 31, 2002
resulted in other comprehensive income of $1.5 ($0.9 net of tax) for both periods.  The ineffective portion of the hedging
instruments resulted in a gain of $0.2 which is recorded in other income.
Interest expense for the three and nine months ended March
31, 2002 was increased by $1.5 and $2.7, respectively, due to the impact of the swaps.  Interest expense for both the three and nine
months ended March 31, 2002 includes a credit to interest expense of $1.4, reflecting a release to earnings from the $5.8 liability,
attributed to the January 23, 2002 to March 31, 2002 period.  An additional credit to interest expense of $1.5 is expected for the
fourth quarter of this fiscal year.  A total of $3.4 of additional credits to interest expense are expected for fiscal 2003.
Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

NOTE 7 - Plant Consolidation

In fiscal 1998, management committed to a plan to
consolidate processing operations.  In connection with this
plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be
terminated.  At the beginning of the 2002 fiscal year, a balance of $0.7 remained in this accrual.  For the nine months ended March
31, 2002, $0.5 was paid in severance thereby reducing this accrual and leaving a balance of $0.2 at March 31, 2002 for eight
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

In connection with the Woodland closure, Del Monte entered
into a purchase agreement with a buyer for the plant in
the fourth quarter of fiscal 2001 for a sales price of $9.0.  The transaction was closed in the first quarter of fiscal 2002 and Del
Monte incurred closing costs of $0.1.  In fiscal 2001, Del Monte recorded a charge of $8.0 ($10.5 recorded in the second quarter,
less a $2.5 adjustment in the fourth quarter), representing the write-off of assets no longer used in operations;  $0.2 of the write-
off was reversed in the first quarter of fiscal 2002 upon the completion of the transaction.  As part of the transaction, the buyer
provided Del Monte $2.0 in cash and a $7.0 interest-bearing promissory note.
Interest on this promissory note is charged at three-
month LIBOR plus a premium and is payable on a quarterly basis.  The buyer will pay the principal of the loan in two equal
installments in 2005 and 2006.  Del Monte has a first-in priority lien and encumbrance on the plant.

NOTE 8 - Comprehensive Income

The Company reports changes in equity from all sources.  The following table summarizes changes in comprehensive
income for the three and nine months ended March 31, 2002 and March 31,
2001.

Statement of Comprehensive income:      Three Months Ended      Nine Months Ended
                                              March 31,               March 31,
                                       ----------------------  ----------------------
                                          2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------
Net income........................... $     10.7  $     10.7  $     24.3  $     25.6
Other comprehensive income:
  Cash flow hedges:
  Fair value change in swaps.........        1.7          --         1.7          --
  Ineffective portion, reclassified
    into earnings....................       (0.2)         --        (0.2)         --
                                       ----------  ----------  ----------  ----------
Other comprehensive income...........        1.5          --         1.5          --
Income tax related to items of
  other comprehensive income.........        0.6          --         0.6          --
                                       ----------  ----------  ----------  ----------
Other comprehensive income,
  net of tax.........................        0.9          --         0.9          --
                                       ----------  ----------  ----------  ----------
Comprehensive income................. $     11.6  $     10.7  $     25.2  $     25.6
                                       ==========  ==========  ==========  ==========

NOTE 9 - Income Taxes

Del Monte's effective tax rate for the three and nine
months ended March 31, 2002 was lower than the statutory
U.S. federal income tax rate due to the effect of reversing a portion of the valuation allowance.

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

The FASB issued SFAS 142 simultaneously with SFAS 141.  SFAS
142 requires that goodwill and intangible assets with
indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the
provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective
estimated useful lives, and reviewed for impairment in accordance with SFAS
Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".  Del Monte
chose to early adopt the provisions of SFAS 142
during the first quarter of fiscal 2002.

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

NOTE 11 - Intangible Assets

Del Monte does not have any recorded goodwill.  A summary
of intangible assets follows:

                                                    March 31,
                                                       2002
                                                    ----------
Unamortized intangible assets:
  Trademarks.....................................  $     31.7
  Distribution rights............................        24.4
                                                    ----------
  Total unamortized intangible assets............  $     56.1
                                                    ==========

Amortized trademark intangible assets:
  Carrying amount................................  $      0.6
  Accumulated amortization.......................        (0.2)
                                                    ----------
  Total amortized trademark intangible assets, net $      0.4
                                                    ==========

Amortization expense for the three and nine months March
31, 2002 was zero and $0.1, respectively.

The estimated amortization expense for each of the two
succeeding fiscal years is as follows:

2003 ............................................ $      0.2
2004 ............................................        0.2
                                                   ----------
                                                  $      0.4
                                                   ==========

The following tables reconcile reported net income to
adjusted net income, and earnings per share, as a result of
the adoption of SFAS 142:

                                           Three Months Ended      Nine Months Ended
                                               March 31,              March 31,
                                       ----------------------  ----------------------
                                            2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------

Income before extraordinary item..... $     11.4  $     10.7  $     25.0  $     25.6
Add back:
  Trademark amortization.............         --         0.1          --         0.3
  Distribution rights amortization...         --         0.2          --         0.7
                                       ----------  ----------  ----------  ----------
Adjusted income before
  extraordinary item.................       11.4        11.0        25.0        26.6
Extraordinary loss, net of tax benefit       0.7          --         0.7          --
                                       ----------  ----------  ----------  ----------
  Adjusted net income................ $     10.7  $     11.0  $     24.3  $     26.6
                                       ==========  ==========  ==========  ==========

Basic earnings per share:
Basic income per common share before
  extraordinary item................. $     0.22  $     0.21  $     0.48  $     0.49
  Trademark amortization.............         --          --          --        0.01
  Distribution rights amortization...         --          --          --        0.01
                                       ----------  ----------  ----------  ----------
Adjusted basic income per common share
  before extraordinary item..........       0.22        0.21        0.48        0.51
Extraordinary loss per common share,
  of tax benefit.....................      (0.02)         --       (0.02)         --
                                       ----------  ----------  ----------  ----------
  Adjusted basic income per
    common share..................... $     0.20  $     0.21  $     0.46  $     0.51
                                       ==========  ==========  ==========  ==========

Diluted earnings per share:
Diluted income per common share before
  extraordinary item................. $     0.21  $     0.20  $     0.47  $     0.49
  Trademark amortization.............         --          --          --        0.01
  Distribution rights amortization...         --        0.01          --        0.01
                                       ----------  ----------  ----------  ----------
Adjusted diluted income per common
  share before extraordinary item....       0.21        0.21        0.47        0.51
Extraordinary loss per common share,
  net of tax benefit.................      (0.01)         --       (0.01)         --
                                       ----------  ----------  ----------  ----------
  Adjusted diluted income per
    common share..................... $     0.20  $     0.21  $     0.46  $     0.51
                                       ==========  ==========  ==========  ==========

ITEM 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Three and Nine Months Ended March 31, 2002 vs. Three and Nine
Months Ended March 31, 2001

Net sales. Net sales for the three and nine months
ended March 31, 2002 increased by $15.2 million, or
4.6%, and $57.6 million, or 6.1%, respectively, compared to the same periods of the prior year.  The increase was due primarily to
the acquisitions of the S&W and SunFresh businesses and the
impact of a July 1 retail price increase, net of the
impact of higher trade promotion expenses.

For the three and nine months ended March 31, 2002,
S&W and SunFresh combined contributed $24.8
million and $71.1 million, respectively, to the increase in net sales of Del
Monte.  The July 1 retail price increase, net of
increased promotion expenses, contributed $2.4 million and $4.6 million to the increase in net sales for the three and nine months
ended, respectively.  However, Del Monte also experienced lower foodservice sales of $8.3 million and $17.7 million for the three and
nine months ended, respectively, due to Del Monte's decision not to meet aggressive competitive pricing for selected fruit and tomato items, and lower bulk tomato bin paste sales.

Del Monte continued to respond to consumer trends in the
single-serve fruit snacking business by introducing two
new Fruit & Gel To-Go items in the first quarter of fiscal 2002.  Del
Monte also incurred trade promotion expenses to
expand its distribution of Del Monte SunFresh processed citrus products acquired in fiscal 2001.  These new product
introductions and distribution expansion resulted in increases in trade promotion expenses of $0.8 million and $4.5 million,
respectively, compared to the same periods last year.

Del Monte continues to be impacted by competitive pressure in the single-serve fruit business, which has resulted,
and may continue to result, in higher trade and consumer promotion expenses.
Management believes the single-serve fruit business is
an important high-growth category and Del Monte expects to continue to invest in this category.

For the 39-week period ended March 31, 2002, Del Monte's
market share for vegetables, fruit and tomato solids, was
23.0%, 43.7% and 21.4%, respectively, versus 21.7%, 43.8% and 19.6%, respectively, in the previous year period.  Market shares are based on case volume and include S&W beginning at the March 2001 acquisition date.  For the 13-week period ended March 31,
2002, Del Monte's market share for vegetables, fruit and tomato solids, was
22.6%, 43.6% and 22.4%, respectively, versus 21.0%, 42.5%
and 20.8%, respectively, in the previous year period.

Cost of products sold.  Cost of products sold for the
three and nine months ended March 31, 2002 increased
by $12.5 million, or 4.9%, and $55.0 million, or 7.4%, respectively, compared to the same periods of the prior year.  The increase in
cost of products sold was due primarily to higher sales volume and higher manufacturing costs.  The higher manufacturing costs were
due primarily to lower production volumes as a result of management's initiative to reduce inventory levels.  The increase in
manufacturing costs was somewhat offset by continued cost savings from capital spending initiatives.

Selling, administrative and general expenses.
Selling, administrative and general expenses increased by
$8.2 million and $19.4 million, respectively, for the three and nine months ended March 31, 2002, as compared to the same periods of
the prior year.  This increase was due primarily to an increase in sales and marketing expenses to support the  S&W
business and new products.  In addition, lower returns on pension assets and higher rental expense due to the relocation of the
corporate headquarters in December 2000 contributed to the increases over prior year.

Special charges related to plant consolidation.
Special charges related to plant consolidation decreased by
$1.4 million and $12.8 million, respectively, for the three and nine months ended March 31, 2002, when compared to the same periods
of the prior year.  For the three and nine months ended March 31, 2002, $0.1 million and $1.2 million, respectively, relate to on-
going fixed costs incurred in connection with plant closures.

Included in special charges during the nine months ended
March 31, 2001 was the write-off of $10.5 million of
assets related to the closure of the Woodland plant, and an accrual of $0.6 million was recorded for severance and benefits costs for
employees to be terminated.  Del Monte also incurred charges representing accelerated depreciation of $0.3 million and $0.8 million,
respectively, during the three and nine months ended March 31, 2001.  This accelerated depreciation results from the effects of
adjusting the remaining useful lives of certain processing assets to match the period remaining until their use is discontinued due
to the closures of operating plants.  For the three and nine months ended March
31, 2001, $1.2 million and $2.8 million,
respectively, of on-going fixed costs and other period costs incurred in connection with other plant closures were recorded.  Del
Monte also recorded a $0.7 million reduction of the severance accrual related to the Stockton plant in special charges during the
nine months ended March 31, 2001.

Interest expense.  Interest expense decreased for the
three and nine months ended March 31, 2002 by $5.2
million and $12.6 million, respectively, as compared to the same periods of the prior year, due primarily to lower interest rates and
lower average debt balances.  Interest expense for the three and nine months ended March 31, 2002 included $1.5 million and $2.7
million, respectively, of interest expense in excess of market rates due to the impact of the interest rate swap agreements.  On
January 23, 2002, Del Monte designated its interest rate swaps as cash flow hedging instruments in accordance with SFAS 133.  Del
Monte recorded a liability of $5.8 million representing the fair value of the swaps on January 23, 2002.  Interest expense for both
the three and nine months ended March 31, 2002 includes a credit to interest expense of $1.4 million, reflecting a release to
earnings from the $5.8 million liability attributed to the January 23, 2002 to
March 31, 2002 period.  See Note 6 of the consolidated
financial statements for further information.

Loss on financial instruments.  Loss on financial
instruments for the three and nine months ended March 31,
2002 was $1.3 million and $5.8 million, respectively, due to the change in fair value of the interest rate swaps before they were
designated as hedging instruments on January 23, 2002, as described in Note 6 of the consolidated financial statements.

Other income.  Other income for the nine months ended
March 31, 2002 represents the reversal of an accrual for
a contingent liability no longer required, and an accrual for litigation expense related to Del Monte's recapitalization transaction
in 1997.  Other income for the nine months ended March 31, 2001 represents the reversal of an accrual for a contingent liability no
longer required.

Provision for income taxes.  The effective tax rate
decreased for the three months ended March 31, 2002, as
compared to the prior year period.  The difference in effective tax rates was due primarily to additional reduction of the valuation
allowance in the current year.

Extraordinary item.  The extraordinary item for the three
and nine months ended March 31, 2002 consisted of
the write-off of $1.1 million ($0.7 million net of tax) of previously capitalized debt issuance costs related to the $65.0 million prepayment of Del Monte's term loan during the three months ended March 31,
2002.

Other Performance Measures

Adjusted EBITDA.  Del Monte believes income before
income taxes, extraordinary items, and depreciation and
amortization expense, plus interest expense (EBITDA), as adjusted to exclude non-recurring or non-cash charges or credits, is a
measure used in the financial community to evaluate Del Monte's cash-based operating performance and its ability to provide cash
flows to service debt.  Del Monte believes that this adjusted EBITDA effectively measures operating cash flow (excluding the effects
of working capital changes and capital expenditures) by eliminating the effects of these one-time charges or credits.  Non-recurring
and non-cash charges include special charges related to plant consolidations, acquisition-related expenses, gains and losses from the
change in fair value of the interest rate swaps, income from the reversal of an accrual for a contingent liability and litigation
expenses related to Del Monte's recapitalization transaction in 1997.  Adjusted
EBITDA should not be considered in isolation from,
and is not presented as an alternative measure of, operating income or cash flow from operations (as determined in accordance with
generally accepted accounting principles). Adjusted EBITDA as presented may not be comparable to similarly titled measures used by
other companies.

Adjusted EBITDA was $38.9 million in the current quarter,
compared to $44.3 million for the three months ended
March 31, 2001.  The decrease was due primarily to higher manufacturing costs and higher selling, administrative and general
expenses, which exceeded the additional income from higher sales.  For the three months ended March 31, 2002, income before income
taxes plus interest expense was $29.9 million and was adjusted for special charges, non-cash items and non-recurring charges of $9.0
million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant consolidation
of $0.1 million, depreciation and amortization of $7.6 million (excluding amortization of deferred debt issuance costs of $0.8
million), $1.3 million relating to loss on financial instruments, $0.7 million of litigation expenses related to Del Monte's
recapitalization transaction in 1997 and $0.7 million reversal of an accrual related to a contingent liability no longer
required.

For the three-month period ended March 31, 2001, income
before income taxes plus interest expense was $34.9
million and was adjusted for special charges, non-cash items and non-recurring charges of $9.4 million.  The special charges, non-
cash items and non-recurring charges consisted of special charges related to plant consolidation of $1.5 million, depreciation and
amortization of $7.7 million (excluding accelerated depreciation of $0.3 million and amortization of deferred debt issuance costs of
$0.8 million), and $0.2 million of other non-recurring charges.

Adjusted EBITDA was $113.1 million in the current nine-month period, compared to $129.6 million for the nine
months ended March 31, 2001.  The decrease was due primarily to higher manufacturing costs and higher selling, administrative and
general expenses, which exceeded the additional income from higher sales.  For the nine months ended March 31, 2002, income before
income taxes, plus interest expense was $81.3 million and was adjusted for special charges, non-cash items and non-recurring charges
of $31.8 million.  The special charges, non-cash items and non-recurring charges consisted of special charges related to plant
consolidation of $1.2 million, depreciation and amortization of $22.5 million
(excluding amortization of deferred debt issuance costs
of $2.4 million), $5.8 million relating to loss on financial instruments, $0.7 million of litigation expenses related to Del Monte's
recapitalization transaction in 1997, reversal of an $0.7 million accrual related to a contingent liability no longer required and
$2.3 million of non-recurring charges.

For the nine-month period ended March 31, 2001, income before income taxes, plus interest expense was $95.1
million and was adjusted for special charges, non-cash items and non-recurring charges of $34.5 million.  The special charges, non-
cash items and non-recurring charges of $34.5 million consisted of special charges related to plant consolidation of $14.0 million,
primarily due to the write-off of $10.5 million of assets related to the
Woodland plant closure, depreciation and amortization of
$24.1 million (excluding accelerated depreciation of $0.8 million and amortization of deferred debt issuance costs of $2.6 million), the reversal of an $4.8 million accrual related to a contingent liability no longer required, and $1.2 million of other non-recurring
charges.

Critical Accounting Policies and Estimates

Del Monte's discussion and analysis of its financial
condition and results of operations are based upon Del
Monte's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in
the United States.  The preparation of these financial statements requires Del
Monte to make estimates and judgments that affect the
reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, Del Monte re-evaluates all of its estimates,
including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles
and long-lived assets. Del Monte bases its estimates on historical experience and on various other assumptions that are believed to
be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets
and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under
different assumptions or conditions and as additional information becomes available in future periods.

Del Monte believes the following are the more significant
judgments and estimates used in the preparation of its
consolidated financial statements.

Trade Promotions:  Trade promotions are an important
component of the sales and marketing of Del Monte's
products, and are critical to the support of Del Monte's business.  Trade promotion costs include amounts paid to encourage retailers
to offer temporary price reductions for the sale of Del Monte's products to consumers, amounts paid to obtain favorable display
positions in retailers' stores, and amounts paid to customers for shelf space in retail stores.  Accruals for trade promotions are
recorded primarily at the time of sale of product to the customer based on expected levels of performance.  Settlement of these
liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from
amounts otherwise due to Del Monte.  As a result, the ultimate cost of a trade promotion program is dependent on the relative success
of the events and the actions and level of deductions taken by Del Monte's customers for amounts they determine are due to them.
Final resolution of amounts appropriately deducted by customers may take extended periods of time.

Coupon Redemption:  Del Monte offers coupons to
consumers in the normal course of business.  Coupon
redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are
developed by independent coupon redemption clearing-houses based on historical information.  Should actual redemption rates vary from
amounts estimated, adjustments to accruals may be required.

Retirement Benefits:  Del Monte sponsors non-
contributory defined benefit pension plans and unfunded
defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried,
non-union hourly and union employees.  Several statistical and other factors which attempt to anticipate future events are used in
calculating the expense and liabilities related to these plans.  These factors include assumptions about the discount rate, expected
return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation
levels. The actuarial assumptions used by Del Monte may differ materially from actual results due to changing market and economic
conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount
of retirement benefit expense recorded by Del Monte in future periods.

Retained-insurance Liabilities:  Del Monte retains
liabilities up to $0.25 million per claim under its loss
sensitive worker's compensation, general and automobile insurance policy.  An independent, third-party actuary estimates the
outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid to-
date to obtain the remaining liabilities.  Actuarial estimates of ultimate liability are based on actual incurred losses, estimates
of incurred but not yet reported losses based on historical information from both Del Monte and the industry, and the projected costs
to resolve these losses.  Retained-insurance liabilities may differ based on new events or circumstances that might materially impact
the ultimate cost to settle these losses.

Intangible and Long-lived Assets:  Intangible assets
consist of trademarks and distribution rights.  As a
result of the adoption of SFAS 142 on July 1, 2001, intangible assets with indefinite useful lives are no longer amortized, but are
instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible
assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual
income method. In estimating discounted future cash flows, management uses historical financial information in addition to
assumptions of sales trends and profitability, consistent with Del Monte's performance and industry trends.  Estimates of fair value
may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

Del Monte reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for
sale for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be
recoverable.  If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset
are compared to the asset's carrying amount to determine if an impairment charge is required.  All long-lived assets, for which
management has committed to a plan of disposal, are reported at the lower of carrying amount or fair value.  Changes in projected
cash flows generated by an asset, based on new events or circumstances, may indicate a change in fair value and require a new
evaluation of recoverability of the asset.

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
SFAS 144 is effective for fiscal years beginning
after December 15, 2001 and interim periods within those fiscal years.  Del
Monte believes that adoption of SFAS 144 will not have a
material effect on Del Monte's consolidated financial statements.

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

The working capital position of Del Monte is seasonally
affected by the growing cycle of the vegetables, fruit and
tomatoes it processes. Substantially all inventories are produced during the harvesting and packing months of June through October
and are depleted in the following seven months. Accordingly, working capital requirements fluctuate significantly.  Del Monte owns
virtually no agricultural land.  Each year, Del Monte buys over one million tons of fresh vegetables, fruit and tomatoes under more
than 2,500 contracts with individual growers and cooperatives located primarily in the United States.

Del Monte has noncancelable agreements with growers, with
terms ranging from two to ten years, to purchase certain
quantities of raw products.  Total purchases under these agreements are estimated to be $51.6 million for fiscal 2002.

To finance working capital requirements, Del Monte relies
on its revolving credit facility, which has a maximum
availability of $325.0 million, subject to an asset-based borrowing base.  As of
March 31, 2002 and June 30, 2001, there was no
outstanding balance under the revolving credit facility.  Net availability under the revolving credit agreement, adjusted for
borrowing base limitations and outstanding letters of credit, at March 31, 2002 totaled $293.0 million.

As of March 31, 2002, Del Monte's short-term borrowings and
long-term debt primarily consisted of a revolving
credit facility, a term loan and senior subordinated notes (collectively, the
"Debt").  The Debt agreements contain various
restrictive covenants, the most restrictive of which currently is the total debt ratio.  Del Monte believes that it was in compliance
with all such financial covenants at all testing intervals, and as of March 31,
2002.

Cash provided by operating activities for the nine months
ended March 31, 2002 was $101.3 million.  Cash used in
operating activities for the nine months ended March 31, 2001 was $4.8 million.
The increase in operating cash flows was due
primarily to favorable working capital changes and higher sales volume.  One of
Del Monte's continuing objectives in fiscal 2002 is
to reduce its debt levels.  Del Monte has reduced debt by lowering inventory levels.  Del Monte's inventories, as of March 31,
2002 were $61.4 million lower than the same time last year.  Del Monte prepaid
$65.0 million of its term loan during the third
quarter of fiscal 2002 and an additional $35.0 million in April 2002.
Management may decide to make additional term loan prepayments in the future.

Cash used in investing activities decreased $53.6 million to
$24.3 million from $77.9 million for the nine months
ended March 31, 2002 and 2001, respectively.  The decrease was due primarily to the impact of the  SunFresh and
S&W acquisitions in fiscal 2001 and lower capital expenditures of
$1.7 million.  See Note 2 to the consolidated financial
statements for further information about these acquisitions.

Total capital expenditures incurred for the nine months ended
March 31, 2002 and 2001 were $26.5 million and $28.2
million, respectively.  Details of the types of capital expenditures, which include purchases of land, new and used
equipment/fixtures, information technology equipment, installation labor, and capitalized software development costs, are as
follows:

                                                           Nine Months Ended
                                                               March 31,
                                                        ----------------------
Types of Capital Expenditures:                             2002        2001
                                                        ----------  ----------
                                                              (IN MILLIONS)
Capability improvement program and information systems $     12.9  $      6.0
Equipment replacement and other improvements..........        6.9        14.9
Economic return and cost savings......................        5.5         4.0
Environmental compliance..............................        0.9         0.2
Plant consolidation...................................        0.3         3.1
                                                        ----------  ----------
Total capital expenditures............................ $     26.5  $     28.2
                                                        ==========  ==========

Capability improvement program and information systems - In
June 2000, Del Monte began implementing a capability
improvement program to upgrade information systems and business processes.  The
Enterprise Resource Planning system and Advanced
Planning system are components of this seven-phase program, which is expected to continue over a three-year period, concluding in
July 2003. In addition, purchases of information technology equipment, both related and unrelated to the capability improvement
program, and other capitalized software are included under this type of capital expenditure.

Equipment replacement and other improvements - This type of
capital expenditure includes normal replacement of
equipment at the end of its economic life, and other improvements including purchases of land, furniture and fixtures.

Economic return and cost savings - This type of capital
expenditure includes projects that realize economic
benefit or cost savings by installing equipment that operates more efficiently.
Projects that require purchases of equipment to
expand capacity for new products or product line extensions are also included in this category of expenditure.

Environmental compliance - This type of capital expenditure
includes projects that improve the impact of Del
Monte's operations on the environment, consistent with Del Monte standards and regulatory compliance.

Plant consolidation - This type of expenditure is part of Del
Monte's California cannery consolidation, whereby
Del Monte expanded its operations in Hanford and Modesto to provide additional processing capacity to effect the closure of
facilities located in San Jose, Stockton and Woodland.

In addition to capital expenditures, Del Monte enters into
operating lease agreements to support its ongoing
operations.  The decision to lease, rather than purchase, an asset is the result of a number of considerations including the cost of
funds, the useful life of the asset, technological obsolescence and re-
marketing.  Additionally, some equipment is proprietary to the lessor and cannot be purchased.  All material asset financing decisions include an evaluation of the potential impact of the
financing on Del Monte's Debt agreements, including applicable financial covenants. Rent expense, including contingent rent expense,
was $38.3 million for the fiscal year ended June 30, 2001.

Cash used in financing activities for the nine months ended
March 31, 2002 was $67.9 million.  Cash provided by
financing activities for the nine months ended March 31, 2001 was $86.5 million.
The change was due primarily to the $65.0 million
prepayment of the term loan during the third quarter of fiscal 2002 as well as no long-term borrowings in the current year.  In
addition, Del Monte has lower working capital requirements this year than the prior year, as explained above.

On September 19, 2001, Del Monte launched an exchange offer
whereby the outstanding 91/4% Senior Subordinated
Notes could be exchanged for Series B 91/4% Senior Subordinated Notes registered under the Securities Act of 1933. The exchange offer
expired on October 18, 2001. All holders of the notes participated in the exchange and all of the 91/4% Senior Subordinated Notes
were exchanged for Series B 91/4% Senior Subordinated Notes.

Related Party

Del Monte entered into a ten-year agreement dated April 18,
1997 (the "Management Advisory Agreement")
with TPG Partners, L.P. ("TPG"), a significant stockholder. Under the
Management Advisory Agreement, TPG is entitled to
receive an annual fee from Del Monte for management advisory services equal to the greater of $0.5 million or 0.05% of the budgeted
consolidated net sales of Del Monte. For the three months ended March 31, 2002 and 2001, TPG received fees of $0.2 million in each
period under this agreement. For the nine months ended March 31, 2002 and 2001,
TPG received fees of $0.5 million and $0.6 million,
respectively, under this agreement.  This agreement makes available the resources of TPG concerning a variety of financial and
operational matters, including advice and assistance in reviewing Del Monte's business plans and its results of operations and in
evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of
financing.  The Management Advisory Agreement does not specify a minimum number of TPG personnel who must provide such services or
the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Del
Monte's matters. Del Monte cannot otherwise obtain the services that TPG will provide without the addition of personnel or the
engagement of outside professional advisors.

Del Monte also entered into a ten-year agreement dated April
18, 1997 (the "Transaction Advisory
Agreement") with TPG. As compensation for financial advisory and other similar services rendered in connection with "add-
on" transactions (such as an acquisition, merger or recapitalization;
collectively, "Add-on Transactions"), TPG is to
be paid a fee of 1.5% of the total value for each Add-on Transaction.  For the nine months ended March 31, 2002 and fiscal 2001, TPG
did not receive any payments under the Transaction Advisory Agreement.

ITEM 3. Quantitative and Qualitative Disclosures
about Market Risk

Reference is made to the discussion of Del Monte Foods
Company's Financial Instruments and Risk Management
Policies and Factors that May Affect Future Results in "Quantitative and
Qualitative Disclosures about Market Risks" in Del Monte's
Annual Report on Form 10-K for the year ended June 30, 2001 (the "Annual
Report").  As stated in the Annual Report, Del
Monte's business is highly competitive and Del Monte cannot predict the pricing or promotional activities of its competitors.  In
addition, Del Monte expects to continue to face aggressive trade and consumer promotion spending in the single-serve fruit category
which will tend to reduce the overall profitability of the category.

Del Monte's primary market risk exposure is that of interest rate risk. Del Monte's interest expense in regard to
its revolving and term loan agreement is calculated using a reference interest rate plus a credit margin.  Therefore, given a fixed
debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates.  Historically, to
reduce its exposure to higher interest rates, Del Monte has entered into interest rate protection agreements to limit the impact of
rate increases on future income. Del Monte uses derivatives only for purposes of managing risk associated with the underlying
exposures. Del Monte does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations
alone, nor does it use instruments where there are not underlying exposures.
Complex instruments involving leverage or multipliers
are not used. Management believes that its use of interest rate protection agreements to manage risk is in Del Monte's best interest
and that any resulting market risk exposure would not materially effect Del
Monte's operating results.

The terms of Del Monte's revolving and term loan agreement
required Del Monte to enter into and maintain one or
more permitted swap obligations (as defined in the loan agreement) for, among other things, a notional amount of at least $200.0
million and for a term of at least three years.  To accomplish this, and to limit its exposure to interest rate increases, Del Monte
entered into interest rate swaps on August 3, 2001.  The aggregate notional amount of the swaps is $200.0 million and the swaps are
in effect from September 28, 2001 through September 30, 2004.  The swaps are with several banks and fix the three-month LIBOR at a
weighted average of 4.91% per annum on the $200.0 million notional amount.  This fixed interest rate is measured against three-month
LIBOR for purposes of settlement.  The fair value of each swap is determined independently by each bank, using its own valuation
model, based on the projected three-month LIBOR yield curve.  According to each bank, valuations based on other models may yield
different results.

The swaps were not initially designated as hedging
instruments under SFAS 133 "Accounting for Derivative
Instruments and Hedging Activities" (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001.  Changes in
fair value of the swaps from that date to their designation date as hedging instruments are reflected in the Consolidated Statements
of Income for the three and nine months ended March 31, 2002.  The fair value of the swaps at January 23, 2002 was a liability of
$5.8 million.  This liability will be credited to interest expense, in the
Consolidated Statements of Income, over the remaining life
of the swap agreements.  This credit offsets amounts to be paid to the banks under the swap agreements.  On January 23, 2002, Del
Monte designated the swaps as cash flow hedging instruments of market rate interest risk under SFAS 133.  The changes in the fair
value of the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income in Stockholders'
Equity in an amount equal to the effective portion (determined in accordance with SFAS 133) of the hedging instruments.  The
remaining amount, if any, equal to the ineffective portion (determined in accordance with SFAS 133) of the hedging instruments is
recorded as other income in the Consolidated Statements of Income.

The fair value of the swaps at December 31, 2001, January 23,
2002 and March 31, 2002 was a liability of $4.5
million, $5.8 million and $2.7 million, respectively.  For the three and nine months ended March 31, 2002, the change in fair value
of the swaps through January 23, 2002, resulted in a loss on financial instruments of $1.3 million ($0.8 million net of tax) and $5.8 million ($3.5 million net of tax), respectively.  For the three and nine months ended March 31, 2002, the change in fair value of the
swaps from January 23, 2002 to March 31, 2002 resulted in other comprehensive income of $1.5 million ($0.9 million net of tax) for
both periods.  The ineffective portion of the hedging instruments resulted in a gain of $0.2 million which is recorded in other
income.  Interest expense for the three and nine months ended March 31, 2002 was increased by $1.5 million and $2.7 million,
respectively, due to the impact of the swaps.  Interest expense for both the three and nine months ended March 31, 2002 includes a
credit to interest expense of $1.4 million, reflecting a release to earnings from the $5.8 million liability, attributed to the
January 23, 2002 to March 31, 2002 period.  An additional credit to interest expense of $1.5 million is expected for the fourth
quarter of this fiscal year.  A total of $3.4 million of additional credits to interest expense are expected for fiscal 2003.
Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

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

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.  None.

(b) Reports on Form 8-K

      Del Monte did not file any reports on
Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEL MONTE FOODS COMPANY

(Registrant)

Dated: May 15, 2002

By:

/s/  RICHARD G. WOLFORD

            Richard G. Wolford

   President and Chief Executive Officer, Director and
   Chairman of the Board

(Principal Executive Officer)

By:

/s/  DAVID L. MEYERS

              David L. Meyers

 Executive Vice President, Administration
        and Chief Financial Officer

(Principal Financial and Accounting Officer)