Form 10-K
period 2002-06-30
DEL MONTE FOODS CO
filed 2002-09-30
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 001-14335

DEL MONTE FOODS COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3542950 (I.R.S. Employer Identification Number)

One Market @ The Landmark, San Francisco, California 94105
(Address of Principal Executive Offices including Zip Code)

(415) 247-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 30, 2002, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $292,205,980.

     The number of shares outstanding of Common Stock, par value $0.01, as of close of business on August 30, 2002 was 52,307,131.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive proxy statement to be included as part of the Registrant’s Registration Statement on Form S-4, No. 333-98827, for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
Item 1. Business
The Industry
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of Del Monte Foods Company
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.20
Exhibit 10.21
Exhibit 10.23
Exhibit 10.24
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.43
Exhibit 10.45
Exhibit 10.46
Exhibit 10.48
Exhibit 10.49
Exhibit 10.50
Exhibit 10.51
Exhibit 12
Exhibit 23
Exhibit 99

DEL MONTE FOODS COMPANY
For the Fiscal Year Ended June 30, 2002

     As used throughout this Annual Report, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, a wholly-owned subsidiary of Del Monte. Del Monte’s fiscal year ends on June 30, and its fiscal quarters typically end on the last Sunday of September, December and March. As used throughout this Form 10-K, “fiscal 2002” means Del Monte’s fiscal year ended June 30, 2002; “fiscal 2001” means Del Monte’s fiscal year ended June 30, 2001 and “fiscal 2000” means Del Monte’s fiscal year ended June 30, 2000.

     Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte brands are based on data obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Supercenters, other supercenters and club stores) with at least $2.0 million in sales. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. References to fiscal 2002 market share refer to the 52-week period ended June 29, 2002. Fiscal 2002 market share data excludes Wal-Mart Stores, Inc. and includes share data for Del Monte’s S&W brand. Market share references within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” comparing full fiscal year periods prior to fiscal 2002, exclude market share data for Wal-Mart Stores, Inc. and include market share data for S&W for the period following the March 2001 acquisition of the S&W brand by Del Monte.

     ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen.

     Results for fiscal years 2001, 2000, 1999 and 1998 have been reclassified to conform with Del Monte’s adoption of Emerging Issue Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”) and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services” (“EITF 00-25”). These pronouncements were subsequently codified by EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Del Monte adopted EITF 00-14 and EITF 00-25 on July 1, 2001. For more information about the EITF reclassification, see Note 1 to Del Monte’s Consolidated Financial Statements for the year ended June 30, 2002.

     Unless otherwise indicated, the information presented in this Form 10-K does not reflect the proposed merger of DMC with SKF Foods Inc., a wholly-owned subsidiary of the H.J. Heinz Company, described below in “Recent Developments”.

PART I

Item 1. Business

Overview

     Del Monte manufactures and distributes premium quality, nutritious food products and is one of the largest producers and distributors of processed vegetables, fruit and tomato products in the United States. Our products are sold under the Del Monte, Contadina, S&W and other brand names. The Del Monte brand was introduced in 1892, and we believe it is one of the best known brands for processed food products in the United States. We estimate that our branded products are purchased by approximately 80% of U.S. households. Through strategic acquisitions, we have expanded our product offerings, strengthened our penetration of grocery chains, club stores, supercenters and mass merchandisers, improved market share, increased international sales opportunities and leveraged our low-cost manufacturing capabilities.

     During fiscal 2002, we generated approximately $1.3 billion in net sales and we were the brand leader in our three core categories:

•	Processed vegetables — 22.8% U.S. market share, larger than the market shares of our four largest branded competitors combined;
•	Processed fruit — 43.2% U.S. market share, larger than the market shares of all other branded competitors combined; and
•	Solid tomato products — 21.3% U.S. market share, the largest branded marketer in the solid tomato category.

     As the brand leader in our core categories, we have a full-line, multi-category presence that we believe provides us with a substantial competitive advantage in selling to the retail grocery industry. We sell our products primarily through grocery chains, club stores, supercenters and mass merchandisers. Sales through these channels accounted for approximately 78.6% of our fiscal 2002 sales. We believe that club stores, supercenters and mass merchandisers, such as Wal-Mart, Sam’s and Costco, are the fastest growing channels of retail distribution. Our long-term relationships with our customers allow them to rely on our continuity of supply and value-added services, such as our category and inventory management programs, which in turn enable these customers to more effectively manage their inventory and business.

     DMC was incorporated under the laws of the State of New York in 1978. DMFC, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989, renamed DMFC in December 1991, and was reincorporated under the laws of the State of Delaware in 1998. Each of DMC and DMFC maintains its principal executive office at One Market @ The Landmark, San Francisco, California 94105. Del Monte’s telephone number is (415) 247-3000 and its website is www.delmonte.com.

Recent Developments

     On June 12, 2002, Del Monte and the H. J. Heinz Company (“Heinz”) entered into an Agreement and Plan of Merger (which is referred to as the “Merger Agreement”) under which Del Monte will acquire Heinz’s:

•	pet food and pet snacks business in the United States and Canada and certain of Heinz’s worldwide specialty pet food businesses;
•	U.S. ambient tuna and other ambient seafood products businesses;
•	U.S. retail private label soup and retail private label gravy businesses;
•	U.S. “College Inn” broth business; and
•	U.S. infant feeding business, including certain pureed foods.

     We refer to these businesses collectively as the “Heinz Businesses”.

     Heinz will contribute the Heinz Businesses to SKF Foods Inc., a newly created, wholly-owned subsidiary of Heinz, which is referred to as “SKF Foods”, in exchange for all of the issued and outstanding shares of SKF Foods common stock, $800.0 million in cash (subject to certain adjustments) and debt securities of SKF Foods in the principal amount of $300.0 million. In addition, SKF Foods will assume all of the liabilities relating to the Heinz Businesses, subject to certain exceptions. Heinz will then spin-off SKF Foods to its shareholders. Immediately after the spin-off, DMC will merge with and into SKF Foods, which will become a wholly-owned subsidiary of DMFC. After the merger, SKF Foods will change its name to “Del Monte Corporation”.

     Immediately after the merger, Heinz shareholders and current Del Monte stockholders will own 74.5% and 25.5%, respectively, of the Del Monte common stock on a fully diluted basis determined in accordance with the exchange ratio set forth in the Merger Agreement. Heinz shareholders will receive a fraction of a share of Del Monte common stock equal to the exchange ratio for each share of SKF Foods common stock issued to them in the spin-off. The transaction is expected to be tax-free to the stockholders of both companies.

     The merger will be accounted for under the purchase method of accounting and SKF Foods will be considered the acquirer of Del Monte Corporation for accounting purposes. Accordingly, the historical combined financial statements of the Heinz Businesses will become the historical financial statements of Del Monte after the merger. After the merger is completed, Del Monte’s fiscal year will end on the Sunday closest to April 30.

     Subject to various terms and conditions, we currently anticipate that financing in an aggregate amount of up to $1.7 billion for the spin-off and the merger will be in the form of:

•	a new bank facility consisting of a tranche A term loan in the amount of $250.0 million, a tranche B term loan in the amount of $800.0 million and a $350.0 million revolving credit facility; and

•	debt securities with an aggregate principal amount currently expected to be $300.0 million.

     See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further description of the proposed financing for the spin-off and merger.

     Richard G. Wolford, Del Monte’s current Chairman, President and Chief Executive Officer, will continue in these capacities after the completion of the merger. At the effective time of the merger, the board of directors of Del Monte will have nine members, including three directors designated by Del Monte and approved by Heinz (one of which shall be the current Chief Executive Officer of Del Monte) and six directors designated by Heinz and approved by Del Monte. Del Monte has indicated that it intends to nominate William Price, who is currently serving as a director of Del Monte, as one of its three designees to Del Monte’s board following the merger and Heinz has indicated that it intends to nominate David Williams, who is currently serving as a director of Heinz, as one of its six designees to Del Monte’s board following the merger. None of Heinz’s director designees will be directors or officers of Heinz at the time they become directors of Del Monte.

     The completion of the merger requires approval by the Del Monte stockholders of the issuance of Del Monte shares in the merger. TPG Partners, L.P. and TPG Parallel I, L.P. (which is referred to collectively as “Texas Pacific Group”), together currently own approximately 46.5% of the outstanding Del Monte common stock and have agreed with Heinz to vote to approve the issuance of shares in connection with the merger. Completion of the merger is also subject to a number of other conditions, including the receipt by Heinz of a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free transaction under the Internal Revenue Code of 1986 (which is referred to as the “Code”) and the receipt of tax opinions stating that the merger will constitute a tax-free reorganization under the Code. Subject to the approval of the Del Monte stockholders and the satisfaction or waiver (where permissible) of the other conditions to the merger, we currently anticipate that the merger will be completed during the fourth calendar quarter of 2002 or the first calendar quarter of 2003.

     On August 28, 2002, Del Monte filed a registration statement on Form S-4 containing a proxy statement-prospectus and relevant documents concerning the merger with the Securities and Exchange Commission (“SEC”). Del Monte will mail this proxy statement/prospectus to its stockholders prior to its 2002 annual meeting of stockholders. We urge you to read these documents because they contain important information about the proposed merger. You can also obtain the proxy statement-prospectus and the other documents filed with the SEC free of charge at the SEC website, www.sec.gov. In addition, you may obtain the proxy statement-prospectus and the other documents filed by the Company with the SEC by requesting them in writing from Del Monte Foods Company, P.O. Box 193575, San Francisco, CA 94119-3575, Attention: Investor Relations, or by telephone at (415) 247-3382.

     In addition, Del Monte adopted a stockholders rights plan on June 12, 2002. The rights were distributed to stockholders as a dividend at the rate of one right for each share of common stock of Del Monte held by stockholders of record as of the close of business on June 12, 2002. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Del Monte’s common stock. The transactions contemplated by the Merger Agreement have been excluded from triggering the rights plan.

The Industry

     The United States processed food industry is generally characterized by relatively stable growth based on modest price and population increases. We believe that fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items purchased by consumers. While consumption growth is predicted to be modest in the United States, we believe that certain product segments that address changing consumer needs, such as the healthy snacking and packaged produce market segments, offer opportunities for faster growth.

     Food producers have been impacted by two key trends affecting their retail customers: consolidation and increased competitive pressures. Retailers are rationalizing costs in an effort to improve profitability. In addition, more traditional grocers have experienced increasing competition from rapidly growing club stores, supercenters and mass merchandisers, which offer every-day low prices. This competitive pressure has further focused retailers on increasing supply-chain efficiencies and decreasing working capital requirements. In addition, club stores, supercenters and mass merchandisers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category and inventory management. Food companies that offer such value-added services have been able to increase shelf space, maximize distribution efficiencies, further strengthen their relationships with retailers and maintain their leadership positions.

     Although consumer consumption for certain processed food categories has historically been relatively stable, over the last few years retailers generally sold more products from their inventory and decreased purchases from food producers in an effort to reduce their inventory levels. As a result, many food producers experienced reduced shipment volumes as trade customers reduced their inventory levels, which adversely affected sales, operating margins, cash flow and working capital requirements of the food producers.

     Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which we compete. However, based on statistical information compiled by ACNielsen, private label products collectively have the largest market shares in the vegetable and solid tomato categories. The aggregate market share of the private label segment has remained relatively stable over the past several years in each of our principal product categories. We believe that the private label segment has historically been fragmented among regional vegetable and tomato producers seeking to compete principally based on price. Private label products as a group represented 45.1%, 40.2% and 31.5% of processed vegetable; major fruit, which includes cling peaches, pears and fruit cocktail/mixed fruit; and solid tomato product sales, respectively, in fiscal 2002.

Company Products

     We have a full-line, multi-category presence with products in four processed food categories:

•	Vegetables — core and specialty vegetables;
•	Fruit — major, specialty, single-serve, fruit-in-glass and pineapple;
•	Tomato products — solid tomato products and paste-based products; and
•	Specialty products — beans and pickles.

     The following table sets forth our total net sales, expressed in dollar amounts and as percentages of our total net sales, for the periods indicated:

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Net Sales:(a)
Processed vegetables(b)	$434.0	$418.6	$402.8
Processed fruit(b)	546.6	548.8	498.1
Tomato and Specialty products(b)	326.0	309.2	302.4

Subtotal domestic	1,306.6	1,276.6	1,203.3
South America	16.1	15.2	12.0
Intercompany sales	(0.3)	(0.4)	(0.5)

Total net sales	$1,322.4	$1,291.4	$1,214.8

As a Percentage of Net Sales:
Processed vegetables(b)	32.8%	32.4%	33.1%
Processed fruit(b)	41.3	42.5	41.0
Tomato and Specialty products(b)	24.7	23.9	24.9

Subtotal domestic	98.8	98.8	99.0
South America	1.2	1.2	1.0
Intercompany sales	(0.0)	(0.0)	(0.0)

Total	100.0%	100.0%	100.0%

(a)	On July 1, 2001, we adopted EITF 00-14 and EITF 00-25 (codified by EITF 01-9), which required certain costs related to coupon redemption and performance allowances previously recorded as selling, administrative and general expense in our historical consolidated financial statements to be reclassified and presented as a reduction to sales. Financial statements for prior periods presented for comparative purposes are also required to be reclassified to comply with the statement of income display of EITF 01-9. As a result, total costs of $220.6 million and $247.3 million, for the years ended June 30, 2001 and 2000, respectively, recorded as selling, general and administrative in the consolidated statements of income were reclassified and presented as a reduction to sales included in this table.

(b)	Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, club stores, supercenters, mass merchandisers and other grocery retailers, as well as our foodservice, food ingredients, export and private label businesses and military and government sales.

     We compete on the basis of providing quality products to consumers as well as value-added services, such as category and inventory management services, to grocery retailers.

     Vegetables

     We are the number one branded producer of processed vegetables in the United States. Our 22.8% U.S. market share in fiscal 2002 was larger than the market shares of our four largest branded competitors combined.

     We view the processed retail vegetable market as consisting of two distinct categories:

•	Core vegetables; and
•	Specialty.

     We believe that the domestic processed vegetable industry is a mature category characterized by high household penetration. We sell our core and specialty vegetable products under the Del Monte and S&W brands, as well as private label to key customers.

     The core vegetable category includes cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots and potatoes. We offer a no-salt product line across most of our core varieties. Del Monte’s core vegetable products are distributed in substantially all retail grocery outlets, while S&W products are sold primarily in the western United States. In fiscal 2002, we held U.S. market shares of 25.2% in green beans, 22.6% in corn and 19.7% in peas.

     The specialty category includes asparagus, lima beans, wax beans, zucchini and seasoned corn products. We are one of the branded market share leaders in the specialty category. Many of our specialty vegetable products are enhanced with flavors and seasonings, such as our zucchini in tomato sauce and Fiesta corn, which is made with red and green peppers. By creating value-added products, we are able to price our specialty vegetables at a premium compared to our other vegetable products, which enables us to realize higher margins.

     Our vegetable products are sold in 14 to 15 ounce sizes, as well as in smaller can sizes known as buffet products, and larger sizes, known as family size. The buffet sizes have pull-top lids that can be opened without a can opener. We also produce six, eight and twelve can multi-packs, primarily sold to our club store, supercenters and mass merchandiser customers.

     Competitors in processed vegetables include branded and private label vegetable processors. Private label products taken as a whole command the largest share of the processed vegetable market, but their market share has remained relatively stable over the past decade. Our primary branded competitors in the market include Green Giant nationally, and regional brands such as Freshlike, Stokely and Libby’s. We believe that one of our competitive advantages in the processed vegetable category derives from our proprietary seed varieties. For example, we believe that our “Del Monte Blue Lake Green Bean” variety delivers higher yields and recovery than green bean varieties used by our competitors. In fiscal 2002, our vegetable products enjoyed an average premium of $0.22 (44.0%) per item over private label products.

     We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas.

     Fruit

     We are the largest branded marketer of fruit processed in the United States. We currently compete in five distinct industry categories:

•	Major fruit;
•	Single-serve fruit products;
•	Specialty fruit;
•	Fruit-in-glass; and
•	Pineapple.

     We are the branded market share leader in the processed fruit category with 43.2% market share in fiscal 2002. With single-serve plastic cups and multi-serve glass packaging, we have expanded our fruit products beyond our traditional canned product lines. We believe the domestic processed fruit industry is a mature category characterized by high household penetration. We sell our fruit products under the Del Monte, S&W and SunFresh brands.

     Major fruit includes cling peaches, pears and fruit cocktail/mixed fruit. We are the branded market share leader in the major fruit category with 41.3% market share in fiscal 2002. Our major fruit products are offered in can sizes ranging from 15 to 30 ounces.

     Single-serve fruit has been a substantial sales growth area for us. In single-serve diced fruit products, such as peaches, pears and mixed fruit, we have a 51.3% U.S. market share. We sell our single-serve products under the Fruit Cup, Fruit To-Go and Fruit Naturals brands.

     We are the leading brand in specialty fruit products, which include apricots, freestone and spiced peaches, mandarin oranges, cherries, grapefruit and other citrus fruit, and tropical mixed fruit. Specialty fruits are higher margin, lower volume “niche” items, which benefit from Del Monte and S&W brand recognition. Through our SunFresh brand, we have extended our specialty fruit product line into processed grapefruit and other citrus and tropical fruits.

     We are the leading marketer of fruit-in-glass products under our Orchard Select and SunFresh brands. Orchard Select is a premium fruit product packaged in glass primarily sold in the produce section of the grocery store. Orchard Select products include peaches, pears, mixed fruit and apricots. The SunFresh brand is targeted towards the breakfast food market. SunFresh products include grapefruit and other citrus, mango, papaya and mixed tropical fruit.

     We are the second leading brand of processed pineapple in the United States with a 11.9% market share in fiscal 2002. Our retail pineapple line consists of sliced, chunk, tidbits, crushed and juice products in a variety of container sizes. We also sell a significant amount of our pineapple products through the foodservice and food ingredients channels.

     The fruit industry’s highest sales volume is in the 15 to 16 ounce can size, in which we commanded an average $0.19 (19.8%) per item premium over private label products in fiscal 2002. We face competition from private label and branded competitors including Signature Fruit Company, Pacific Coast Producers (a grower cooperative), and Dole.

     We purchase raw product from approximately 500 fruit growers located in California, Oregon and Washington. We source the majority of our pineapple requirements from our former subsidiary, Del Monte Philippines, under a long-term supply agreement. The agreement provides pricing based on fixed margins.

     Tomato Products

     We are the largest branded marketer in the solid tomato category with a U.S. market share of 21.3% in fiscal 2002. We sell our tomato products under the Del Monte, Contadina and S&W brand names.

     The processed tomato category can be separated into two distinct product categories, which differ widely in terms of profitability, price sensitivity and growth potential:

•	Solid tomatoes; and
•	Paste-based tomato products.

     Processed solid tomato products include stewed, crushed, diced, chunky, wedges and puree products. It is the fastest growing category of our tomato business and generally has higher margins than paste-based tomato products. During fiscal 2002, our solid tomato products enjoyed an average premium of $0.34 (52.2%) per item over private label products.

     We believe that the diced tomato subcategory (which also includes chunky tomatoes and tomato wedges) has been growing at a substantially greater rate than the solid tomato category as a whole, as consumer preferences have trended toward more convenient cut and seasoned tomato products for meal preparation. The solid tomato category now includes value-added items, such as flavored and petite diced tomato products. We believe that there is opportunity to increase sales of solid tomato products through line extensions that capitalize on our manufacturing and marketing expertise.

     The paste-based tomato category includes ketchup, tomato sauce, tomato paste and spaghetti and pizza sauces. We market certain products under the Del Monte brand name using a “niche” marketing strategy targeted toward value-conscious consumers seeking a branded, high quality product. We also market certain products under the Contadina brand name, which is an established national brand for Italian-style tomato products. The Contadina brand also targets the food service tomato market, including small restaurants that use Contadina brand products such as finished spaghetti and pasta sauces.

     Del Monte faces competition in the tomato product category from brand name competitors including ConAgra’s Hunt’s and Rotel in the solid tomato and paste categories; Heinz and ConAgra’s Hunt’s in the ketchup subcategory; Campbell Soup’s Prego, Unilever’s Ragu, and Hunt’s in the spaghetti sauce subcategory. In addition, Del Monte faces competition from private label products in all major categories.

     We purchase raw product from approximately 20 tomato growers located in California, where approximately 90% of domestic tomatoes for processing are grown.

     Specialty Products

     Through the S&W brand, we market a line of specialty products including flavored and unflavored variety beans (which include kidney, black, garbanzo and chili beans) and baked beans (a significant part of the larger beans with meat category). The S&W bean business is primarily a western U.S. business, with estimated shares in these markets of 23.0% in variety beans and 1.6% in beans with meat in fiscal 2002. In addition, we sell Del Monte branded pickles in the western United States.

Sales, Marketing and Value-Added Services

     Sales and Marketing

     We sell our retail grocery products at the market level through independent retail brokers managed by our sales managers, and through an in-house, or direct, sales force for most club stores, supercenters and mass merchandisers. Retail brokers are independent, commissioned sales organizations which represent multiple manufacturers. During fiscal 2002, sales to these grocery customers accounted for 55.3% of our total net sales. In June 2001, we appointed Advantage Sales and Marketing (“Advantage”) to act as a single national retail grocery broker representing our products. We pay commissions to Advantage based on a percentage of sales. Advantage represents us to a broad range of grocery retailers and selected club stores. Advantage represented us on approximately 56.0% of our total net sales in fiscal 2002.

     Our club store, supercenter and mass merchandiser sales force calls on these customers, which include Wal-Mart, Sam’s, BJ’s and Target, directly (non-brokered) and is responsible for the development and implementation of sales programs for non-grocery channels of distribution. During fiscal 2002, this channel accounted for 23.3% of our total net sales. We sell to other channels, which include foodservice, food ingredients, private label and military through both our direct sales force and brokers. During fiscal 2002, these sales accounted for 21.4% of our total net sales.

     We believe that a focused and consistent marketing strategy is critical to the growth of our business. Our marketing function includes new product development, pricing strategy, consumer promotion, advertising, publicity and package design. We use consumer advertising, together with trade spending, to support awareness of new items and initial trial by consumers and to build recognition of the Del Monte, Contadina, S&W and SunFresh brand names.

     Value-Added Services

     Our category management software is designed to assist customers in managing an entire product category, including other branded and private label products in the same category. Customers using our category management services are able to more rapidly identify sales levels for various product categories so as to achieve an optimal product mix. We believe that utilization of these category management tools has contributed to increased shelf presence for our products, relative to those of our competitors.

     We also offer vendor managed inventory services which enable our customers to optimize their inventory requirements while maintaining their ability to service consumers. We manage the inventory of our products for customers who account for approximately 40% of our retail sales, or approximately 34% of our total sales. The services we provide include proprietary inventory management software that analyzes market trends to determine optimal inventory levels, and the human resources necessary to implement the software to maintain optimal inventory and service levels. We believe providing these value-added services will continue to enhance our relationships with our retail customers and will continue to help drive our long-term sales growth and competitiveness.

Foreign Sales and Operations

     Export Markets

     The following table sets forth U.S. net sales to export markets by geographic region:

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Asia	$26.0	$19.6	$17.6
South America	23.6	27.6	23.0
Mexico, Central America, the Caribbean and other countries	9.6	8.7	10.2

Total net sales to export markets	$59.2	$55.9	$50.8

     We sell our products in Asia to U.S. exporters for distribution in Asia, to Asian based distributors, licensees and Del Monte Philippines. Net sales to South America relate to sales to U.S. exporters for distribution in South America. Net sales to Mexico, Central America, the Caribbean and other countries are made to licensees and U.S. exporters.

     Foreign Operations

     In South America, we operate a food processing plant and have subsidiaries in Venezuela, Columbia, Ecuador and Peru. We purchase raw product, primarily vegetables, from approximately 12 growers in Venezuela. Any remaining raw product requirements are obtained through the open market. Our products in Venezuela are sold through seven local distributors. In Columbia, Ecuador and Peru, our products are sold through one national distributor in each country.

Customers

     Our products are carried by most food retailers in the U.S., and we have developed strong, long-term relationships with all major participants in the retail grocery trade. Our 15 largest customers during fiscal 2002 represented approximately 61% of our sales, with sales to one customer, Wal-Mart Stores, Inc., representing approximately 18% of sales. These top 15 customers have all been customers for at least ten years and, in some cases, for 20 years or more. In recent years, there has been significant consolidation in the grocery industry through acquisitions. We have sought to establish and strengthen our alliances with key customers by offering them sophisticated proprietary software applications to assist in managing their inventories. These customers increasingly rely on sophisticated manufacturers, such as Del Monte, as they become more diverse through consolidations.

Supply

     We own virtually no agricultural land. Each year, we buy over one million tons of fresh vegetables, fruit and tomatoes under approximately 2,500 contracts with individual growers and cooperatives located primarily in the United States. No supplier accounts for more than 5% of our total raw product requirements, and we do not consider our relationship with any particular raw product supplier to be material to our operations. Like other vegetable, fruit and tomato product processors, we are subject to market-wide raw product price fluctuations resulting from seasonal or other factors, however, historically these fluctuations have been negligible. We have maintained long-term relationships with growers to help ensure a consistent supply of raw product.

     We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. We provide the growers with planting schedules, seed, insecticide management, harvesting and hauling capabilities and actively participate in agricultural management and quality control with respect to all sources of supply. Our vegetable supply contracts are generally for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. In addition, our green beans are grown primarily on irrigated fields, which facilitates production of high quality, uniformly-sized beans.

     Our fruit and tomato growers are located primarily in California. Pear and cherry growers are also located in Oregon and Washington. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and are reset each year.

Contracts to purchase yellow cling peaches generally require us to purchase all of the fruit produced by a particular orchard or block of trees. Contracts for other fruits require delivery of specified quantities each year. We actively participate in agricultural management, agricultural practices, quality control and ensure compliance with all pesticide/herbicide regulations.

     In conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line of the UniMark Group, Inc. (“UniMark”) in fiscal 2001, we executed a five-year supply agreement under which a UniMark affiliate produces certain chilled, jarred and canned fruit products at its facility in Mexico. We purchase products under this supply agreement at market prices.

     In connection with the March 29, 1996 sale of DMC’s 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, we signed an eight-year supply agreement under which we source the majority of our pineapple requirements from Del Monte Philippines.

Production and Distribution

     Production

     We have a seasonal production cycle and produce the majority of our products between the months of June and October. Most of our seasonal plants operate at close to full capacity during the packing season. As of June 30, 2002, we operated twelve production facilities in the United States. See “Item 2 — Properties” for a listing of production facilities.

     Three of our production facilities and one distribution facility are located in California. As a result of California’s energy shortages, we proactively focused on securing sufficient electric and natural gas supplies for our production needs and implemented energy reduction projects to reduce our energy usage and costs. Although California’s power supplies remain unpredictable, all of our California production facilities have had the necessary energy to operate during the 2002 pack season. We also developed operating procedures to mitigate the risk of unexpected service interruptions during some of our pack operations. The Hanford plant is connected to a high-voltage transmission line that is an integral component of the service grid. We adopted a plan to voluntarily reduce power usage at Hanford by 5% to 20% to lessen the possibility of a total service interruption during peak operating periods. The Modesto plant is serviced by the Modesto Irrigation District (“MID”), which generates electricity locally and has long-term supply contracts for its remaining requirements. We have an electric supply contract effective through December 31, 2002. Upon the expiration of the contract, we expect to either enter into a new contract with the MID, or to default to the MID tariff rates.

     In the third quarter of fiscal 1998, we committed to a plan to consolidate processing operations in order to enhance the efficiency of our processing operations and to better meet competitive challenges. Implementation of the plan occurred in a specific sequence over a three-year period. In fiscal 1999, the tomato processing formerly performed at the Modesto facility was moved to the Hanford facility. During fiscal 1999, the Modesto tomato facility underwent reconfiguration to accommodate fruit processing which previously took place at the San Jose and Stockton facilities. We closed the Arlington vegetable processing facility in August 1998, the San Jose facility in December 1999 and the Stockton facility in September 2000. In January 2001, the Woodland bulk tomato paste processing plant was closed and the Hanford facility became the sole internal source of bulk tomato paste, a component of several of our tomato products.

     Co-packers are used for pineapple, tropical fruit salad, citrus fruits, mandarin oranges, pickles and certain other products, including several products sold under the S&W brand. From time to time, we also use co-packers to supplement supplies of certain processed vegetables, fruit, tomato and specialty products.

     Prior to December 1993, we produced almost all of the cans we used to package our products in the United States at our nine can manufacturing facilities located throughout the United States. In December 1993, we sold substantially all the assets (and certain related liabilities) of our can manufacturing business to the Silgan Container Corporation (“Silgan”). The transaction included the sale or lease of our nine can manufacturing facilities. In connection with this agreement, Silgan and Del Monte entered into a ten-year supply agreement, with optional successive five-year extensions by either party. The base term of the supply agreement has since been extended to December 21, 2006. Under the agreement and subject to certain exceptions, we must purchase all of our requirements for metal food and beverage containers in the United States from Silgan. However, we are entitled to consider competitive bids for up to 50% of our requirements. Silgan has the right to match any competitive offer. In addition, if Silgan is unable to supply all of such requirements for any reason, we are entitled to purchase the excess from another supplier. Price levels were originally set based on our costs of self-manufactured containers. Price changes under the contract reflect changes in Silgan’s costs or as otherwise negotiated. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement. Our current total annual can usage is approximately two billion cans.

     Distribution

     We distribute finished goods to approximately 1,900 customer destinations. See “Item 2 — Properties” for a listing of distribution centers. Customers can order products to be delivered via third party trucking, rail or on a customer pickup basis. Our distribution centers provide, among other services, casing, labeling, special packaging and cold storage. Other services we provide to customers include One Purchase Order/One Shipment, in which our most popular products are listed on a consolidated invoicing service; and the UCS Electronic Data Interchange, a paperless system of purchase orders and invoices.

Competition

     We face substantial competition throughout our product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines, as well as with private label manufacturers. In general, we compete on the basis of quality, breadth of product line, brand awareness and price. See “Business — The Industry” and “Business — Company Products.”

Information Services

     On November 1, 1992, we entered into a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide services and administration in support of our information services functions for all domestic operations. The agreement expires at the end of October 2002.

     On June 30, 2002, we entered into a ten-year agreement with EDS to provide similar services beginning November 2002. Monthly payments will be based on scheduled costs for services, a portion of which will be subject to an inflation adjustment. See Note 12 to the consolidated financial statements. Total payments to EDS were $19.6 million, $17.8 million, and $17.0 million for fiscal years 2002, 2001 and 2000, respectively.

     In June 2000, we began implementing a capability improvement program to upgrade business processes and information systems. The program is being implemented in phases and is scheduled to be substantially completed by the end of fiscal year 2004. We have contracted with Accenture to manage the implementation of this program.

Research and Development

     Del Monte’s research and development organization provides product, packaging and process development, and analytical and microbiological services, as well as agricultural research and seed production. In fiscal 2002, 2001 and 2000, research and development expenditures were $7.5 million, $7.0 million and $6.6 million, respectively. These expenditures were net of revenue for services to third parties in fiscal 2002, 2001 and 2000 of $0.5 million, $0.5 million and $0.6 million, respectively. We maintain a research and development facility in Walnut Creek, California, where we develop product line extensions and conduct research in a number of areas related to our business including seed production, packaging, pest management, food science and plant breeding.

Employees

     As of June 30, 2002, we had approximately 2,800 full-time employees. In addition, approximately 9,800 individuals are hired on a temporary basis during the pack season. We consider our relations with our employees to be good.

     We have eight collective bargaining agreements with nine union locals covering approximately 7,800 of our hourly full time and seasonal employees. Two collective bargaining agreements expire in calendar 2003, and two expire in calendar 2004. For more than 20 years, Del Monte has not experienced any work stoppages or strikes.

Intellectual Property

     We own a number of registered and unregistered trademarks for use in connection with various food products, including the following:

• Del Monte	• Fruit Cup
• Contadina	• Orchard Select
• S&W	• Tropical Select
• SunFresh	• Fruit Naturals

     These trademarks are important to us because brand name recognition and the product quality associated with our brands are key factors in the success of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We are not aware of any material challenge to our ownership of our major trademarks.

     We own seven issued U.S. patents covering food preservation methods, extracts and colors, and a method for sealing cans. The patents expire between 2006 and 2014 and cannot be renewed. Patents are generally not material to our business.

     We have developed a number of proprietary vegetable seed varieties, which we protect by restricting access and/or by the use of non-disclosure agreements. There is no guarantee that these means will be sufficient to protect the secrecy of our seed varieties. In addition, other companies may independently develop similar seed varieties. We have obtained U.S. plant variety protection certificates under the Plant Variety Protection Act on some of our proprietary seed varieties. Under a protection certificate, the breeder has the right, among other rights, to exclude others from offering or selling the variety or reproducing it in the United States. The protection afforded by a protection certificate generally runs for 20 years from the date of its filing and is not renewable.

     In March 2001, we acquired the worldwide rights to the S&W brand name from Tri-Valley Growers, an agricultural cooperative.

     In September 2000, we acquired the rights to the SunFresh brand of citrus and tropical fruit from UniMark.

     In December 1997, we acquired the rights to the Contadina brand from Nestle USA, Inc. for processed tomato products. Nestle retained the rights to use the Contadina brand name on refrigerated pastas and sauces through December 2002, at which time those rights will revert to Del Monte.

     We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets, generally outside of the United States to acquiring companies or their affiliates. In particular, Kraft Foods Inc. holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines); Cirio Del Monte Foods International and its affiliates hold the rights in Europe, Africa, the Middle East and the Indian Subcontinent. ConAgra Foods Inc., through the acquisition of International Home Foods, holds the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico. Del Monte Pan American of Panama holds similar rights in Central America and the Caribbean. Del Monte Pacific Resources Limited controls the rights in the Philippines to the Del Monte brand name. With the South America acquisition, we reacquired the rights to the Del Monte brand in South America. Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world. With respect to dried fruit, nuts and dried fruit and nut mixes, Premier Valley Foods holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean.

     We retain the right to review the quality of the licensee’s products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and the licensees must periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

     We have also granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with certain bank financing, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

Governmental Regulation; Environmental Compliance

     As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance. We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

     As a result of our agricultural, food processing and canning activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply at all times with all of these laws and regulations and are not aware of any instances of material non-compliance. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•	We are conducting groundwater remediation at our Stockton, California property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. We are in discussions with governmental authorities regarding remedial alternatives. At the present time, we are unable to predict the total cost for the remediation. Further, investigation and remediation of environmental conditions may be required in the future at other properties currently or formerly owned or operated by us. Nonetheless, based on current information, we do not expect that the costs associated with the Stockton, California remediation or any other potential future remediation will have a material adverse effect on our financial condition.

•	Governmental authorities and private claimants have notified us that we may be liable for environmental investigation and remediation costs at certain contaminated sites, including certain third-party sites at which we disposed of wastes. We may be liable because of alleged leaks, spills, releases or disposal of certain wastes or other substances at these sites. With respect to a majority of these sites, we have settled our liability. Based upon the information currently available, we do not expect that our liability for the remaining sites will be material. We may receive additional claims that we are potentially liable for environmental investigation and remediation costs at other sites in the future.

     We spent approximately $6.9 million on environmental expenditures from fiscal 2000 through fiscal 2002, primarily related to wastewater treatment systems, settlement of environmental litigation and underground storage tank (“UST”) remediation activities. We project that we will spend an aggregate of approximately $2.5 million in fiscal 2003 and 2004 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of our fruit and tomato processing operations and continued UST remediation activities. We believe that our environmental liabilities will not have a material adverse effect on our financial position or results of operations.

Working Capital

     We maintain a revolving line of credit to fund our seasonal working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality”) Our working capital requirements are seasonally affected by the growing cycle of the vegetables, fruits and tomatoes we process. Our inventory position is seasonally affected by this growing cycle. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly throughout the year.

Backlog

     We do not experience significant backlog.

History

     The predecessor of Del Monte was originally incorporated in 1916 and remained a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. (“RJR Nabisco”). In December 1989, RJR Nabisco sold Del Monte’s fresh produce operations to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco for $1.5 billion (“RJR Nabisco Sale”). Following this sale, Del Monte divested several of its non-core businesses and all of its foreign operations. In April 1997, Del Monte was recapitalized with an equity infusion from Texas Pacific Group, its affiliates and other investors. In February 1999, Del Monte again became a publicly traded company and is listed on the New York Stock Exchange and the Pacific Exchange under the symbol “DLM”.

     On December 19, 1997, we acquired assets comprising Nestle USA, Inc.’s U.S. business of manufacturing and marketing certain processed tomato products (“Contadina”) and the rights to Contadina processed tomato products.

     On August 28, 1998, we reacquired the rights to the Del Monte brand in South America from Nabisco, Inc. and purchased Nabisco’s processed vegetable and tomato business in Venezuela.

     On September 1, 2000, we acquired the rights to the SunFresh brand citrus and tropical fruits line of UniMark and entered into a five-year supply agreement under which a UniMark affiliate would produce certain chilled and processed fruit products at its facility in Mexico. We purchase products under this supply agreement at market prices.

     On March 13, 2001, we acquired the inventory and rights to the brand name of the S&W business from Tri Valley Growers, an agricultural cooperative association. S&W products are distributed nationally with a strong concentration in the western United States. These products include processed fruits, tomatoes, vegetables, beans and specialty sauces.

     On June 12, 2002, Del Monte and Heinz entered into the Merger Agreement under which Del Monte expects to merge with the Heinz Businesses. Subject to the approval of our stockholders, receipt by Heinz of a private revenue ruling from the Internal Revenue Service and satisfaction of other conditions to closing, we currently anticipate that the merger will be completed during the fourth calendar quarter of 2002 or the first calendar quarter of 2003.

Item 2. Properties

     As of June 30, 2002, we operate twelve production facilities and seven distribution centers in the United States. See “Business — Sales, Marketing and Value-Added Services,” “— Supply” and “— Production and Distribution”. Our production facilities are owned properties, while our distribution centers are owned or leased. We have various warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Virtually all of our properties, whether owned or leased, are subject to liens or security interests.

     The following table lists our production facilities and distribution centers located in the United States:

	Square Footage

Location	Owned	Leased	Primary Product Lines

Production Facilities:(*)
Hanford, CA	651,000	675,000	Tomato Products
Kingsburg, CA	229,000	270,000	Peaches and Zucchini
Modesto, CA	440,000	1,046,000	Apricots, Peaches, Fruit Cocktail, Fruit Cup, Chunky Fruit, Diced Pears, Plastic Cup and Orchard Select
Mendota, IL	246,000	304,000	Peas, Carrots, Corn, Lima Beans, Mixed Vegetables and Peas and Carrots
Plymouth, IN	156,000	140,000	Paste-Based Tomato Products and Pineapple Juice
Sleepy Eye, MN	230,000	128,000	Peas and Corn
Crystal City, TX	362,000	—	Green Beans, Spinach, Carrots, Beets, Potatoes and Tomato Sauce
Toppenish, WA	229,000	273,000	Asparagus, Corn, Lima Beans and Peas
Yakima, WA	211,000	123,000	Pears and Cherries
Cambria, WI	136,000	277,000	Green Beans, Italian Beans, Corn and Peas
Markesan, WI	299,000	129,000	Green Beans, Wax Beans and Italian Beans
Plover, WI	298,000	225,000	Green Beans, Carrots, Beets and Potatoes

Distribution Centers:
Birmingham, AL	—	293,000
Clearfield, UT	—	80,000
Dallas, TX	—	175,000
McAllen, TX	138,000	—
Rochelle, IL	559,000	144,000
Stockton, CA	—	512,000
Swedesboro, NJ	267,000	60,000

*	Includes owned manufacturing and owned or leased warehouse and storage capacity.

     We have one food processing plant in Venezuela, which was purchased from Nabisco, Inc. as part of the reacquisition of the rights to the Del Monte brand in South America in August 1998. The plant in Venezuela is located in Turmero, approximately 70 miles from Caracas.

     Our principal administrative headquarters are located in leased office space in San Francisco, California. We own our primary research and development facility in Walnut Creek, California.

     We hold certain properties for sale and dispose of land and facilities no longer required for our operations. See Note 14 to the consolidated financial statements of Del Monte for the year ended June 30, 2002.

     We consider our facilities to be suitable and adequate for our business and to have sufficient production capacity for the purposes for which they are currently intended.

Item 3. Legal Proceedings

     We are a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that we breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of our company and our prospects for sale. The plaintiff also alleges that it relied on our alleged statements in selling its preferred and common stock interest in our company to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. The discovery phase of the case has been completed and we have filed a motion for summary judgment of the plaintiff’s claims. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. Nevertheless, we believe that our insurance coverage will be adequate to cover any material liability, fees and costs that we may incur with respect to this litigation. We are defending this proceeding vigorously.

     We are also involved from time to time in various legal proceedings incidental to our business, including claims with respect to product liability, worker’s compensation and other employee claims, tort and other general liability, for which we carry insurance, as well as trademark, copyright and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position. See “Business — Governmental Regulation; Environmental Compliance” for a description of certain environmental matters in which we are involved.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of Del Monte Foods Company

     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. These individuals hold the same positions with DMC. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Positions

Richard G. Wolford	58	Chairman, President, Director and Chief Executive Officer
Wesley J. Smith	55	Director and Chief Operating Officer
David L. Meyers Marvin A. Berg	56 56	Executive Vice President, Administration and Chief Financial Officer Senior Vice President, Eastern Region
Richard L. French Thomas E. Gibbons	45 54	Senior Vice President, Chief Accounting Officer and Controller Senior Vice President and Treasurer
Marc D. Haberman	39	Senior Vice President, Marketing
Irvin R. Holmes	50	Senior Vice President, Customer Marketing and Sales Development
Robert P. Magrann	58	Senior Vice President, Sales
James Potter	45	Senior Vice President, General Counsel and Secretary
William J. Spain David L. Withycombe	60 50	Senior Vice President and Chief Corporate Affairs Officer Senior Vice President, Western Region

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

     David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined Del Monte in 1989. He was elected Chief Financial Officer of Del Monte in December 1992 and served as a member of the Board of Directors of Del Monte from January 1994 until consummation of Del Monte’s recapitalization. Prior to joining Del Monte, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983).

     Marvin A. Berg, Senior Vice President, Eastern Region. Mr. Berg joined Del Monte in 1976 and was elected to his current position in October 2000. Mr. Berg was Vice President, Eastern Manufacturing from 1995 to October 2000 and has held a variety of manufacturing positions at Del Monte.

     Richard L. French, Senior Vice President, Chief Accounting Officer and Controller. Mr. French joined Del Monte in 1980 and was elected to his current position in May 1998. Mr. French was Vice President and Chief Accounting Officer of Del Monte from August 1993 through May 1998 and has held a variety of positions within Del Monte’s financial organization.

     Thomas E. Gibbons, Senior Vice President and Treasurer. Mr. Gibbons joined Del Monte in 1969 and was elected to his current position in February 1995. He was elected Vice President and Treasurer of Del Monte in January 1990. Mr. Gibbons’ prior experience also includes a variety of positions within Del Monte’s and RJR Nabisco’s tax and financial organizations.

     Marc D. Haberman, Senior Vice President, Marketing. Mr. Haberman joined Del Monte in January 1999 and was elected to his current position in August 2001. From February 2000 until July 2001, Mr. Haberman was Senior Vice President, Strategic Planning and Business Development. From January 1999 until February 2000 Mr. Haberman was Vice President, Strategic Planning and Business Development. Prior to that he was with Sunbeam Corporation from 1996 until 1998 where he was Category Leader for Sunbeam’s appliance business. From 1992 to 1996, Mr. Haberman was a consultant with McKinsey & Co.

     Irvin R. Holmes, Senior Vice President, Customer Marketing and Sales Development. Mr. Holmes joined Del Monte in November 1990 and was elected to his current position in August 2001. From November 1999 until July 2001, Mr. Holmes was Senior Vice President, Marketing. From May 1998 to November 1999 he was Senior Vice President, Marketing, Vegetables and Tomatoes. Since joining Del Monte in 1990, Mr. Holmes has held a variety of marketing positions.

     Robert P. Magrann, Senior Vice President, Sales. Mr. Magrann joined Del Monte in April 2001 as Senior Vice President, Sales. Prior to that he was with The Couponbasket, Inc. where he was President and Chief Executive Officer since July 2000. From March 2000 to July 2000, Mr. Magrann was Executive Vice President, Worldwide Sales for Kenosia Marketing Corporation. He was Senior Vice President, Sales and Marketing at Tetley USA from 1996 until March 2000.

     James Potter, Senior Vice President, General Counsel and Secretary. Mr. Potter joined Del Monte in October 2001. From December 1997 to December 2000, he was Executive Vice President, General Counsel and Secretary of Provident Mutual Life Insurance Company. From 1989 to November 1997, Mr. Potter was the Chief Legal Officer of The Prudential Bank and Trust Company and The Prudential Savings Bank, subsidiaries of The Prudential Insurance Company of America.

     William J. Spain, Senior Vice President and Chief Corporate Affairs Officer. Mr. Spain joined Del Monte in 1966 and was elected to his current position in January 1999. Previously, he was Del Monte’s Senior Vice President, Technology. Mr. Spain has also held various positions within Del Monte in corporate affairs, production management, quality assurance, environmental and energy management, and consumer services.

     David L. Withycombe, Senior Vice President, Western Region. Mr. Withycombe joined Del Monte in 1974 and was elected to his current position in October 2000. Mr. Withycombe was Vice President, Western Manufacturing from 1992 to October 2000 and has held a variety of manufacturing positions at Del Monte.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Not applicable.

Item 6. Selected Financial Data

     The following table sets forth historical consolidated financial information of Del Monte. The statement of operations data for each of the fiscal years in the five-year period ended June 30, 2002 and the balance sheet data as of June 30, 2002, 2001, 2000, 1999 and 1998 have been derived from consolidated financial statements of Del Monte audited by KPMG LLP, independent auditors. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements of Del Monte and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,

	2002	2001	2000	1999	1998

	(In millions, except share and per share data)
Statement of Operations Data:
Net sales(a)(b)	$1,322.4	$1,291.4	$1,214.8	$1,267.8	$1,115.4
Cost of products sold(b)(c)	1,033.2	1,009.9	920.5	998.3	898.2
Selling, administrative and general expense(a)(d)(e)(f)	161.9	140.4	136.9	139.5	125.4
Special charges related to plant consolidation(g)	1.3	14.6	10.9	17.2	9.6
Merger-related expenses(h)	7.3	—	—	—	—

Operating income	118.7	126.5	146.5	112.8	82.2
Interest expense(i)	57.5	74.6	67.1	77.6	77.5
Loss on financial instruments(j)	5.8	—	—	—	—
Other (income) expense(k)(l)(m)	(0.5)	(4.8)	—	2.0	(1.3)

Income before income taxes and extraordinary item	55.9	56.7	79.4	33.2	6.0
Provision (benefit) for income taxes	16.1	16.7	(53.6)	0.5	0.5

Income before extraordinary item	39.8	40.0	133.0	32.7	5.5
Extraordinary loss, net of tax benefit(n)	1.3	26.2	4.3	19.2	—

Net income	$38.5	$13.8	$128.7	$13.5	$5.5

Net income attributable to common shares(o)	$38.5	$13.8	$128.7	$9.9	$0.2
Diluted net income per common share(o)	$0.73	$0.26	$2.42	$0.23	$0.01
Weighted average number of diluted shares outstanding	53,048,968	52,767,734	53,097,898	42,968,652	32,355,131

	June 30,

	2002	2001	2000	1999	1998

	(In millions)
Balance Sheet Data:
Working capital	$327.4	$391.0	$149.8	$187.3	$210.2
Total assets	1,070.0	1,124.1	1,040.7	872.0	845.1
Total debt	590.5	714.3	632.1	543.4	709.7
Redeemable preferred stock	—	—	—	—	32.5
Stockholders’ equity (deficit)	31.7	24.9	10.6	(118.4)	(349.8)

	Year Ended June 30,

	2002	2001	2000	1999	1998

	(In millions)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$169.4	$89.6	$(7.1)	$96.1	$97.0
Cash flows used in investing activities	(41.3)	(94.2)	(65.9)	(86.2)	(222.0)
Cash flows (used in) provided by financing activities	(123.6)	11.9	71.2	(9.9)	127.0
Capital expenditures	43.6	45.4	67.8	55.0	32.1

Other Data:(p)
EBIT(q)	$113.4	$131.3	$146.5	$110.8	$83.5
Depreciation and amortization(r)	30.4	32.5	32.3	33.5	28.3

EBITDA(s)	$143.8	$163.8	$178.8	$144.3	$111.8

(a)	As a result of the adoption of EITF 00-14 and EITF 00-25 on July 1, 2001 (codified by EITF 01-9), prior year balances have been reclassified to conform to current year presentation. EITF 00-14 and EITF 00-25 required certain costs related to coupon redemption and performance allowances previously recorded as selling, administrative and general expenses to be reclassified and presented as a reduction to sales. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of $220.6 million, $247.3 million, $236.7 million and $197.9 million, in both net sales and selling, administrative and general expenses, for the previously reported years ended June 30, 2001, 2000, 1999 and 1998, respectively.

(b)	Contadina universal product codes (UPC) conversion. Fiscal 2002 net sales includes the effects of $1.3 million of trade promotion expenses to convert the universal product codes on Contadina products resulting from the acquisition of the business in December 1997. Fiscal 2001 cost of products sold includes $0.6 million of packaging obsolescence resulting from the conversion of universal product codes for Contadina products related to the acquisition.

(c)	Inventory write-up. In fiscal 2002, inventory step-up charges of $1.0 million were included in cost of products sold resulting from the purchase price allocation related to the S&W acquisition. In fiscal 2001, inventory step-up charges of $2.6 million were included in cost of products sold resulting from the purchase price allocations related to the S&W and SunFresh acquisitions. In fiscal 1999, inventory step-up charges of $2.8 million were included in cost of products sold due to the purchase price allocation related to the Contadina and South America acquisitions. In fiscal 1998, inventory step-up charges of $3.4 million were included in cost of products sold resulting from the purchase price allocation related to the Contadina acquisition.

(d)	Asset value (recapture). Fiscal 2000 selling, administrative and general expense includes the recapture of $2.3 million of a previously recorded impairment in value of a closed production facility. In the fourth quarter of fiscal 2000, Del Monte entered into a joint venture to develop the site of a former dried fruit plant location in San Jose, California. This propery had previously been written-down in fiscal 1996 upon our adoption of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The value assigned to this property, which was contributed in the joint venture, was higher than the carrying cost resulting in a recapture of the previous write-down.

(e)	Acquisition-related expenses. In fiscal 2001, acquisition-related expenses of $0.1 million were included in selling, administrative and general expense in relation to the SunFresh acquisition. In fiscal 1999, indirect acquisition-related expenses of $0.9 million and $0.5 million of start-up costs were included in selling, administrative and general expense in relation to the Contadina and South America acquisitions. In fiscal 1998, $6.9 million of indirect acquisition-related expenses were included in selling, administrative and general expense in connection with the Contadina acquisition.

(f)	Benefit costs. In fiscal 1998, non-cash charges of $2.9 million were included in selling, administrative and general expense relating to stock compensation and related benefit expense.

(g)	Special charges related to plant consolidation. Special charges related to plant consolidation includes ongoing fixed costs and other restructuring costs resulting from the consolidation of certain Del Monte facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for further information.

(h)	Merger-related expenses. In fiscal 2002, $7.3 million of merger-related expenses were recorded in relation to the proposed merger with some of Heinz’s businesses. See Note 2 to the consolidated financial statements for the year ended June 30, 2002.

(i)	Interest expense. In fiscal 2002, interest expense includes a credit to interest expense of $2.9 million reflecting a release to earnings from the $5.8 million swap liability attributed to the January 23, 2002 to June 30, 2002 period.

(j)	Loss on financial instruments. On January 23, 2002, the fair value of certain interest rate swaps was a liability of $5.8 million. Changes in fair value of the swaps, prior to January 23, 2002, are reflected in the income statement. On January 23, 2002 these swaps were designated as cash flow hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Instruments” (as amended by SFAS 137 and 138). Changes in the fair value of the swaps subsequent to the January 23, 2002 designation date are recorded primarily in accumulated other comprehensive income/loss in Stockholders’ Equity.

(k)	Release of a contingent liability. Credits of $0.7 million and $4.8 million in fiscal 2002 and 2001, respectively, were included in other (income) expense and reflect the reversal of an accrual for a contingent liability no longer required.

(l)	Terminated transactions. In fiscal 1999, terminated transactions expense of $2.1 million were included in other (income) expense and relates to costs of a public equity offering that was withdrawn due to conditions in the equity securities market in July 1998.

(m)	Legal expenses. In fiscal 2002, legal expenses of $0.7 million were included in other (income) expense related to litigation associated with the 1997 recapitalization transaction.

(n)	Extraordinary loss, net of tax benefit. Del Monte made prepayments on its term loan that totaled $120.0 million during fiscal 2002. As a result, Del Monte incurred an extraordinary loss of $2.1 million ($1.3 million net of tax) related to the write-off of previously capitalized debt issuance costs. On May 15, 2001, Del Monte refinanced its debt outstanding, as described more fully in Note 6 of the consolidated financial statements as of and for the year ended June 30, 2002. In connection with this refinancing, an extraordinary loss of $42.3 million ($26.2 million net of tax) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred issuance costs and original issue discount. During February 2000, Del Monte repurchased $31.0 million of senior subordinated notes. In conjunction with this repurchase, an extraordinary loss of $5.2 million ($4.3 million net of tax) was recorded. This extraordinary loss consisted of $3.7 million ($3.1 million net of tax) of prepayment premiums and a $1.5 million ($1.2 million net of tax) write-off of previously capitalized deferred debt issuance costs and original issue discount. In fiscal 1999, Del Monte recorded a $19.2 million extraordinary loss. In conjunction with the February 1999 public equity offering, Del Monte redeemed all outstanding preferred stock, a portion of senior subordinated notes and a portion of senior discount notes, as well as an early retirement of senior debt. In connection with these payments, $5.5 million of previously capitalized debt issuance costs were written off and $13.7 million of redemption premiums were paid, both of which Del Monte recorded as extraordinary items.

(o)	Net income per common share is computed as net income reduced by the cash and in-kind dividends for the period on redeemable preferred stock, divided by the weighted average number of diluted shares outstanding.

(p)	Other data includes non-GAAP measures that may not be comparable to similarly titled measures reported by other companies.

(q)	EBIT represents income before income taxes and extraordinary item plus interest expense.

(r)	Depreciation and amortization excludes amortization of $3.1 million, $3.3 million, $3.0 million, $3.4 million and $3.3 million of deferred debt issuance costs for fiscal 2002, 2001, 2000, 1999 and 1998, respectively, which are included in the caption “Interest expense.” In addition, in fiscal 2001, 2000, 1999 and 1998, depreciation and amortization excludes accelerated depreciation of $0.9 million, $4.3 million, $9.4 million and $3.0 million, respectively. Accelerated depreciation is included in the caption “Special charges related to plant consolidation”.

(s)	EBITDA is a measure of liquidity used by Del Monte and members of the financial community to assess the cash flow generating capabilities of our on-going operations and our ability to service debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of our company during the three-year period ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements of our company for the three-year period ended June 30, 2002 and related notes included elsewhere in this Annual Report on Form 10-K.

General

     We report our financial results on a July 1 to June 30 fiscal year basis to coincide with our inventory production cycle, which is highly seasonal. Raw product is harvested and processed primarily in the months of June through October, during which time inventories rise to their highest levels. At the same time, consumption of processed products declines, reflecting, in part, lower levels of promotional activity, the availability of fresh alternatives and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Results over the remainder of the fiscal year are affected by many factors including industry supply and our share of that supply. See “— Seasonality”.

     Our processed vegetables, fruits and tomato products are generally considered staple foods. We believe consumers purchase our products, like other basic food items, reasonably independent of economic cycles. However, retail consolidation and competitive pressures are causing many food retailers to concentrate on increasing operating efficiencies, generating cash flow and decreasing working capital requirements. Retailers are focused on decreasing their own inventory requirements by reducing the inventory carried, implementing more sophisticated shelf-management programs and consolidating their distribution centers and other infrastructures. Although consumer consumption of our products generally has remained stable, retailers have been selling more of our products from their inventory rather than purchasing from us. As a result, the volume of our products shipped to retailers has been less than the volume of our products purchased by consumers at retailers.

     During the fourth quarter of fiscal 2000, trade customers reduced the inventory levels they had built earlier in preparation of possible “Year 2000” shortages. This inventory reduction continued at a modest rate into fiscal 2001 and continued to a lesser extent throughout this year. This reduction of retail inventory decreased our shipments in the short-term and adversely affected our sales growth, operating margins, cash flows and working capital. In addition, it caused us to have excess inventory. The resulting lower sales volume also affected our ability to offset the increase in production costs experienced in fiscal 2001. Because we produce the majority of our products in the summer months, we decreased our summer 2001 production of vegetables to reduce our inventory levels, which lowered our working capital requirements. We reduced our summer 2001 production below our anticipated level of sales for fiscal 2002, generating significant cash flows that contributed to our $120.0 million prepayment of our term loan.

     Consistent with our strategy to generate growth through acquisitions, we consummated the acquisitions of Contadina in December 1997, SunFresh in September 2000 and S&W in March 2001. The Contadina acquisition solidified us as the branded market leader in the high margin processed solid tomato category and established a strong presence for us in the branded paste-based tomato products category, which includes tomato paste, tomato sauce and pizza sauce. In addition to further diversifying our revenue base, the Contadina acquisition expanded our processing scale, which has resulted in production cost efficiencies. We believe the SunFresh and S&W acquisitions will also provide further cost savings through manufacturing efficiencies and growth opportunities in new markets. We also reacquired the rights to the Del Monte brand in South America in August 1998, which opened a new geographic market for our company.

     In the third quarter of fiscal 1998, we developed a plan to consolidate processing operations over a three-year period. Among the facilities we acquired in connection with the Contadina acquisition was a state-of-the-art tomato processing facility at Hanford, California. We closed the Arlington vegetable processing facility in August 1998, the San Jose fruit processing facility in December 1999, the Stockton fruit processing facility in September 2000 and the Woodland bulk tomato-paste processing facility in January 2001. We recorded special charges related to plant consolidations of $1.3 million, $14.6 million and $10.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. We expect to incur ongoing costs for security, insurance, taxes and other miscellaneous caretaker expenses until these properties are sold. See Note 14 to the consolidated financial statements for the year ended June 30, 2002.

     This plant consolidation plan is a major component of a capital investment program identified over five years ago. As of June 30, 2002, approximately $98.9 million has been capitalized for this program over the preceding five years. We achieved cumulative cost savings of approximately $165.0 million from this capital investment program. Cost savings were achieved through reduced headcount from closing the facilities; reduced raw product costs and freight savings, improved raw product recovery as a result of sourcing produce closer to where it is processed and reduced facility fixed costs for depreciation, maintenance, taxes and insurance due to the closure of processing facilities.

Results of Operations

     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year Ended June 30,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of products sold	78.1	78.2	75.8
Selling, administrative and general expense	12.2	10.9	11.2
Special charges related to plant consolidation	0.1	1.1	0.9
Merger-related expenses	0.6	—	—

Operating income	9.0%	9.8%	12.1%

Interest expense	4.3%	5.8%	5.5%

     The following table sets forth our total net sales, expressed in dollar amounts and as percentages of our total net sales, for the periods indicated:

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Net Sales:(a)
Processed vegetables(b)	$434.0	$418.6	$402.8
Processed fruit(b)	546.6	548.8	498.1
Tomato and Specialty products(b)	326.0	309.2	302.4

Subtotal domestic	1,306.6	1,276.6	1,203.3
South America	16.1	15.2	12.0
Intercompany sales	(0.3)	(0.4)	(0.5)

Total net sales	$1,322.4	$1,291.4	$1,214.8

As a Percentage of Net Sales:
Processed vegetables(b)	32.8%	32.4%	33.1%
Processed fruit(b)	41.3	42.5	41.0
Tomato and Specialty products(b)	24.7	23.9	24.9

Subtotal domestic	98.8	98.8	99.0
South America	1.2	1.2	1.0
Intercompany sales	(0.0)	(0.0)	(0.0)

Total	100.0%	100.0%	100.0%

(a)	On July 1, 2001, Del Monte adopted EITF 00-14 and EITF 00-25 (codified by EITF 01-9), which required certain costs related to coupon redemption and performance allowances previously recorded as selling, administrative and general expense in our historical consolidated financial statements to be reclassified and presented as a reduction to sales. Financial statements for prior periods presented for comparative purposes are also required to be reclassified to comply with the statement of income display of EITF Issue No. 01-9. As a result, total costs of $220.6 million and $247.3 million, for the years ended June 30, 2001 and 2000, respectively, recorded as selling, general and administrative in the consolidated statements of income were reclassified and presented as a reduction to sales included in this table.

(b)	Includes sales of the entire product line across each channel of distribution, including sales to grocery chains, club stores, supercenters, mass merchandisers, and other grocery retailers, as well as our foodservice, food ingredients, export and private label businesses and military and government sales.

Seasonality

     Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our historical net sales have exhibited seasonality, with the second and third fiscal quarters generally having the highest net sales. These two quarters reflect increased sales of our products during the holiday period in the United States extending from late November through December, as well as sales associated with the Easter holiday. Lower levels of promotional activity, the availability of fresh produce and other factors have historically affected net sales in the first fiscal quarter. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix. Our fruit operations have a greater percentage of annual sales and cost of products sold in the first fiscal quarter, as compared to our vegetable and tomato operations, due principally to increased sales of single-serve fruit products during the “back to school” period. Generally, we have a greater percentage of annual sales and cost of products sold in the second and third fiscal quarters, principally due to the year-end holiday season. Promotional expenses, which are presented as a reduction to net sales, tend to be greater in the first half of the fiscal year, primarily due to the “back to school” period and the year-end holiday season, while Easter is the only major holiday in the second half of the fiscal year.

     The annual production volume of vegetables, fruit and tomatoes is planned based on anticipated demand for the following year. Annual production is also influenced by raw product availability related to general seasonal fluctuations primarily due to weather and overall growing conditions.

Fiscal 2002 vs. Fiscal 2001

     Net sales. Consolidated net sales for fiscal 2002 increased $31.0 million, or 2.4%, from fiscal 2001. The increase in net sales in fiscal 2002 is due primarily to the acquisition of the S&W business ($71.8 million) and the impact of a July 1 retail price increase, net of the impact of higher trade promotion expenses related to the price increase. Net sales also continue to reflect the shift in sales volume from the slower-growth grocery channel to the higher-growth club, supercenter and mass merchandiser channel. Fiscal 2002 net sales includes the effect of $1.3 million of trade promotion expenses to convert the universal product codes on Contadina products resulting from the acquisition of the business in December 1997. We were required to pay retailers reshelving costs resulting from the change to Del Monte universal product codes. Approximately 1.2% of consolidated net sales was generated by our South American businesses in both fiscal 2002 and 2001.

     The increase in retail sales prices contributed to a decline in the major vegetable and fruit categories in fiscal 2002 compared to fiscal 2001. We led the industry in raising our vegetable prices and were quickly followed by branded competitors and then private label. In fruit, our price spread versus private label widened during fiscal 2002 due to the price increase and although private label prices increased, they did not fully match our price increase. Consumption of processed fruit in the grocery channel declined in fiscal 2002 versus fiscal 2001, and the price spread versus private label contributed to consumption of our fruit products declining at a rate greater than the category. For tomato products, our price increase followed an increase initiated by another branded competitor and followed broadly across the category.

     We continued to respond to consumer trends in the single-serve fruit snacking business by introducing two new Fruit & Gel To-Go items in the first quarter of fiscal 2002. We also incurred trade promotion expenses to expand our distribution of our SunFresh processed citrus products acquired in fiscal 2001. The new product introductions and distribution expansion resulted in increases in trade promotion expenses of $3.5 million in fiscal 2002 compared to fiscal 2001.

     We continue to be impacted by competitive pressure in the single-serve fruit business, which has resulted, and may continue to result, in higher trade and consumer promotion expenses. We believe the single-serve fruit business is an important high-growth category and we expect to continue to invest in this category.

     In fiscal 2002, our market share for vegetable products, based on case volume, was 22.8% versus 22.1% in the previous year. Our market share for fruit products was 43.2% compared to 43.9% in the previous year, and our market share for solid tomato products was 21.3% in fiscal 2002 compared to 20.1% in fiscal 2001.

     Cost of products sold. Cost of products sold increased $23.3 million, or 2.3%, compared to fiscal 2001. The increase in cost of products sold was primarily due to higher manufacturing costs due to lower production volumes as a result of our initiative to reduce inventory levels, and an unfavorable sales mix. The increase in manufacturing costs was somewhat offset by continued cost savings from capital spending initiatives. Cost of products sold includes inventory step-up charges resulting from the sale of inventory on-hand at acquisition for the S&W and SunFresh businesses. Fiscal 2002 includes $1.0 million of inventory step-up charges related to the S&W acquisition, and fiscal 2001 includes $2.6 million of inventory step-up charges related to the acquisition of both the S&W and SunFresh businesses. Fiscal 2001 includes $0.6 million of packaging obsolescence resulting from the conversion of universal product codes for Contadina products related to the acquisition of the business.

     Selling, administrative and general expenses. Selling, administrative and general expenses increased by $21.5 million, or 15.3%, compared to fiscal 2001. This increase was due primarily to lower returns on pension assets, higher information technology expense, and higher rental expense due to the relocation of our corporate headquarters in December 2000. In addition, sales and marketing expenses to support the S&W business and new products contributed to the increases over fiscal 2001.

     Research and development costs of $7.5 million and $7.0 million in fiscal 2002 and 2001, respectively, were included in general and administrative expenses.

     Special charges related to plant consolidation. As discussed in Note 14 to the consolidated financial statements for fiscal 2002, we incurred special charges of $1.3 million in fiscal 2002 compared to special charges of $14.6 million in fiscal 2001. Details of the special charges are as follows:

	Year Ended June 30,

	2002	2001

	(In millions)
Severance accrual	$0.2	$0.6
Severance accrual reversal	—	(1.1)
Asset write-off	—	10.4
Asset write-down reversal	(0.2)	—
Ongoing fixed costs and asset removal/ disposal costs of dormant facilities	1.3	3.8
Accelerated depreciation	—	0.9

Special charges related to plant consolidation	$1.3	$14.6

     Both the severance accrual and severance accrual reversal were related to the closure of the Woodland facility. Asset write-off was related to assets no longer used in operations at the Woodland and Stockton facilities. Asset write-down reversal was related to a reduction of an accrual for the closure of the Woodland facility, as the proceeds from the sale of the facility exceeded the original projections. On-going fixed costs and asset removal/disposal costs of dormant facilities included period costs primarily incurred at the San Jose, Stockton and Woodland facilities, as well as costs incurred for removal of fruit processing equipment to be disposed at the Stockton facility. We expect to incur ongoing costs for security, insurance, taxes and other miscellaneous caretaker expenses until these properties are sold. Special charges also included accelerated depreciation expense resulting from the effects of adjusting the assets’ remaining useful lives to accelerate the depreciation thereof.

     Merger-related expenses. In fiscal 2002, merger-related expenses included $7.3 million primarily related to the proposed merger of DMC and the Heinz Businesses. See “Recent Developments” and Note 2 to the consolidated financial statements for the year ended June 30, 2002 for a description of the proposed merger. In addition, part of the $7.3 million merger-related expenses related to a proposed alternative transaction with a third party.

     Interest expense. Interest expense decreased 22.9% in fiscal 2002 compared to fiscal 2001. This decrease was due primarily to lower interest rates and lower average debt balances. Interest expense includes $4.2 million of expense in excess of market rates due to the impact of interest rate swap agreements. On January 23, 2002, we designated our interest rate swaps as cash flow hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Instruments” (“SFAS 133”), as amended by SFAS 137 and 138. We recorded a liability of $5.8 million representing the fair value of the swaps on January 23, 2002. Interest expense includes a credit of $2.9 million, reflecting a release to earnings from the $5.8 million liability attributed to the January 23, 2002 to June 30, 2002 period. See Note 7 to the consolidated financial statements for further information about the interest rate swaps.

     Interest expense includes amortization of deferred debt issuance costs of $3.1 million and $3.3 million in fiscal 2002 and 2001, respectively.

     Loss on financial instruments. Loss on financial instruments for fiscal 2002 was $5.8 million due to the change in the fair value of the interest rate swaps before they were designated as hedging instruments on January 23, 2002, as described in Note 7 of the consolidated financial statements.

     Other income. The $0.5 million other income for fiscal 2002 consists primarily of dividend income and the reversal of an accrual of $0.7 million for a contingent liability that is no longer required, offset by an accrual of $0.7 million for litigation expense related to our recapitalization transaction in 1997. The $4.8 million other income for fiscal 2001 was due to the reversal of an accrual for a contingent liability that is no longer required.

     Provision for income taxes. The provision for income taxes decreased $0.6 million to $16.1 million for fiscal 2002 from $16.7 million for fiscal 2001. The decrease in the fiscal 2002 provision was due primarily to the reversal of a larger amount of valuation allowances in fiscal 2002 compared to fiscal 2001. The effective tax rate for fiscal 2002 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards. The amount of state tax credits utilized in fiscal 2002 was smaller than the amount utilized in fiscal 2001.

     Extraordinary item. The extraordinary item resulted from the write-off of $2.1 million ($1.3 million net of tax) of previously capitalized debt issuance costs related to the prepayment of $120.0 million of our term loan in fiscal 2002. In connection with the May 15, 2001 refinancing, an extraordinary loss of $42.3 million ($26.2 million net of tax) was recorded in fiscal 2001. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred issuance costs and original issue discount.

Fiscal 2001 vs. Fiscal 2000

     Net sales. Consolidated net sales for fiscal 2001 increased $76.6 million, or 6.3%, from fiscal 2000. The increase in sales in fiscal 2001 primarily reflects the acquisition of the S&W and SunFresh businesses ($42.0 million), an increase in non-retail channel sales and lower promotional expense for new products. Sales for fiscal 2001 were impacted by a reduction in inventory levels by our customers, which resulted in a reduction of shipments of products. Although consumer consumption remained relatively stable, we believe retailers have sold more out of inventory on hand rather than purchasing product. As a result of this trend, our shipments decreased in the short-term affecting sales growth, operating margins, cash flow and working capital. The resulting lower sales volume also affected our ability to offset the increase in production costs for fiscal 2001. Approximately 1.2% and 1.0% of consolidated net sales were generated by our South American businesses in fiscal 2001 and 2000, respectively.

     Promotional expense was lower in fiscal 2001 due to fewer new product introductions than fiscal 2000. In fiscal 2001, new product introductions were limited to Fruit To-Go line extensions. In fiscal 2000, we introduced nationally the new Fruit To-Go line of fruit in single-serve plastic cups along with new flavors of diced tomatoes and new sizes of ketchup. In addition, lower spending in fiscal 2001 for tomato products resulted from a change in trade promotion strategy on selected tomato products to focus trade promotion spending on more efficient and less costly promotion types.

     In fiscal 2001, our market share for vegetables products, based on case volume, was 22.1% versus 23.1% in the previous year. Our market share for fruit products was 43.9% compared to 44.0% for the previous year, and our market share for solid tomato products was 20.1% in fiscal 2001 compared to 17.7% in the fiscal 2000.

     Cost of products sold. Cost of products sold increased by $89.4 million, or 9.7%, compared to fiscal 2000. The increase in cost of products sold in fiscal 2001 was primarily due to the acquisition of the S&W and SunFresh businesses. In addition, an unfavorable sales mix, together with increased manufacturing costs in 2001 due to lower production volumes and higher fruit production costs contributed to the increase in cost of products sold. These increases in manufacturing costs were somewhat offset by continued cost savings from capital spending initiatives. Cost of products sold includes $0.6 million of packaging obsolescence in fiscal 2001 resulting from the conversion of universal product codes for Contadina products related to the acquisition of the business in December 1997. In addition, fiscal 2001 includes $2.6 million of inventory step-up charges resulting from the sale of inventory acquired in the S&W and SunFresh acquisitions.

     Selling, administrative and general expense. Selling, administrative and general expense increased by $3.5 million, or 2.6%, compared to fiscal 2000, due primarily to additional sales and marketing expenses to support the S&W and SunFresh businesses. In addition, fiscal 2000 includes the recapture of $2.3 million of a previously recorded impairment in value of a closed production facility, resulting from contributing this facility to a joint venture real estate development.

     Research and development costs of $7.0 million and $6.6 million in fiscal 2001 and 2000, respectively, were included in general and administrative expenses.

     Special charges related to plant consolidation. We incurred special charges of $14.6 million in fiscal 2001 compared to special charges of $10.9 million in fiscal 2000. Details of the special charges are as follows:

	Year Ended June 30,

	2001	2000

	(In millions)
Severance accrual	$0.6	$—
Severance accrual reversal	(1.1)	(1.3)
Asset write-off	10.4	—
Asset write-down reversal	—	(0.7)
Ongoing fixed costs and asset removal/ disposal costs of dormant facilities	3.8	8.6
Accelerated depreciation	0.9	4.3

Special charges related to plant consolidation	$14.6	$10.9

     Both the severance accrual and severance accrual reversal were related to the closure of the Woodland and Arlington facilities. Asset write-off was related to assets no longer used in operations at the Woodland and Stockton facilities. Asset write-down reversal was related to a reduction of an accrual for the closure of the Arlington facility, as the proceeds from the sale of the facility exceeded the original projections. On-going fixed costs and asset removal/disposal costs of dormant facilities included period costs primarily incurred at the Modesto and Woodland facilities, as well as costs incurred for removal of fruit processing equipment to be disposed at the Stockton and San Jose facilities. Special charges also included accelerated depreciation expense resulting from the effects of adjusting the assets’ remaining useful lives to accelerate the depreciation thereof.

     Interest expense. Interest expense increased 11.2% in fiscal 2001 compared to fiscal 2000. This increase was due to the higher average outstanding debt balances.

     Interest expense includes amortization of deferred debt issuance costs of $3.3 million and $3.0 million in fiscal 2001 and 2000, respectively.

     Other income. The $4.8 million other income for fiscal 2001 was due to the reversal of an accrual for a contingent liability that was no longer required. There was no other (income) expense for fiscal 2000.

     Provision (Benefit) for income taxes. Provision (benefit) for income taxes changed from a benefit of $53.6 million in fiscal 2000 to a provision of $16.7 million in fiscal 2001. The change was mainly due to the $67.7 million release of the valuation allowance in fiscal 2000. The effective tax rate for fiscal 2001 was lower than the statutory U.S. federal income tax rate due to the utilization of state tax credits and net operating loss carryforwards.

     Extraordinary item. In connection with the May 15, 2001 refinancing, an extraordinary loss of $42.3 million ($26.2 million net of tax) was recorded in fiscal 2001. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred issuance costs and original issue discount. In conjunction with the repayment of $31.0 million of senior subordinated notes, we recorded an extraordinary loss of $5.2 million ($4.3 million net of tax) in fiscal 2000. The extraordinary loss consisted of the write-off of $1.5 million ($1.2 million net of tax) of previously capitalized debt issuance costs related to the redeemed notes and original issuance discount and $3.7 million ($3.1 million net of tax) of redemption premiums.

     The following table summarizes certain items included in the “Fiscal 2002 vs. Fiscal 2001” and “Fiscal 2001 vs. Fiscal 2000” discussions above.

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Contadina universal product codes (UPC) conversion	$1.3	$0.6	$—
Inventory write-up	1.0	2.6	—
Asset value (recapture)	—	—	(2.3)
Acquisition-related expenses	—	0.1	—
Special charges related to plant consolidation	1.3	14.6	10.9
Merger-related expenses	7.3	—	—
Interest expense	(2.9)	—	—
Loss on financial instruments	5.8	—	—
Release of a contingent liability	(0.7)	(4.8)	—
Legal expenses	0.7	—	—
Extraordinary loss, net of tax benefit	1.3	26.2	4.3

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate all of our estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions and as additional information becomes available in future periods. Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K.

     We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

     Coupon Redemption: We offer coupons to consumers in the normal course of business. Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by independent coupon redemption clearing-houses based on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.

     Retirement Benefits: We sponsor non-contributory defined benefit pension plans and unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by us in future periods.

     Retained-insurance Liabilities: We retain liabilities up to $0.25 million ($0.5 million effective July 1, 2002) per claim under our loss sensitive worker’s compensation insurance policy. For our general and automobile insurance policy, we retain liabilities up to $0.25 million per claim. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid to-date to obtain the remaining liabilities. Actuarial estimates of ultimate liability are based on actual incurred losses, estimates of incurred but not yet reported losses based on historical information from both our company and the industry, and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

     Intangible and Long-lived Assets: Intangible assets consist of trademarks and distribution rights. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on July 1, 2001, intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability, consistent with our performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

     We review long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

Liquidity and Capital Resources

     Del Monte’s primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under its revolving credit facility which provides for a $325.0 million line of credit (the “Revolver”), described in “Financing Activities — 2001” below, are our primary sources of liquidity.

     Our ability to fund our cash requirements and to remain in compliance with all of the financial covenants under our debt agreements depends on our future operating performance and cash flow. These are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     We believe that cash flows from operations and availability under the Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. In addition, following the closing of the proposed merger and the financing described below under the heading “Proposed Financing”, we believe that cash flows from operations and availability under the new bank facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least 12 months following the merger.

     On June 12, 2002, Del Monte and Heinz entered into the Merger Agreement under which we expect to acquire the Heinz Businesses by merging Del Monte Corporation with and into SKF Foods. See “Recent Developments” and Note 2 to the consolidated financial statements for the year ended June 30, 2002 for a description of the proposed merger. We believe merger-related costs will require a significant use of cash. As of June 30, 2002, we had incurred $7.3 million of merger-related expenses, including expenses related to a proposed alternative transaction with a third party. As of June 30, 2002, $0.4 million of the $7.3 million had been paid; the remainder is expected to be paid during fiscal 2003. If the amount of certain merger-related expenses we incur exceeds $26.5 million in aggregate, Heinz is entitled to receive an amount equal to three times the excess of our merger-related expenses over $26.5 million. Heinz may elect to have this amount paid by (1) having Del Monte pay directly or reimburse Heinz for certain Heinz’s merger-related expenses, (2) increasing the amount of debt to be incurred by SKF Foods prior to the spin-off of SKF Foods to the Heinz shareholders, the proceeds of which shall be subsequently distributed to Heinz or (3) by a combination of (1) and (2) above.

Contractual and Other Cash Obligations

     The following table summarizes our contractual and other cash obligations at June 30, 2002:

	Payments Due by Period

		Less than			After 5
	Total	1 year	2-3 years	4-5 years	years

	(In millions)
Contractual and other cash obligations reflected on the balance sheet:
Accounts payable and accrued expenses(1)	$258.5	$258.5	$—	$—	$—
Short-term borrowings(2)	0.2	0.2	—	—	—
Long-term debt(2)	590.3	2.9	5.9	74.3	507.2
Other non-current liabilities(1)	154.9	—	39.0	36.9	79.0

	1,003.9	261.6	44.9	111.2	586.2
Contractual and other cash obligations not reflected on the balance sheet:(3)
Operating leases	190.6	27.9	77.1	28.5	57.1
Grower commitments(4)	573.9	137.3	125.5	102.4	208.7
Other(5)	17.6	11.6	6.0	—	—

	782.1	176.8	208.6	130.9	265.8

Total contractual and other cash obligations	$1,786.0	$438.4	$253.5	$242.1	$852.0

(1)	See Notes 4 and 10 to the consolidated financial statements for the year ended June 30, 2002; other non-current liabilities on the balance sheet also include $34.4 million of deferred actuarial gains related to our post-employment health and welfare plans that are non-cash amounts.

(2)	See Note 6 to the consolidated financial statements for the year ended June 30, 2002.

(3)	See Note 12 to the consolidated financial statements for the year ended June 30, 2002.

(4)	Priced at June 30, 2002 estimated costs.

(5)	Noncancelable future minimum payments under the agreement with Electronic Data Systems Corporation to provide information services functions and support.

     On December 19, 2000, we entered into a ten-year operating lease to rent our principal administrative headquarters in San Francisco, California. Payments under the terms of the lease are based on scheduled monthly base rents and an escalation of rent based on an annual estimate of the increase of our share of property taxes and building operating expenses. The lease provides two consecutive five-year renewal options at the end of the lease term. A standby letter of credit of $6.8 million is in place as security deposit for the lease. Future minimum lease payments under this lease are included in the table above.

     In November 1998, we entered into a build-to-suit lease arrangement to finance the construction of four warehouse facilities (the “Facilities”) adjacent to our Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. The construction of the Facilities was financed by a special purpose entity sponsored by certain lending institutions (the “Lenders”). The special purpose entity is not affiliated with us and is not consolidated in our consolidated financial statements. We have accounted for this arrangement as an operating lease in accordance with SFAS 13, “Accounting for Leases”, as amended.

     The initial lease term runs until November 2003. Monthly lease payments are based on LIBOR, plus a credit spread, applied to a $37.8 million lease balance. Future minimum lease payments, assuming exercise of the purchase option available to us under the lease, are included in the table above. The lease contains various affirmative and negative covenants, including covenants based upon our financial performance. A default under the lease, including violation of these covenants, could require an acceleration of our payment obligations. As of June 30, 2002, we believe we are in compliance with these covenants.

     Following the initial lease term, and with required prior notice, we must exercise one of the following end of term options, each with respect to all, but not less than all, of the Facilities: (i) renew the lease for up to five additional one-year terms, subject to the consent of the Lenders, (ii) purchase the Facilities for the purchase amount (i.e. the lease balance plus accrued and unpaid rent plus any other amounts due and payable) or (iii) sell the Facilities, on behalf of the special purpose entity, to an unrelated third party. In the event option (iii) is elected, we have provided a residual value guarantee of up to approximately $30.3 million for any deficiency if the proceeds from the sale of the Facilities are less than the lease balance. However, we are entitled to any sale proceeds from a sale of the Facilities in excess of the lease balance.

     On June 27, 1996, we entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish, Washington; Mendota, Illinois; Plover, Wisconsin and Yakima, Washington. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three to four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, we have the option to purchase the warehouses at the greater of their market value or the sum of the landlord’s share of construction costs and any prepayment premium. A standby letter of credit of $2.1 million is in place as security deposit for the lease. Future minimum lease payments under this lease are included in the table above.

Commercial Commitments

     Lines of Credit. The working capital position of our company is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes we process. Substantially all inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, working capital requirements fluctuate significantly. We use funds from the Revolver, which provides for a $325.0 million line of credit, to finance the seasonal working capital needs of our operations.

     The maximum availability of the Revolver is subject to an asset-based borrowing base. There was no outstanding balance on the Revolver at June 30, 2002. Net availability under the Revolver, adjusted for borrowing base limitations and outstanding letters of credit, at June 30, 2002 totaled $219.4 million. The Revolver expires on May 15, 2007.

     Standby Letters of Credit. We have standby letters of credit for certain operating leases, insurance-related requirements and our South America operations. The majority of the standby letters of credit are renewed automatically each year unless cancellation notice is given in advance by the issuer. At June 30, 2002, a balance of $33.0 million was outstanding on these letters of credit.

Operating Activities

     Cash provided by operating activities increased $79.8 million to $169.4 million from $89.6 million for the years ended June 30, 2002 and 2001, respectively. The increase in operating cash flows was due primarily to favorable working capital changes. One of our continuing objectives in fiscal 2002 was to reduce debt levels. We reduced our summer 2001 production below our anticipated level of sales for fiscal 2002,generating significant cash flows that contributed to our $120.0 million prepayment of our term loan. Our inventories, as of June 30, 2002, were $32.1 million lower than they were at the same time last year.

     Cash provided by operating activities for the year ended June 30, 2001 was $89.6 million. Cash used in operating activities for the year ended June 30, 2000 was $7.1 million. The change was primarily due to lower production of inventories during fiscal 2001, as well as the depletion of inventories that were built up in preparation for possible “Year 2000” shortages.

Investing Activities

     Cash used in investing activities decreased $52.9 million to $41.3 million from $94.2 million for the years ended June 30, 2002 and 2001, respectively. The decrease was due primarily to the impact of the SunFresh and S&W acquisitions in fiscal 2001 and lower capital expenditures of $1.8 million. See Note 3 to the consolidated financial statements for further information about these acquisitions.

     Cash used in investing activities increased $28.3 million to $94.2 million from $65.9 million for the years ended June 30, 2001 and 2000, respectively. The increase was due primarily to the acquisitions of the S&W and SunFresh businesses in fiscal 2001. The increase was offset by $11.0 million spent on the acquisition of the Cambria, Wisconsin plant and higher capital expenditures of $11.4 million in fiscal 2000.

     Total capital expenditures incurred for the years ended June 30, 2002, 2001 and 2000 were $43.6 million, $45.4 million and $56.8 million, respectively. We plan an aggregate of approximately $50.0 million in capital expenditures for fiscal 2003. Details of the types of capital expenditures, which include purchases of land, new and used equipment/fixtures, information technology equipment, installation labor, and capitalized software development costs, are as follows:

	Year Ended June 30,

	2002	2001	2000

	(In millions)
Capability improvement program and information systems	$17.9	$10.7	$6.5
Equipment replacement and other improvements	12.4	19.8	10.8
Economic return and cost savings	11.3	9.4	17.4
Environmental compliance	1.7	1.1	0.6
Plant consolidation	0.3	4.4	21.5

Total capital expenditures	$43.6	$45.4	$56.8

     Capability improvement program and information systems. In June 2000, we began implementing a capability improvement program to upgrade information systems and business processes. The Enterprise Resource Planning system and Advanced Planning system are components of this seven-phase program which is expected to be substantially completed by the end of fiscal year 2004. In addition, purchases of information technology equipment, both related and unrelated to the capability improvement program, and other capitalized software are included under this type of capital expenditure.

     At June 30, 2002 and 2001, we had $15.4 million and $10.4 million of construction-in-progress related to the capability improvement program and other information system projects. We estimate we will incur approximately $12.8 million of capital expenditures of this type in fiscal 2003.

     Equipment replacement and other improvements. This type of capital expenditure includes normal replacement of equipment at the end of its economic life, and other improvements including purchases of land, furniture and fixtures.

     Economic return and cost savings. This type of capital expenditure includes projects that realize economic benefit or cost savings by installing equipment that allows facilities to operate more efficiently. Projects that require purchases of equipment to expand capacity for new products or product line extensions are also included in this category of expenditure.

     Environmental compliance. This type of capital expenditure includes projects that enable us to improve the impact of our operations on the environment, consistent with our standards and regulatory compliance.

     Plant consolidation. This type of expenditure is part of our California cannery consolidation, under which we expanded our operations in Hanford and Modesto to provide additional processing capacity to effect the closure of facilities located in San Jose, Stockton and Woodland.

     We had no significant construction-in-progress related to our plant consolidation program at June 30, 2002. At June 30, 2001, we had approximately $6.0 million of construction-in-progress related to our plant consolidation program.

     In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants. Rent expense, including contingent rent expense (calculated based on usage of equipment), was $36.8 million, $34.7 million and $30.1 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Financing Activities — 2002 Activity

     Cash used in financing activities for the year ended June 30, 2002 was $123.6 million. Cash provided by financing activities for the year ended June 30, 2001 was $11.9 million. The change was due primarily to the $120.0 million prepayment of the term loan as well as the absence of long-term borrowings in fiscal 2002. In addition, we had lower working capital financing requirements in fiscal 2002 than the prior year, as explained above. Net availability under the Revolver, adjusted for borrowing base limitations and outstanding letters of credit, at June 30, 2002 totaled $219.4 million. Unused lines of credit outside the United States at June 30, 2002 totaled $0.7 million.

     Subject to various terms and conditions, we currently anticipate that financing in an aggregate amount of up to $1.7 billion for the spin-off and the merger will be in the form of:

•	a new bank facility consisting of a tranche A term loan in the amount of $250.0 million, a tranche B term loan in the amount of $800.0 million and a $350.0 million revolving credit facility; and

•	debt securities with an aggregate principal amount currently expected to be $300.0 million.

     See “Proposed Financing” under “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity” for a further description of the proposed financing of the spin-off and merger.

     On September 19, 2001, we launched an exchange offer under which our outstanding 9 1/4% Senior Subordinated Notes could be exchanged for Series B 9 1/4% Senior Subordinated Notes registered under the Securities Act of 1933. The exchange offer was completed and expired on October 18, 2001. All holders of the notes participated in the exchange and all of the 9 1/4% Senior Subordinated Notes were exchanged for Series B 9 1/4% Senior Subordinated Notes.

Financing Activities — 2001 Activity

     On May 15, 2001, we refinanced our outstanding debt. In connection with this refinancing, we repaid amounts outstanding under our existing revolving credit facility and term loans governed by the then existing Second Amended and Restated Credit Agreement (the “Agreement”) dated January 14, 2000. Concurrently, we amended and restated the terms and conditions of the Agreement to create a Third Amended and Restated Credit Agreement dated as of May 15, 2001 which established the Revolver (with a $325.0 million aggregate commitment amount) and a term loan (the “Term Loan”) in an initial funded amount of $415.0 million. The new credit agreement provides for additional borrowing capacity (up to $100.0 million) under either the Revolver or Term Loan. The refinancing also included the issuance of new 9 1/4% Senior Subordinated Notes due 2011 (the “New Notes”) in an amount of $300.0 million, which provided proceeds used by Del Monte to (a) redeem its then outstanding 12 1/4% Senior Subordinated Notes due 2007 and DMFC’s outstanding 12 1/2% Senior Discount Notes due 2007, (b) repay the Revolver and Term Loan balances then outstanding under the Agreement, and (c) pay fees and expenses of the May 15, 2001 refinancing. The refinancing also established new financial covenants reflecting changes in our debt structure and our financial performance. The Revolver expires on May 15, 2007, and the Term Loan matures on March 31, 2008.

     In connection with the repayment of debt at May 15, 2001, an extraordinary loss of $42.3 million ($26.2 million net of tax) was recorded. This extraordinary loss consisted of $32.0 million of prepayment premiums and a $10.3 million write-off of previously capitalized deferred debt issuance costs and original issue discount.

     In fiscal 2001, cash provided by financing activities decreased $59.3 million to $11.9 million from $71.2 million for the years ended June 30, 2001 and 2000, respectively. The decrease was primarily due to the incidental costs relating to the May 2001 refinancing. Net availability under the revolving credit agreement, adjusted for borrowing base limitations and outstanding letters of credit, at June 30, 2001 totaled $260.1 million. Unused lines of credit outside the United States at June 30, 2001 totaled $0.9 million.

Financing Activities — 2000 Activity

     On January 14, 2000, we amended our senior credit agreement with respect to our then effective revolver and term loan facility. The amendment provided for additional borrowing capacity (up to $100.0 million) under either the revolver or term loan facility. Under this provision, we increased our term loan borrowings by $100.0 million in August 2000. The proceeds of this borrowing were used to reduce the revolver balance. The amendment also adjusted certain financial covenants to reflect changes in our recent positive financial performance. The amendment did not change the revolver’s expiration date, the term loan maturity dates or the terms of the pricing schedule.

     The amendment allowed the prepayment of up to $35.0 million of senior subordinated notes. During February 2000, we repurchased $31.0 million of 12 1/4% Senior Subordinated notes through the use of funds that carry a lower interest rate. In conjunction with this early debt prepayment, an extraordinary loss of $5.2 million ($4.3 million net of tax) was recorded, consisting of prepayment premiums and a write-off of previously capitalized deferred debt issuance costs and original issue discount.

Restrictive Covenants

     The Term Loan, the Revolver and the New Notes contain restrictive covenants, which require us to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum leverage ratios. These requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. The credit agreements applicable to DMC generally limit through restricted payment covenants the ability of DMC to make cash payments to our parent company, limiting our ability to pay monetary dividends.

     In addition, the build-to-suit lease arrangement for warehouse facilities adjacent to four of our production plants contains restrictive covenants. The restrictive covenants include financial tests such as fixed charge ratio, senior debt ratio and total debt ratio.

     We believe that we were in compliance with all such financial covenants at all testing intervals, and as of June 30, 2002. The most restrictive of these covenants currently is the senior debt ratio related to the build-to-suit lease arrangement.

Pension Funding

     As described more fully in Note 10 to the consolidated financial statements for the year ended June 30, 2002, our defined benefit retirement plans were previously determined to be underfunded under ERISA guidelines. It has been our policy to fund our retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. In connection with the recapitalization in April 1997, we entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, under which we agreed to contribute a total of $55.0 million to our defined benefit pension plans through calendar 2001.

     As a result of the downturn of the financial markets, the investment returns from our pension plan assets declined $16.1 million and $11.4 million for the years ended of June 30, 2002 and 2001, respectively. This has caused our pension plans to become underfunded by $29.1 million as of June 30, 2002 from an overfunded status of $13.7 million as of June 30, 2001. We have recorded a minimum pension liability adjustment of $48.8 million ($29.8 million net of tax) as part of other comprehensive loss in our consolidated statements of stockholders’ equity as of June 30, 2002. See Note 10 to the consolidated financial statements for the year ended June 30, 2002.

Insurance

     We maintain insurance coverage to manage our risks related to workers compensation, property, automobile liability, general liability, directors and officers and other potential exposures. Insurance expense in fiscal 2002, 2001 and 2000 was $12.8 million, $15.0 million and $7.2 million, respectively. In fiscal 2000, we were insured under a premium based policy for workers compensation. This policy expired at the end of fiscal 2000. Beginning in fiscal 2001, we retain all liabilities up to $0.25 million (increased to $0.5 million effective July 1, 2002) per claim for workers compensation.

     The insurance industry has become more selective in offering certain types of insurance coverage, such as property, product liability, product recall and directors and officers liability. We were able to obtain these insurance coverages for fiscal 2003. Our fiscal 2003 insurance program is consistent with both our past level of coverage and our risk management policies. Fiscal 2003 insurance expense is estimated at $17.2 million, which includes estimated accruals of amounts for our loss sensitive insurance policies.

Environmental Matters

     We spent approximately $6.9 million on domestic environmental expenditures from fiscal 2000 through fiscal 2002, primarily related to wastewater treatment systems, settlement of environmental litigation and UST remediation activities. We project that we will spend an aggregate of approximately $2.5 million in fiscal 2003 and 2004 on capital projects and other expenditures in connection with environmental compliance. We believe that compliance with the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and other environmental laws will not have a material adverse effect on its financial position or results of operations. See “Business - Governmental Regulation; Environmental Compliance”.

Inflation

     Our costs are affected by inflation and we may experience the effects of inflation in future periods. While we have historically mitigated the inflationary impact of increases in our costs by controlling our overall cost structure, we may not be able to mitigate inflationary impacts in the future.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on our consolidated financial statements.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 in fiscal 2003 will not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145 on July 1, 2002, we will reclassify prior year items that do not meet the extraordinary item classification criteria in APB 30. We are currently analyzing SFAS 145; however based on management’s current understanding and interpretation, SFAS 145 is not expected to have a material impact on our financial position or results of operations, except that certain reclassifications will occur.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”. SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

Related Party

     Transactions with Texas Pacific Group. We entered into a ten-year Management Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. Under the Management Advisory Agreement, TPG Partners, L.P. is entitled to receive an annual fee from us for management advisory services equal to the greater of $0.5 million or 0.05% of the budgeted consolidated annual net sales of our company. TPG Partners, L.P. received fees of $0.7 million, $0.8 million and $0.8 million under this agreement for the years ended June 30, 2002, 2001 and 2000, respectively. This agreement makes available the resources of TPG Partners, L.P. concerning a variety of financial and operational matters, including advice and assistance in reviewing our business plans and our results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The Management Advisory Agreement does not specify a minimum number of TPG Partners, L.P. personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on our matters. We cannot otherwise obtain the services that TPG Partners, L.P. will provide without the addition of personnel or the engagement of outside professional advisors. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses.

     We also entered into a ten-year Transaction Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. As compensation for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization), TPG Partners, L.P. is to be paid a fee of 1.5% of the total value of each add-on transaction. In fiscal 2002, 2001 and 2000, TPG Partners, L.P. did not receive any payments under the Transaction Advisory Agreement. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses with a final payment of up to $9.0 million.

     Transactions with Management. During the second and third quarters of fiscal 1998, we sold shares of Del Monte common stock to certain key employees, including the executive officers of our company, under the Del Monte Employee Stock Purchase Plan. Messrs. Wolford and Smith each paid $0.18 million in cash and borrowed an additional equal amount from our company, under individual secured Promissory Notes (“Promissory Notes’’), to acquire the stock purchased by each of them pursuant to the plan. The Promissory Notes are secured by a pledge of the stock purchased with the proceeds of the loans. The terms of the Promissory Notes provide for accrual of interest, compounded semiannually, at the applicable federal short-term rate, adjusted each February 1 and August 1. As of August 1, 2002, this rate was 2.52%. The Promissory Notes permit prepayment at the borrower’s option and also require repayment upon the occurrence of specific events, including termination of employment and sale of the securities pledged to secure the Promissory Notes. We extended these loans in accordance with applicable law governing transactions by a corporation with its officers. We cannot predict whether the terms of these transactions, if made with a disinterested third party, would be more or less favorable to Messrs. Wolford and Smith. We have no reason to believe that such terms would be less favorable. Our bank financing arrangements limit our ability to make loans or advances to employees to a maximum amount outstanding at any time of $10.0 million. Other than these loans to Messrs. Wolford and Smith, we have not made any loans or advances to any of our directors or executive officers or members of their immediate families.

     In addition, Del Monte amended and entered into employment agreements with certain key employees during the third and fourth quarters of fiscal 2002. The agreements are filed as exhibits to this annual report on Form 10-K.

Proposed Financing

     On June 12, 2002, DMC, Heinz and certain banks entered into commitment letters, including related engagement and fee letters, with respect to an aggregate amount of up to $1.9 billion in financing in connection with the proposed spin-off and the merger involving the Heinz Businesses. The proposed financing is expected to consist of the following:

(a)	a senior secured bank facility (which we refer to as the “New Bank Facility”); and

(b)	either senior subordinated notes (or, at the option of DMC and Heinz, senior unsecured notes) to be sold in a SEC registered offering or an offering exempt from the registration requirements of the Securities Act of 1933 in an aggregate principal amount currently expected to be $300.0 million (which we refer to as the “Capital Market Notes”), senior secured notes in an aggregate principal amount currently expected to be $300.0 million to be sold to institutional investors in a private placement (which we refer to as the “Senior Secured Notes”, and, collectively with the Capital Market Notes, the “Notes”) or a combination of Capital Market Notes and Senior Secured Notes in an aggregate principal amount currently expected to be $300.0 million.

     The New Bank Facility is expected to consist of a $350.0 million revolving credit facility (including a letter of credit sublimit and a swingline loan sublimit), a term loan consisting of a $250.0 million tranche A loan and a $800.0 million tranche B loan. Upon completion of the spin-off and merger, the New Bank Facility would refinance the existing Revolver and Term Loan in their entirety. In addition, DMC’s $300.0 million existing notes due 2011 are expected to remain outstanding after the spin-off and the merger. The New Bank Facility will be entered into, and the Notes will be issued by, SKF Foods prior to the spin-off and the merger. Upon completion of the merger, the New Bank Facility and the Notes will be guaranteed by DMFC.

     Proceeds from the New Bank Facility and the Notes will be used (a) to satisfy the funding requirements of the spin-off and the merger (including the distribution to Heinz of $800.0 million in cash and $300 million in Notes), (b) to refinance the Revolver and the

Term Loan, (c) to pay the transaction fees and expenses relating to the spin-off and the merger (including the fees relating to the proposed financing) and (d) for working capital and other general corporate purposes.

     The borrower’s obligations under the New Bank Facility and the Notes will be secured by a lien on substantially all of its assets and, upon completion of the proposed acquisition of the Heinz Businesses and the guaranty by DMFC, on all of the assets of DMFC and each of its material direct and indirect U.S. subsidiaries. The proposed financing is subject to certain conditions, including the satisfaction or waiver of all conditions to the completion of the spin-off and the merger and favorable market conditions, and, accordingly, we cannot assure you that the financing will be completed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments and Risk Management Policies

     Our primary market risk exposure is that of interest rate risk. The average debt balance for our domestic short-term borrowings and long-term debt was $716.8 million and $749.9 million for the years ended June 30, 2002 and 2001, respectively. The weighted average interest rate for these obligations was 7.79% and 9.46% for the years ended June 30, 2002 and 2001, respectively. Our interest expense with regard to our revolving and term loan agreement is calculated using a reference interest rate plus a credit margin. Therefore, given a fixed debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates. A 100 basis point change in the reference rate on our variable bank debt rate, after giving effect to the swap agreements noted below, would result in an approximate change of $1.2 million and $4.0 million in interest expense for the years ended June 30, 2002 and 2001, respectively. This assumes consistent debt levels for fiscal 2002 and 2001. Historically, to reduce our exposure to higher interest rates, we have entered into interest rate protection agreements to limit the impact of rate increases on future income. We use derivatives only for purposes of managing risk associated with the underlying exposures. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor do we use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. We believe that our use of interest rate protection agreements to manage risk is in Del Monte’s best interest and that any resulting market risk exposure would not materially effect operating results. (Market risk exposure has been defined as the change in fair value of a derivative financial instrument assuming a hypothetical 10% adverse change in market rates).

     The terms of our revolving and term loan agreement required us to enter into and maintain one or more permitted swap obligations (as defined in the loan agreement) for, among other things, a notional amount of at least $200.0 million and for a term of at least three years. To accomplish this, and to limit our exposure to interest rate increases, we entered into interest rate swaps on August 3, 2001. The aggregate notional amount of the swaps is $200.0 million and the swaps are in effect from September 28, 2001 through September 30, 2004. The swaps are with several banks and fix the three-month LIBOR at a weighted average rate of 4.91% per annum on the $200.0 million notional amount. This fixed interest rate is measured against three-month LIBOR for purposes of settlement. The fair value of each swap is determined independently by each bank, using its own valuation model, based on the projected three-month LIBOR yield curve. According to each bank, valuations based on other models may yield different results.

     The swaps were not initially designated as hedging instruments under SFAS 133 (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001. Changes in fair value of the swaps from that date to their designation date as hedging instruments are reflected in the Consolidated Statements of Income for the year ended June 30, 2002. The fair value of the swaps at January 23, 2002 was a liability of $5.8 million. This liability will be credited to interest expense in the Consolidated Statements of Income over the remaining life of the swap agreements. This credit offsets interest expense in connection with the swap agreements. On January 23, 2002, we designated the swaps as cash flow hedging instruments of market interest rate risk under SFAS 133. The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income in Stockholders’ Equity in an amount equal to the effective portion (deemed in accordance with SFAS 133) of the hedging instruments. The remaining amount, if any, equal to the ineffective portion (deemed in accordance with SFAS 133) of the hedging instruments is recorded as other income in the Consolidated Statements of Income.

     The fair value of the swaps at January 23, 2002 and June 30, 2002 was a liability of $5.8 million and $6.9 million, respectively. For the year ended June 30, 2002, the change in fair value of the swaps through January 23, 2002 resulted in a loss on financial instruments of $5.8 million. For the year ended June 30, 2002, the change in fair value of the swaps from January 23, 2002 to June 30, 2002 resulted in other comprehensive loss of $4.0 million ($2.4 million net of tax). Interest expense for the year ended June 30, 2002 was increased by $4.2 million due to the impact of the swaps. Interest expense for the year ended June 30, 2002 includes a credit to interest expense of $2.9 million, reflecting a release to earnings from the $5.8 million liability, attributed to the January 23, 2002 to June 30, 2002 period. A total of $3.4 million of additional credits to interest expense are expected for fiscal 2003. Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

     We had two interest rate cap agreements during fiscal 2001, for the term and revolver loans, both of which had terms of twelve months which ended June 30, 2001. The incremental effect of these interest rate contracts on interest expense for the year ended June 30, 2001 was $0.3 million.

     We do not believe we have any material commodity risk because we purchase most of our raw product requirements through arrangements under which pricing has not fluctuated significantly in recent years. See “Business — Supply” and Note 12 to the consolidated financial statements for the year ended June 30, 2002.

Factors that May Affect Future Results

     Our future operating results may be materially affected by a number of factors, including, among others, those factors discussed below. Further, the future operating results of Del Monte following the completion of the proposed merger of DMC with and into SKF Foods may be materially affected by a number of additional factors that are discussed in the proxy statement/prospectus included as part of the registration statement we have filed with the SEC concerning the merger. We urge you to read the “Risk Factors” section of that proxy statement/prospectus for a description of the factors that could materially affect our business, financial condition and results of operation following the merger.

     This annual report also contains forward-looking statements, including those in the sections captioned “Business”, “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data”. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time we make the statements, and readers should not place undue reliance on them. We do not undertake to update any of these statements in light of new information or future events.

     Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition, including pricing and promotional spending levels by competitors; ability to increase prices; raw material costs and availability; the loss of significant customers; market acceptance of new products; successful integration of acquired businesses; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends and capacity and other factors discussed below.

     Factors relating to future benefits of the proposed merger of DMC with and into SKF Foods Inc. that could cause actual results to differ materially from those described in this Annual Report include those factors previously mentioned, as well as: the inability to obtain stockholder or regulatory approvals, including without limitations a private letter ruling from the Internal Revenue Service; actions of the U.S., foreign and local governments; the inability to successfully integrate Del Monte and the Heinz Businesses; costs related to the merger; the inability to achieve synergies resulting from the merger; and other factors.

Failure to complete the proposed merger of DMC and the Heinz Businesses could adversely impact the market price of Del Monte common stock as well as our business and operating results.

     If the merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the merger is not completed, including:

•	depending on the reasons for termination of the Merger Agreement, the requirement that we pay Heinz a termination fee of $20 million;

•	substantial costs related to the merger, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the merger is completed; and

•	potential disruption to our businesses and distraction of our workforce and management team.

Our high leverage could adversely affect our business.

     We are highly leveraged. We can incur additional indebtedness, even though our amended and restated credit facility imposes some limits on our ability to do so. Because our business is seasonal, our borrowings fluctuate significantly during the year, generally peaking in September and October. Our high degree of leverage can have important adverse consequences, such as:

•	Limiting our ability to obtain additional financing;

•	Limiting our ability to invest operating cash flow in our business;

•	Limiting our ability to compete with companies that are not as highly leveraged;

•	Increasing our vulnerability to economic downturns and changing market conditions; and

•	Increasing our vulnerability to fluctuations in market interest rates.

Our ability to pay our debt service depends partly on our performance.

     Our financial position could also prevent us from obtaining necessary financing at favorable rates, including at times when we must refinance maturing debt. If we cannot pay our debt service and meet our other liquidity needs from operating cash flow, we could have substantial liquidity problems. If we default on any of our debt, the relevant lenders could accelerate the maturity of the debt and take other actions that could adversely affect us. For example, in the event of a default under our bank financing, the lenders could foreclose on the security for the facility, which includes virtually all of the assets of our company.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our debt, including the notes and the amended and restated credit facility, and to fund planned capital expenditures and possible expansions will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

     We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes and our credit facility, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above.

     The indenture under which the 9 1/4% Senior Subordinated Notes were issued permits us to borrow up to an additional $100.0 million under its amended and restated credit facility (from an initial capacity of $740.0 million) from additional commitments from new or existing lenders without any additional approval from the existing lenders. All of the borrowings under the amended and restated credit facility will be senior to the notes issued under the indenture. In addition to substantial amounts of money from other sources and amounts that may be borrowed under the amended and restated credit facility, the indenture also allows us to borrow money. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our business is highly competitive, and we cannot assure you that we will maintain our current market share.

     Many companies compete in the domestic processed vegetable, fruit and tomato product categories. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. We face strong competition from these and other companies in all our product lines. Important competitive considerations include the following:

•	Some of our competitors have greater financial resources and operating flexibility than us. This may permit them to respond better to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.

•	Several of our product lines are sensitive to competition from regional brands, and many of our product lines compete with imports, private label products and fresh alternatives. No single private label competitor has greater market share than us in our principal product categories. In fiscal 2002, private label products as a group had market shares of 45.1%, 40.2% and 31.5% in the processed vegetable, major fruit and solid tomato categories, respectively.

•	We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us and, when we raise our prices, we may lose market share to our competitors.

•	The processed food industry has in the past experienced processing over-capacity, which could create an imbalance in supply and demand that depresses sales volumes or prices.

Sales of our products depend upon a limited number of customers.

     A relatively limited number of customers account for a large percentage of our total sales. During the year ended June 30, 2002, our top 15 customers represented approximately 61% of our sales, with sales to Wal-Mart Stores, Inc. representing approximately 18% of sales. In recent years, there has been significant consolidation among our customers through acquisitions. Our business may be seriously harmed if we experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers.

Our business strategies pose risks associated with our ability to reach targeted customers and complete acquisitions successfully.

     The success of our business strategy depends in part on our ability to reduce costs. We plan to use improved processing technologies to maintain our position as a low cost and efficient producer. The success of our business strategy also depends on our ability to increase sales of our products such as single-serve fruit products, diced tomatoes, specialty vegetables and Orchard Select jarred fruit, and to increase product distribution through high volume club stores, such as Sam’s and Costco, supercenters and mass merchandisers, such as Wal-Mart Supercenters. We also plan to grow through acquisitions. All of these plans involve risks, including the following:

•	We may not complete capital projects on time or within budget.

•	Acquisitions may not be accretive and may negatively impact operating results.

•	Our customers generally do not enter into long-term contracts and generally purchase products based on their inventory levels. They can stop purchasing our products at any time. Losing any significant customer would affect sales volumes and could also have a negative effect on our reputation.

•	Acquisitions could require the consent of our bank lenders and could involve amendments to our principal credit facility to permit us to comply with our financial covenants. These lenders could also impose conditions on their consent that could adversely affect our operating flexibility.

•	We may not be able to successfully integrate acquired businesses, including personnel, operating facilities and information systems, into our existing operations. The timing and number of acquisitions could make these risks more difficult to address. The process of integrating acquired businesses could distract management from other opportunities or problems in our business. The benefits of an acquisition often take time to develop, and there is no guarantee that any acquisition will in fact produce any benefits.

•	In pursuing acquisitions, we could incur substantial additional debt and contingent liabilities, which could in turn restrict our ability to pursue other important elements of our business strategy or our ability to comply with our financial covenants.

The capability improvement program begun in June 2000 may not perform as expected, resulting in business disruptions.

     In June 2000, we began implementing a capability improvement program to upgrade business processes and information systems. The program will be implemented in phases and is scheduled to be substantially completed by the end of fiscal year 2004. Significant disruptions to our business may result if the program does not work as expected, if implementation is delayed or if our personnel are unable to effectively adapt to new programs and processes.

Our operating results are negatively impacted by the current trend of our customers reducing their levels of inventory.

     Our trade customers have been reducing their inventory levels significantly during the past several fiscal years. As a result, our sales to trade customers are less than the volume of purchases of our products by consumers. The effect of this trend was significant in the fourth quarter of fiscal 2000, as trade customers reduced the inventory levels they had built in preparation for possible “Year 2000” shortages. The inventory reduction continued at a modest rate into fiscal 2001 and continued to a lesser extent throughout this year. The reduction of retailer inventory decreased our shipments and adversely affected our growth, gross margin and working capital requirements. If the trend of reducing trade inventory levels continues, it could adversely affect our operating results.

Severe weather conditions and natural disasters can affect crop supplies and reduce our operating results.

     Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of our products. Irregular weather patterns may persist over a long period and further impact the supply of our products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Competing manufacturers can be affected differently depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business, operating results and financial condition.

Our operating results are highly seasonal. Interference with our production schedule during peak months could negatively impact our operating results.

     We do not manufacture the majority of our products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. Our working capital requirements are also seasonal and are most significant in the first and second fiscal quarters. An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our operating results.

     Our sales tend to peak in the second and third quarters of each fiscal year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales generally decline, mainly due to less promotional activity and the availability of fresh produce. We believe that the main trends in our operating results are relatively predictable and that we have adequate sources of liquidity to fund operations during periods of low sales. If these trends were to change or be disrupted, however, our operating results could be adversely affected, and we could require additional sources of liquidity to fund our working capital and other cash requirements.

Our business is subject to the risk of environmental liability, and we could be named as a responsible party.

     As a result of our agricultural and food processing activities, we are subject to various environmental laws and regulations. We have been named as a PRP and may be liable for environmental investigation and remediation costs at certain designated “Superfund Sites” under CERCLA, or under similar state laws. We are defending ourselves in these actions as appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. Other properties could be identified for investigation or proposed for listing under CERCLA or similar state laws. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of such actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations.

Texas Pacific Group continues to control our company, which could lead to a conflict of interest.

     Texas Pacific Group currently owns 46.5% of the outstanding common stock of Del Monte. Texas Pacific Group will likely continue to use its significant ownership interest to influence our management and policies. We also have contractual relationships with Texas Pacific Group, under which Texas Pacific Group provides us with financial advisory and other services. These arrangements could give rise to conflicts of interest.

Our debt covenants can restrict our ability to pursue our business strategies. Our ability to comply with these restrictions depends on many factors beyond our control.

     We are subject to various financial and operating covenants under our amended and restated credit facility and the indenture, including limitations on asset sales, the amount of debt we can incur or repay and the amount and kind of distributions that we may make. We must also meet specified financial ratios and tests, including minimum interest coverage ratio, minimum fixed charge coverage and maximum leverage ratios. We have pledged substantially all of our assets to secure our bank debt.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

     We have licensed the Del Monte brand name to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for Del Monte common stock and demand for our products. Third party announcements or rumors about these licensees could also have these negative effects.

Our reliance on a continuous power supply to conduct our operations and California’s recent energy situation could disrupt our operations and increase our expenses.

     California recently experienced an energy situation that could have disrupted our fruit and tomato processing operations and increased our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance may not provide coverage for damages that we or our customers may suffer as a result of any interruption in the power supply to us. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could result in significant increases in production costs and lost revenue, which could substantially harm our business and results of operations. Del Monte’s energy costs have substantially increased since fiscal 2000. This increase and any future increase may have a negative impact on our results of operations.

We appointed a single national broker to represent us to the retail grocery trade.

     In June 2001, we appointed Advantage Sales and Marketing (“Advantage”) as our single national broker to represent our products to the retail grocery trade. Prior to the appointment of Advantage, we relied on multiple regional brokers to represent our products. We believe that a single broker will be able to more effectively represent our products to the increasingly consolidated retail grocery trade. However, our business would suffer substantial disruption if Advantage were to default in the performance of its obligations to perform brokerage services. Our business would be adversely affected if Advantage fails to effectively represent us to the retail grocery trade.

Our data network services are managed by EDS using the WorldCom, Inc. network.

     We obtain our data network services through EDS, which has sub-contracted the network services to WorldCom. WorldCom filed for bankruptcy under Chapter 11 in July 2001. Our business would be adversely affected if WorldCom fails to provide reliable services.

Our reliance upon co-packers to provide supply of certain products.

     We have a number of supply agreements with co-packers that require them to provide us with certain finished products. The failure of any such co-packer to fulfill their obligations under the applicable agreements could result in disruptions to our supply of finished goods.

Our ability to competitively serve our customers is a function of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating results.

     We use multiple forms of transportation to bring our products to market. They include ocean, truck, TOFC or intermodal, and railcar.

     Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services could have an adverse effect on our ability to serve our customers, and consumers and could have an adverse effect on our financial performance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Del Monte Foods Company

     We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

July 26, 2002
San Francisco, California

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$16.9	$12.4
Trade accounts receivable, net of allowance	116.9	135.8
Inventories	405.4	437.5
Deferred tax assets	19.2	9.9
Prepaid expenses and other current assets	30.6	26.9

TOTAL CURRENT ASSETS	589.0	622.5
Property, plant and equipment, net	336.6	326.4
Deferred tax assets	43.5	51.0
Intangible assets, net	56.5	56.7
Other assets, net	44.4	67.5

TOTAL ASSETS	$1,070.0	$1,124.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$258.5	$227.0
Short-term borrowings	0.2	0.3
Current portion of long-term debt	2.9	4.2

TOTAL CURRENT LIABILITIES	261.6	231.5
Long-term debt	587.4	709.8
Other non-current liabilities	189.3	157.9

TOTAL LIABILITIES	1,038.3	1,099.2

Stockholders’ equity:
Common stock ($0.01 par value per share, shares
authorized: 500,000,000; issued and outstanding:
52,299,967 in 2002 and 52,260,902 in 2001)	0.5	0.5
Notes receivable from stockholders	(0.4)	(0.4)
Additional paid-in capital	401.1	400.6
Accumulated other comprehensive loss	(32.2)	—
Accumulated deficit	(337.3)	(375.8)

TOTAL STOCKHOLDERS’ EQUITY	31.7	24.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,070.0	$1,124.1

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended June 30,

	2002	2001	2000

Net sales	$1,322.4	$1,291.4	$1,214.8
Cost of products sold	1,033.2	1,009.9	920.5
Selling, administrative and general expense	161.9	140.4	136.9
Special charges related to plant consolidation	1.3	14.6	10.9
Merger-related expenses	7.3	—	—

OPERATING INCOME	118.7	126.5	146.5
Interest expense	57.5	74.6	67.1
Loss on financial instruments	5.8	—	—
Other income	(0.5)	(4.8)	—

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	55.9	56.7	79.4
Provision for (benefit of) income taxes	16.1	16.7	(53.6)

INCOME BEFORE EXTRAORDINARY ITEM	39.8	40.0	133.0
Extraordinary loss from early debt prepayment/retirement, net of tax benefit	1.3	26.2	4.3

NET INCOME	$38.5	$13.8	$128.7

Basic net income per common share:
Income before extraordinary item	$0.76	$0.77	$2.55
Extraordinary loss, net of tax benefit	(0.02)	(0.51)	(0.08)

Net income	$0.74	$0.26	$2.47

Diluted net income per common share:
Income before extraordinary item	$0.75	$0.76	$2.50
Extraordinary loss, net of tax benefit	(0.02)	(0.50)	(0.08)

Net income	$0.73	$0.26	$2.42

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(In millions, except share data)

			Notes		Accumulated		Total
	Common Stock		Receivable	Additional	Other		Stockholders'
			from	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Stockholders	Capital	Loss	Deficit	(Deficit)

Balance at June 30, 1999	52,171,537	$0.5	$(0.4)	$399.8	$—	$(518.3)	$(118.4)
Issuance of shares	48,255	—	—	0.3	—	—	0.3
Net income	—	—	—	—	—	128.7	128.7

Balance at June 30, 2000	52,219,792	0.5	(0.4)	400.1	—	(389.6)	10.6
Issuance of shares	41,110	—	—	0.5	—	—	0.5
Net income	—	—	—	—	—	13.8	13.8

Balance at June 30, 2001	52,260,902	0.5	(0.4)	400.6	—	(375.8)	24.9
Issuance of shares	39,065	—	—	0.2	—	—	0.2
Grants under the Annual Incentive Award Plan	—	—	—	0.3	—	—	0.3
Net income	—	—	—	—	—	38.5	38.5
Other comprehensive loss:
Minimum pension liability adjustment (net of tax of $19.0)	—	—	—	—	(29.8)	—	(29.8)
Loss on cash flow hedging instruments (net of tax of $1.6)	—	—	—	—	(2.4)	—	(2.4)

Comprehensive income							6.3

Balance at June 30, 2002	52,299,967	$0.5	$(0.4)	$401.1	$(32.2)	$(337.3)	$31.7

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$38.5	$13.8	$128.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary loss from early debt prepayment/retirement, net of tax benefit	1.3	26.2	4.3
Net loss (gain) on disposal/revaluation of assets	2.8	11.8	(2.2)
Non-cash interest expense	—	12.4	12.6
Depreciation and amortization	33.5	36.7	39.6
Loss on financial instruments	5.8	—	—
Deferred taxes	19.6	24.0	(74.2)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	18.9	(26.6)	29.8
Inventories	32.1	18.8	(82.3)
Prepaid expenses and other current assets	(0.4)	9.4	(13.3)
Other assets	(3.6)	(23.1)	(2.0)
Accounts payable and accrued expenses	31.5	(13.2)	(35.5)
Other non-current liabilities	(10.6)	(0.6)	(12.6)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	169.4	89.6	(7.1)

INVESTING ACTIVITIES:
Capital expenditures	(43.6)	(45.4)	(56.8)
Net proceeds from sales of assets	2.3	0.3	1.9
Acquisition of plant	—	—	(11.0)
Acquisitions of businesses	—	(49.1)	—

NET CASH USED IN INVESTING ACTIVITIES	(41.3)	(94.2)	(65.9)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	291.9	433.7	492.2
Payments on short-term borrowings	(292.0)	(586.9)	(354.4)
Proceeds from long-term borrowings	—	815.0	—
Principal payments on long-term borrowings	(123.7)	(593.5)	(62.4)
Deferred debt issuance costs	—	(24.9)	(0.8)
Payments for prepayment penalty	—	(32.0)	(3.7)
Proceeds from issuance of common stock	0.2	0.5	0.3

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(123.6)	11.9	71.2

NET CHANGE IN CASH AND CASH EQUIVALENTS	4.6	7.3	(1.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12.4	5.1	6.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16.9	$12.4	$5.1

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(In millions, except share and per share data)

Note 1 — Business and Significant Accounting Policies

     Business and Segment Information: Del Monte Foods Company (“DMFC”) and its wholly-owned subsidiary, Del Monte Corporation (“DMC”), (DMFC together with DMC, “Del Monte” or the “Company”) operate in one business segment: the manufacturing and marketing of processed foods, primarily processed vegetables, fruit and tomato products. Del Monte primarily sells its products under the Del Monte brand to a variety of food retailers, supermarkets and mass merchandising stores. Del Monte holds the rights to the Del Monte and SunFresh brands for processed foods in the United States and in South America, and to the Contadina and S&W brands worldwide.

     Principles of Consolidation: The consolidated financial statements include the accounts of Del Monte and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in joint ventures under the equity method of accounting, under which the investment in joint venture is adjusted for the Company’s share of the profit or loss of the joint venture.

     Critical Accounting Policies and Estimates: Del Monte’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Del Monte to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Del Monte bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions and as additional information becomes available in future periods. Del Monte believes the following are the more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Trade Promotions: Trade promotions are an important component of the sales and marketing of Del Monte’s products, and are critical to the support of Del Monte’s business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of Del Monte’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to Del Monte. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by Del Monte’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

•	Coupon Redemption: Del Monte offers coupons to consumers in the normal course of business. Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by independent coupon redemption clearing-houses based on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.

•	Retirement Benefits: Del Monte sponsors non-contributory defined benefit pension plans and unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by Del Monte may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by Del Monte in future periods.

•	Retained-insurance Liabilities: Del Monte retains liabilities up to $0.25 ($0.5 effective July 1, 2002) per claim under its loss sensitive worker’s compensation insurance policy. For general and automobile insurance policy, Del Monte retains liabilities up to $0.25 per claim. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid to-date to obtain the remaining liabilities. Actuarial estimates of ultimate liability are based on actual incurred losses, estimates of incurred but not yet reported losses based on historical information from both Del Monte and the industry, and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

•	Intangible and Long-lived Assets: In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The provisions of SFAS 141 were adopted by Del Monte in July 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) simultaneously with SFAS 141. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

For intangible assets with indefinite useful lives, estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability, consistent with Del Monte’s performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

For intangible with estimable useful lives, Del Monte reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. All long-lived assets, for which management has committed to a plan to dispose of are reported at the lower of carrying amount or fair value.

Del Monte chose to early adopt the provisions of SFAS 142 during the first quarter of fiscal 2002. Upon the adoption of SFAS 142, as of July 1, 2001, Del Monte ceased amortization of its intangible assets with indefinite useful lives. Del Monte reassessed the useful lives and residual values of its intangible assets acquired during the second quarter of fiscal 2002, and concluded that the majority of its trademarks and distribution rights have indefinite lives. Del Monte has performed impairment tests on its intangible assets with indefinite useful lives in accordance with the provisions of SFAS 142 and identified no impairment losses relating to these intangible assets. Del Monte determined that certain intangible assets have an estimated useful life of three years and is amortizing these assets on a straight-line basis. Amortization expense was $0.2, $2.2 and $1.8 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Cash Equivalents: Del Monte considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Inventories: Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the LIFO method. Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte’s major inventory items. Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO method as of July 1, 1991. The LIFO reserve was a debit balance of $11.0 as of June 30, 2002 and 2001.

     Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements — 10 to 30 years; buildings and leasehold improvements — 10 to 30 years; machinery and equipment — 7 to 15 years; computer software (included in machinery and equipment in Note 3) — 2 to 10 years. Depreciation of plant and equipment and leasehold amortization was $30.2, $31.2 and $34.8 for the years ended June 30, 2002, 2001 and 2000.

     Del Monte capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized $16.5 and $9.7 of software development costs in 2002 and 2001, respectively, related to systems supporting the Company’s infrastructure.

     Deferred Charges: Del Monte capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. Amortization expenses for deferred charges were $3.1, $3.3 and $3.0 for the years ended June 30,2002, 2001 and 2000, respectively.

     Income Taxes: Del Monte accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Revenue Recognition: Del Monte recognizes revenue once it is realizable and earned. Revenue from sales of products and related cost of products sold are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

     Effective July 1, 2001, Del Monte adopted two new accounting requirements issued by the Emerging Issues Task Force (EITF). The two requirements are Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”) and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services” (“EITF 00-25”). Both Issues were codified by Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”) in November, 2001.

     EITF 01-9 addresses the recognition, measurement, and income statement classification of sales incentives offered voluntarily by a vendor without charge to its customers (or consumers) that can be used in, or are exercisable by a consumer, as a result of a single exchange transaction. This EITF also addresses the recognition, measurement and income statement classification of consideration paid from a vendor to a retailer or wholesaler. As a result of the adoption of this EITF, consumer promotion costs relating to coupon redemption and customer promotion costs relating to performance allowances, which previously were included in selling, administrative and general expense, are now classified as a reduction of revenue. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of EITF 01-9 was a reduction of $220.6 and $247.3 in both net sales and selling, administrative and general expenses for the previously reported years ended June 30, 2001 and 2000, respectively.

     Upon adoption of the EITF requirements described above, net sales is comprised of gross sales reduced by consumer promotion costs relating to coupon redemption, customer promotion costs relating to performance allowances and routine returns and discounts.

     For the years ended June 30, 2002, 2001 and 2000, one customer accounted for approximately 18%, 15% and 14% of net sales, respectively. This customer accounted for 14% and 15% of trade accounts receivable as of June 30, 2002 and 2001, respectively.

     In June 2001, Del Monte appointed Advantage Sales and Marketing to act as a single national retail grocery broker representing Del Monte products. Advantage represents Del Monte to a broad range of grocery retailers and selected club stores. Advantage represented us on approximately 56.0% of our total net sales in fiscal 2002.

     Cost of Products Sold: Cost of products sold includes raw material, labor and overhead.

     Advertising Expenses: Del Monte expenses all costs associated with advertising as incurred. Advertising expense was $9.9, $8.3 and $3.6 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Research and Development: Research and development costs are included as a component of “Selling, administrative and general expense.” Research and development costs charged to operations were $7.5, $7.0 and $6.6 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Financial Instruments: Del Monte has entered into interest rate swap agreements (“swaps”) to limit its exposure to interest rate increases and to fulfill the terms in its revolving and term loan agreement. Prior to the designation of the swaps as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138, changes in fair value of the swaps were recognized as gain/loss on financial instruments in the Consolidated Statements of Income.

     To designate swaps as cash flow hedging instruments of market interest rate risk under SFAS 133, Del Monte formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking hedge transactions. Changes in the fair value of the swaps prior to designation as a hedge are reported in the Consolidated Statements of Income. Changes in the fair value of the swaps subsequent to the hedge designation date are recorded in other comprehensive income/loss in an amount equal to the effective portion of the hedging instruments. The remaining amount, if any, equal to the ineffective portion of the hedging instruments is recorded as other income/expense.

     Del Monte uses the hypothetical derivative method to measure ineffectiveness on a quarterly basis. Ineffectiveness is based on a comparison of the change in fair value of the actual swaps designated as the hedging instruments and the change in fair value of the hypothetical swaps. The hypothetical swaps have terms that identically match the critical terms of the floating-rate liabilities. As a result, they are expected to perfectly offset the hedged cash flows. The amount of ineffectiveness, if any, is equal to the excess of the cumulative change in the fair value of the actual swaps over the cumulative change in the fair value of the hypothetical swaps.

     Del Monte discontinues hedge accounting prospectively when the swaps expire or are sold, terminated, or management determines that designation of the swaps as hedging instruments is no longer appropriate. If a swap was terminated prior to its maturity, the gain or loss would be recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap was not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the swap is marked to market and any unrealized gain or loss is recognized immediately.

     Foreign Currency Translation: For Del Monte’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Effects of foreign currency translation were not significant for any periods presented.

     Fair Value of Financial Instruments: The carrying amount of certain of Del Monte’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The carrying amounts of Del Monte’s borrowings under its short-term revolving credit agreement and long-term debt instruments, excluding the senior subordinated notes, approximate their fair value. The fair value of the senior subordinated notes with a carrying amount of $300.0 was $310.5 and $304.5 at June 30, 2002 and 2001, respectively, as estimated based on quoted market prices from the trading desk of a nationally recognized investment bank.

     The fair value of the interest rate swap agreements is the estimated amount that Del Monte would pay/receive to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties. The fair value of the swaps at June 30, 2002 was a liability of $6.9. Del Monte had no interest rate swap agreements outstanding at June 30, 2001.

     Stock Option Plans: Del Monte accounts for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, compensation cost is measured as the excess, if any, of the fair value of Del Monte’s stock at the date of the grant over the price the employee must pay to acquire the stock.

     Net Income per Common Share: Net income per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares and share equivalents outstanding during the period.

     Comprehensive Income: For the year ended June 30, 2002, comprehensive income includes net income, recognition of a minimum pension liability and fair value change in swaps. For the years ended June 30, 2001 and 2000, comprehensive income equaled net income.

     Recently Issued Accounting Standards: In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145 on July 1, 2002, Del Monte will reclassify prior year items that do not meet the extraordinary item classification criteria in APB 30. Del Monte is currently analyzing SFAS 145; however based on management’s current understanding and interpretation, SFAS 145 is not expected to have a material impact on Del Monte’s financial position or results of operations, except that certain reclassifications will occur.

     Reclassifications: Certain prior year balances have been reclassified to conform with current year presentation.

Note 2 — Proposed Merger and Financing

     On June 12, 2002, Del Monte and the H. J. Heinz Company (“Heinz”) entered into an Agreement and Plan of Merger (which is referred to as the “Merger Agreement”) under which Del Monte will acquire:

•	Heinz’s pet food and pet snacks business in the United States and Canada and certain of Heinz’s worldwide specialty pet food businesses;
•	U.S. ambient tuna and other ambient seafood products businesses;
•	U.S. retail private label soup and retail private label gravy businesses;
•	U.S. “College Inn” broth business ; and
•	U.S. infant feeding business, including certain pureed foods.

     We refer to these businesses collectively as the “Heinz Businesses”.

     Heinz will contribute the Heinz Businesses to SKF Foods Inc., a newly created, wholly-owned subsidiary of Heinz, which is referred to as “SKF Foods”, in exchange for all of the issued and outstanding shares of SKF Foods common stock, $800.0 in cash (subject to certain adjustments) and debt securities of SKF Foods in the principal amount of $300.0. In addition, SKF Foods will assume all of the liabilities relating to the Heinz Businesses, subject to certain exceptions. Heinz will then spin-off SKF Foods to its shareholders. Immediately after the spin-off, DMC will merge with and into SKF Foods, which will become a wholly-owned subsidiary of Del Monte. After the merger, Del Monte’s name shall continue to be Del Monte Foods Company and SKF Foods will change its name to Del Monte Corporation.

     Immediately after the merger, Heinz shareholders and current Del Monte stockholders will own 74.5% and 25.5%, respectively, of the Del Monte common stock on a fully diluted basis determined in accordance with the exchange ratio set forth in the Merger Agreement. Heinz shareholders will receive a fraction of a share of Del Monte common stock equal to the exchange ratio for each share of SKF Foods common stock issued to them in the spin-off. The transaction is expected to be tax-free to the stockholders of both companies.

     The merger will be accounted for under the purchase method of accounting and SKF Foods will be considered the acquirer of Del Monte Corporation for accounting purposes. Accordingly, the historical combined financial statements of the Heinz Businesses will become the historical financial statements of Del Monte after the merger. After the merger is completed, Del Monte’s fiscal year will end on the Sunday closest to April 30.

     Richard G. Wolford, Del Monte’s current Chairman, President and Chief Executive Officer, will continue in these capacities after the completion of the merger. At the effective time of the merger, the board of directors of Del Monte will have nine members, including three directors designated by Del Monte (one of which shall be the current Chief Executive Officer of Del Monte) and six directors designated by Heinz, each subject to the other’s approval. None of Heinz’s director designees will be directors or officers of Heinz at the time they become directors of Del Monte.

     The completion of the merger requires the approval of the Del Monte stockholders of the issuance of Del Monte shares in connection with the merger. TPG Partners, L.P. and TPG Parallel I, L.P. (which are referred to collectively as “Texas Pacific Group”), together currently own approximately 46.5% of the outstanding Del Monte common stock and have agreed with Heinz to vote to approve the issuance of shares in connection with the merger. Completion of the merger is also subject to a number of other conditions, including the receipt by Heinz of a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free transaction under the Internal Revenue Code of 1986 (which is referred to as the “Code”) and the receipt of tax opinions stating that the merger will constitute a tax-free reorganization under the Code. Subject to the approval of the Del Monte stockholders and the satisfaction or waiver (where permissible) of the other conditions to the merger, Del Monte currently anticipates that the merger will be completed during the fourth calendar quarter of 2002 or the first calendar quarter of 2003.

     On June 12, 2002, Del Monte, Heinz and certain banks entered into commitment letters, including related engagement and fee letters, with respect to an aggregate amount of up to $1,900.0 in financing in connection with the spin-off and the merger. The proposed financing would consist of the following:

(a)	a senior secured bank facility (the “New Bank Facility”) and

(b)	either senior subordinated notes (or, at the option of DMC and Heinz, senior unsecured notes) to be sold in a SEC registered offering or an offering exempt from the registration requirements of the Securities Act of 1933 in an aggregate principal amount currently expected to be $300.0 (the “Capital Market Notes”); senior secured notes in an aggregate principal amount currently expected to be $300.0 to be sold to institutional investors in a private placement (the “Senior Secured Notes”, and, collectively with the Capital Market Notes, the “Notes”) or a combination of Capital Market Notes and Senior Secured Notes in an aggregate principal amount currently expected to be $300 million.

     The New Bank Facility is expected to consist of a $350.0 revolving credit facility (including a letter of credit sublimit and a swingline loan sublimit), a term loan consisting of a $250.0 Tranche A loan and a $800.0 Tranche B loan. Upon completion of the spin-off and merger, the New Bank Facility would refinance Del Monte’s existing bank facility in its entirety. In addition, Del Monte’s $300.0 existing notes due 2011 are expected to remain outstanding after the spin-off and the merger. The New Bank Facility will be entered into, and the Notes will be issued by, SKF Foods prior to the spin-off and the merger. Upon completion of the merger, the New Bank Facility and the Notes will be guaranteed by Del Monte.

     Proceeds from the New Bank Facility and the Notes will be used (a) to satisfy the funding requirements of the spin-off and the merger (including the distribution to Heinz of $800.0 in cash and $300.0 in Notes), (b) to refinance DMC’s existing bank facility, (c) to pay the transaction fees and expenses relating to the spin-off and the merger (including the fees relating to the proposed financing) and (d) for working capital and other general corporate purposes.

     Del Monte’s obligations under the New Bank Facility and the Senior Secured Notes if any, will be secured by a lien on substantially all of its assets and all of the assets of each of its material direct and indirect U.S. subsidiaries. The proposed financing is subject to certain conditions, including the satisfaction or waiver of all conditions to the completion of the spin-off and the merger and favorable market conditions, and, accordingly, Del Monte cannot assure you that the financing will be completed. In addition, if the merger is not completed, depending on the reasons for termination of the Merger Agreement, Del Monte may have to pay Heinz a termination fee of $20 million.

     In addition, Del Monte adopted a stockholders rights plan on June 12, 2002. The rights were distributed to stockholders as a dividend at the rate of one right for each share of common stock of Del Monte held by stockholders of record as of the close of business on June 12, 2002. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Del Monte’s common stock. The transactions contemplated by the Merger Agreement have been excluded from triggering the rights plan.

Note 3 — Acquisitions

     S&W Acquisition: On March 13, 2001, Del Monte acquired the S&W branded food business, including certain trademarks and existing inventory, from Tri Valley Growers (“Tri Valley”). S&W branded products include processed fruits, tomatoes, beans, specialty sauces and vegetables. The total cash purchase price was $35.4. Del Monte also incurred approximately $1.0 in transaction expenses for closing costs and accrued $1.3 of acquisition-related liabilities. The remaining balance of the acquisition-related liabilities at June 30, 2002 was $0.9, consisting of post audit claims for trade promotion. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values. The total purchase price was allocated $25.1 to inventory and $12.6 to trademark intangible assets.

     SunFresh Acquisition: On September 1, 2000, Del Monte acquired the rights to the SunFresh brand citrus and tropical fruits line of UniMark Group, Inc. (“UniMark”), as well as certain finished goods inventory and UniMark’s McAllen, Texas distribution center. Concurrently, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark’s facility in Mexico. This product will be purchased by Del Monte at current market rates. The original purchase price was $14.5 of which $13.5 was paid solely in cash at closing for those assets. The purchase price was subject to adjustments based on the final calculation of inventory on-hand as of the closing date. Based on this calculation, the total purchase price was revised to $12.7. Because the cash paid exceeded the final purchase price by $0.8, UniMark reimbursed this amount to Del Monte by the end of fiscal 2001. The transaction has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values. The total purchase price was allocated $5.9 to inventory, $2.7 to property, plant and equipment and $4.1 to trademark intangible assets.

Note 4 — Supplemental Balance Sheet Information

	June 30,

	2002	2001

Trade accounts receivable:
Trade	$117.2	$136.1
Allowance for doubtful accounts	(0.3)	(0.3)

TRADE ACCOUNTS RECEIVABLE, NET	$116.9	$135.8

Inventories:
Finished product	$257.5	$301.1
Raw materials and in-process inventories	14.5	16.1
Other, principally packaging material	133.4	120.3

TOTAL INVENTORIES	$405.4	$437.5

Prepaid expenses and other current assets:
Prepaid expenses	$14.6	$15.4
Income tax receivable	11.6	8.3
Other current assets	4.4	3.2

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$30.6	$26.9

Property, plant and equipment:
Land and land improvements	$34.6	$33.4
Buildings and leasehold improvements	107.2	105.3
Machinery and equipment	389.3	362.9
Construction in progress	34.1	28.0

	565.2	529.6
Accumulated depreciation	(228.6)	(203.2)

PROPERTY, PLANT AND EQUIPMENT, NET	$336.6	$326.4

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $3.5 for 2002 and $0.4 for 2001	$19.0	$24.2
Assets held for sale	11.0	20.3
Investments in joint ventures	6.4	6.2
Deferred pension asset	—	16.0
Note receivable for sale of assets	7.0	—
Other	1.0	0.8

OTHER ASSETS, NET	$44.4	$67.5

Accounts payable and accrued expenses:
Accounts payable — trade	$122.3	$100.0
Marketing and advertising	57.7	56.3
Payroll and employee benefits	26.4	21.1
Income taxes payable	17.1	18.6
Merger-related expenses	6.9	—
Current portion of other non-current liabilities	9.5	9.9
Other	18.6	21.1

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$258.5	$227.0

Other non-current liabilities:
Accrued postretirement benefits	$127.0	$130.7
Pension liability	27.0	—
Retained-insurance liabilities	15.0	11.6
Other	20.3	15.6

OTHER NON-CURRENT LIABILITIES	$189.3	$157.9

Note 5 — Intangible Assets

     Del Monte does not have any recorded goodwill. A summary of intangible assets follows with 2001 reflecting all intangibles as being amortized in accordance with previous accounting standards:

	June 30,

	2002	2001

Non-amortizing intangible assets:
Trademarks	$31.7	$—
Distribution rights	24.4	—

Total unamortized intangible assets	$56.1	$—

Amortized intangible assets:
Trademarks	$0.6	$34.2
Distribution rights	—	28.4

	0.6	62.6
Accumulated amortization	(0.2)	(5.9)

Total amortized intangible assets, net	$0.4	$56.7

     The estimated amortization expense for each of the two succeeding fiscal years is as follows:

2003	$0.2
2004	0.2

$0.4

     The following tables reconcile reported net income to pro forma net income, and earnings per share, as a result of the adoption of SFAS 142:

	Year Ended June 30,

	2002	2001	2000

Income before extraordinary item	$39.8	$40.0	$133.0
Add back (net of tax):
Trademark amortization	—	0.5	0.3
Distribution rights amortization	—	1.0	1.2
Adjust (net of tax):
Trademark amortization (change in useful life)	—	(0.1)	—

Pro forma income before extraordinary item	39.8	41.4	134.5
Extraordinary loss, net of tax benefit	1.3	26.2	4.3

Pro forma net income	$38.5	$15.2	$130.2

Basic earnings per share:
Basic income per common share before extraordinary item	$0.76	$0.77	$2.55
Trademark amortization	—	0.01	0.01
Distribution rights amortization	—	0.02	0.02

Pro forma basic income per common share before extraordinary item	0.76	0.80	2.58
Extraordinary loss per common share, net of tax benefit	(0.02)	(0.51)	(0.08)

Pro forma basic income per common share	$0.74	$0.29	$2.50

Diluted earnings per share:
Diluted income per common share before extraordinary item	$0.75	$0.76	$2.50
Trademark amortization	—	0.01	0.01
Distribution rights amortization	—	0.02	0.02

Pro forma diluted income per common share before extraordinary item	0.75	0.79	2.53
Extraordinary loss per common share, net of tax benefit	(0.02)	(0.50)	(0.08)

Pro forma diluted income per common share	$0.73	$0.29	$2.45

Note 6 — Short-Term Borrowings and Long-Term Debt

     Short-term borrowings consisted of a note payable to banks outside the United States of $0.2 and $0.3 at June 30, 2002 and 2001, and a revolving credit agreement with zero outstanding balance at both June 30, 2002 and 2001. Net availability under the revolving credit agreement, adjusted for borrowing base limitations and outstanding letters of credit, at June 30, 2002 and 2001 totaled $219.4 and $260.1, respectively. Unused lines of credit outside the United States at June 30, 2002 and 2001 totaled $0.7 and $0.6, respectively. The weighted average interest rate on domestic short-term borrowings was 6.13% and 8.12% for the years ended June 30, 2002 and 2001, respectively.

     As permitted under Del Monte’s credit agreement, Del Monte prepaid $120.0 on its term loan during fiscal 2002. As a result, Del Monte incurred an extraordinary loss of $2.1 ($1.3 net of tax) related to the write-off of previously capitalized debt issuance costs. Del Monte did not incur any prepayment penalties as a result of these prepayments. The terms and conditions of the term loan agreement did not change as a result of these prepayments. However, the scheduled debt amortization in future periods has been adjusted to reflect these prepayments.

     On May 15, 2001, the Company refinanced its outstanding debt. In connection with this refinancing, Del Monte repaid amounts outstanding under its existing revolving credit facility and term loans governed by the then existing Second Amended and Restated Credit Agreement (the “Agreement”) dated January 14, 2000. Concurrently, the Company amended and restated the terms and conditions of the Agreement to create a Third Amended and Restated Credit Agreement dated as of May 15, 2001, which established a $325.0 revolving credit facility (the “Revolver”) and a term loan (the “Term Loan”) in an initial funded amount of $415.0. The new credit agreement provides for additional borrowing capacity (up to $100.0) under either the Revolver or Term Loan. The refinancing also included the issuance of new 9¼% Senior Subordinated Notes due 2011 (the “New Notes”) by DMC in an amount of $300.0, which, together with the Revolver and Term Loan, provided proceeds used by the Company to (a) redeem DMC’s then outstanding 12¼% Senior Subordinated Notes due 2007 and DMFC’s outstanding 12½ % Senior Discount Notes due 2007 (the “Old Notes”) (b) repay the revolver and term loan balances then outstanding under the Agreement and (c) pay fees and expenses of the May 15, 2001 refinancing. The refinancing also established new financial covenants reflecting changes in the Company’s debt structure and its financial performance. The Revolver expires on May 15, 2007 and the Term Loan matures on March 31, 2008. The Term Loan amortizes quarterly at 1.0% per year for the next five years and, beginning June 30, 2007, is repaid in three quarterly installments of $69.1 with a fourth and final installment due on March 31, 2008 for the remaining balance.

     In connection with the repayment of debt at May 15, 2001, an extraordinary loss of $42.3 ($26.2 net of tax) was recorded. This extraordinary loss consisted of $32.0 of prepayment premiums and a $10.3 write-off of previously capitalized deferred debt issuance costs and original issue discount.

     The New Notes bear a fixed interest rate of 9¼%, paid semiannually on each May 15 and November 15, with the principal payable at maturity (May 15, 2011). The New Notes are redeemable in whole or in part at the option of the Company on or after May 15, 2006 at a price that is equal to 104.625% of their principal amount. In addition, on or before May 15, 2004, the Company may redeem up to 35% of the notes at a redemption price of 109.250% of their principal amount using net cash proceeds from one or more Equity Offerings (as defined in the Indenture under which the New Notes were issued). Initial credit margins applicable to the Revolver and Term Loan set under the May 15, 2001 refinancing were fixed through December 31, 2001. Subsequently, credit margins applicable to amounts outstanding under both the Revolver and Term Loan are determined by reference to a pricing grid, subject to quarterly adjustment based upon the calculated level of the Company’s senior leverage ratio. The applicable credit margins are additive, at the Company’s option, to either the base rate (the higher of 0.50% above the latest Federal Funds Rate or the bank’s reference rate) or the offshore rate, as defined. Currently, the applicable credit margins for the Revolver are 1.50% plus the base rate (all-in interest rates of 6.25% and 8.50% at June 30, 2002 and 2001, respectively) or 2.50% plus the offshore rate (all-in rates of approximately 4.36% and 6.60% at June 30, 2002 and 2001, respectively). Currently, the applicable credit margins for the Term Loan are 1.75% plus the base rate (an all-in interest rate of 6.50% and 8.75% at June 30, 2002 and 2001 respectively) or 2.75% plus the offshore rate (all-in rates of approximately 4.61% and 6.85% at June 30, 2002 and 2001). The Company is required to pay the lenders under the Revolver a commitment fee of 0.50% on the unused portion of such facility. The Company is also required to pay the lenders, under the Revolver, letter of credit fees of 2.00% per year for commercial letters of credit and 2.50% per year for all other letters of credit, as well as an additional fee of 0.25% per year to the bank issuing such letters of credit. At June 30, 2002 and 2001, a balance of $33.0 and $35.1, respectively, was outstanding on these letters of credit. With the exception of the issuing fee of 0.25%, which is fixed, letter of credit fees and the Revolver commitment fee were fixed through December 31, 2001 and are subsequently determined in conjunction with the pricing grid.

     During February 2000, Del Monte repurchased $31.0 of the then senior subordinated notes. In conjunction with this early debt prepayment, Del Monte recorded an extraordinary loss of $5.2 ($4.3 net of tax) in the year ended June 30, 2000. The extraordinary loss consisted of the write-off of $1.5 ($1.2 net of tax) of previously capitalized debt issuance costs related to the redeemed notes and original issuance discount and $3.7 ($3.1 net of tax) of redemption premiums.

     Long-term debt consisted of the following:

	June 30,

	2002	2001

Term loan	$290.3	$414.0
9¼% Senior Subordinated Notes	300.0	300.0

	590.3	714.0
Less current portion	2.9	4.2

	$587.4	$709.8

     At June 30, 2002, scheduled maturities of long-term debt in each of the next five fiscal years and thereafter were as follows:

2003	$2.9
2004	3.0
2005	2.9
2006	3.0
2007	71.3
Thereafter	507.2

$590.3

     The Revolver and Term Loan are collateralized by security interests in substantially all of Del Monte’s assets. The Revolver and Term Loan agreement and the New Notes contain restrictive covenants with which Del Monte must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, Del Monte is required to meet certain financial covenants, including minimum fixed charge coverage, minimum interest coverage and maximum leverage ratios. Del Monte believes that it was in compliance with all such financial covenants at all testing intervals, and as of June 30, 2002. Del Monte made cash interest payments of $58.7, $57.0 and $52.7 for the years ended June 30, 2002, 2001 and 2000.

     See Note 2 for a discussion of the proposed financing relating to the proposed merger of DMC and the Heinz Businesses.

Note 7 — Financial Instruments

     Del Monte uses derivatives only for purposes of managing risk associated with the underlying exposures and does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Management believes that its use of derivative instruments to manage risk is in Del Monte’s best interest. In addition, the terms of Del Monte’s revolving and term loan agreement required Del Monte to enter into and maintain one or more permitted swap obligations (as defined in the loan agreement) for, among other things, a notional amount of at least $200.0 and for a term of at least three years. To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001. The aggregate notional amount of the swaps is $200.0 and the swaps are in effect from September 28, 2001 through September 30, 2004. The swaps are with several banks and fix the three-month LIBOR at a weighted average rate of 4.91% per annum on the $200.0 notional amount. This fixed interest rate is measured against three-month LIBOR for purposes of settlement. The fair value of each swap is determined independently by each bank, using its own valuation model, based on the projected three-month LIBOR yield curve. According to each bank, valuations based on other models may yield different results.

     The swaps were not initially designated as hedging instruments under SFAS 133 (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001. Changes in fair value of the swaps from that date to their designation date, January 23, 2002, as hedging instruments are reflected in the Consolidated Statements of Income. The fair value of the swaps at January 23, 2002 was a liability of $5.8. This liability will be credited to interest expense, in the Consolidated Statements of Income, over the remaining life of the swap agreements. This credit offsets interest expense on the related bank debt. On January 23, 2002, Del Monte designated the swaps as cash flow hedging instruments of market interest rate risk under SFAS 133. The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income/loss in Stockholders’ Equity in an amount equal to the effective portion of the hedging instruments. The remaining amount, if any, equal to the ineffective portion of the hedging instruments is recorded as other income/expense in the Consolidated Statements of Income.

     The fair value of the swaps at January 23, 2002 and June 30, 2002 was a liability of $5.8 and $6.9, respectively. For the year ended June 30, 2002, the change in fair value of the swaps through January 23, 2002 resulted in a loss on financial instruments of $5.8. For the year ended June 30, 2002, the change in fair value of the swaps from January 23, 2002 to June 30, 2002 resulted in other comprehensive loss of $4.0 ($2.4 net of tax) which will be released into earnings over the term of the swaps. Interest expense for the year ended June 30, 2002 was increased by $4.2 due to the impact of the swaps. Interest expense for the year ended June 30, 2002 includes a credit to interest expense of $2.9, reflecting a release to earnings from the $5.8 liability, attributed to the January 23, 2002 to June 30, 2002 period. A total of $3.4 of additional credits to interest expense are expected for fiscal 2003. Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

     Del Monte had interest rate cap agreements during the year ended June 30, 2001, but had no interest rate protection arrangements as of June 30, 2001. The incremental effect of all interest rate contracts on interest expense for the year ended June 30, 2001 was $0.3.

Note 8 — Earnings Per Share

     The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended June 30,

	2002	2001	2000

BASIC EARNINGS PER SHARE
Numerator:
Income attributable to common shares before extraordinary item	$39.8	$40.0	$133.0
Extraordinary loss, net of tax benefit	(1.3)	(26.2)	(4.3)

Numerator for basic earnings per share — income attributable to common shares	$38.5	$13.8	$128.7

Denominator:
Denominator for basic earnings per share — weighted average shares	52,282,538	52,233,848	52,192,676

Basic income per common share before extraordinary item	$0.76	$0.77	$2.55
Extraordinary loss per common share, net of tax benefit	(0.02)	(0.51)	(0.08)

Basic income per common share	$0.74	$0.26	$2.47

DILUTED EARNINGS PER SHARE
Numerator:
Income attributable to common shares before extraordinary item	$39.8	$40.0	$133.0
Extraordinary loss, net of tax benefit	(1.3)	(26.2)	(4.3)

Numerator for diluted earnings per share — income attributable to common shares	$38.5	$13.8	$128.7

Denominator:
Weighted average shares	52,282,538	52,233,848	52,192,676
Effect of dilutive securities — stock options	766,430	533,886	905,222

Denominator for diluted earnings per share — weighted average shares and equivalents	53,048,968	52,767,734	53,097,898

Diluted income per common share before extraordinary item	$0.75	$0.76	$2.50
Extraordinary loss per common share, net of tax benefit	(0.02)	(0.50)	(0.08)

Diluted income per common share	$0.73	$0.26	$2.42

     Options outstanding in the amounts of 1,464,469, 1,620,843 and 1,700,950 shares as of June 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because these options’ exercise prices were greater than the average market price of the common shares for those years.

Note 9 — Employee Stock Plans

AIAP Deferred Compensation Plan

     On October 14, 1999, the Del Monte Corporation Annual Incentive Award Plan Deferred Compensation Plan was established under which certain employees are eligible to participate. Beginning in fiscal 2001, eligible employees may elect to defer from 5% to 100% of their annual incentive award. Del Monte provides a matching contribution of 25% of the employee’s deferral amount. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of their account. Del Monte’s matching contribution vests in equal installments over three years subsequent to the award grant. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in whole shares of Del Monte common stock.

     As of June 30, 2002, Del Monte has accrued for awards earned in fiscal 2002 to be granted in fiscal 2003. Expense under this plan was $0.2 for both years ended June 30, 2002 and 2001. For awards earned in fiscal 2001, 27,285 units of deferred stock were granted on August 8, 2001 at $8.48 per unit. Del Monte provided 6,824 units of deferred stock as a matching contribution for the employee deferral amount.

Stock Option Incentive Plans

     On August 4, 1997, Del Monte adopted the 1997 Stock Incentive Plan (amended November 4, 1997 and October 14, 1999) which allowed Del Monte to grant options to certain key employees. The plan allowed the grant of options to purchase up to 1,821,181 shares of Del Monte’s common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Options to purchase 1,736,520 shares were granted under the plan. As of June 30, 2002, eligible employees held options to purchase 1,471,614 shares of common stock under the 1997 Plan. Options generally vest over four or five years. No additional options will be granted pursuant to this plan.

     Also on August 4, 1997, Del Monte adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000). In connection with this plan, grants of non-qualified stock options representing 223,828 shares of common stock may be made to certain non-employee directors and independent contractors of Del Monte. Options terminate ten years from the date of grant. As of June 30,2002, eligible non-employees held options to purchase 178,828 shares of common stock under this plan and 45,000 shares were available to be issued in connection with future awards under this plan. Options generally vest over a four-year period.

     The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was adopted initially by the board of directors on April 24, 1998, modified by the board on September 23, 1998 and approved by the stockholders on October 28, 1998. Further amendments were made on October 14, 1999 and August 24, 2000 and approved by Del Monte stockholders on November 15, 2000. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses (together with Options and SARs, “Awards”) representing 6,208,887 shares of common stock may be made to certain employees of Del Monte. Initially 3,195,687 shares of common stock were reserved to be issued in connection with awards under the 1998 Plan, and amendments authorizing an additional 2,870,000 shares of common stock to be issued in connection with awards under the 1998 Plan were approved by stockholders on November 15, 2000, as well as any shares of common stock represented by awards granted under any prior plan which are forfeited, expired or canceled. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Nominating and Compensation Committee of the Board has authority to grant Awards under the 1998 Plan and to set the terms of any Awards. Options generally vest over four or five years. As of June 30, 2002, eligible employees held options to purchase 3,816,149 shares of common stock under the 1998 Plan, and 2,372,464 additional shares were available to be issued in connection with for future awards.

     Stock option activity and related information during the periods indicated was as follows:

		Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance at June 30, 1999	3,676,737	$9.13	868,453	$5.22
Granted	69,375	13.33
Forfeited	318,844	9.96
Exercised	39,535	5.22

Balance at June 30, 2000	3,387,733	9.19	1,596,691	7.05
Granted	1,350,980	6.99
Forfeited	322,487	10.16
Exercised	26,241	5.22

Balance at June 30, 2001	4,389,985	8.46	2,256,758	7.65
Granted	1,310,100	8.88
Forfeited	208,240	10.12
Exercised	25,254	6.58

Balance at June 30, 2002	5,466,591	$8.51	2,866,716	$8.03

     At June 30, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Price Per Share	Outstanding	Life	Price	Exercisable	Price

$5.22 - 8.42	2,764,047	6.20	$5.96	1,900,016	$5.48
8.45 - 15.85	2,702,544	7.73	11.11	966,700	13.04

$5.22 - 15.85	5,466,591	6.95	$8.51	2,866,716	$8.03

     Del Monte accounts for its stock option plans using the intrinsic value method prescribed by APB 25, and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”), and has been determined as if Del Monte had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2002, 2001 and 2000: dividend yield of 0% for all years; expected volatility of 0.36, 0.40 and 0.43, respectively; risk-free interest rates of 4.59%, 5.87% and 5.99%, respectively; and expected lives of 7 years for all years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value per share of options granted during the year was $4.17, $3.65 and $6.72, for the years ended June 30, 2002, 2001 and 2000, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Del Monte’s pro forma information as calculated in accordance with SFAS 123 is as follows:

	Year Ended June 30,

	2002	2001	2000

Pro forma net income	$35.9	$11.5	$126.2
Pro forma earnings per share:
Basic	$0.69	$0.22	$2.42
Diluted	$0.69	$0.22	$2.38

Stock Purchase Plan

     The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. A total of 957,710 shares of common stock of Del Monte were reserved for issuance to eligible employees under this plan. At June 30, 2002, 381,360 shares of Del Monte’s common stock have been purchased by and issued under the plan. The Company does not anticipate issuing any additional shares pursuant to this plan.

     Total compensation expense recognized in connection with stock-based awards for the years ended June 30, 2002, 2001 and 2000 was $0.0, $0.3 and $0.2, respectively.

Note 10 — Retirement Benefits

     Defined Benefit Plans. Del Monte sponsors two non-contributory defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees.

	Pension Benefits		Other Benefits
	June 30,		June 30,

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$283.2	$269.0	$86.1	$77.4
Service cost	4.0	3.4	1.2	1.0
Interest cost	20.3	20.5	6.3	6.0
Plan participants’ contributions	—	—	4.3	3.9
Actuarial loss	6.4	17.7	11.6	7.7
Benefits paid	(25.7)	(27.4)	(9.9)	(9.9)

Benefit obligation at end of year	$288.2	$283.2	$99.6	$86.1

Change in plan assets:
Fair value of plan assets at beginning of year	$296.9	$327.7	$—	$—
Actual loss on plan assets	(16.1)	(11.4)	—	—
Employer contributions	4.0	8.0	5.6	6.0
Plan participants’ contributions	—	—	4.3	3.9
Benefits paid	(25.7)	(27.4)	(9.9)	(9.9)

Fair value of plan assets at end of year	$259.1	$296.9	$—	$—

Funded status	$(29.1)	$13.7	$(99.6)	$(86.1)
Unrecognized net actuarial (gain) loss	51.1	2.8	(13.0)	(26.9)
Unrecognized prior service cost	(0.2)	(0.5)	(21.4)	(24.7)
Additional minimum liability	(48.8)	—	—	—

Net amount recognized	$(27.0)	$16.0	$(134.0)	$(137.7)

WEIGHTED AVERAGE ASSUMPTIONS
AS OF JUNE 30:
Discount rate used in determining projected benefit obligation	7.25%	7.50%	7.25%	7.50%
Rate of increase in compensation levels	5.00	5.00	—	—
Long-term rate of return on assets	9.00	9.00	—	—

     The components of net periodic pension cost for pension benefit plans and other benefit plans are as follows:

	Pension Benefits			Other Benefits
	June 30,			June 30,

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost for benefits earned during period	$4.0	$3.4	$3.5	$1.2	$1.0	$1.0
Interest cost on projected benefit obligation	20.3	20.5	19.9	6.3	6.0	5.4
Expected return on plan assets	(25.8)	(28.6)	(26.0)	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.2)	(3.2)	(3.2)	(3.2)
Recognized net actuarial gain	—	(2.2)	(0.3)	(2.3)	(3.2)	(3.6)

Benefit cost (credit)	$(1.8)	$(7.2)	$(3.1)	$2.0	$0.6	$(0.4)

     It has been Del Monte’s policy to fund Del Monte’s retirement plans in an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount that would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Del Monte’s defined benefit retirement plans were previously determined to be underfunded under federal ERISA guidelines. Del Monte entered into an agreement with the Pension Benefit Guaranty Corporation, dated April 7, 1997, whereby Del Monte agreed to contribute a total of $55.0 to its defined benefit pension plans through calendar 2001.

     For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization (“PPO”) plan and associated indemnity plans for fiscal 2002. The rate of increase is assumed to decline gradually to 5.25% in the year 2007 and remains at that level thereafter. For health maintenance organization (“HMO”) plans, a 17.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002. The rate of increase is assumed to decline gradually to 9.0% in the year 2007 and then remain below that level. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of June 30, 2002 by $10.4 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.9. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of June 30, 2002 by $9.8 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.8.

     Defined Contribution Plans. Del Monte sponsors defined contribution plans covering substantially all of its employees. Company contributions to the plans are based on employee contributions or compensation. Contributions under such plans totaled $1.9, $1.7 and $1.7 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Multi-employer Plans. In addition, Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The contributions to multi-employer plans for the years ended June 30, 2002, 2001 and 2000 were $7.2, $7.4 and $7.7, respectively.

     Nonqualified Retirement Plans. Effective January 1, 1990, Del Monte established the Del Monte Corporation Additional Benefits Plan and the Del Monte Corporation Supplemental Benefits Plan (the “Nonqualified Retirement Plans”). The Nonqualified Retirement Plans are “top hat” and “excess” benefit plans designed to provide benefits in excess of those otherwise permitted under the Del Monte Corporation Retirement Plan and the Del Monte Savings Plan (which is qualified under Section 401(k) of the Internal Revenue Code) by Sections 401(a)(17) and 415 of the Internal Revenue Code. The Nonqualified Retirement Plans also provide benefits in respect of certain amounts of severance not taken into account under the Del Monte Corporation Retirement Plan or the Del Monte Savings Plan. Employees who participate in the Del Monte Corporation Retirement Plan or the Del Monte Savings Plan are generally eligible to participate in the Nonqualified Retirement Plans. Benefits under the Nonqualified Retirement Plans are unfunded and paid from the general assets of Del Monte. Benefit costs incurred under such plans totaled $0.7, $0.7 and $0.8 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 11 — Provision (Benefit) for Income Taxes

     The provision (benefit) for income taxes consists of the following:

	Year Ended June 30,

	2002	2001	2000

Income (loss) before taxes and extraordinary items:
Domestic	$56.2	$56.7	$79.9
Foreign	(0.3)	—	(0.5)

	$55.9	$56.7	$79.4

Income tax provision (benefit)
Current:
Federal	$(3.7)	$(7.4)	$20.6
State and foreign	0.2	0.1	—

Total current	(3.5)	(7.3)	20.6

Deferred:
Federal	16.0	24.7	(66.6)
State and foreign	3.6	(0.7)	(7.6)

Total deferred	19.6	24.0	(74.2)

	$16.1	$16.7	$(53.6)

     Significant components of Del Monte’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,

	2002	2001

Deferred tax assets:
Post employment benefits	$52.3	$53.7
Pension liability	12.2	1.6
Reserves not currently deductible	13.8	15.0
Workers’ compensation	6.6	5.3
Net operating loss and tax credit carry forwards	28.3	41.4
Other	19.3	17.0

Gross deferred tax assets	132.5	134.0
Valuation allowance	(0.1)	(6.7)

Net deferred tax assets	132.4	127.3

Deferred tax liabilities:
Depreciation	50.4	41.2
Intangible assets	5.8	4.4
LIFO reserve	13.5	14.6
Other	—	6.2

Gross deferred tax liabilities	69.7	66.4

Net deferred tax asset	$62.7	$60.9

     The change in deferred tax assets is attributable to the current year provision and is offset by the tax benefit of items included in other comprehensive income.

     At June 30, 2002, a valuation allowance of $0.1 was maintained for foreign net operating loss carryforwards, as the utilization of such foreign losses cannot be reasonably assured. The net change in valuation allowance for the years ended June 30, 2002, 2001 and 2000 was a decrease of $6.6, $3.0 and $81.6, respectively. The recognition of the net deferred tax asset is based upon the expected utilization of deferred tax assets that the Company believes will more likely than not be realized through future profitable taxable operations.

     The differences between the provision (benefit) for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

	Year Ended June 30,

	2002	2001	2000

Income taxes computed at the statutory U.S. federal income tax rates	$19.5	$19.8	$27.8
Taxes on foreign income at rates different than U.S. federal income tax rates	0.3	0.1	0.2
State taxes, net of federal benefit	2.4	(0.7)	—
Reversal of valuation allowance, net of tax adjustments	(6.6)	(2.2)	(67.7)
Realization of prior years’ net operating losses, tax credits and other adjustments	—	—	(12.2)
Other	0.5	(0.3)	(1.7)

Provision (benefit) for income taxes	$16.1	$16.7	$(53.6)

     As of June 30, 2002, Del Monte had net operating loss carryforwards of $63.1 for U.S. tax purposes which will expire between 2012 and 2021, $86.7 for state purposes which will expire between 2006 and 2017, $0.6 for foreign tax purposes which will expire in 2003 and tax credits of $6.6 which will expire between 2007 and 2011.

     Del Monte made income tax payments of $1.5, $0.0 and $9.0 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 12 — Commitments and Contingencies

     Lease Commitments. Del Monte leases certain property and equipment and office and plant facilities. At June 30, 2002, the aggregate minimum rental payments required under operating leases were as follows:

2003	$27.9
2004	59.1
2005	18.0
2006	15.2
2007	13.3
Thereafter	57.1

$190.6

     Rent expense for all operating leases is as follows:

	Year Ended June 30,

	2002	2001	2000

Minimum rentals	$29.7	$28.1	$24.0
Contingent rentals	7.3	7.3	7.1
Sublease rentals	(0.2)	(0.7)	(1.0)

Rent expense for operating leases	$36.8	$34.7	$30.1

     Contingent rentals relate to operating leases for certain equipment. Contingent rental expense is calculated based on the usage of the equipment.

     Lease Financing. In November 1998, Del Monte entered into a build-to-suit lease arrangement to finance the construction of four warehouse facilities (the “Facilities”) adjacent to Del Monte’s Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. The construction of the Facilities was financed by a special purpose entity sponsored by certain lending institutions (the “Lenders”). The special purpose entity is not affiliated with Del Monte and is not consolidated in Del Monte’s consolidated financial statements. Del Monte has accounted for this arrangement as an operating lease in accordance with SFAS 13, “Accounting for Leases”, as amended.

     The initial lease term runs until November 2003. Monthly lease payments are based on LIBOR, plus a credit spread, applied to a $37.8 lease balance. Future minimum lease payments, assuming exercise of the purchase option available to Del Monte under the lease, are included in the table above. The lease contains various affirmative and negative covenants, including covenants based upon Del Monte’s financial performance. A default under the lease, including violation of these covenants, could require an acceleration of Del Monte’s payment obligations. As of June 30, 2002, Del Monte believes it is in compliance with these covenants.

     Following the initial lease term, and with required prior notice, Del Monte must exercise one of the following end of term options, each with respect to all, but not less than all, of the Facilities: (i) renew the lease for up to five additional one-year terms, subject to the consent of the Lenders, (ii) purchase the Facilities for the purchase amount (i.e. the lease balance plus accrued and unpaid rent plus any other amounts due and payable) or (iii) sell the Facilities, on behalf of the special purpose entity, to an unrelated third party. In the event option (iii) is elected, Del Monte has provided a residual value guarantee of up to approximately $30.3 for any deficiency if the proceeds from the sale of the Facilities are less than the lease balance. However, Del Monte is entitled to any sale proceeds from a sale of the Facilities in excess of the lease balance.

     Grower Commitments. Del Monte has entered into noncancelable agreements with growers, with terms ranging from less than one year to ten years, to purchase certain quantities of raw products. Total purchases under these agreements were $125.4, $142.2 and $161.8 for the years ended June 30, 2002, 2001 and 2000, respectively.

     At June 30, 2002, aggregate future payments under such purchase commitments (priced at June 30, 2002 estimated costs) are estimated as follows:

2003	$137.3
2004	69.5
2005	56.0
2006	52.8
2007	49.6
Thereafter	208.7

$573.9

     Supply Agreement. In connection with the sale of Del Monte’s 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed an eight-year supply agreement under which Del Monte sources the majority of its pineapple requirements from Del Monte Philippines over the agreement term. Del Monte expects to purchase $32.7 of product in fiscal 2003 under this supply agreement for pineapple products. During the years ended June 30, 2002, 2001 and 2000, Del Monte purchased $28.9, $35.4 and $40.8, respectively, of product under the supply agreement.

     On September 1, 2000, in conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line of UniMark Group Inc, Del Monte executed a five-year supply agreement under which a UniMark affiliate will produce certain chilled and processed fruit products at UniMark’s facility in Mexico that Del Monte will purchase at current market rates. Del Monte expects to purchase $19.1 of product in fiscal 2003 under this supply agreement. During the year ended June 30, 2002 and 2001, Del Monte purchased $17.9 and $12.8, respectively, of product under the supply agreement.

     Effective December 21, 1993, Del Monte sold substantially all of the assets and certain related liabilities of its can manufacturing operations in the United States to Silgan Containers Corporation (“Silgan”). In connection with the sale to Silgan, Del Monte entered into a ten-year supply agreement under which Silgan, effective immediately after the sale, began supplying substantially all of Del Monte’s metal container requirements for foods and beverages in the United States. However, Del Monte is entitled to consider competitive bids for up to 50% of its requirements. Silgan has the right to match any competitive offer. In addition, if Silgan is unable to supply all of such requirements for any reason, Del Monte is entitled to purchase the excess from another supplier.

     Price levels were originally set based on Del Monte’s costs of self-manufactured containers. Price changes under the contract reflect changes in Silgan’s costs or as otherwise negotiated. The agreement may be terminated by either party, without penalty, on notice given 12 months prior to the end of the term of the agreement. The base term of the supply agreement has since been extended to December 21, 2006. Purchases under the agreement during the year ended June 30, 2002, 2001 and 2000, amounted to $205.9, $198.0 and $172.9, respectively. Del Monte believes the supply agreement provides it with a long-term supply of cans at competitive prices that adjust over time for normal manufacturing cost increases or decreases.

     Information Systems Agreement. On November 1, 1992, Del Monte entered into a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide services and administration to Del Monte in support of its information services functions for all domestic operations. Payments under the terms of the agreement are based on scheduled monthly base charges subject to various adjustments such as system usage and inflation. Total payments for the years ended June 30, 2002, 2001 and 2000 were $19.6, $17.8, and $17.0 respectively.

     On June 30, 2002, Del Monte entered into a ten-year agreement with EDS to provide similar services beginning November 2002. Monthly payments will be based on scheduled costs for services, a portion of which will be subject to an inflation adjustment. Del Monte may terminate the contract at any time after the first year of service. A termination fee is applicable to early termination of the contract. Noncancelable future minimum payments under the existing and new agreements are as follows:

2003	$11.6
2004	6.0

$17.6

     Union Contracts. Approximately 80% of Del Monte’s hourly and seasonal work force are employees working under union collective bargaining agreements. Of these employees, approximately 58% are under agreements that will expire in calendar 2003.

     Legal Proceedings. Del Monte is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that Del Monte breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about the value of Del Monte and its prospects for sale. The plaintiff also alleges that it relied on Del Monte’s alleged statements in selling its preferred and common stock interest in Del Monte to a third party at a price lower than that which the plaintiff asserts it could have received absent Del Monte’s alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. The discovery phase of the case has been completed and Del Monte has filed a motion for summary judgment of the plaintiff’s claims. Del Monte cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. Nevertheless, Del Monte believes that adequate insurance coverage is in place to cover any material liability, fees and cost that Del Monte may incur with respect to this litigation. Del Monte is defending this proceeding vigorously.

     Del Monte is also defending various other claims and legal actions that arise from its normal course of business, including certain environmental actions. Governmental authorities and private claimants have notified Del Monte that it is a potentially responsible party (“PRP”) or may otherwise be potentially responsible for environmental investigation and remediation costs at certain contaminated sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) or under similar state laws. These claims contain allegations that Del Monte sent certain wastes from its operations to these sites for disposal or recycling. With respect to a majority of the sites at which Del Monte has been identified as a PRP, Del Monte has settled its liability. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management none of these claims and actions, individually or in the aggregate, will have a material effect on Del Monte’s financial position.

Note 13 — Related Party Transactions

     DMC is directly-owned and wholly-owned by Del Monte. For the year ended June 30, 2002, DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte, except for expenses relating to compensation for the members of the Board of Directors Del Monte. As of June 30, 2002, DMFC’s sole asset was the stock of DMC. Del Monte had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation for the directors of the Board of Del Monte. Del Monte is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.

     Transactions with Texas Pacific Group. Del Monte entered into a ten-year Management Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. Under the Management Advisory Agreement, TPG Partners, L.P. is entitled to receive an annual fee from Del Monte for management advisory services equal to the greater of $0.5 or 0.05% of the budgeted consolidated annual net sales of Del Monte. TPG Partners, L.P. received fees of $0.7, $0.8 and $0.8 under this agreement for the years ended June 30, 2002, 2001 and 2000, respectively. This agreement makes available the resources of TPG Partners, L.P. concerning a variety of financial and operational matters, including advice and assistance in reviewing Del Monte’s business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The Management Advisory Agreement does not specify a minimum number of TPG Partners, L.P. personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Del Monte’s matters. We cannot otherwise obtain the services that TPG Partners, L.P. will provide without the addition of personnel or the engagement of outside professional advisors. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses.

     Del Monte also entered into a ten-year Transaction Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. As compensation for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization), TPG Partners, L.P. is to be paid a fee of 1.5% of the total value for each add-on transaction. In fiscal 2002, 2001 and 2000, TPG Partners, L.P. did not receive any payments under the Transaction Advisory Agreement. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses with a final payment of up to $9.0.

     Transactions with Management. During the second and third quarters of fiscal 1998, Del Monte sold shares of Del Monte common stock to certain key employees, including the executive officers of Del Monte, under Del Monte’s Employee Stock Purchase Plan. Messrs. Wolford and Smith each paid $0.18 in cash and borrowed an additional equal amount from Del Monte, under individual secured Promissory Notes (“Promissory Notes’’), to acquire the stock purchased by each of them pursuant to the plan. The Promissory Notes are secured by a pledge of the stock purchased with the proceeds of the loans. The terms of the Promissory Notes provide for accrual of interest, compounded semiannually, at the applicable federal short-term rate, adjusted each February 1 and August 1. As of August 1, 2002, this rate was 2.52%. The Promissory Notes permit prepayment at the borrower’s option and also require repayment upon the occurrence of specific events, including termination of employment and sale of the securities pledged to secure the Promissory Notes. Del Monte extended these loans in accordance with applicable law governing transactions by a corporation with its officers. Del Monte cannot predict whether the terms of these transactions, if made with a disinterested third party, would be more or less favorable to Messrs. Wolford and Smith. Del Monte has no reason to believe that such terms would be less favorable. Del Monte’s bank financing arrangements limit the ability of Del Monte to make loans or advances to employees to a maximum amount outstanding at any time of $10.0. Other than these loans to Messrs. Wolford and Smith, Del Monte has not made any loans or advances to any of its directors or executive officers or members of their immediate families.

     In addition, Del Monte amended and entered into employment agreements with certain key employees during the third and fourth quarters of fiscal 2002. The agreements are filed as exhibits to the annual report on Form 10-K for the year ended June 30, 2002.

Note 14 — Plant Consolidation

     In the third quarter of fiscal 1998, management implemented a plan to consolidate processing operations over a three-year period. Operations were suspended at the Modesto facility during fiscal 1999 while that facility underwent reconfiguration to accommodate fruit processing, which had previously taken place at the San Jose facility and at the Stockton facility. Del Monte closed the Arlington facility in August 1998, the San Jose facility in December 1999 and the Stockton facility in September 2000. The tomato processing formerly performed at the Modesto facility has been moved to the Hanford facility. In January 2001, Del Monte closed its tomato processing plant located in Woodland, California. This closure was part of management’s plan to consolidate its California manufacturing operations in order to enhance the efficiency of processing operations; to reduce the production of lower-margin commodity products, such as bulk tomato paste; and to allow Del Monte to better meet the competitive challenges of the market. Del Monte’s Hanford, California facility is now the sole internal source of bulk tomato paste, a component of several of Del Monte’s tomato products. Special charges related to plant consolidation are as follows:

	Year Ended June 30,

	2002	2001	2000

Severance accrual	$0.2	$0.6	$—
Severance accrual reversal	—	(1.1)	(1.3)
Asset write-off	—	10.4	—
Asset write-down reversal	(0.2)	—	(0.7)
Ongoing fixed costs and asset removal/disposal costs of dormant facilities	1.3	3.8	8.6
Accelerated depreciation	—	0.9	4.3

Special charges related to plant consolidation	$1.3	$14.6	$10.9

     In connection with the 1998 consolidation plan, Del Monte established an accrual of $6.6 in fiscal 1998 relating to severance and benefit costs for 433 employees to be terminated. A severance accrual of $0.2 relating to seven employees remained at June 30, 2002. Cash expenditures of $0.5, $1.1 and $2.3 were recorded against this accrual for the years ended June 30, 2002, 2001 and 2000. During fiscal 2001 and in the fourth quarter of fiscal 2000, this accrual was reduced by $1.1 and $1.3 due primarily to changes in severance and related benefit estimates.

     In connection with the Stockton closure, a $0.2 severance related charge was recorded during the first quarter of fiscal 2002. In the fourth quarter of fiscal 2001, a $2.4 charge was recorded for the write-off of assets at the Stockton facility for assets no longer used in operations. These assets where originally intended to be put into operation; however, management has decided to dispose of these assets which were deemed to no longer be useful. In relation to the San Jose facility and the Stockton facility, Del Monte continues to actively pursue potential buyers for the facilities.

     In connection with the Woodland facility, Del Monte entered into a purchase agreement with a buyer for the plant in the fourth quarter of fiscal 2001 for a sales price of $9.0. The transaction was closed in the first quarter of fiscal 2002 and Del Monte incurred closing costs of $0.1. In fiscal 2001, Del Monte recorded a charge of $8.0 ($10.5 recorded in the second quarter, less a $2.5 adjustment in the fourth quarter), representing the write-off of assets no longer used in operations; $0.2 of the write-off was reversed in the first quarter of fiscal 2002 upon the completion of the transaction. As part of the transaction, the buyer provided Del Monte with $2.0 in cash and a $7.0 interest-bearing promissory note. Interest on this promissory note is charged at three-month LIBOR plus a premium and is payable on a quarterly basis. The principal of the loan is due in two equal installments in 2005 and 2006. Del Monte has a first-priority lien and encumbrance on the plant.

     In August 1998, management announced its intention to close Del Monte’s vegetable processing plant located in Arlington, Wisconsin after the summer 1998 pack. For the year ended June 30, 2000, non-cash charges of $1.8 and $0.1 of cash expenditures were charged against this accrual. In addition, upon the sale of this plant in fiscal 2000, the sale proceeds exceeded original estimates resulting in a reduction of the accrual of $0.7. No balance remained in this accrual at June 30, 2000.

     Accelerated depreciation results from the effects of adjusting the tomato and fruit processing assets’ remaining useful lives to match the period of use prior to the closures of these plants. Assets that are subject to accelerated depreciation consist primarily of buildings and of machinery and equipment, which will no longer be needed due to the consolidation of the operations of the two fruit processing plants and the consolidation of the operations of three tomato processing plants. The remaining useful lives of the buildings at the San Jose facility were decreased by approximately 20 years due to this acceleration. Ongoing fixed costs and asset removal/disposal costs represent costs to remove and dispose of assets, and costs to be incurred until the sale of the closed facilities has taken place.

Note 15 — Segment Reporting

     Del Monte operates in one reportable segment, the manufacturing and marketing of processed foods, for which Del Monte receives revenues from its customers. Del Monte’s chief operating decision maker reviews financial information presented on a consolidated basis accompanied by disaggregated information on revenues by product line for purposes of making decisions and assessing financial performance. The following table sets forth net sales by product category:

	Year Ended June 30,

	2002	2001	2000

Net Sales:
Processed vegetables	$434.0	$418.6	$402.8
Processed fruit	546.6	548.8	498.1
Tomato and Specialty products	326.0	309.2	302.4

Subtotal domestic	1,306.6	1,276.6	1,203.3
South America	16.1	15.2	12.0
Intercompany sales	(0.3)	(0.4)	(0.5)

Total net sales	$1,322.4	$1,291.4	$1,214.8

     Sales to export markets were $59.2, $55.9 and $50.8 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 16 — Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth

2002(1)(2)
Net sales	$272.3	$391.3	$343.9	$314.9
Operating income	14.9	40.7	30.8	32.3
Income before extraordinary item	(5.3)	18.9	11.4	14.8
Net income (loss)	(5.3)	18.9	10.7	14.2	(4)
Per share data:(3)
Basic income per share before extraordinary item	$(0.10)	$0.36	$0.22	$0.28
Diluted income per share before extraordinary item	$(0.10)	$0.36	$0.21	$0.28
2001(1)(2)
Net sales	$263.0	$358.2	$328.7	$389.6
Operating income	24.3	31.2	34.9	36.1
Income before extraordinary item	6.4	8.5	10.7	14.4
Net income (loss)	6.4	8.5	10.7	(11.8	)(4)
Per share data:(3)
Basic income per share before extraordinary item	$0.12	$0.16	$0.21	$0.27
Diluted income per share before extraordinary item	$0.12	$0.16	$0.20	$0.27

(1)	The first quarter of fiscal 2002 includes $1.0 of inventory step-up charges related to the S&W acquisition. The first, second, third, and fourth quarters of fiscal 2001 includes $0.2, $0.7, $0.2 and $1.5, respectively, of inventory step-up charges related to the SunFresh and S&W acquisitions.

(2)	Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 2002 were $0.7, $0.4, $0.1 and $0.1, respectively. Quarterly plant consolidation charges for the first, second, third and fourth quarters of fiscal 2001 were $0.7, $11.8, $1.5 and $0.6, respectively.

(3)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(4)	The third and fourth quarters of fiscal 2002 include extraordinary losses of $0.7 and $0.6, respectively, net of tax benefit, consisting of the write-off of previously capitalized debt issuance costs as a result of debt prepayments. The fourth quarter of fiscal 2001 includes an extraordinary loss of $26.2, net of tax benefit, consisting of prepayment premiums and the related write-off of previously capitalized debt issuance costs as a result of the May 2001 refinancing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K with respect to identification of directors will be contained in our definitive proxy materials to be included by amendment to our Registration Statement on Form S-4, No. 333-98827, filed with the SEC on August 28, 2002, and is incorporated in this Annual Report on Form 10-K by this reference. For information with respect to the executive officers of Del Monte, see “Executive Officers of Del Monte Foods Company” at the end of Part I of this report.

     The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act, as amended, will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

Item 11. Executive Compensation

     The information required by Item 11 of Form 10-K will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Form 10-K will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 of Form 10-K will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

(i) The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Auditors

Consolidated Balance Sheets — June 30, 2002 and 2001 Consolidated Statements of Income — Years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income — Years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended June 30, 2002, 2001 and 2000

Notes to consolidated financial statements

	2.	Financial Statements Schedules

Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

	3.	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this Annual Report on Form 10-K by this reference and filed as part of this report.

(b)	Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2002:

(1) Current Report on Form 8-K filed on June 17, 2002 — Item 5: Announcement of the Agreement and Plan of Merger, dated as of June 12, 2002, by and among the H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation.

(2) Current Report on Form 8-K filed on June 17, 2002 — Item 5: Announcement of the adoption of a stockholder rights plan by the Del Monte Board of Directors on June 12, 2002.

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

Dated: September 30, 2002

POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Meyers and James Potter, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD G. WOLFORD Richard G. Wolford	President and Chief Executive Officer; Director and Chairman of the Board	September 30, 2002

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	September 30, 2002

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	September 30, 2002

/s/ RICHARD W. BOYCE Richard W. Boyce	Director	September 30, 2002

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	September 30, 2002

/s/ AL CAREY Al Carey	Director	September 30, 2002

/s/ PATRICK FOLEY Patrick Foley	Director	September 30, 2002

/s/ BRIAN E. HAYCOX Brian E. Haycox	Director	September 30, 2002

Signature	Title	Date

/s/ DENISE O’LEARY Denise O’Leary	Director	September 30, 2002

/s/ WILLIAM S. PRICE, III William S. Price, III	Director	September 30, 2002

/s/ JEFFREY A. SHAW Jeffrey A. Shaw	Director	September 30, 2002

/s/ WESLEY J. SMITH Wesley J. Smith	Director	September 30, 2002

CERTIFICATIONS

     Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer, respectively, of Del Monte Foods Company, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer:

I, Richard G. Wolford, President and Chief Executive Officer, Director and Chairman of the Board of Del Monte Foods Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Monte Foods Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ RICHARD G. WOLFORD Richard G. Wolford President and Chief Executive Officer, Director and Chairman of the Board

Certification of Chief Financial Officer:

I, David L. Meyers, Executive Vice President, Administration and Chief Financial Officer of Del Monte Foods Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Monte Foods Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ DAVID L. MEYERS David L. Meyers Executive Vice President, Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 No. 333-98827, filed August 28, 2002 (“2002 Form S-4”)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 No. 333-48235, filed May 18, 1998 (“Amendment No. 1 to the Registration Statement on Form S-l”))

3.2	Amended and Restated Bylaws of Del Monte Foods Company, adopted on April 22, 1999 (incorporated by reference to Exhibit (3)(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999)

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1)

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as issuer of 9¼% Senior Subordinated Notes due 2011, Del Monte Foods Company, as guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Registration Rights Agreement dated May 15, 2001 by and among Del Monte Corporation, Del Monte Foods Company, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Banc Alex Brown, Inc., Chase Securities, Inc., ABN AMRO Incorporated, BMO Nesbitt Burns Corp. (incorporated by reference to Exhibit 4.4 to the 2001 Form S-4)

4.6	Registration Rights Agreement by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registration Statement on Form S-1 No. 333-48235, filed June 30, 1998)

4.7	Rights Agreement, dated as of June 12, 2002, by and between Del Monte Foods Company and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A filed on June 13, 2002)

4.8	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.7 to the 2002 Form S-4)

10.1	Third Amended and Restated Credit Agreement dated as of May 15, 2001, by and among Del Monte Corporation, Del Monte Foods Company, the Lenders named therein, Bank of America, N.A., as administrative agent, the Chase Manhattan Bank, as syndication agent, and Bankers Trust Company, as documentation agent (incorporated by reference to Exhibit 10.1 to the 2001 Form S-4)

10.2	Second Amended and Restated Credit Agreement, dated as of January 14, 2000, among Del Monte Corporation, Bank of America, N.A., as Administrative Agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 1999 (the “December 1999 10-Q”))

10.3	Amended and Restated Parent Guaranty, dated December 17, 1997, executed by Del Monte Foods Company, with respect to the obligations under the Amended Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, No. 333-47289, filed March 4, 1998)

10.4	Security Agreement, dated April 18, 1997, between Del Monte Corporation and Del Monte Foods Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4, No. 333-29079, filed June 12, 1997 (“DMC Registration Statement”)

10.5	Pledge Agreement, dated April 18, 1997, between Del Monte Corporation and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.7 to DMC Registration Statement)

10.6	Parent Pledge Agreement, dated April 18, 1997, between Del Monte Foods Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4.8 to the DMC Registration Statement)

10.7	Placement Agreement, dated May 3, 2001, by and among Del Monte Corporation, Del Monte Foods Company,

Exhibit
Number	Description

Morgan Stanley & Co. Incorporated, Banc of American Securities LLC, Deutsche Banc Alex Brown, Inc., Chase Securities, Inc., ABN AMRO Incorporated, BMO Nesbitt Burns Corp. (incorporated by reference to Exhibit 1.1 to the 2001 Form S-4)

10.8	Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.1 to the DMC Registration Statement)

10.9	First Amendment to Transaction Advisory Agreement, dated as of June 13, 2002 (incorporated by reference to Exhibit 10.9 to the 2002 Form S-4)

10.10	Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.2 to the DMC Registration Statement)

10.11	Asset Purchase Agreement, dated as of November 12, 1997, among Nestle USA, Inc., Contadina Services, Inc., Del Monte Corporation and Del Monte Foods Company (incorporated by reference to Exhibit 10.1 to Report on Form 8-K No. 33-36374-01 filed January 5, 1998)

*10.12	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant)

*10.13	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant)

*10.14	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant)

*10.15	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant)

*10.16	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant)

*10.17	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant)

*10.18	Amended and Restated Master Lease with respect to the Build-To-Suit Arrangement, dated April 5, 1999, among State Street Bank and Trust Company of California, N.A. (Certificate Trustee and Lessor) and Del Monte Corporation (Lessee)

10.19	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the December 1999 10-Q)

*10.20	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant)

*10.21	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant)

10.22	Agreement for Information Technology Services, dated November 1, 1992, between Del Monte Corporation and Electronic Data Systems Corporation, as amended (incorporated by reference to Exhibit 10.11 to the DMC Registration Statement)

*10.23	Agreement for Information Technology Services, dated June 30, 2002, between Del Monte Corporation and Electronic Data Systems Corporation and EDS Information Services LLC (confidential treatment has been requested as to portions of the Exhibit)

*10.24	Consulting Service Agreement, dated June 5, 2000, between Andersen Consulting LLP and Del Monte Corporation

10.25	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the DMC Registration Statement)

*10.26	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation

*10.27	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation

*10.28	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation

Exhibit
Number	Description

*10.29	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit)

*10.30	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit)

*10.31	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit)

*10.32	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing

10.33	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226))**

10.34	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed December 20, 2000, File No. 333-52226)

10.35	Retention Plan (adopted October 24, 2000) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended December 31, 2000)**

10.36	Del Monte Foods Annual Incentive Award Plan as amended (incorporated by reference to Exhibit 10.8 to the DMC Registration Statement)**

10.37	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the DMC Registration Statement)

10.38	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the DMC Registration Statement)

10.39	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867)

10.40	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.41	Del Monte Corporation AIAP Deferred Compensation Plan, dated October 14, 1999, effective July 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended June 30, 2000, File No. 001-14335 (the “2000 Form 10-K”))**

10.42	Retention Agreement between Del Monte Corporation and David L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)**

*10.43	First Amendment to Retention Agreement of David L. Meyers, dated March 28, 2002**

10.44	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

*10.45	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999**

*10.46	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002**

10.47	Employment Agreement and Promissory Note of Wesley J. Smith (incorporated by reference to Exhibit 10.26 to the 1998 Form 10-K)**

*10.48	First Amendment to Employment Agreement of Wesley J. Smith, dated July 1, 1999**

*10.49	Second Amendment to Employment Agreement of Wesley J. Smith, dated March 26, 2002**

*10.50	Employment Agreement, dated April 2, 2002, between Del Monte Foods Company and Robert P. Magrann**

*10.51	Employment Agreement, dated March 28, 2002, between Del Monte Foods Company and Marc D. Haberman**

*12	Statement re Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Del Monte Foods Company (incorporated by reference to Exhibit 21.1 to the 2001 Form S-4)

*23	Consent of KPMG LLP, Independent Accountants

Exhibit
Number	Description

24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*99	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement