Form 10-K/A
period 2002-06-30
DEL MONTE FOODS CO
filed 2002-10-28
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $225,895,124.

     The number of shares outstanding of Common Stock, par value $0.01, as of close of business on September 30, 2002 was 52,311,631.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Del Monte Foods Company (“Del Monte”) hereby amends its Annual Report on Form 10-K filed on September 30, 2002 (the “Form 10-K”) as set forth in the pages attached.

     Unless otherwise indicated, the information presented in this amendment to Form 10-K does not reflect the proposed merger to be effected pursuant to an Agreement and Plan of Merger entered into by and among Del Monte, Del Monte Corporation, H. J. Heinz Company and SKF Foods Inc. dated as of June 12, 2002, of Del Monte Corporation with SKF Foods Inc., a wholly-owned subsidiary of the H.J. Heinz Company, as described in the section entitled “Recent Developments” in the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position, as of October 18, 2002, of individuals who hold positions as directors and executive officers of Del Monte. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the board of directors and serve at the discretion of the board of directors.

			Director
Name	Age	Position	Since	Term Expires

Richard G. Wolford	58	Chairman, President, Director and Chief Executive Officer	April 1997	2003
Richard W. Boyce	48	Director	August 1997	2003
Timothy G. Bruer	45	Director	August 1997	2004
Al Carey	51	Director	November 1997	2003
Patrick Foley	70	Director	August 1997	2002
Brian E. Haycox	60	Director	June 1995	2004
Denise M. O’Leary	45	Director	August 1997	2003
William S. Price, III	46	Director	August 1997	2004
Jeffrey A. Shaw	38	Director	May 1997	2002
Wesley J. Smith	55	Director and Chief Operating Officer	April 1997	2002
David L. Meyers	57	Executive Vice President, Administration and Chief Financial Officer	n/a	n/a
Marvin A. Berg	56	Senior Vice President, Eastern Region	n/a	n/a
Richard L. French	45	Senior Vice President, Chief Accounting Officer and Controller	n/a	n/a
Thomas E. Gibbons	55	Senior Vice President and Treasurer	n/a	n/a
Marc D. Haberman	39	Senior Vice President, Marketing	n/a	n/a
Irvin R. Holmes	50	Senior Vice President, Customer Marketing and Sales Development	n/a	n/a
Robert P. Magrann	58	Senior Vice President, Sales	n/a	n/a
James Potter	45	Senior Vice President, General Counsel and Secretary	n/a	n/a
William J. Spain	60	Senior Vice President and Chief Corporate Affairs Officer	n/a	n/a
David L. Withycombe	50	Senior Vice President, Western Region	n/a	n/a

     The following are brief summaries of the business experience during at least the past five years of each of our executive officers and directors:

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

     Richard W. Boyce, Director. Mr. Boyce became a director of Del Monte in August 1997. He served as Chairman of the Board of Del Monte from August 1997 until May 2000. Since 1999, Mr. Boyce has been a partner of Texas Pacific Group. From 1997 to 1999, Mr. Boyce was President of CAF (SRB, Inc.), which provided management consulting services to various companies controlled by Texas Pacific Group. He served as Chief Executive Officer of J. Crew Group, Inc. from October 1997 through March 1998 and from January 1999 through May 1999, and has been a director of that company since October 1997. From June 1998 to the Fall of 1998, he served as interim CEO, and from the Fall 1998 to March 1999, he served as Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code on March 30, 1999. He was a director of Favorite Brands from 1996 to 1999. Mr. Boyce is also a director of On Semiconductor, MEMC Electronic Materials, Inc. and Spirit Group Holdings, Ltd. He was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President, Field Operations for Pepsi-Cola North America.

     Timothy G. Bruer, Director. Mr. Bruer became a director of Del Monte in August 1997. Since December 1998, Mr. Bruer has served as Chief Executive Officer of Nonni’s Food Co., Inc. Mr. Bruer was President and Chief Executive Officer and a director of Silverado Foods, Inc. from April 1997 to December 1998. From 1992 until 1997, he was Vice President and General Manager of the Culinary Division of Nestle. He was a director of Authentic Specialty Foods Inc. from May 1997 to September 1998.

     Al Carey, Director. Mr. Carey became a director of Del Monte in November 1997. He is currently chief operating officer of Pepsico Beverages and Food. He has served as the Senior Vice President of Sales and Retailer Strategies of PepsiCo, Inc. since August 1998 and has served as Senior Vice President of Sales and Retailer Strategies of Pepsi-Cola North America since April 2000. Mr. Carey was the Chief Operating Officer of Frito Lay North America, a PepsiCo company, from June 1993 to August 1998, and has been employed in various capacities with the PepsiCo organization since 1981.

     Patrick Foley, Director. Mr. Foley became a director of Del Monte in August 1997. He served as Chairman and Chief Executive Officer of DHL Airways from 1988 to 2000, and from 1988 to 1996 he held the additional title of President. He was formerly Chairman and President of Hyatt Hotel Corporation. Mr. Foley also serves on the Boards of Directors of Continental Airlines, Inc., Flextronics International, Health Net Inc. and Glenborough Realty Trust, Inc.

     Brian E. Haycox, Director. Mr. Haycox was elected to the Board of Directors of Del Monte in June 1995. Mr. Haycox was elected to the Board of Directors of Del Monte in June 1995. He was elected as Co-Chairman and Co-Chief Executive Officer of Del Monte in December 1995, and he served in those capacities until April 1997 when Del Monte was recapitalized. Mr. Haycox served as President and Chief Executive Officer of Del Monte Tropical Fruit Company from 1988 until 1993. Prior to that time Mr. Haycox served in a variety of management positions within the Del Monte organization.

     Denise M. O’Leary, Director. Ms. O’Leary became a director of Del Monte in August 1997. Since 1997, Ms. O’Leary has been a private investor in early stage companies. From 1987 to 1997, she was a General Partner of Menlo Ventures. Ms. O’Leary serves on the Boards of Directors of America West Holdings Corp., Medtronic, Inc. and several private corporations and not-for-profit organizations. She is a member of the Board of Trustees of Stanford University and Chairman of the Board of Stanford Hospital and Clinics.

     William S. Price, III, Director. Mr. Price became a director of Del Monte in August 1997. Mr. Price is a partner of Texas Pacific Group and helped found that company in 1992. Prior to forming Texas Pacific Group, he was Vice President of Strategic Planning and Business Development for G.E. Capital, and from 1985 to 1991 he was employed by Bain & Company, where he was a partner and co-head of the Financial Services Practice. Mr. Price serves on the Boards of Directors of Continental Airlines, Inc., Denbury Resources, Inc., Gemplus International and a number of private companies.

     Jeffrey A. Shaw, Director. Mr. Shaw became a director of Del Monte in May 1997. From 1993 until March 2002, Mr. Shaw was a founding partner and executive of Texas Pacific Group. Prior to joining Texas Pacific Group, Mr. Shaw was a principal of Oak

Hill Partners, L.P. and Acadia Partners, L.P., investment partnerships affiliated with the Robert M. Bass Group, for three years. From April 2000 to May 2001, he served as Chairman of Convergent Communications, Inc., which filed for protection under Chapter 11 of the Bankruptcy Code on April 19, 2001. Mr. Shaw serves as a director of Ryanair PLC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Del Monte believes that during the fiscal year ended June 30, 2002, all Securities and Exchange Commission filings of its directors, officers and ten percent stockholders complied with the requirements of Section 16 of the Securities Exchange Act of 1934. This belief is based on our review of forms filed or written notice that no forms were required to be filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation paid by Del Monte for fiscal years 2002, 2001 and 2000 to the individual serving as its chief executive officer during fiscal year 2002 and to each of the four other most highly compensated executive officers of Del Monte as of the end of fiscal 2002, referred to as the “named executive officers’’.

					Long Term
					Compensation
					Awards
	Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Positions	Fiscal Year	Salary(1)	Bonus	Comp	Options Awards	Comp(3)

Richard G. Wolford	2002	$755,555	$977,774	$—	200,000	$16,989
Chairman, President and	2001	754,978	468,948	—	189,000	16,709
Chief Executive Officer	2000	713,725	576,000	—	—	16,692
Wesley J. Smith	2002	448,100	346,000	—	100,000	10,876
Chief Operating Officer	2001	447,875	189,300	—	89,000	9,274
	2000	432,575	205,800	—	—	9,588
David L. Meyers	2002	380,000	299,300	—	120,000	18,037
Executive Vice President,	2001	380,000	164,000	—	100,000	16,314
Administration and Chief	2000	360,000	187,100	—	—	14,082
Financial Officer
Robert P. Magrann(4)	2002	270,000	173,200	30,756 (2)	—	—
Senior Vice President, Sales	2001	46,038	—	—	50,000	—
Marc D. Haberman	2002	266,525	171,900	—	50,000	8,739
Senior Vice President,	2001	254,833	338,100	—	30,000	5,100
Marketing	2000	215,000	102,400	—	—	—

(1)	Reflects actual base earnings for the fiscal year specified.

(2)	Fiscal 2002 reflects amount paid for Mr. Magrann to cover taxes incurred due to relocation expenses paid pursuant to a broad-based relocation plan.

(3)	For fiscal 2002: Del Monte contributions to the Del Monte Corporation Savings Plan were as follows — Mr. Wolford $6,000; Mr. Smith $6,000; Mr. Meyers $6,000; Mr. Haberman $6,000; Del Monte paid term life insurance premiums as follows — Mr. Wolford $10,989; Mr. Smith $4,876; Mr. Meyers $5,654; amount paid under the non-qualified Additional Benefits Plan — Mr. Meyers $6,383; Mr. Haberman $2,739.

(4)	Mr. Magrann was hired as Senior Vice President, Sales as of April 30, 2001.

Option Grants in Fiscal Year 2002

     The following table sets forth information regarding option grants made during fiscal year 2002 to the named executive officers.

					Potential Realizable
	Individual Grants				Value at Assumed
					Annual Rates of
	Number of	Percent of Total			Stock Price Appreciation
	Securities	Options Granted to			for Option term(2)
	Underlying Options	Employees in	Exercise Price	Expiration
Name	Granted(1)	Fiscal Year	Per Share	Date	5%	10%

Richard G. Wolford	200,000	15.5	$8.87	8/28/11	$1,115,659	$2,827,299
Wesley J. Smith	100,000	7.7	8.87	8/28/11	557,830	1,413,650
David L. Meyers	120,000	9.3	8.87	8/28/11	669,395	1,696,379
Robert P. Magrann	—	—	—	—	—	—
Marc D. Haberman	50,000	3.9	8.87	8/28/11	278,915	706,825

(1)	Options vest annually in equal installments over a four year period.

(2)	The 5% and 10% rates of appreciation were set by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of Del Monte common stock.

Aggregated Option Exercises in Fiscal Year 2002 and Fiscal Year-End Option Values

     The following table sets forth information regarding option exercises during fiscal year 2002 by the named executive officers and fiscal year-end values of options held by the named executive officers.

Number of Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money Options
	Shares		at June 28, 2002	at June 28, 2002(1)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

Richard G. Wolford	—	$—	819,496/439,575	$3,913,908/$1,244,983
Wesley J. Smith	—	—	650,721/195,350	3,794,158/602,733
David L. Meyers	—	—	229,351/220,350	1,102,772/698,850
Robert P. Magrann	—	—	12,500/37,500	41,000/123,000
Marc D. Haberman	—	—	24,375/80,625	35,925/249,275

(1)	Based on the closing price of Del Monte common stock on June 28, 2002 ($11.70) less the exercise price payable for the shares underlying the options.

Directors’ Compensation

     During fiscal year 2002, Messrs. Bruer, Carey, Foley and Haycox and Ms. O’Leary each received $20,000 as annual compensation and, in addition, a fee of $2,000 was paid for each board meeting and each Nominating and Compensation Committee or Audit Committee meeting attended in person. Messrs. Bruer, Haycox and Ms. O’Leary, each a member of the Special Committee, also received a fee of $2,000 for each Special Committee meeting attended. Each of these directors had the option of being paid these amounts in cash or in Del Monte common stock. If a director elected to be paid in stock, the number of shares of Del Monte common stock to be received was calculated by dividing the amount of compensation to be paid by the average share value of Del Monte’s closing stock price for the last ten trading days of the applicable quarterly period. These payments were made pursuant to Del Monte’s Directors’ Fee Plan adopted in April 1999 and amended in February 2000 for the benefit of directors who are not employees of Del Monte nor affiliated with Texas Pacific Group.

     Del Monte’s Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan was approved on August 4, 1997, and amended on November 4, 1997, October 14, 1999, and August 24, 2000. Under this plan, grants of non-qualified stock options representing 223,828 shares of Del Monte common stock may be made to qualifying non-employee directors and independent contractors of Del Monte. A total of 148,828 shares of Del Monte common stock were initially reserved for issuance under this plan and a proposal to reserve an additional 75,000 shares of Del Monte common stock reserved for issuance under this plan was approved by Del Monte stockholders on November 15, 2000.

     In each quarter of fiscal year 2002, Messrs. Bruer, Carey, Foley and Haycox and Ms. O’Leary were granted stock options under the Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan in the amount of 1,250 shares per board meeting attended in person. Messrs. Bruer, Haycox and Ms. O’Leary, each a member of the Special Committee, also were granted stock options in the amount of 1,250 shares for each Special Committee meeting attended. The grant dates for these options was the first trading day after the end of each quarter. The exercise price was the average of the high and low prices of Del Monte common stock on the date of grant. These grants have a ten year term and vest in equal installments over four years.

     In 1997, Mr. Boyce received options to purchase 148,828 shares of Del Monte common stock under the Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan. His options have a ten-year term and vest in equal installments on a monthly basis over four years. As of June 30, 2002, eligible non-employees held options to purchase a total of 178,828 shares of Del Monte common stock issued under the Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan.

Employment And Other Arrangements

The Annual Incentive Award Plan

     The Annual Award Plan provides annual cash bonuses to certain management employees, including the named executive officers. The target bonus for each eligible employee is based on a percentage of base salary. Actual payment amounts are based on Del Monte’s achievement of financial objectives and individual performance objectives at fiscal year end. For fiscal 2002, the targeted percentage of base salary was as follows: Mr. Wolford — 100%, Mr. Smith — 60%, Mr. Meyers — 60%, Mr. Magrann — 50% and Mr. Haberman — 50%. Actual percentage paid under the Annual Award Plan for fiscal 2002 was as follows: Mr. Wolford — 132.4%, Mr. Smith — 131.1%, Mr. Meyers — 131.3%, Mr. Magrann — 128.3% and Mr. Haberman — 128.9%.

AIAP Deferred Compensation Plan

     On October 14, 1999, the Del Monte Corporation Annual Incentive Award Plan Deferred Compensation Plan was established under which certain employees are eligible to participate. Beginning in fiscal 2001, eligible employees may elect to defer from 5% to 100% of their annual incentive award.

     Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. The employee deferral and the Del Monte match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of their account. Del Monte’s matching contribution vests in equal installments over three years subsequent to the award grant. In the event of a “Change in Control’’ (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be paid out in whole shares of Del Monte common stock.

Stock Purchase Plan

     The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. A total of 957,710 shares of Del Monte common stock has been purchased by and issued to eligible employees under this plan. We do not anticipate that any additional shares will be made available under this plan.

Stock Option Incentive Plans

     The 1997 Plan. The Del Monte Foods Company 1997 Stock Incentive Plan was approved on August 4, 1997 and amended on November 4, 1997 and October 14, 1999 (the “1997 Plan’’). Under the 1997 Plan, grants of incentive stock options and non-qualified stock options representing 1,821,181 shares of Del Monte common stock may be made to key employees. The options were granted at an exercise price equal to the fair market value of the shares at the time of grant. Options issued under the 1997 Plan have a ten-year term from the date of grant. The 1997 Plan includes two different vesting schedules. The first provides for annual vesting in equal installments over five years and the second provides for monthly vesting in equal installments over four years. Options outstanding under the 1997 Plan will automatically vest and become immediately exercisable in connection with a “Change of Control’’(as defined in the 1997 Plan). As of June 30, 2002, options to purchase 1,471,614 shares of Del Monte common stock were held by eligible employees under the 1997 Plan. Del Monte does not anticipate granting any additional options under this plan.

     The 1998 Plan. The Del Monte Foods Company 1998 Stock Incentive Plan was adopted initially by the board of directors on April 24, 1998, was modified by the board on September 23, 1998, and was approved by Del Monte stockholders on October 28, 1998. Further amendments were made on October 14, 1999 and August 24, 2000 and approved by Del Monte stockholders on November 15, 2000. Under the 1998 Plan, grants of incentive and non-qualified stock options (“Options’’), stock appreciation rights (“SARs’’) and stock bonuses (together with Options and SARs, “Incentive Awards’’) representing up to 6,208,887 shares of Del Monte common stock may be made to certain employees, non-employee directors and consultants of Del Monte. Initially, 3,195,687 shares of Del Monte common stock were reserved for issuance under the 1998 Plan and Del Monte stockholders approved a proposal to reserve an additional 2,870,000 shares of Del Monte common stock for issuance under the plan on November 15, 2000. Any shares of Del Monte common stock subject to awards granted under any prior plan which are forfeited, expired or canceled are also eligible for issuance under the plan. Subject to certain limitations, the Nominating and Compensation Committee has authority to grant Incentive Awards under the 1998 Plan and to set the terms of any Incentive Awards. As of June 30, 2002, options to purchase 3,816,149 shares of Del Monte common stock were held by participants under the 1998 Plan and 2,372,464 additional shares were available for grant.

The Del Monte Retirement Plan for Salaried Employees

     The Del Monte Corporation Retirement Plan for Salaried Employees (the “Del Monte Corporation Retirement Plan’’), which became effective as of January 1, 1990, is a non-contributory defined benefit retirement plan covering salaried employees of Del Monte. Credits are made monthly to each participant’s Personal Retirement Account (“PRA’’) consisting of a percentage of that month’s eligible compensation, plus interest on his or her account balance. A participant is fully vested upon completion of five years of service.

     The percentage of monthly compensation credited varies according to age is as follows:

	All Monthly	Monthly Compensation
Participant Age	Compensation	Above Social Security Base

Below 35	4%	3%
35 but below 45	5	3
45 but below 55	6	3
55 and over	7	3

     The Del Monte Corporation Retirement Plan for Salaried Employees was amended effective January 1, 1998 to change the interest credit from 110% of the interest rate published by the Pension Benefit Guaranty Corporation (“PBGC’’) to the yield on the 12-month Treasury Bill rate plus 1.5%. In addition, the factors for annuity conversions were changed from specific Del Monte factors to factors based on 30-year Treasury Bond yields or the rate specified by the IRS for use where the 30-year bond rate would otherwise apply and an IRS specified mortality table. The plan was further amended effective June 1, 2001 to replace the 12-month Treasury Bill index with the 6-month Treasury Bill. A participant’s annual age 65 annuity benefit will be the greater of an annuity based on (1) the credit balance as of December 31, 1997 increased by interest credits (and not compensation credits) of 110% of the December 31, 1997 PBGC rate divided by 8.2 or (2) the credit balance at the time of retirement using an annuity factor based on 30-year Treasury Bond yields or the rate specified by the IRS for use where the 30-year bond rate would otherwise apply and an IRS specified mortality table. Alternatively, a participant at retirement or other termination of employment may elect a lump sum distribution of his or her account balance.

     Participants who, as of January 1, 1988, were at least age 40 with ten or more years’ service, or at least age 55 with five or more years’ service, are eligible to receive an alternative retirement benefit that is based on the terms of the prior Retirement Plan for Employees of Del Monte Corporation. For credited service after December 31, 1981, these participants have accrued an annual benefit of 1.75% of average final compensation multiplied by years of credited service. Average final compensation is the participant’s highest five years’ average compensation during his or her last ten years of credited service. Compensation generally includes base salary and awards under the Annual Award Plan but not other forms of incentive compensation. The amount determined by this alternative benefit formula is reduced by 0.75% of the participant’s Social Security benefit, multiplied by years of credited service. For credited service prior to January 1, 1982, a similar benefit formula is applied. The Del Monte Corporation Retirement Plan for Salaried Employees was amended effective April 30, 1992 to cease recognition of any future credited service or average final compensation under the alternative retirement benefit. At retirement, a participant who was eligible for the alternative retirement benefit will receive an annual retirement benefit equal to the greater of the retirement benefit determined by his or her PRA, or his or her alternative retirement benefit based on compensation and credited service to April 30, 1992. Alternatively, a participant may elect the greater of a lump sum distribution of his or her PRA account balance or the actuarial equivalent lump sum of the age 65 alternative benefit.

Nonqualified Retirement Plans

     Effective January 1, 1990, Del Monte established the Del Monte Corporation Additional Benefits Plan and the Del Monte Corporation Supplemental Benefits Plan (the “Nonqualified Retirement Plans’’). The Nonqualified Retirement Plans are “top hat’’ and “excess’’ benefit plans designed to provide benefits in excess of those otherwise permitted under the Del Monte Corporation Retirement Plan for Salaried Employees and the Del Monte Savings Plan (which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”)) by Sections 401(a)(17) and 415 of the Code. The Nonqualified Retirement Plans also provide benefits in respect of certain amounts of severance not taken into account under the Del Monte Corporation Retirement Plan for Salaried Employees or the Del Monte Savings Plan. Employees who participate in the Del Monte Corporation Retirement Plan for Salaried Employees or the Del Monte Savings Plan are generally eligible to participate in the Nonqualified Retirement Plans. Benefits under the Nonqualified Retirement Plans are unfunded and paid from the general assets of Del Monte.

     Set forth below are the estimated annual benefits payable at age 65 (assuming lump sum payments are not elected) under the Del Monte Corporation Retirement Plan for Salaried Employees and the Nonqualified Retirement Plans:

	Year Attaining	Estimated Annual
Participant	Age 65	Retirement Benefit(a)

Mr. Wolford	2009	$176,588
Mr. Smith	2012	109,359
Mr. Meyers	2010	156,658
Mr. Magrann	2009	29,691
Mr. Haberman	2028	147,905

(a)	The estimated annual retirement benefits shown assumes no increase in compensation or Annual Award Plan benefits and interest credits (as defined in the plans) of 3.48%.

Employment Arrangements

     During fiscal 2002, Del Monte had employment agreements with each of Messrs. Wolford, Smith, Meyers, Magrann and Haberman. The following summaries of the material provisions of the employment agreements with Mr. Wolford and Mr. Smith (the “Wolford/Smith Employment Agreements’’),the employment agreement with Mr. Meyers (the “Meyers Employment Agreement’’), the employment agreement with Mr. Magrann (the “Magrann Employment Agreement’’) and the employment agreement with Mr. Haberman (the “Haberman Employment Agreement’’) do not purport to be complete and are qualified in their entirety by reference to these agreements.

     On March 16, 1998, Del Monte entered into employment agreements with Mr. Wolford and Mr. Smith as Chief Executive Officer and Chief Operating Officer, respectively. The Wolford/Smith Employment Agreements are for an indefinite term. Under the terms of the Wolford/Smith Employment Agreements as amended in 1999 and 2002, if the employment of Mr. Wolford or Mr. Smith is terminated by Del Monte for any reason other than for Cause (as defined in the agreements) or by such executive for any reason, the executive would be entitled to continue to receive his base salary and target incentive bonus award and to participate in certain employee welfare benefit plans and programs of Del Monte for up to two years after the date of termination of employment, subject to his not competing with Del Monte, and to his signing a general release and waiver with respect to claims he may have against Del Monte. In addition, Mr. Wolford and Mr. Smith would receive a pro rata annual bonus under the Annual Award Plan for the year in which such termination or resignation occurs. In the event of Termination Upon Change of Control, (as defined in the agreements), Mr. Wolford or Mr. Smith would be entitled to receive the benefits set forth above, provided however that their salaries and bonuses would be made in a lump sum payment within 30 days of their termination date rather than over a period of up to two years. The Wolford/Smith Employment Agreements contain provisions regarding not soliciting Del Monte employees and not disclosing proprietary or confidential information of Del Monte.

     The Meyers Employment Agreement is for an indefinite term. It provides that if Mr. Meyers’ employment terminates for any reason other than for Cause (as defined in the agreement) or if he resigns for Good Reason (as defined in the agreement), he would receive as severance, subject to his not competing with Del Monte or disclosing confidential information or trade secrets of Del Monte, severance payments over a three-year period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to Mr. Meyers over the three-year period would equal two times the sum of: (1) Mr. Meyers’ highest annual base salary in effect during the 12-month period prior to termination or resignation and (2) the target incentive bonus award for the year in which the termination or resignation occurs (or, if greater, the amount of the award for the next preceding year). In addition, Mr. Meyers would receive a pro rata annual bonus for the year in which such termination or resignation occurs, and would be entitled to participate in certain employee benefit plans and programs maintained by Del Monte in which he participated until the earlier of (1) the end of the three-year period or (2) such time as he is covered by comparable programs of a subsequent employer. In the event of Termination Upon Change of Control, (as defined in the agreement), Mr. Meyers would be entitled to receive the benefits set forth above, provided however that the payment of his salary and bonus would be made in a lump sum payment within 30 days of his termination date rather than over a period of three years.

     The Magrann Employment Agreement is for an indefinite term. It provides that if Mr. Magrann’s employment is terminated without Cause (as defined in the agreement) or if he resigns for Good Reason (as defined in the agreement), he would receive as severance, subject to his signing a general release and waiver with respect to claims he may have against Del Monte, severance payments over a 12-month period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to Mr. Magrann over the 12-month period would equal the sum of: (1) his highest annual base salary in effect during the 12-month period prior to such termination or resignation and (2) his target incentive bonus award for the year in which termination or resignation occurs. In addition, Mr. Magrann would receive a pro rata annual bonus under the Annual Award Plan for the year in which termination or resignation occurs and would be entitled to participate in medical benefit plans maintained by Del Monte in which he participates until the earlier of (1) the end of an 18-month period or (2) such time as he is covered by comparable programs of a subsequent employer. In addition, Mr. Magrann would receive 18 months of executive-level outplacement services up to a maximum amount, and he would be entitled to participate in certain management perquisites until the earlier of (1) the end of a 12 month period or (2) such time as he receives comparable perquisites from a subsequent employer. In the event of Termination Upon Change of Control, (as defined in the agreement), Mr. Magrann would be entitled to receive the benefits set forth above, provided however that the severance payment of salary and bonus would be made in a lump sum payment within 30 days of his termination date rather than over a period of 12 months. The Magrann Employment Agreement also provides that, if Mr. Magrann’s employment terminates upon disability, subject to his signing a general release and waiver with respect to claims he may have against Del Monte, he would receive severance payments over a 12-month period in an aggregate amount equal to his highest base salary during the 12-month period prior to the termination date and his target incentive bonus for the year in which termination occurs. The Magrann Employment Agreement contains provisions regarding not soliciting employees, customers or suppliers of Del Monte for a two-year period after termination and not disclosing proprietary or confidential information of Del Monte at any time.

     The Haberman Employment Agreement is for an indefinite term. It provides that if Mr. Haberman’s employment is terminated without Cause (as defined) or if he resigns for Good Reason (as defined), he would receive as severance, subject to his signing a general release and waiver with respect to claims he may have against Del Monte, severance payments over a 12-month period commencing on the date of such termination or resignation. The aggregate amount of the severance payable to Mr. Haberman over such 12-month period would equal the sum of: (1) his highest annual base salary during the 12-month period prior to such termination or resignation and (2) his target incentive bonus award for the year in which such termination or resignation occurs. In addition, Mr. Haberman would receive a pro rata annual bonus for the year in which such termination or resignation occurs, and would be entitled to participate in medical benefit plans maintained by Del Monte in which he participated and in applicable executive perquisites until the earlier of (1) the end of the 12-month period or (2) such time as he is covered by comparable programs of a subsequent employer. In addition, Mr. Haberman would receive 18 months of executive-level outplacement services up to a maximum amount. In the event of Termination Upon Change of Control (as defined in the agreement), Mr. Haberman would be entitled to receive the benefits set forth above, provided however that the severance payment of salary and bonus would be made in a lump sum payment within 30 days of his termination date rather than over a period of 12 months. The Haberman Employment Agreement also provides that, if Mr. Haberman’s employment terminates upon disability, subject to his signing a general release and waiver with respect to claims he may have against Del Monte, he would receive severance payments over a 12-month period in an aggregate amount equal to his highest base salary during the 12-month period prior to the termination date and his target incentive bonus for the year in which termination occurs. The Haberman Employment Agreement contains provisions regarding not soliciting employees, customers or suppliers of Del Monte for a two-year period after termination, and not disclosing proprietary or confidential information of Del Monte at any time.

Retention Plan

     The Nominating and Compensation Committee adopted an employee retention plan on October 24, 2000 (the “Retention Plan’’). The purpose of the Retention Plan is, in the event of a possible future stockholder value-enhancing transaction such as a merger, sale or other such consolidation, to provide an incentive to certain key employees of Del Monte to remain with Del Monte through the transition process and consummation of any such possible transaction. The Retention Plan creates an incentive compensation pool to be allocated among the key employee participants (including Messrs. Wolford, Meyers, Smith, Magrann and Haberman) following the consummation of a transaction resulting in a change in control of Del Monte so long as the participant is employed by Del Monte as of the date of the change in control.

     The amount of incentive compensation pool is dependent upon the aggregate price per share realized in the transaction and will be determined based upon a percentage of the total sale value of Del Monte. A minimum incentive compensation pool amount will be paid in the event that the per share price realized in the transaction is below a certain level. Del Monte will make “gross up’’ payments to key employee participants in the event it is determined that payments to the key employee participants under the Retention Plan are subject to the excise tax imposed by Section 4999 of the Code. Payments will not be made under this plan in connection with the proposed merger of Del Monte Corporation with SKF Foods Inc., as the merger will not result in a change of control of Del Monte as defined in this plan.

Nominating And Compensation Committee Interlocks And Insider Participation

     During fiscal 2002, Messrs. Price, Haycox and Shaw and Ms. O’Leary served as members of the Nominating and Compensation Committee of Del Monte’s board of directors. Mr. Price is an officer of Texas Pacific Group and, until March 2002, Mr. Shaw was also an officer of Texas Pacific Group. See “Certain Relationships and Related Transactions’’. Mr. Haycox was formerly an officer of Del Monte and served as Co-Chairman and Co-Chief Executive Officer of Del Monte from December 1995 until April 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of Del Monte common stock as of September 30, 2002, (1) by each person who is known by Del Monte to own beneficially more than 5% of Del Monte common stock; (2) by each of Del Monte’s directors; (3) by each of the named executive officers of Del Monte identified in the table set forth under the heading “Summary Compensation Table’’ in the section entitled “Executive Compensation’’ and (4) by all of Del Monte’s executive officers and directors as a group.

	Shares Beneficially Owned(a)

Name and Address of Beneficial Owner(b)	Number		Percent(c)

5% stockholders, Directors and Named Executive Officers:
TPG Partners, L.P. 301 Commerce Street, Suite 3300 Ft. Worth, TX 76102	22,135,425	(d)	42.3%
TPG Parallel I, L.P. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	2,205,960	(d)	4.2
Richard W. Boyce	148,828	(e)	*
Richard G. Wolford	1,009,198	(f)	1.9
Wesley J. Smith	783,580	(g)	1.5
Timothy G. Bruer	936	(h)	*
Al Carey	13,196	(h)	*
Patrick Foley	16,511	(h)	*
Brian E. Haycox	19,336	(h)	*
Denise M. O’Leary	18,315	(h)	*
William S. Price, III	—	(d)	—
Jeffrey A. Shaw	—		—
David L. Meyers	332,236	(i)	*
Robert P. Magrann	12,500	(j)	*
Marc D. Haberman	44,375	(k)	*
All executive officers and directors as a group (20 persons)	27,140,550	(l)	49.6%

*	Less than 1%.

(a)	The persons named in the table have sole voting and investment power with respect to all shares of Del Monte common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

(b)	The address of the persons named in the table, unless otherwise indicated, is Del Monte Foods Company, One Market @The Landmark, San Francisco, CA 94105.

(c)	Calculated based on 52,311,631 shares of Del Monte common stock outstanding on September 30, 2002 adjusted as required by rules promulgated by the Securities and Exchange Commission and excluding all shares issuable under agreements, options or warrants, except as to each individual, entity or group, the shares issuable to such individual, entity or group under agreements, options or warrants as described below in notes (d) through (k), as the case may be.

(d)	TPG Partners, L.P. and TPG Parallel I, L.P. are entities affiliated with William S. Price, III. Mr. Price disclaims beneficial ownership of all shares owned by these entities.

(e)	Includes options to purchase 148,828 shares exercisable within 60 days of September 30, 2002.

(f)	Includes options to purchase 916,746 shares exercisable within 60 days of September 30, 2002.

(g)	Includes options to purchase 697,971 shares exercisable within 60 days of September 30, 2002.

(h)	Represents shares of Del Monte common stock received in lieu of cash in payment of directors’ fees and stock options granted per board or Special Committee meeting attended during the fiscal year. See “Election of Class II Directors — Directors’ Compensation’’.

(i)	Includes options to purchase 284,351 shares exercisable within 60 days of September 30, 2002.

(j)	Includes options to purchase 12,500 shares exercisable within 60 days of September 30, 2002.

(k)	Includes options to purchase 44,375 shares exercisable within 60 days of September 30, 2002.

(l)	Includes all shares held by entities affiliated with a director as described in note (c) above and all shares issuable by Del Monte under arrangements as described in notes (d) through (k) above.

Equity Compensation Plan Information

As of June 30, 2002

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))(1)

Equity compensation plans approved by security holders	5,466,591	$8.51	2,451,573
Equity compensation plans not approved by security holders	—	—	—
Total	5,466,591	8.51	2,451,573

(1)	34,109 shares have been allocated to participants pursuant to the Del Monte AIAP Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Texas Pacific Group

     In April 1997, Del Monte was recapitalized with an equity investment from Texas Pacific Group and other investors (the “Recapitalization’’). In connection with the Recapitalization, Del Monte entered into a ten-year Management Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. Under the Management Advisory Agreement, TPG Partners, L.P. is entitled to receive a fee from Del Monte for management advisory services equal to the greater of $500,000 or 0.05% of the budgeted consolidated annual net sales of Del Monte. In fiscal 2002, TPG Partners, L.P. or its designee received fees of $702,550 under this agreement. In addition, this agreement provides that Del Monte will indemnify Texas Pacific Group, its affiliates and shareholders, and their respective directors, officers, controlling persons, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by TPG Partners, L.P. under the agreement. This indemnification may not extend to actions arising under the U.S. federal securities laws. The Management Advisory Agreement makes available TPG Partners, L.P.’s resources concerning a variety of financial and operational matters, including advice and assistance in reviewing Del Monte’s business plans and its results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. This agreement does not specify a minimum number of TPG Partners, L.P. personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on Del Monte matters. Del Monte cannot otherwise obtain the services that TPG Partners, L.P. will provide without the addition of personnel or the engagement of outside professional advisors. If the proposed merger of Del Monte Corporation with SKF Foods Inc. is completed, this agreement will terminate.

     In connection with the Recapitalization, Del Monte also entered into a ten-year Transaction Advisory Agreement dated April 18, 1997 with TPG Partners, L.P.. As compensation for financial advisory and other similar services rendered in connection with certain “add-on’’ transactions (such as an acquisition, merger or recapitalization; collectively, “Add-on Transactions’’), TPG Partners, L.P. is to be paid a fee of 1.5% of the “transaction value’’ for each Add-on Transaction. The term “transaction value’’ means the total value of any Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the transaction (excluding any fees payable pursuant to this agreement and fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of indebtedness, preferred stock or similar items assumed (or remaining outstanding). The Transaction Advisory Agreement includes indemnification provisions similar to those described above. These provisions may not extend to actions arising under the U.S. federal securities laws. In fiscal 2002, TPG Partners, L.P. did not receive any payments under the Transaction Advisory Agreement. In connection with the Merger Agreement, Texas Pacific Group has entered into a letter agreement with Del Monte and a Voting Agreement with Heinz that, among other things, modifies the Transaction Advisory Agreement by limiting the transaction advisory fee payable under the Transaction Advisory Agreement to TPG Partners, L.P. in connection with the transactions set forth in the Merger Agreement to $9 million. If the proposed merger of Del Monte Corporation with SKF Foods Inc. is completed, the Transaction Advisory Agreement will terminate.

     Certain conflicts of interest could arise as a result of the relationship between Del Monte and Texas Pacific Group. Messrs. Price and Boyce, each of whom is a partner of Texas Pacific Group, and Mr. Shaw, a former partner of Texas Pacific Group, are also directors of Del Monte. In addition, Messrs. Price and Shaw are members of the Nominating and Compensation Committee. If the proposed merger is completed, Mr. Price will be one of Del Monte’s three designees to the board of directors of Del Monte after the merger. None of Del Monte’s management is affiliated with Texas Pacific Group. Currently, Texas Pacific Group has the power to influence and control the management and policies of Del Monte and matters requiring stockholder approval because it owns approximately 46.5% of the voting power of the outstanding Del Monte common stock. However, immediately following completion of the proposed merger of Del Monte Corporation with SKF Foods Inc., Texas Pacific Group is expected to own approximately 11.6% of the outstanding common stock of Del Monte. Texas Pacific Group may be subject to a conflict of interest in allocating acquisition or other business opportunities between Del Monte and other entities in which Texas Pacific Group has substantial investments. Although currently Texas Pacific Group has no investment in any entity that competes directly with Del Monte, it may in the future make such an investment. Del Monte will address any conflicts of interest and future transactions it may have with its affiliates, including Texas Pacific Group, or other interested parties in accordance with applicable law. Delaware law provides that any transaction between the company and any director or officer or other entity in which any of the company’s directors or officers are also directors or officers, or have a financial interest, will not be void or voidable solely due to the fact of the interest or affiliation, or solely because the director or officer is present at or participates in the meeting of the board or committee that authorizes the contract or transaction or solely because the votes of interested directors are counted in approving the contract or transaction, so long as (1) the material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; (2) the material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee or the stockholders.

     Under a Registration Rights Agreement between Del Monte and Texas Pacific Group dated April 18, 1997, Del Monte has granted Texas Pacific Group the right to require Del Monte to register shares of Del Monte common stock held by Texas Pacific Group and its affiliates for public sales, often referred to as demand registration rights. So long as Texas Pacific Group and its affiliates continue to hold at least 5% of the outstanding shares of Del Monte common stock, Texas Pacific Group will have the right to request one demand registration in each nine-month period. In the event that Del Monte registers shares of common stock held by Texas Pacific Group, Del Monte would also be required to register shares of common stock held by certain other stockholders of Del Monte upon their request. If the proposed merger of Del Monte Corporation with SKF Foods Inc. is completed, this agreement will terminate and a Stockholder Rights Agreement, entered into in connection with the Merger Agreement, will become effective.

Transactions With Management

     During the second and third quarters of fiscal 1998, Del Monte sold shares of Del Monte common stock to certain key employees, including the executive officers of Del Monte, under Del Monte’s Employee Stock Purchase Plan. See “Employment and Other Arrangements — Stock Purchase Plan’’. Messrs. Wolford and Smith each paid $175,000 in cash and borrowed an additional equal amount from Del Monte, under Promissory Notes, to acquire the stock purchased by each of them pursuant to the plan. These loans were made by Del Monte in 1998 in accordance with then-applicable law. The Promissory Notes are secured by a pledge of the stock purchased with the proceeds of the loans. The terms of the Promissory Notes provide for accrual of interest, compounded semiannually, at the applicable federal short-term rate, adjusted each February 1 and August 1. As of August 1, 2002, this rate was 2.52%. Additionally, because the terms and conditions of the Promissory Notes do not require scheduled reduction of principal, the balance, at July 31, 2002, of each of the Promissory Notes has been increased by accrued and unpaid interest of $43,460. The Promissory Notes permit prepayment at the borrower’s option and also require repayment upon the occurrence of specific events, including termination of employment and sale of the securities pledged to secure the Promissory Notes. Del Monte extended these loans in accordance with applicable law governing transactions by a corporation with its officers. Del Monte cannot predict whether the terms of these transactions, if made with a disinterested third party, would be more or less favorable to Messrs. Wolford and Smith. Del Monte has no reason to believe that such terms would be less favorable. Del Monte’s bank financing arrangements limit the ability of Del Monte to make loans or advances to employees to a maximum amount outstanding at any time of $10 million. Other than these loans to Messrs. Wolford and Smith, Del Monte has not made any loans or advances to any of its directors or executive officers or members of their immediate families.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Monte Foods Company

By:	/s/ Richard G. Wolford

Richard G. Wolford President and Chief Executive Officer, Director and Chairman of the Board

Dated: October 28, 2002

CERTIFICATIONS

     The undersigned, in his capacity as Chief Executive Officer of Del Monte Foods Company provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Richard G. Wolford, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Del Monte Foods Company;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 28, 2002	/s/ Richard G. Wolford

Richard G. Wolford President and Chief Executive Officer, Director and Chairman of the Board

     The undersigned, in his capacity as Chief Financial Officer of Del Monte Foods Company provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, David L. Meyers, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Del Monte Foods Company;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

Date: October 28, 2002	/s/ David L. Meyers

David L. Meyers Executive Vice President, Administration and Chief Financial Officer