Form 10-Q
period 2002-09-30
DEL MONTE FOODS CO
filed 2002-11-14
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒     No ☐

    As of October 31, 2002, 52,317,669 shares of Common Stock, par value $0.01 per share, were outstanding.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      September 30,   June 30,
                                                          2002          2002
                                                      ------------ -------------
                         ASSETS
Current assets:
  Cash and cash equivalents......................... $        4.1  $       16.9
  Trade accounts receivable, net of allowance.......        134.8         116.9
  Inventories.......................................        745.9         405.4
  Deferred tax assets...............................         19.2          19.2
  Prepaid expenses and other current assets.........         26.8          30.6
                                                      ------------ -------------
     TOTAL CURRENT ASSETS...........................        930.8         589.0
Property, plant and equipment, net..................        340.2         336.6
Deferred tax assets.................................         45.2          43.5
Intangible assets, net..............................         56.4          56.5
Other assets, net...................................         32.5          44.4
                                                      ------------ -------------
     TOTAL ASSETS................................... $    1,405.1  $    1,070.0
                                                      ============ =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $      463.8  $      258.5
  Short-term borrowings.............................        124.6           0.2
  Current portion of long-term debt.................          2.9           2.9
                                                      ------------ -------------
     TOTAL CURRENT LIABILITIES......................        591.3         261.6
Long-term debt......................................        587.4         587.4
Other non-current liabilities.......................        196.8         189.3
                                                      ------------ -------------
     TOTAL LIABILITIES..............................      1,375.5       1,038.3
                                                      ------------ -------------
Stockholders' equity:
  Common stock ($0.01 par value per share, shares
    authorized: 500,000,000; issued and outstanding:
    52,311,631 at September 30, 2002 and
    52,299,967 at June 30, 2002)....................          0.5           0.5
  Notes receivable from stockholders................         (0.4)         (0.4)
  Additional paid-in capital........................        401.4         401.1
  Accumulated other comprehensive loss..............        (35.0)        (32.2)
  Accumulated deficit...............................       (336.9)       (337.3)
                                                      ------------ -------------
     TOTAL STOCKHOLDERS' EQUITY ....................         29.6          31.7
                                                      ------------ -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $    1,405.1  $    1,070.0
                                                      ============ =============

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                            2002       2001
                                                         ---------  ---------
Net sales.............................................. $   284.7  $   272.3
Cost of products sold..................................     229.7      220.0
Selling, administrative and general expenses...........      37.4       36.7
Special charges related to plant consolidation.........        --        0.7
Merger-related expenses................................       5.1         --
                                                         ---------  ---------
   OPERATING INCOME....................................      12.5       14.9
Interest expense.......................................      12.1       16.0
Loss on financial instruments..........................        --        6.3
Other income...........................................      (0.2)      (0.1)
                                                         ---------  ---------
   INCOME (LOSS) BEFORE INCOME TAXES...................       0.6       (7.3)
Provision for (benefit of) income taxes................       0.2       (2.0)
                                                         ---------  ---------
   NET INCOME (LOSS)................................... $     0.4  $    (5.3)
                                                         =========  =========

Basic net income (loss) per common share............... $    0.01  $   (0.10)
                                                         =========  =========

Diluted net income (loss) per common share............. $    0.01  $   (0.10)
                                                         =========  =========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                 Three Month Ended
                                                                   September 30,
                                                                ------------------
                                                                  2002      2001
                                                                --------  --------
OPERATING  ACTIVITIES:
  Net income (loss)........................................... $    0.4  $   (5.3)
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization............................      9.0       8.3
     Loss on financial instruments............................       --       6.3
     Net loss on disposal of assets...........................      0.5       0.2
     Deferred taxes...........................................       --      (1.8)
  Changes in operating assets and liabilities:
     Accounts receivable......................................    (17.9)     (4.7)
     Inventories..............................................   (340.5)   (312.0)
     Prepaid expenses and other current assets................      8.2       3.7
     Other assets.............................................      0.3      (3.1)
     Accounts payable and accrued expenses....................    205.4     181.2
     Other non-current liabilities............................      3.1       1.8
                                                                --------  --------
       NET CASH USED IN OPERATING ACTIVITIES..................   (131.5)   (125.4)
                                                                --------  --------
INVESTING  ACTIVITIES:
  Capital expenditures........................................     (5.9)     (7.3)
  Net proceeds from sales of assets...........................      0.1       1.9
                                                                --------  --------
       NET CASH USED IN INVESTING ACTIVITIES..................     (5.8)     (5.4)
                                                                --------  --------
FINANCING  ACTIVITIES:
  Proceeds from short-term borrowings.........................    130.8     166.9
  Payments on short-term borrowings...........................     (6.4)    (42.4)
  Principal payments on long-term borrowings..................       --      (1.1)
  Proceeds from issuance of common stock......................      0.1       0.1
                                                                --------  --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............    124.5     123.5
                                                                --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................    (12.8)     (7.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............     16.9      12.4
                                                                --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................... $    4.1  $    5.1
                                                                ========  ========

See Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(In millions, except share and per share data)

NOTE 1 - Basis of Financial Statements

Business and Basis of Presentation. Del Monte Foods Company ("DMFC") and its wholly-owned subsidiary, Del Monte Corporation ("DMC") (DMFC together with DMC, "Del Monte"), operate in one reportable segment: the manufacturing and marketing of processed foods, primarily processed vegetables, fruit and tomato products. Del Monte primarily sells its products under the Del Monte brand to a variety of grocery chains, club stores, supercenters and mass merchandisers. Del Monte holds the rights to the Del Monte and SunFresh brands for processed foods in the United States and in South America, and to the Contadina and S&W brands worldwide.

The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements include all adjustments (consisting of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

The balance sheet at June 30, 2002 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2002, and notes thereto, included in Del Monte's Annual Report on Form 10-K.

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

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2002 and 2001 consists of depreciation of plant and equipment and leasehold amortization, amortization of deferred debt issuance costs and amortization of intangible assets with estimable useful lives.

                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
Depreciation of plant and equipment
  and leasehold amortization..................... $      8.2  $      7.4
Amortization of deferred debt
  issuance costs.................................        0.7         0.8
Amortization of intangibles......................        0.1         0.1
                                                   ----------  ----------
   Depreciation and amortization................. $      9.0  $      8.3
                                                   ==========  ==========

Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. In addition, Del Monte capitalizes costs associated with the issuance of debt instruments and amortizes these costs on a straight-line basis over the term of the debt agreements.

Revenue Recognition: Del Monte recognizes revenue from sales of products, and related cost of products sold, when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by consumer promotion costs relating to coupon redemption, customer promotion costs relating to performance allowances, and routine returns and discounts.

Recently Adopted Accounting Standards: In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

Del Monte adopted SFAS 144 on July 1, 2002. SFAS 144 specifies six criteria that must be met for a long-lived asset to be classified as held for sale. As a result of the adoption, Del Monte reclassified $6.6 of its $11.0 assets held for sale from other assets to property, plant and equipment, as they do not meet all the criteria specified in SFAS 144. The remaining assets held for sale balance of $4.4 was reclassified from other assets and is presented as part of other current assets on the balance sheet as of September 30, 2002.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

Del Monte adopted SFAS 145 on July 1, 2002. There are no extraordinary items for the three months ended September 30, 2002 and 2001. However, Del Monte will reclassify prior year items that do not meet the extraordinary item classification criteria in APB 30. Based on management's current understanding and interpretation, SFAS 145 is not expected to have a material impact on Del Monte's financial position or results of operations, except that certain reclassifications will occur.

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 - Proposed Merger and Financing

On June 12, 2002, Del Monte and the H. J. Heinz Company ("Heinz") entered into an Agreement and Plan of Merger (which is referred to as the "Merger Agreement") under which Del Monte will acquire:

  pet food and pet snacks business in the United States and Canada and certain of Heinz's worldwide specialty pet food businesses;

  U.S. ambient tuna and other ambient seafood products businesses;

  U.S. retail private label soup and retail private label gravy businesses;

  U.S. "College Inn" broth business ; and

  U.S. infant feeding business, including certain pureed foods.

These businesses are collectively referred to as the "Heinz Businesses".

Heinz will contribute the Heinz Businesses to SKF Foods Inc., a newly created, wholly-owned subsidiary of Heinz, which is referred to as "SKF Foods", in exchange for all of the issued and outstanding shares of SKF Foods common stock, $800.0 in cash (subject to certain adjustments) and debt securities of SKF Foods in the principal amount of $300.0. In addition, SKF Foods will assume all of the liabilities relating to the Heinz Businesses, subject to certain exceptions. Heinz will then spin-off SKF Foods to its shareholders. Immediately after the spin-off, DMC will merge with and into SKF Foods, which will become a wholly-owned subsidiary of DMFC. After the merger, SKF Foods will change its name to "Del Monte Corporation".

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

The merger will be accounted for under the purchase method of accounting and SKF Foods will be considered the acquirer of Del Monte Corporation for accounting purposes. Accordingly, the historical combined financial statements of the Heinz Businesses will become the historical financial statements of Del Monte after the merger. After the merger is completed, Del Monte's fiscal year will end on the Sunday closest to April 30.

As a result of the proposed merger, Del Monte incurred merger-related expenses of $5.1 for the three months ended September 30, 2002. Merger-related expenses include business integration consulting, legal services, filing fees, financial printing and other expenses related to the proposed merger.

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

  a senior secured bank facility (the "New Bank Facility") and either senior subordinated notes (or, at the option of DMC and Heinz, senior unsecured notes) to be sold in a Securities Exchange Commission registered offering or an offering exempt from the registration requirements of the Securities Act of 1933 in an aggregate principal amount currently expected to be $300.0 (the "Capital Market Notes"); senior secured notes in an aggregate principal amount currently expected to be $300.0 to be sold to institutional investors in a private placement (the "Senior Secured Notes", and, collectively with the Capital Market Notes, the "Notes") or a combination of Capital Market Notes and Senior Secured Notes in an aggregate principal amount currently expected to be $300.0.

The New Bank Facility is expected to consist of a $350.0 revolving credit facility (including a letter of credit sublimit and a swingline loan sublimit), a term loan consisting of a $250.0 Tranche A loan and a $800.0 Tranche B loan. Upon completion of the spin-off and merger, the New Bank Facility would refinance Del Monte's existing bank facility in its entirety. In addition, Del Monte's $300.0 existing notes due 2011 are expected to remain outstanding after the spin-off and the merger. The New Bank Facility will be entered into, and the Notes will be issued by SKF Foods, prior to the spin-off and the merger. Upon completion of the merger, the New Bank Facility and the Notes will be guaranteed by DMFC.

The proposed financing is subject to certain conditions, including the satisfaction or waiver of all conditions to the completion of the spin-off and the merger and favorable market conditions, and, accordingly, Del Monte cannot assure you that the financing will be completed. In addition, if the merger is not completed, depending on the reasons for termination of the Merger Agreement, Del Monte may have to pay Heinz a termination fee of $20.0.

NOTE 3 - Inventories

The major classes of inventory are as follows:

                                                  September 30,    June 30,
                                                      2002          2002
                                                   ----------    ----------
Finished product................................. $    694.9     $   257.5
Raw materials and in-process inventories.........        9.6          14.5
Other, principally packaging material............       41.4         133.4
                                                   ----------    ----------
   Total inventories............................. $    745.9     $   405.4
                                                   ==========    ==========

Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the LIFO method. Del Monte has established various LIFO pools that have measurement dates coinciding with the natural business cycles of Del Monte's major inventory items. Inflation has had a minimal impact on production costs since Del Monte adopted the LIFO method as of July 1, 1991. As of September 30, 2002 and June 30, 2002, the LIFO reserve was a debit balance of $13.1 and $11.0, respectively. While Del Monte has historically mitigated the inflationary impact of increases in its costs by controlling its overall cost structure, Del Monte may not be able to mitigate inflationary impacts in the future.

NOTE 4 - Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------
Basic earnings per share:
Numerator:
Net income (loss) attributable to common shares..... $       0.4    $      (5.3)
                                                      ===========    ===========
Denominator:
Weighted average shares.............................  52,306,904     52,266,716
                                                      ===========    ===========

Basic net income (loss) per common share............ $      0.01    $     (0.10)
                                                      ===========    ===========

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common shares..... $       0.4    $      (5.3)
                                                      ===========    ===========
Denominator:
Weighted average shares.............................  52,306,904     52,266,716
Effect of dilutive securities -- stock options......   1,012,254             --
                                                      -----------    -----------
   Weighted average shares and equivalents..........  53,319,158     52,266,716
                                                      ===========    ===========

Diluted net income (loss) per common share.......... $      0.01    $     (0.10)
                                                      ===========    ===========

Options outstanding in the amounts of 1,498,667 at September 30, 2002 were not included in the computation of diluted earnings per share for the three months ended September 30, 2002 because these options' exercise prices were greater than the average market price of the common shares for those periods. At September 30, 2001, the diluted weighted average shares were the same as the basic weighted average shares due to the antidilutive effect caused by the existence of net loss for the three months ended September 30, 2001. As a result, 5,582,215 of options outstanding at September 30, 2001 were not included in the computation of earnings per share for that period.

NOTE 5 - Short-Term Borrowings

Del Monte had an outstanding balance of $124.3 and zero under its revolving credit agreement at September 30, 2002 and June 30, 2002, respectively. Net availability under the revolving credit agreement, adjusted for borrowing base limitations and outstanding letters of credit, at September 30, 2002 and June 30, 2002 totaled $168.2 and $219.4, respectively. The weighted average interest rate on the revolving credit agreement was 5.17% for the three months ended September 30, 2002. The weighted average interest rate on the revolving credit agreement was 6.13% for the year ended June 30, 2002. In addition, Del Monte had notes payable to banks outside the United States of $0.3 and $0.2 at September 30, 2002 and June 30, 2002, respectively.

NOTE 6 - Financial Instruments

Del Monte uses derivatives only for purposes of managing risk associated with the underlying exposures and does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Del Monte believes that its use of derivative instruments to manage risk is in Del Monte's best interest. In addition, the terms of Del Monte's revolving and term loan agreement required Del Monte to enter into and maintain one or more permitted swap obligations (as defined in the loan agreement) for, among other things, a notional amount of at least $200.0 and for a term of at least three years. To accomplish this, and to limit its exposure to interest rate increases, Del Monte entered into interest rate swaps on August 3, 2001. The aggregate notional amount of the swaps is $200.0 and the swaps are in effect from September 28, 2001 through September 30, 2004. The swaps are with several banks and fix the three-month LIBOR at a weighted average rate of 4.91% per annum on the $200.0 notional amount. This fixed interest rate is measured against three-month LIBOR for purposes of settlement. The fair value of each swap is determined independently by each bank, using its own valuation model, based on the projected three-month LIBOR yield curve. According to each bank, valuations based on other models may yield different results.

The swaps were not initially designated as hedging instruments under SFAS 133 (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001. Changes in fair value of the swaps from that date to their designation date, January 23, 2002, as hedging instruments were reflected in the Consolidated Statements of Income (Loss). The fair value of the swaps at January 23, 2002 was a liability of $5.8. This liability is credited to interest expense, in the Consolidated Statements of Income (Loss), over the remaining life of the swap agreements. This credit offsets interest expense on the related bank debt. On January 23, 2002, Del Monte designated the swaps as cash flow hedging instruments of market interest rate risk under SFAS 133. The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income (loss) in Stockholders' Equity in an amount equal to the effective portion of the hedging instruments. The remaining amount, if any, equal to the ineffective portion of the hedging instruments is recorded as other income (expense) in the Consolidated Statements of Income (Loss).

The fair value of the swaps at September 30, 2002 and 2001 was a liability of $10.2 and $6.3, respectively. For the three months ended September 30, 2002, the change in fair value of the swaps resulted in other comprehensive loss of $4.6 ($2.8 net of tax). For the three months ended September 30, 2001, the change in fair value of the swaps resulted in a loss on financial instruments of $6.3 ($4.5 net of tax). Interest expense for the three months ended September 30, 2002 includes $1.5 due to the impact of the swaps. Interest expense for the three months ended September 30, 2002 also includes a credit of $1.3, reflecting a release to earnings from the $5.8 liability. Interest expense for the three months ended September 30, 2001 was not materially impacted by the interest rate swaps for the one business day they were effective in the quarter. A total of $2.1 of additional credits to interest expense is expected for the remainder of fiscal 2003. Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

NOTE 7 - Plant Consolidation

In the third quarter of fiscal 1998, management implemented a plan to consolidate processing operations over a three-year period. This plan is substantially completed subject to the sale of the San Jose and Stockton facilities. Del Monte continues to actively pursue potential buyers for these facilities and expects to incur ongoing costs for security, insurance, taxes and other miscellaneous caretaker expenses until these facilities are sold. Del Monte incurred special charges related to plant consolidation of zero and $0.7 for the three months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, Del Monte has an accrual of $0.1 relating to severance and benefit costs for the remaining employees to be terminated. The accrual was $0.2 as of June 30, 2002.

Del Monte sold its Woodland facility in the first quarter of fiscal 2002. Del Monte sold the facility for $9.0 and incurred closing costs of $0.1. As part of the transaction, the buyer provided Del Monte with $2.0 in cash and a $7.0 interest-bearing promissory note. Interest on this promissory note is charged at three-month LIBOR plus a premium and is payable on a quarterly basis. The principal of the loan is due in two equal installments in 2005 and 2006. Del Monte has a first-priority lien and encumbrance on the plant.

NOTE 8 -- Comprehensive Loss

The following table sets forth comprehensive loss for the three months ended September 30, 2002 and September 30, 2001:

                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
Net income (loss)................................. $      0.4  $     (5.3)

Other comprehensive loss:
  Loss on cash flow hedging instruments...........       (4.6)         --
  Income tax related to other comprehensive loss..        1.8          --
                                                    ----------  ----------
Other comprehensive loss, net of tax..............       (2.8)         --
                                                    ----------  ----------
Comprehensive loss................................ $     (2.4) $     (5.3)
                                                    ==========  ==========

NOTE 9 - Intangible Assets

Del Monte does not have any recorded goodwill. A summary of intangible assets is as follows:

                                                  September 30,  June 30,
                                                       2002        2002
                                                    ----------  ----------
Non-amortizing intangible assets:
  Trademarks...................................... $     31.7  $     31.7
  Distribution rights.............................       24.4        24.4
                                                    ----------  ----------
  Total non-amortizing intangible assets.......... $     56.1  $     56.1
                                                    ==========  ==========

Amortized trademark intangible assets:
  Trademarks...................................... $      0.6  $      0.6
  Accumulated amortization........................       (0.3)       (0.2)
                                                    ----------  ----------
  Total amortized intangible assets, net.......... $      0.3  $      0.4
                                                    ==========  ==========

Amortization expense for both the three months ended September 30, 2002 and 2001 was $0.1.

The estimated amortization expense for the remainder of fiscal 2003 and the year after is as follows:

2003 ......................................................... $      0.1
2004 .........................................................        0.2
                                                                ----------
                                                               $      0.3
                                                                ==========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Net sales. Net sales for the three months ended September 30, 2002 increased by $12.4 million, or 4.6%, compared to the same period of prior year. The increase was due primarily to an increase in sales volume.

The increase in sales is primarily driven by strength in the vegetable business and increases in the retail fruit business. The increase in net sales is driven by stronger merchandising in vegetables as well as continued growth in retail single serve fruit, produce fruit, and solid tomatoes.

The net sales increase also reflects the impact of our July 1, 2001 retail price increase, which lowered year ago sales as customers accelerated purchases of product into the fourth quarter of fiscal 2001 in advance of the price increase.

Net sales for the three months ended September 30, 2001 includes the effect of $1.3 million of trade promotion expenses to convert the universal product codes on Contadina products resulting from the acquisition of the business in December 1997. We were required to pay retailers reshelving costs resulting from the change to Del Monte universal product codes.

For the 13-week period ended September 30, 2002, Del Monte's market share for vegetables, fruit and tomato solids, was 22.2%, 40.8% and 18.5%, respectively, versus 21.3%, 42.0% and 20.1%, respectively, in the previous year period. Market shares are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Supercenters, other supercenters and club stores) with at least $2.0 million in sales.

Cost of products sold. Cost of products sold for the three months ended September 30, 2002 increased by $9.7 million, or 4.4%, compared to the same period of prior year. The increase in cost of products sold was due to higher sales volume. We experienced lower unit costs as we continue to benefit from cost savings from capital spending initiatives as well as improved absorption of fixed costs due to higher production volume. Cost of products sold for the three months ended September 30, 2001 includes $1.0 million of inventory step-up charges resulting from the sale of inventory bought as part of the S&W acquisition.

Selling, administrative and general expenses. Selling, administrative and general expenses for the three months ended September 30, 2002 increased by $0.7 million, or 1.9%, compared to the same period of prior year. Our pension expense has increased primarily due to lower investment returns from our pension assets. We have also incurred higher depreciation expense relating to the capability improvement program and other information technology expenses. These increases are offset by lower sales and marketing expenses for new products.

Special charges related to plant consolidation. Special charges related to plant consolidation were $0.7 million for the three months ended September 30, 2001. These charges include ongoing fixed costs and other period costs incurred in connection with plant closures. The plant consolidation plan is substantially completed subject to the sale of the San Jose and Stockton facilities. We expect to incur minimal ongoing costs for security, insurance, taxes and other miscellaneous caretaker expenses until these facilities are sold. These ongoing costs will be included in selling, administration and general expenses.

Merger-related expenses. Merger-related expenses include business integration consulting, legal services, filing fees, financial printing and other expenses related to the proposed merger with the Heinz businesses. See Note 2 to the consolidated financial statements for a description of the proposed merger.

Interest expense. Interest expense decreased for the three months ended September 30, 2002 by $3.9 million as compared to the same period of prior year, due to lower average debt balances. Interest expense for the three months ended September 30, 2002 includes a credit to interest expense of $1.3 million, which reflects a release to earnings from the $5.8 million liability, and $1.5 million of interest expense in excess of market rates due to the impact of the interest rate swap agreements. Interest expense for the three months ended September 30, 2001 was not materially impacted by the interest rate swaps for the one business day they were effective in the quarter.

On January 23, 2002, we designated our interest rate swaps as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS 133"), as amended by SFAS 137 and 138. We recorded a liability of $5.8 million representing the fair value of the swaps on January 23, 2002. Interest expense for the three months ended September 30, 2002 includes a credit of $1.3 million, reflecting a release to earnings from the $5.8 million swap liability attributed to the July 1, 2002 to September 30, 2002 period. See Note 5 to the consolidated financial statements for further information about the interest rate swaps.

Interest expense includes amortization of deferred debt issuance costs of $0.7 million and $0.8 million for the three months ended September 30, 2002 and 2001, respectively.

Loss on financial instruments. Loss on financial instruments for the three months ended September 30, 2001 was $6.3 million due to the change in fair value of the interest rate swaps before they were designated as hedging instruments on January 23, 2002, as described in Note 5 of the consolidated financial statements.

Other income. Other income of $0.2 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively, consists primarily of dividend income.

Provision for (benefit of) income taxes. The increase in income tax was due to income before income taxes of $0.6 million compared to loss before income taxes of $7.3 million for the three months ended September 30, 2002 and 2001, respectively. In addition, the effective tax rate increased for the three months ended September 30, 2002 compared to the same period of prior year primarily due to the reversal of a valuation allowance in the prior year.

The following table summarizes certain items included in the "Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001" discussions above.

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
                                                         (In millions)
Contadina universal product codes (UPC) conversion. $       --  $      1.3
Inventory write-up.................................         --         1.0
Special charges related to plant consolidation.....         --         0.7
Merger-related expenses............................        5.1          --
Interest expense...................................       (1.3)         --
Loss on financial instruments......................         --         6.3

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate all of our estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions and as additional information becomes available in future periods. Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

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

Retained-insurance Liabilities: We retain liabilities up to $0.5 million per claim under our loss sensitive worker's compensation insurance policy. For our general and automobile insurance policy, we retain liabilities up to $0.25 million per claim. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid to-date to obtain the remaining liabilities. Actuarial estimates of ultimate liability are based on actual incurred losses, estimates of incurred but not yet reported losses based on historical information from both our company and the industry, and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

Intangible and Long-lived Assets: Intangible assets consist of trademarks and distribution rights. Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability, consistent with our performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

We review long-lived assets held and used, intangible assets with estimable useful lives and assets held for sale for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is required. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

Financial Condition - Liquidity and Capital Resources

Our primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under the revolving credit facility are our primary sources of liquidity.

Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our historical net sales have exhibited seasonality, with net sales in the first fiscal quarter affected by lower levels of promotional activity, the availability of fresh produce and other factors. This situation impacts operating results as sales volumes, revenues and profitability decline during this period. Historically, the second and third fiscal quarters reflect increased sales of our products, and related increased cost of products sold and selling and promotional expenses, during the holiday period extending from late November through December, as well as sales associated with the Easter holiday. Quarterly gross profit primarily reflects fluctuations in sales volumes and is also affected by the overall product mix.

Our working capital position is seasonally affected by the growing cycle of the vegetables, fruit and tomatoes we process. Substantially all inventories are produced during the harvesting and packing months of June through October and are depleted in the following seven months. Accordingly, working capital requirements fluctuate significantly. We own virtually no agricultural land. Each year, we buy over one million tons of fresh vegetables, fruit and tomatoes under approximately 2,500 contracts with individual growers and cooperatives located primarily in the United States. We have noncancelable agreements with growers, with terms ranging from less than one year to ten years, to purchase raw products.

In July 2002, we entered into a reciprocal production agreement with another food processor whereby approximately equivalent volumes of certain products will be exchanged. The intent of the agreement is to improve asset utilization of both parties. The agreement began on July 1, 2002 and the products will be exchanged at cost over the next three years. The agreement contains a renewal option for an additional three-year term.

To finance working capital requirements, we rely on our revolving credit facility, which has a maximum availability of $325.0 million, subject to an asset-based borrowing base. As of September 30, 2002, $124.3 million was outstanding under the revolving credit facility. As of June 30, 2002, there was no balance outstanding under the revolving credit facility. Net availability under the revolving credit agreement, adjusted for borrowing base limitations and outstanding letters of credit, at September 30, 2002 totaled $168.2 million.

We believe that cash flows from operations and availability under the Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. In addition, following the closing of the proposed merger and the financing described in Note 2 to the consolidated financial statements for the three months ended September 30, 2002, we believe that cash flows from operations and availability under the new bank facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least 12 months following the merger.

On June 12, 2002, Del Monte and Heinz entered into a Merger Agreement under which we expect to acquire Heinz Businesses by merging DMC with and into SKF Foods. See Note 2 to the consolidated financial statements for the three months ended September 30, 2002 for a description of the proposed merger. We believe merger-related costs will require a significant use of cash. For the three months ended September 30, 2002, we incurred $5.1 million of merger-related expenses. A total of $12.4 million has been incurred as of September 30, 2002, including expenses related to a proposed alternative transaction with a third party in fiscal 2002.

If the amount of selected professional fees we incur in connection with the proposed merger exceeds $26.5 million in aggregate, Heinz is entitled to receive an amount equal to three times the excess of those fees over $26.5 million. Heinz may elect to have this amount paid by (1) having Del Monte pay directly or reimburse Heinz for certain Heinz's merger-related expenses, (2) increasing the amount of debt to be incurred by SKF Foods prior to the spin-off of SKF Foods to the Heinz shareholders, the proceeds of which shall be subsequently distributed to Heinz or (3) by a combination of (1) and (2) above.

Obligations and Commitments

As part of the ongoing operations of the business, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and the agreement with Electronic Data Systems Corporation to provide us with information services functions and support.

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

In November 1998, we entered into a build-to-suit lease arrangement to finance the construction of four warehouse facilities (the "Facilities") adjacent to our Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. The construction of the Facilities was financed by a special purpose entity sponsored by certain lending institutions (the "Lenders"). The special purpose entity is not affiliated with us and is not consolidated in our consolidated financial statements. We have accounted for this arrangement as an operating lease in accordance with SFAS 13, "Accounting for Leases", as amended.

The initial lease term runs until November 2003. Monthly lease payments are based on LIBOR, plus a credit spread, applied to a $37.8 million lease balance. The lease contains various affirmative and negative covenants, including covenants based upon our financial performance. A default under the lease, including violation of these covenants, could require an acceleration of our payment obligations. As of September 30, 2002, we believe we are in compliance with these covenants.

Following the initial lease term, and with required prior notice, we must exercise one of the following end of term options in November 2003, each with respect to all, but not less than all, of the Facilities: (i) renew the lease for up to five additional one-year terms, subject to the consent of the Lenders, (ii) purchase the Facilities for the purchase amount (i.e. the lease balance plus accrued and unpaid rent plus any other amounts due and payable) or (iii) sell the Facilities, on behalf of the special purpose entity, to an unrelated third party. In the event option (iii) is elected, we have provided a residual value guarantee of up to approximately $30.3 million for any deficiency if the proceeds from the sale of the Facilities are less than the lease balance. However, we are entitled to any sales proceeds from a sale of the Facilities in excess of the lease balance.

On June 27, 1996, we entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish, Washington; Mendota, Illinois; Plover, Wisconsin and Yakima, Washington. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three or four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, we have the option to purchase the warehouses at the greater of their market value or the sum of the landlord's share of construction costs and any prepayment premium. A standby letter of credit of $2.1 million is in place as security deposit for the lease.

We have commercial commitments in place to support the ongoing operations of the business. Our revolving credit facility provides a $325.0 million line of credit to finance the seasonal working capital needs of our operations. As of September 30, 2002, $124.3 million was outstanding under the revolving credit facility. In addition, we have standby letters of credit for certain operating leases, insurance-related requirements and our South America operations. As of September 30, 2002, a balance of $32.5 million was outstanding on these letters of credit.

See the "Liquidity and Capital Resources" section of our Annual Report on Form 10-K for the year ended June 30, 2002 for additional information.

Operating Activities

Cash used in operating activities increased $6.1 million to $131.5 million from $125.4 million for the three months ended September 30, 2002 and 2001, respectively. The increase was primarily due to higher production of inventories compared to prior year. We reduced our summer 2001 production below our anticipated level of sales for fiscal 2002 in order to reduce surplus inventories and lower debt.

Investing Activities

Cash used in investing activities increased $0.4 million to $5.8 million from $5.4 million for the three months ended September 30, 2002 and 2001, respectively. The increase was a result of lower capital expenditures of $1.4 million, offset by lower net proceeds from sales of assets of $1.8 million.

Total capital expenditures incurred for the three months ended September 30, 2002 and 2001 were $5.9 million and $7.3 million, respectively. Details of the types of capital expenditures, which generally include purchases of land, new and used equipment/fixtures, information technology equipment, installation labor, and capitalized software development costs, are as follows:

                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                           2002        2001
                                                        ----------  ----------
                                                              (In millions)
Capability improvement program and information systems $      3.6  $      4.0
Equipment replacement and other improvements..........        1.3         2.0
Economic return and cost savings......................        0.8         0.5
Environmental compliance..............................        0.2         0.5
Plant consolidation...................................         --         0.3
                                                        ----------  ----------
Total capital expenditures............................ $      5.9  $      7.3
                                                        ==========  ==========

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

At September 30, 2002 and June 30, 2002, we had $9.7 million and $15.4 million of construction-in-progress related to the capability improvement program and other information system projects.

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

Financing Activities

Cash provided by financing activities increased $1.0 million to $124.5 million from $123.5 million for the three months ended September 30, 2002 and 2001, respectively. The increase was due to the working capital requirements discussed above.

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

See Note 2 "Proposed Merger and Financing" to the consolidated financial statements for a further description of the proposed financing of the spin-off and merger.

On September 19, 2001, we launched an exchange offer whereby the outstanding 9¼% Senior Subordinated Notes could be exchanged for Series B 9¼% Senior Subordinated Notes registered under the Securities Act of 1933. The exchange offer expired on October 18, 2001. All holders of the notes participated in the exchange and all of the 9¼% Senior Subordinated Notes were exchanged for Series B 9¼% Senior Subordinated Notes.

Restrictive Covenants

The term loan, the revolver and the senior subordinated notes contain restrictive covenants, which require us to meet certain financial tests. In addition, the build-to- suit lease arrangement for warehouse facilities adjacent to four of our production plants contains restrictive covenants. We believe that we were in compliance with all such financial covenants at all testing intervals, and as of September 30, 2002. The most restrictive of these covenants currently is the senior debt ratio related to the build-to-suit lease arrangement.

Related Parties

Transactions with Texas Pacific Group. We entered into a ten-year Management Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. Under the Management Advisory Agreement, TPG Partners, L.P. is entitled to receive an annual fee from us for management advisory services equal to the greater of $0.5 million or 0.05% of the budgeted consolidated annual net sales of our company. Under this agreement, TPG Partners, L.P. received fees of $0.2 million for both the three months ended September 30, 2002 and 2001. This agreement makes available the resources of TPG Partners, L.P. concerning a variety of financial and operational matters, including advice and assistance in reviewing our business plans and our results of operations and in evaluating possible strategic acquisitions, as well as providing investment banking services in identifying and arranging sources of financing. The Management Advisory Agreement does not specify a minimum number of TPG Partners, L.P. personnel who must provide such services or the individuals who must provide them. It also does not require that a minimum amount of time be spent by such personnel on our matters. We cannot otherwise obtain the services that TPG Partners, L.P. will provide without the addition of personnel or the engagement of outside professional advisors. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses.

We also entered into a ten-year Transaction Advisory Agreement dated April 18, 1997 with TPG Partners, L.P. As compensation for financial advisory and other similar services rendered in connection with "add-on" transactions (such as an acquisition, merger or recapitalization), TPG Partners, L.P. is to be paid a fee of 1.5% of the total value of each add-on transaction. For the three months ended September 30, 2002 and 2001, TPG Partners, L.P. did not receive any payments under the Transaction Advisory Agreement. This agreement will terminate upon completion of the proposed merger of DMC and the Heinz Businesses with a final payment of up to $9.0 million.

Transactions with Management. During the second and third quarters of fiscal 1998, we sold shares of Del Monte common stock to certain key employees, including the executive officers of our company, under the Del Monte Employee Stock Purchase Plan. Messrs. Wolford and Smith each paid $0.18 million in cash and borrowed an additional equal amount from our company, under individual secured Promissory Notes ("Promissory Notes''), to acquire the stock purchased by each of them pursuant to the plan. The terms of these Promissory Notes were disclosed in our annual report on Form 10-K for the year ended June 30, 2002. Other than these loans to Messrs. Wolford and Smith, we have not made any loans or advances to any of our directors or executive officers or members of their immediate families.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to the discussion of Del Monte Foods Company's Financial Instruments and Risk Management Policies and Factors that May Affect Future Results in "Quantitative and Qualitative Disclosures about Market Risks" in Del Monte's Annual Report on Form 10-K for the year ended June 30, 2002 (the "Annual Report"). As stated in the Annual Report, our business is highly competitive and we cannot predict the pricing or promotional activities of our competitors. In addition, we expect to continue to face aggressive trade and consumer promotion spending in the single-serve fruit category.

Our primary market risk exposure is that of interest rate risk. Interest expense in regard to our revolving and term loan agreement is calculated using a reference interest rate plus a credit margin. Therefore, given a fixed debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates. Historically, to reduce our exposure to higher interest rates, we have entered into interest rate protection agreements to limit the impact of rate increases on future income. We use derivatives only for purposes of managing risk associated with the underlying exposures. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor do we use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. We believe that the use of interest rate protection agreements to manage risk is in our best interest and that any resulting market risk exposure would not materially effect our operating results.

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

The swaps were not initially designated as hedging instruments under SFAS 133 (as amended by SFAS 137 and 138) when they were entered into on August 3, 2001. Changes in fair value of the swaps from that date to their designation date, January 23, 2002, as hedging instruments were reflected in the Consolidated Statements of Income (Loss). The fair value of the swaps at January 23, 2002 was a liability of $5.8 million. This liability is credited to interest expense, in the Consolidated Statements of Income, over the remaining life of the swap agreements. This credit offsets interest expense on the related bank debt. On January 23, 2002, we designated the swaps as cash flow hedging instruments of market interest rate risk under SFAS 133. The changes in the fair value of the swaps subsequent to the January 23, 2002 designation date are recorded in other comprehensive income (loss) in Stockholders' Equity in an amount equal to the effective portion of the hedging instruments. The remaining amount, if any, equal to the ineffective portion of the hedging instruments is recorded as other income (expense) in the Consolidated Statements of Income (Loss).

The fair value of the swaps at September 30, 2002 and 2001 was a liability of $10.2 million and $6.3 million, respectively. For the three months ended September 30, 2002, the change in fair value of the swaps resulted in other comprehensive loss of $4.6 million ($2.8 million net of tax). For the three months ended September 30, 2001, the change in fair value of the swaps resulted in a loss on financial instruments of $6.3 million. Interest expense for the three months ended September 30, 2002 includes $1.5 million due to the impact of the swaps. Interest expense for the three months ended September 30, 2002 also includes a credit of $1.3 million, reflecting a release to earnings from the $5.8 million liability. Interest expense for the three months ended September 30, 2001 was not materially impacted by the interest rate swaps for the one business day they were effective in the quarter. A total of $2.1 million of additional credits to interest expense is expected for the remainder of fiscal 2003. Settlements accrued for payment to the swap counterparties offset these releases to earnings from this liability.

We do not believe we have any material commodity risk because we purchase most of our raw product requirements through arrangements under which pricing has not fluctuated significantly in recent years.

Factors That May Affect Future Results

This quarterly report contains forward-looking statements, including those in the sections captioned "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. We do not undertake to update any of these statements in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties and we caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; energy costs and availability; crop yields; competition, including pricing and promotional spending levels by competitors; raw material costs and availability; high leverage; loss of significant customers or a substantial reduction in orders from these customers; market acceptance of new products; successful integration of acquired businesses; successful implementation of the capability improvement program; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; ability to increase prices; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; industry trends, including changes in buying and inventory practices by customers; production capacity constraints and other factors referenced in this quarterly report.

Factors relating to future benefits of the proposed merger of DMC with and into SKF Foods that could cause actual results to differ materially from those described in the Annual Report include those factors previously mentioned, as well as: the inability to obtain stockholder or regulatory approvals, including without limitations a private letter ruling from the Internal Revenue Service; actions of the U.S., foreign and local governments; the inability to successfully integrate Del Monte and the Heinz Businesses; costs related to the merger; the inability to achieve synergies resulting from the merger; and other factors.

Please see the Annual Report for a more detailed discussion of important factors that could materially affect future results.

ITEM 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, Director and Chairman of the board of directors, and our Executive Vice President, Administration and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer, Director and Chairman of the board of directors, and our Executive Vice President, Administration and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Del Monte required to be included in our periodic filings with the Securities Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker's compensation and other employee claims, tort and other general liability, for which Del Monte carries insurance or is self- insured, as well as trademark, copyright and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

ITEM 2. Changes in Securities And Use of Proceeds. None.

ITEM 3. Defaults Upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K

Registrant filed the following report on Form 8-K during the quarter ended September 30, 2002:

(1) Current Report on Form 8-K filed on August 8, 2002 - Item 5: Press release announcement of earnings for the fourth quarter ended June 30, 2002, and fiscal 2002 year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL MONTE FOODS COMPANY

Dated: November 14, 2002

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

I, Richard G. Wolford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Monte Foods Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ RICHARD G. WOLFORD

Richard G. Wolford
President and Chief Executive Officer, Director and Chairman of the Board

The undersigned, in his capacity as Chief Financial Officer of Del Monte Foods Company provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, David L. Meyers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Monte Foods Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ DAVID L. MEYERS

David L. Meyers
Executive Vice President, Administration and Chief Financial Officer