Form 10-Q
period 2003-01-29
DEL MONTE FOODS CO
filed 2003-03-17
CIK 866873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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
Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No☐

As of February 28, 2003, 209,302,321 shares of Common Stock, par value $0.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Form 10-Q for the Quarterly Period Ended 1/29/03
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 4.5
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	January 29,	May 1,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17.7	$0.5
Trade accounts receivable, net of allowance	250.0	195.6
Inventories	935.7	330.6
Deferred income taxes	0.8	5.1
Prepaid expenses and other current assets	76.5	46.9

TOTAL CURRENT ASSETS	1,280.7	578.7
Property, plant and equipment, net	835.1	337.1
Intangible assets, net	1,376.9	886.8
Other assets	84.1	32.7

TOTAL ASSETS	$3,576.8	$1,835.3

LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$438.6	$106.9
Short-term borrowings	29.3	—
Current portion of long-term debt	7.5	—

TOTAL CURRENT LIABILITIES	475.4	106.9
Long-term debt	1,702.1	—
Deferred income taxes	193.0	113.1
Other non-current liabilities	270.2	22.7

TOTAL LIABILITIES	2,640.7	242.7

Parent company’s investment	—	1,592.6

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,294,281 at January 29, 2003)	2.1	—
Notes receivable from stockholders	(0.4)	—
Additional paid-in capital and unearned compensation	942.8	—
Accumulated deficit	(3.2)	—
Accumulated other comprehensive loss	(5.2)	—

TOTAL STOCKHOLDERS’ EQUITY	936.1	—

TOTAL LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY	$3,576.8	$1,835.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Net sales	$559.1	$437.8	$1,395.1	$1,318.6
Cost of products sold	392.3	292.2	960.7	894.2
Selling, general and administrative expenses	105.8	76.2	249.1	225.0

OPERATING INCOME	61.0	69.4	185.3	199.4
Interest expense (income)	14.9	(0.2)	14.6	(1.1)
Other expense	5.0	1.7	3.2	1.2

INCOME BEFORE INCOME TAXES	41.1	67.9	167.5	199.3
Provision for income taxes	16.7	22.2	57.5	66.8

NET INCOME	$24.4	$45.7	$110.0	$132.5

Basic net income per common share	$0.13	$0.29	$0.67	$0.84

Diluted net income per common share	$0.13	$0.29	$0.66	$0.84

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

Nine Months
Ended
January 29,
2003

OPERATING ACTIVITIES:
Net income	$110.0
Depreciation and amortization	31.5
Other	115.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	257.0

INVESTING ACTIVITIES:
Capital expenditures	(122.7)
Other	13.6

NET CASH USED IN INVESTING ACTIVITIES	(109.1)

FINANCING ACTIVITIES:
Net settlements with parent company (pre-Merger)	(82.6)
Proceeds from short-term borrowings	109.2
Payments on short-term borrowings	(162.0)
Proceeds from long-term borrowings	1,095.0
Principal payments on long-term borrowings	(289.5)
Deferred debt issuance costs	(35.8)
Return of capital to Heinz	(770.0)
Other	5.8

NET CASH USED IN FINANCING ACTIVITIES	(129.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended January 29, 2003
(In millions, except share and per share data)

Note 1. The Merger and Basis of Presentation

On December 20, 2002, Del Monte Foods Company (the “Company” or “Del Monte”) announced the completion of the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, U.S. tuna and retail private label soup, and U.S. infant feeding businesses (the “Spun-Off Businesses”). The acquisition was completed pursuant to a Separation Agreement (the “Separation Agreement”), dated as of June 12, 2002, between Heinz and SKF Foods Inc., a wholly-owned direct subsidiary of Heinz (“SKF”), and an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 12, 2002, by and among the Company, Heinz, SKF and Del Monte Corporation, a wholly-owned direct subsidiary of the Company (“DMC”).

Under the terms of the Merger Agreement and Separation Agreement, immediately prior to the merger (i) Heinz transferred the Spun-Off Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-Off”) to the holders of the outstanding common stock of Heinz on December 19, 2002, and (ii) immediately following the Spin-Off, DMC merged with and into SKF, with SKF being the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, each share of SKF common stock was converted into the right to receive 0.4466 shares of Del Monte common stock. The Company issued 156.9 million shares of Del Monte’s common stock as a result of the Merger. Immediately following the Merger, SKF changed its name to “Del Monte Corporation”.

The Company believes Del Monte stockholders will benefit from the financial strength; enhanced strategic and market position; and increased scale, scope and diversity of operations, distribution channels, product lines, served markets and customers that it expects to achieve by combining Del Monte’s businesses and the Spun-Off Businesses. The Company also believes the Merger will increase the liquidity and trading volume of Del Monte’s common stock, expand Del Monte’s investor base and generate enhanced analyst coverage of Del Monte.

The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority, approximately 74.5 percent, of the Company’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF became the historical financial statements of the Company as of the completion of the Merger. For the current reporting period, the Company’s financial statements reflect the combined operations of SKF and DMC for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

The preparation of the historical financial statements include the use of “carve out” and “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Heinz parent company or affiliate level, which related to or were incurred on behalf of SKF, have been identified and allocated or pushed down, as appropriate, to the financial results of SKF for the periods presented. Allocations were made primarily on a percentage-of-revenue basis. No debt or interest expense was allocated to SKF from Heinz.

SKF was not historically managed as a stand-alone entity but as part of the operations of Heinz. As such, quarterly balance sheets and quarterly statements of cash flows were not historically prepared for SKF, and it would not be practicable to retroactively prepare such statements. Accordingly, a comparative statement of cash flows has not been presented.

These historical financial statements are not indicative of the results of operations that would have existed or will exist in the future assuming SKF was operated as an independent company or as a subsidiary of Del Monte. Further, since the historical financial statements of the Company do not include the historical financial results of pre-merger DMC for periods prior to December 20, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

Del Monte’s assets and liabilities were adjusted to their fair values upon the completion of the Merger for purchase price allocation purposes. The Company obtained an independent valuation of Del Monte’s property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The purchase price allocation may change as the Company continues to refine the fair value determination. The purchase price of $455.3 has been calculated as follows:

52,329,556 shares of Del Monte common stock outstanding at December 20, 2002, at a closing price of $7.73 per share	$404.5
Fair value of options held by Del Monte employees	22.8
Spun-Off Businesses acquisition fees	28.0

Purchase price	$455.3

The total purchase price of the transaction has been allocated as follows:

Current assets	$863.6
Property, plant and equipment, net	427.9
Non-amortizable trademarks	414.3
Other assets	102.4
Excess of purchase price over the fair value of net assets acquired (goodwill)	73.9
Current liabilities	(445.7)
Long-term debt	(598.6)
Deferred income taxes	(154.2)
Other non-current liabilities	(229.0)
Unearned compensation	0.7

$455.3

The accompanying unaudited consolidated financial statements as of January 29, 2003 and for the three and nine months ended January 29, 2003 and January 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim period presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine month periods ending January 29, 2003 are not necessarily indicative of the results for the year ending April 27, 2003. The notes to the financial statements contained in the Company’s Registration Statement on Form S-4/A dated November 19, 2002, for the year ended May 2, 2002, should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2. Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming the Merger occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not necessarily indicative of actual results that would have existed had the Merger occurred on the assumed dates and it is not necessarily indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Merger.

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Net sales	$825.2	$817.2	$2,283.2	$2,333.9
Net income (a)	30.7	48.8	105.8	91.6
Basic net income per common share	0.15	0.23	0.51	0.44
Diluted net income per common share	0.15	0.23	0.50	0.44

(a)	Merger-related expenses for legal and financial advisory services of $24.7 ($15.1 net of taxes) and $34.6 ($21.1 net of taxes) have been excluded from net income for the three and nine months ended January 29, 2003, respectively.

Note 3. Significant Accounting Policies

Fiscal Year: The Company operates on a fiscal year ending the Sunday closest to April 30.

Earnings Per Share: Earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares and share equivalents outstanding during the period.

Prior to the Merger, weighted average shares outstanding have been retroactively restated to reflect the number of shares received by Heinz shareholders in the Merger. Stock options previously held by SKF employees, which were converted to DMC options in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) as part of the Merger, have also been retroactively restated to determine the dilutive effect during prior periods based on the average stock prices during those periods. The computation of current period weighted average shares outstanding includes all outstanding shares for the period after December 20, 2002 and the retroactively restated number of shares received by Heinz shareholders for the period prior to December 20, 2002 and the dilutive effect of stock options outstanding for the period.

Stock Option Plans: The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost is measured as the excess, if any, of the fair value of Del Monte’s stock at the date of grant over the price the employee must pay to acquire the stock.

Inventories. Prior to December 20, 2002, all inventories were valued using the first-in, first-out (“FIFO”) method. The fruit, vegetable and tomato product inventories, which have been acquired in connection with the Merger, are valued using the last-in, first-out (“LIFO”) method. The Company’s inventories will continue to be valued using both LIFO and FIFO. Each production facility will be designated as either a LIFO or FIFO inventory facility. All inventories have been stated at the lower of cost or market.

Intangibles: The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the first quarter of fiscal 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

For intangible assets with indefinite useful lives, estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions regarding sales trends and profitability, consistent with the Company’s performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

For intangible assets with estimable useful lives, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. All long-lived assets, for which management has committed to a plan to dispose of, are reported at the lower of carrying amount or fair value.

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, the Company compares the fair value of a reporting unit (one level below operating segments) with the goodwill assigned to its carrying value. The estimated fair value is computed using the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital. If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed. During the second step, the Company allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of the goodwill impairment. During the fourth quarter of fiscal 2003, the Company will conduct its annual goodwill and intangibles impairment testing, which will be repeated every fourth quarter.

Parent Company’s Investment: Parent company’s investment represents the original investment by Heinz adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable. On December 20, 2002, in accordance with the Separation Agreement, Heinz received a cash payment, debt securities, and all of the issued and outstanding common shares of SKF in exchange for its investment in the Spun-Off Businesses.

Derivative Financial Instruments: The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company designates each derivative contract as one of the following: (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (“Fair Value Hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”), (3) a hedge of a net investment in a foreign operation (“Net Investment Hedge”) or (4) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not qualify as one of the above hedges (“Economic Hedge”).

For a Fair Value Hedge, both the effective and ineffective portions of the change in the fair value of the derivative, along with the change in fair value on the hedged item that is attributable to the hedged risk, are reported in earnings and reported in the consolidated statements of income in other expense. If a hedge designation is removed prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item. If the underlying item being hedged is removed, the derivative will subsequently be accounted for as an Economic Hedge.

The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statements of income as the hedged item. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other expense.

Foreign exchange futures, forward contracts, or swaps may be used to hedge net investments in foreign subsidiaries. These derivative contracts are commitments to buy or sell foreign currency at a future date for a contracted rate. The effective portion of the change in the fair value of a derivative used as a Net Investment Hedge of a foreign operation is reported in the foreign currency translation adjustment account in other comprehensive income. The ineffective portion of the change in the fair value of a Net Investment Hedge is reported in other expense. For derivatives designated as Economic Hedges, all changes in fair value are reported in other expense.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other assets and other non-current liabilities. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting.

Revenue Recognition: The Company recognizes revenue from sales of products, and related cost of products sold, when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product, at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by consumer promotion costs relating to coupon redemption, customer promotion costs relating to performance allowances and discounts.

Recently Adopted Accounting Standards: In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”). This standard requires that all business combinations be accounted for using the purchase method. The provisions of SFAS 141 apply to all business combinations after June 30, 2001. The Merger was accounted for in accordance with SFAS 141.

The FASB issued SFAS 142 simultaneously with SFAS 141. The Company adopted the provisions of SFAS 142 during the first quarter of fiscal 2003. Upon the adoption of SFAS 142, the Company reassessed the useful lives and residual values of its intangible assets, and concluded that the majority of its trademarks have indefinite lives. The Company ceased amortizing these intangible assets with indefinite useful lives and performed impairment tests on them in accordance with the provisions of SFAS 142. No impairment losses relating to these intangible assets were identified. The Company determined that certain intangible assets have an estimated useful life between 10 and 40 years and is amortizing these assets on a straight-line basis. Amortization expense for the three and nine months ended January 29, 2003 was $1.0 and $2.8, respectively.

In addition, the Company completed the transitional goodwill impairment tests during the second quarter of fiscal 2003. No impairment was identified as a result of completing these transitional impairment tests. The Company also recognized goodwill of $73.9 upon the completion of the Merger, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill may change as the Company continues to refine the fair value determination.

During the fourth quarter of fiscal 2003, the Company will conduct its annual goodwill and intangibles impairment testing, which will be repeated every fourth quarter.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. The adoption of SFAS 144 at the beginning of fiscal 2003 did not have a material effect on the Company’s consolidated financial statements.

Note 4. Recently Issued Accounting Standards

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 will be effective for the Company’s fiscal year 2004. The Company believes that adoption of SFAS 143 will not have a material effect on its consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The write-off of previously capitalized debt issuance costs as a result of debt prepayments would no longer constitute an extraordinary item under the guidance of SFAS 145. The Company will apply SFAS 145 prospectively at the beginning of fiscal 2004.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for the Company’s current fiscal year. The interim disclosure requirements will be effective for the fourth quarter of the Company’s fiscal year 2003. The Company does not expect SFAS 148 to have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 have been adopted in this report. The Company does not expect the prospective recognition provisions of FIN 45 to have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

Note 5. Inventories

	January 29,	May 1,
	2003	2002

Finished products	$798.6	$253.7
Raw materials and in-process material	60.4	64.1
Packaging material and other	76.7	12.8

Total inventories	$935.7	$330.6

The fruit, vegetable and tomato product inventories were recorded at their fair value on December 20, 2002, for purchase price allocation purposes. The adjustment to fair value added $76.2 to the value of the inventory and reduced purchased goodwill. When the inventories are sold, the cost of products sold will be higher, which has the effect of decreasing operating income. For the three and nine months ended January 29, 2003, the fair value adjustment increased the cost of products sold by $11.0. The fair value adjustment to the fruit, vegetable, and tomato product inventories was estimated based upon the historical gross margins of the fruit, vegetable and tomato products. The fair value of the inventories may be adjusted as the Company continues to refine the fair value determination used in the purchase price allocation.

Note 6. Intangible Assets

The following table presents the Company’s intangible assets:

	January 29,	May 1,
	2003	2002

Non-amortizable intangible assets (a):
Goodwill	$696.3	$—
Trademarks	617.7	202.6
Other	5.4	—

Total non-amortizable intangible assets	$1,319.4	$202.6

Amortizable intangible assets:
Goodwill	$—	$769.4
Trademarks	71.0	73.5
Other	11.4	11.4

	82.4	854.3
Accumulated amortization	(24.9)	(170.1)

Total amortized intangible assets, net	$57.5	$684.2

(a)	Total carrying amount is net of accumulated amortization through May 1, 2002.

Upon adoption of SFAS 142, on May 2, 2002, $622.1 of net amortizable goodwill was reclassified to non-amortizable goodwill.

Amortization expense for the three and nine months ended January 29, 2003 was $1.0 and $2.8, respectively. The Company expects to incur $1.0 of amortization expense in the fourth quarter of fiscal 2003. The following table presents expected amortization of intangible assets for each of the five succeeding fiscal years:

2004	$3.8
2005	3.8
2006	3.8
2007	3.8
2008	3.7

The following tables reconcile reported net income to pro forma net income, and earnings per share, as a result of the adoption of SFAS 142:

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Net income	$24.4	$45.7	$110.0	$132.5
Add back (net of tax):
Goodwill amortization	—	3.2	—	9.5

Pro forma net income	$24.4	$48.9	$110.0	$142.0

Basic earnings per share:
Basic net income per common share	$0.13	$0.29	$0.67	$0.84
Goodwill amortization	—	0.02	—	0.06

Pro forma basic net income per common share	$0.13	$0.31	$0.67	$0.90

Diluted earnings per share:
Diluted net income per common share	$0.13	$0.29	$0.66	$0.84
Goodwill amortization	—	0.02	—	0.06

Pro forma diluted net income per common share	$0.13	$0.31	$0.66	$0.90

Note 7. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Basic earnings per share:
Numerator:
Net income attributable to common shares	$24.4	$45.7	$110.0	$132.5

Denominator:
Weighted average shares	181,383,446	156,921,228	165,075,301	156,921,228

Basic net income per common share	$0.13	$0.29	$0.67	$0.84

Diluted earnings per share:
Numerator:
Net income attributable to common shares	$24.4	$45.7	$110.0	$132.5
Denominator:
Weighted average shares	181,383,446	156,921,228	165,075,301	156,921,228
Effect of dilutive securities — stock options and restricted stock	729,526	23,126	402,763	25,384

Weighted average shares and equivalents	182,112,972	156,944,354	165,478,064	156,946,612

Diluted net income per common share	$0.13	$0.29	$0.66	$0.84

Options outstanding in the amounts of 3,193,837 and 1,755,519 were not included in the computation of diluted earnings per share for the three and nine months ended January 29, 2003 because these options’ exercise prices were greater than the average market price of the common stock for those periods. Options outstanding in the amounts of 538,132 were not included in the computation of diluted earnings per share for the three and nine months ended January 30, 2002 because these options’ exercise prices were greater than the average market price of the common stock for those periods.

Prior to the Merger, weighted average shares outstanding have been retroactively restated to reflect the number of shares received by Heinz shareholders in the Merger. Stock options previously held by SKF employees, which were converted to DMC options in accordance with FIN 44 as part of the Merger have also been retroactively restated to determine the dilutive effect during prior periods based on the weighted average stock prices during those periods. The computation of current period weighted average shares outstanding includes all outstanding shares for the period after December 20, 2002 and the retroactively restated number of shares received by Heinz shareholders for the period prior to December 20, 2002.

Note 8. Debt

Notes. On December 20, 2002, in connection with the Spin-Off and Merger, SKF issued $450.0 ($300.0 of which was issued directly to Heinz in connection with the Spin-Off) of 8.625% Senior Subordinated Notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. The Company has the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010.

On May 15, 2001, DMC sold $300.0 of 9.25% Senior Subordinated Notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, the Company assumed the 2011 Notes obligations without limitation. The Company has the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009.

The 2011 Notes were among the liabilities assumed during the Merger and were recorded at their fair market value, or $312.0, on the date of the Merger. The recorded premium will be amortized through earnings during the remaining life of the 2011 Notes.

Term Loan Obligations. On December 20, 2002, in connection with the Merger, DMC borrowed under the following senior credit facilities:

•	$195.0 under a six-year floating-rate term loan obligation (“Term A Loan”) with interest payable on the last day of the interest period applicable to the loan. Scheduled principal payments of the Term A Loan begin on April 30, 2004 and end on the maturity date.

•	$705.0 and €44.0 ($45.0 U.S. Dollar equivalent on December 20, 2002) under an eight-year floating-rate term loan obligation (“Term B Loan”) with interest payable on the last day of the interest period applicable to the loan. Scheduled principal payments of the Term B Loan begin on April 25, 2003 and end on the maturity date.

During the quarter, the U.S. Dollar equivalent value of the Euro denominated loan increased from $45.0 to $47.6 due to the weakening of the U.S. Dollar in relation to the Euro. This resulted in a $2.6 foreign currency loss recognized in other expense.

Revolving Credit Facility. On December 20, 2002, in connection with the Merger, DMC established a $300.0 six-year floating rate revolving credit facility (the “Revolver”) with several banking participants, under which $93.0 was initially borrowed. As of January 29, 2003, $28.8 was outstanding under the Revolver.

The Revolver, the Term A Loan, and the Term B Loan are collateralized by security interests in substantially all of the Company’s assets and contain restrictive covenants with which the Company must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. In addition, beginning the quarter ended April 27, 2003, the Company will be required to meet certain financial covenants, including minimum fixed charge coverage, minimum interest coverage and a maximum leverage ratio.

The Company’s debt consists of the following:

	January 29,	May 1,
	2003	2002

Current:
Revolver	$28.8	$—
Other	0.5	—

	$29.3	$—

Current portion of long-term debt	$7.5	$—

Non-current:
Term loans	$947.6	$—
9.25% Senior Subordinated Notes	312.0	—
8.625% Senior Subordinated Notes	450.0	—

	1,709.6	—
Less current portion	7.5	—

	$1,702.1	$—

During the fourth quarter of fiscal 2003, $1.9 of the Company’s long-term debt is scheduled to be repaid. At January 29, 2003, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2004	$12.4
2005	29.5
2006	39.2
2007	49.0
2008	58.7

The treasury function for SKF was previously performed by Heinz. This included the sweeping of all available cash and the funding of cash requirements as necessary. These transactions are shown as net settlements with the parent company (pre-Merger) in the consolidated statement of cash flows.

Note 9. Derivative Financial Instruments

Del Monte uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency and price exposures. The Company does not trade or use instruments with the objective of earning financial gains on market fluctuations, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest.

Interest Rate Hedges. The Company is the fixed-rate payer on two interest rate swaps with a combined notional amount of $125.0 acquired as part of the Merger. Prior to the Merger, the swaps were used by DMC to hedge floating rate debt. On the Merger date, the hedged debt was repaid. Additionally, one swap with a notional amount of $75.0 was early-terminated for a cash payment of $4.5. During the period from December 20, 2002 through December 31, 2002, the Company recognized a loss of $0.3 related to changes in the market value of the two retained swaps, which were not designated as hedges of specific transactions during this period.

On December 31, 2002, a formal Cash Flow Hedge relationship was established between the two remaining swaps and a portion of the Company’s floating rate debt. The fair value of the swaps at December 31, 2002 was a liability of $6.9, which will be amortized to income during the remaining life of the swaps. During the quarter ended January 29, 2003, amortization of the liability resulted in a $0.3 reduction of interest expense. Accumulated other comprehensive income was not affected by interest rate swaps during the quarter. A total of $1.1 of additional interest expense reduction related to amortization is expected for the remainder of fiscal 2003.

Currency Hedges: The Company’s foreign currency exposure is primarily related to Euro denominated term loan obligations totaling $47.6 (U.S. Dollar equivalent on January 29, 2003). On January 24, 2003, the Company entered into a U.S. Dollar/Euro currency swap, as an Economic Hedge of the periodic Euro denominated principal and interest payments on the debt. During the quarter, the value of the currency swap declined, resulting in a $0.8 increase to other liabilities and other expense.

Commodity Price Hedging: The Company uses commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases that meet the criteria for hedge accounting are designated as Cash Flow Hedges. When using a commodity option as a hedging instrument, the Company excludes the time value of the option from the assessment of hedge ineffectiveness. For the three months ended January 29, 2003, the Company’s commodities hedges increased other expense by $0.2 and reduced cost of products sold by $0.3.

Note 10. Employee Stock Plans

Employee Stock Options. As a result of the Spin-Off and Merger, each outstanding option to acquire shares of Heinz common stock held by SKF employees immediately prior to the Spin-Off were adjusted so that the employees held a combination of options to purchase Heinz common stock and options to purchase Del Monte common stock. For employees of the Spun-Off Businesses, Heinz outstanding options were converted to an equal number of SKF common stock options. The number of shares of Del Monte common stock that were subject to converted options was determined by multiplying the number of shares of SKF common stock subject to options, by the Merger exchange ratio of 0.4466, rounded, if necessary, to the nearest whole share of Del Monte common stock. The exercise price of the converted options was determined in accordance with a formula that ensured the value of the options held by employees immediately before the Merger was preserved after the Merger. As a result, the Company issued 0.8 million options to purchase newly converted shares of the Company common stock to employees under the 2002 Stock Incentive Plan, which was adopted on December 19, 2002.

Each option to purchase the Company’s common stock outstanding immediately before the Merger remained outstanding after the Merger, without any adjustment to the number of shares subject to the option or to the exercise price of the option. There were 6.7 million options outstanding at December 20, 2002.

Restricted Stock Units. Under the Merger Agreement, the Company assumed the obligation to provide Del Monte restricted stock units (“RSUs”) as a replacement for Heinz RSUs awarded to SKF employees. On December 20, 2002, approximately 83,000 Heinz RSUs valued at approximately $2.9 were converted into approximately 373,000 shares of Del Monte RSUs. The Company will recognize compensation expense over the remaining vesting period of the RSUs of approximately 33 months.

Note 11. Parent Company’s Investment and Stockholders’ Equity

Prior to the Merger, parent company’s investment represented the original investment by Heinz adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable.

Immediately prior to the Merger, Heinz completed the Spin-Off. In connection with the Spin-Off, the parent company’s investment was exchanged for common stock. In connection with the Merger, each share of SKF common stock was converted into the right to receive 0.4466 shares of Company common stock. The Company issued 156.9 million shares of Del Monte common stock as a result of the Merger. On January 29, 2003 there were 209.3 million shares of Del Monte common stock issued and outstanding.

The accumulated deficit of $3.2 as of January 29, 2003, represents the net loss incurred from the date of the Merger through January 29, 2003.

Note 12. Comprehensive Income

Comprehensive income is comprised of net income, minimum pension liability adjustments, and net unrealized gains on Cash Flow Hedges. Comprehensive income for the nine months ended January 29, 2003 was $104.8. The following table presents the components of accumulated other comprehensive loss:

January 29,
2003

Minimum pension liability, net of tax	$(5.3)
Cash flow hedges, net of tax	0.1

Accumulated other comprehensive loss	$(5.2)

Note 13. Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments, purchase commitments, and an agreement with Electronic Data Systems Corporation to provide information services functions and support.

The synthetic lease obligations covering machinery and equipment associated with the Spun-Off Businesses were terminated during the current quarter for $97.6.

In April 2001, Heinz entered into a supply agreement to purchase annual quantities of raw tuna from various vessels owned by Tri-Marine International, Inc. Total annual purchases to be made under this 10-year agreement are approximately $40.0. Raw tuna pricing is subject to change based on market conditions. Pursuant to the Separation Agreement, this supply agreement was assigned to the Company by Heinz.

In August 2000, Heinz entered into a supply agreement to purchase annual quantities of metal cans and ends from Impress Holdings B.V. The supply agreement includes certain non-cancelable minimum purchase volume provisions. Total annual purchases to be made by the Company under this 10-year agreement are approximately $130.0. Pursuant to the Separation Agreement, the terms of this supply agreement relating to the Spun-Off Businesses were assigned to the Company by Heinz.

In October 1999, DMC entered into a ten-year operating lease, effective December 2000, to rent its principal administrative headquarters in San Francisco, California. Payments under the terms of the lease are based on scheduled monthly base rents and an escalation of rent based on an annual estimate of the increase of the Company’s share of property taxes and building operating expenses. The lease provides two consecutive five-year renewal options at the end of the lease term. A standby letter of credit of $6.8 is in place as a security deposit for the lease.

In April 1999, DMC entered into a build-to-suit lease arrangement to finance the construction of four warehouse facilities (the “Facilities”) adjacent to the Hanford, Kingsburg and Modesto, California; and Plymouth, Indiana production plants. The construction of the Facilities was financed by a special purpose entity sponsored by certain lending institutions (the “Lenders”). The special purpose entity is not affiliated with the Company and is not consolidated in these financial statements. This arrangement has been accounted for as an operating lease in accordance with FASB Statement No. 13, “Accounting for Leases”, as amended.

The initial lease term runs until November 2003. Monthly lease payments are based on LIBOR, plus a credit spread, applied to a $37.8 lease balance. The lease contains various covenants based upon the Company’s financial performance. A default under the lease, including violation of these covenants, could require an acceleration of payment obligations. As of January 29, 2003, the Company’s management believes the Company was in compliance with these financial covenants.

Following the initial lease term, and with required prior notice, the Company must exercise one of the following end-of-term options in November 2003, each with respect to all, but not less than all, of the Facilities: (i) renew the lease for up to five additional one-year terms, subject to the consent of the Lenders, (ii) purchase the Facilities for the purchase amount (i.e. the lease balance plus accrued and unpaid rent plus any other amounts due and payable) or (iii) sell the Facilities, on behalf of the special purpose entity, to an unrelated third party. In the event option (iii) is elected, the Company has provided a residual value guarantee of up to approximately $30.3 for any deficiency if the proceeds from the sale of the Facilities are less than the lease balance. However, the Company is entitled to any sales proceeds from a sale of the Facilities in excess of the lease balance.

In October 1995, DMC entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish and Yakima, Washington; Mendota, Illinois; and Plover, Wisconsin. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three or four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, the Company has the option to purchase the warehouses at the greater of their market value or the sum of the landlord’s share of construction costs and any prepayment premium. A standby letter of credit of $2.1 is in place as a security deposit for the lease.

In connection with the sale of Del Monte’s 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed a supply agreement under which Del Monte sources the majority of its pineapple requirements from Del Monte Philippines. The agreement has an indefinite term subject to termination on three years’ notice. During the fiscal year ended June 30, 2002, DMC purchased $28.9 of product under this supply agreement.

Guarantees: The Company has made certain guarantees related primarily to debt obligations of its subsidiaries. The Company is the guarantor in favor of the secured parties of the Revolver, Term A Loan, Term B Loan, 2011 Notes and 2012 Notes. In addition certain other legal subsidiaries have made subsidiary guarantees in relation to the debt obligations. The liabilities related to the guarantees are presented on the Company’s consolidated financial statements.

Legal Matters: Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. The court issued an order on construction of the asserted claims of the patent-in-suit (a “Markman” order) on February 5, 2003. The Company filed a motion for summary judgment. The plaintiff filed a motion for reconsideration of the court’s Markman order on March 4, 2003 and is expected to file a cross-motion for summary judgment. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. The Company is defending this proceeding vigorously.

Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000. The plaintiff alleged trademark infringement, false advertising, unfair competition and violation of Colorado’s Consumer Protection Act. Specifically, plaintiff alleged that use of the term “Purebred” in conjunction with certain Nature’s Recipe dog food products violated plaintiff’s trademark of the term “Purebred.” On September 18, 2002, a jury awarded a judgment in favor of the plaintiff in the amount of $2.9. On March 14, 2003, the court ruled on post-judgment motions filed by Heinz and the plaintiff. The court increased the damage award to plaintiff to $3.4 and ordered the defendants to pay plaintiff's attorneys fees in an amount to be determined at a later date. Plaintiff is seeking attorneys fees of approximately $2.4.

Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. Discovery has not begun in this matter. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. The Company is defending this proceeding vigorously.

Pursuant to the Merger Agreement, the Company has assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that DMC breached certain purported contractual and fiduciary duties, made misrepresentations, and failed to disclose material information to the plaintiff about the value of DMC and its prospects for sale. The plaintiff also alleges that it relied on DMC’s alleged statements in selling its preferred and common stock interest in DMC to a third party at a price lower than that which the plaintiff asserts it could have received absent DMC’s alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. The discovery phase of the case has been completed and DMC has filed a motion for summary judgment of the plaintiff’s claims. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. Nevertheless, the Company believes that adequate insurance coverage is in place to cover any material liability, fees and costs it may incur with respect to this litigation. The Company is defending this proceeding vigorously.

Note 14. Related Party Transactions

Transactions with Heinz and its Affiliates. Prior to the Spin-Off, SKF had the following related party transactions with Heinz and its affiliates:

Costs were charged to the Spun-Off Businesses by an affiliate of Heinz for shared-services functions and included warehousing costs, variable and fixed selling expenses, and general and administrative costs such as information systems support, human resources, finance and accounting. These costs, which were allocated based on revenue, are included in the accompanying combined statements of income as a component of selling, general & administrative expenses (“SG&A”).

Certain of Heinz’s general and administrative expenses, consisting of salaries of corporate officers and staff and other Heinz corporate overhead, were charged to the Spun-Off Businesses and included in SG&A in the accompanying combined statements of income.

Heinz also charged the Spun-Off Businesses for their share of group health insurance costs for eligible employees based upon location-specific costs, overall insurance costs and actual loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Spun-Off Businesses through Heinz’s corporate programs. Workers’ compensation, auto, property, product liability and other insurance coverages were charged directly to the Spun-Off Businesses based on actual loss experience. Pension costs and postretirement costs were also charged to the Spun-Off Businesses based upon eligible employee participation.

The Spun-Off Businesses also sold and purchased products to and from other Heinz affiliates.

For periods after the Spin-Off and Merger, Heinz is no longer providing the corporate services mentioned above. In accordance with the Merger Agreement, Heinz will be providing certain services and certain facilities will be shared for up to one and a half years following the Merger. Transactions with Heinz and its affiliates are no longer considered related party transactions and are negotiated at market rates.

Transactions with Texas Pacific Group. Prior to the Merger, DMC entered into a ten-year Management Advisory Agreement under which TPG Partners, L.P. was entitled to receive an annual fee for management advisory services. DMC also entered into a ten-year Transaction Advisory Agreement with TPG Partners, L.P. for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization). Both of these agreements were terminated prior to the completion of the Merger with a final payment of $0.2 for the Management Advisory Agreement and $9.0 for the Transaction Advisory Agreement.

Transactions with Management. In 1998, DMC sold shares of Del Monte common stock to certain key employees, including the executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them pursuant to the plan. The terms of these Promissory Notes are disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Other than these loans to the Chief Executive Officer and Chief Operating Officer, there were no outstanding Company loans or advances to any of the Company’s directors or executive officers or members of their immediate families.

Note 15. Segment Information

Prior to the Merger, the Spun-Off Businesses disclosed three reportable segments: Tuna, Pet Products, and Soup and Infant Feeding.

Subsequent to the Merger, the Company changed its reporting segments to combine the seafood operating segment, which previously comprised the entire Tuna reporting segment, and the Del Monte brands operating segment. The Company performed an analysis and concluded that the two operating segments have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company combined the two operating segments into the new Consumer Products reporting segment. Prior period segment information has been reclassified to conform to the new presentation.

The Company has the following reportable segments:

•	The Consumer Products reporting segment includes the seafood and Del Monte brands operating segments, which manufacture, market and sell branded shelf-stable seafood, fruit, vegetable, and tomato products.

•	The Pet Products reporting segment includes the pet food and specialty pet operating segments, which manufacture, market and sell dry and canned pet food, pet snacks and veterinary products.

•	The Soup and Infant Feeding Products reporting segment represents the soup and infant feeding operating segment, which manufactures, markets and sells soup, broth, infant feeding and pureed products.

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income by operating segments for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews total assets of the Company on a consolidated basis. The accounting policies of the operating segments are the same as those described in Note 3-Significant Accounting Policies.

The following tables present information about the Company’s reportable segments:

	Net Sales

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Consumer Products	$254.9	$127.1	$533.5	$400.8
Pet Products	216.7	224.1	631.1	682.8
Soup and Infant Feeding Products	87.5	86.6	230.5	235.0

Total company	$559.1	$437.8	$1,395.1	$1,318.6

	Operating Income

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

Consumer Products	$7.7	$15.8	$27.4	$43.5
Pet Products	43.4	34.5	123.4	106.3
Soup and Infant Feeding Products	19.0	21.8	48.9	57.8
Corporate (a)	(9.1)	(2.7)	(14.4)	(8.2)

Total company	$61.0	$69.4	$185.3	$199.4

(a)	Corporate represents expenses not directly attributable to reportable segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this Quarterly Report, with the financial information contained in Del Monte’s Registration Statement on Form S-4/A dated November 19, 2002, and the Del Monte Annual Report on Form 10-K for the year ended June 30, 2002. These historical financial statements may not be indicative of our future performance. Certain prior period amounts included in the tables herein have been reclassified to conform to the 2003 presentation.

Corporate Overview

     Our Business. Del Monte Foods Company (the “Company” or “Del Monte”) is one of the country’s largest and most well known producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading nutritious food brands, such as Del Monte, StarKist, S&W, Contadina, and College Inn, and premier foods and snacks for pets, with brands including 9Lives, Kibbles’n Bits, Pup-Peroni, Snausages, and Pounce. Our products are sold nationwide in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and food processors. In addition, our company is a major supplier of private label soup products. We operate 17 production facilities and 18 distribution centers in North America and have operating facilities in American Samoa, Ecuador and Venezuela.

     Our businesses are aggregated into three reporting segments: Consumer Products, Pet Products and Soup and Infant Feeding Products. The Consumer Products segment includes branded shelf-stable seafood, fruit, vegetable, and tomato products. The Pet Products segment includes dry and canned pet food, pet snacks and veterinary products. The Soup and Infant Feeding Products segment includes soup, broth, infant feeding and pureed products.

     The Merger. On December 20, 2002, Del Monte announced the completion of the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, U.S. tuna and retail private label soup, and U.S. infant feeding businesses (the “Spun-Off Businesses”). The acquisition was completed pursuant to a Separation Agreement (the “Separation Agreement”), dated as of June 12, 2002, between Heinz and SKF Foods Inc., a wholly-owned direct subsidiary of Heinz (“SKF”), and an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 12, 2002, by and among the Company, Heinz, SKF and Del Monte Corporation, a wholly-owned direct subsidiary of the Company (“DMC”).

     Under the terms of the Merger Agreement and Separation Agreement, immediately prior to the merger (i) Heinz transferred the Spun-Off Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-Off”) to the holders of the outstanding common stock of Heinz on December 19, 2002, and (ii) immediately following the Spin-Off, DMC merged with and into SKF, with SKF being the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, each share of SKF common stock was converted into the right to receive 0.4466 shares of Del Monte common stock. The Company issued 156.9 million shares of Del Monte common stock as a result of the Merger. Immediately following the Merger, SKF changed its name to “Del Monte Corporation.”

     The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority, approximately 74.5 percent, of the Company’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF became the historical financial statements of the Company as of the completion of the Merger. For the current reporting period, the Company’s financial statements reflect the combined operations of SKF and DMC for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

     Purchase and Integration. Del Monte’s assets and liabilities were recorded at fair value upon the completion of the Merger for purchase price allocation purposes. We obtained independent valuation of Del Monte’s property, plant and equipment, trademarks and retirement benefits and internally fair valued the other assets and liabilities. The purchase price allocation may change as we continue to refine the fair value determination. The purchase price of $455.3 million has been calculated as follows:

52,329,556 shares of Del Monte common stock outstanding at December 20, 2002, at a closing price of $7.73 per share	$404.5
Fair value of options held by Del Monte employees	22.8
Spun-Off Businesses acquisition fees	28.0

Purchase price	$455.3

     The total purchase price of the transaction has been allocated as follows (in millions):

Current assets	$863.6
Property, plant and equipment, net	427.9
Non-amortizable trademarks	414.3
Other assets	102.4
Excess of purchase price over the fair value of net assets acquired (goodwill)	73.9
Current liabilities	(445.7)
Long-term debt	(598.6)
Deferred income taxes	(154.2)
Other non-current liabilities	(229.0)
Unearned compensation	0.7

$455.3

     We have been operating as a single organization since December 20, 2002, and are in the process of integrating the Spun-Off Businesses with our other operations. We have formed integration teams in many areas of our operations. These teams are assessing processes, systems, policies, and other areas in which we can become more effective and efficient.

     We have centralized our sales functions and consolidated our sales broker network into one organization.

     On January 30, 2003, we announced a plan to reconfigure our Mendota, Illinois facility to provide soup production capabilities comparable to those in our Pittsburgh, Pennsylvania plant. Capital expenditures related to this project are expected to be approximately $25.0 million.

     We have also evaluated software solutions for the integrated company. Our integration team focused on enterprise resource planning (“ERP”), supply chain planning, and trade spending management systems. The evaluation addressed the following impacts of the integration:

•	Disruption to the business

•	Cost effectiveness (short and long term)

•	Time to integrate and deliver synergies

•	Flexibility to evolve Del Monte’s operational model

     A decision has been made to choose a single corporate platform for each of these major systems.

Results of Operations

     The following discussion provides a summary of results for the three and nine months ended January 29, 2003, compared to the results for the three and nine months ended January 30, 2002.

     Net sales. Net sales for the three months ended January 29, 2003 was $559.1 million, an increase of $121.3 million, or 27.7%, compared to the three months ended January 30, 2002. Net sales for the nine months ended January 29, 2003 increased by $76.5 million, or 5.8%, compared to the nine months ended January 30, 2002.

     Net sales in our Consumer Products segment was $254.9 million for the three months ended January 29, 2003, an increase of $127.8 million compared to the three months ended January 30, 2002. The increase was due to the addition of the fruit, vegetable, and tomato businesses from the Merger, which generated $136.4 million of product sales, as well as increased pouch tuna volumes. These increases were partially offset by lower canned tuna volumes and increased trade promotion expenses. For the nine months ended January 29, 2003, net sales in the Consumer Products segment was $533.5 million, $132.7 million higher than the nine months ended January 30, 2002. The increase was due to the addition of the fruit, vegetable and tomato businesses from the Merger, which generated $136.4 million of product sales, as well as strong pouch tuna volumes, partially offset by higher trade promotion expenses.

     Net sales in our Pet Products segment was $216.7 million and $224.1 million for the three months ended January 29, 2003 and January 30, 2002, respectively. The $7.4 million decline was primarily due to planned volume reductions in private label products and reductions in other non-core brands, partially offset by increases in sales of pet snacks and veterinary products. For the nine months ended January 29, 2003, net sales in the Pet Product segment were $51.7 million, or 7.6%, lower than net sales for the nine months ended January 30, 2002. The decline was primarily due to planned volume reductions in private label products and reductions in other non-core brands, partially offset by increases in sales of pet snacks and veterinary products.

     Net sales in our Soup and Infant Feeding Products segment was $87.5 million and $86.6 million for the three months ended January 29, 2003 and January 30, 2002, respectively. The $0.9 million increase was primarily due to higher private label soup volumes partially offset by lower infant feeding volumes. For the nine months ended January 29, 2003, net sales in the Soup and Infant Feeding Products segment were $4.5 million, or 1.9%, lower than the nine months ended January 30, 2002. The decline was primarily due to lower infant feeding volume partially offset by higher private label soup volumes.

     Cost of products sold. Cost of products sold for the three months ended January 29, 2003 increased by $100.1 million, or 34.3%, compared to the cost of products sold for the three months ended January 30, 2002. Cost of products sold for the nine months ended January 29, 2003 increased by $66.5 million, or 7.4%, compared to the cost of products sold for the nine months ended January 30, 2002.

     The Consumer Products segment cost of products sold was $211.2 million for the three months ended January 29, 2003, an increase of $115.2 million compared to the cost of products sold for the three months ended January 30, 2002. The increase was primarily due to $114.1 million of costs related to the sale of fruit, vegetable and tomato products. Included in this amount was inventory step up cost of $11.0 million for the three months ended January 29, 2003, related to recording the fruit, vegetable and tomato inventories at fair value on the date of the Merger. In addition, cost of products sold for the three months ended January 30, 2002 includes a $4.7 million gain on the sale of assets. For the nine months ended January 29, 2003, cost of products sold in the Consumer Products segment was $440.9 million, an increase of $127.5 million, or 40.7%, compared to the cost of products sold for the nine months ended January 30, 2002. The increase was primarily due to the $114.1 million of costs related to the sale of fruit, vegetable and tomato products, which included $11.0 million of inventory step up. The cost of products sold for the nine months ended January 30, 2002 includes a $4.7 million gain on the sale of assets.

     Cost of products sold in our Pet Products segment was $125.4 million and $144.3 million for the quarters ended January 29, 2003 and January 30, 2002, respectively. The $18.9 million decline was primarily due to planned volume reductions in private label products and reductions in other non-core brands, partially offset by increases in sales of pet snacks and veterinary products. For the nine months ended January 29, 2003, cost of products sold in the Pet Product segment was $65.1 million, or 14.8%, lower than the cost of products sold for the same period last year. The decline was primarily due to planned volume reductions in private label products and reductions in other non-core brands, partially offset by increases in sales of pet snacks and veterinary products.

     Cost of products sold in our Soup and Infant Feeding Products segment was $54.5 million and $51.9 million for the three months ended January 29, 2003 and January 30, 2002, respectively. The increase was primarily due to higher private label soup volumes and other costs, partially offset by lower infant feeding volumes. For the nine months ended January 29, 2003, cost of products sold in the Soup and Infant Feeding Products segment was $3.2 million, or 2.3%, higher than the cost of products sold for the same period last year. The increase was primarily due to higher private label soups volumes and other costs, partially offset by lower infant feeding volumes.

     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended January 29, 2003 increased by $29.6 million, or 38.8%, compared to the same quarter of fiscal 2002. For the nine months ended January 29, 2003, SG&A increased by $24.1 million, or 10.7%, compared to the same period of fiscal 2002.

     In our Consumer Products segment, SG&A was $36.0 million for the three months ended January 29, 2003, an increase of $20.7 million compared to the same period of fiscal 2002. The increase was primarily due to the $21.6 million additional costs related to the fruit, vegetable and tomato businesses. For the nine months ended January 29, 2003, SG&A in the Consumer Products segment increased $21.3 million compared to the same period of fiscal 2002. The increase was almost entirely due to the $21.6 million additional costs related to the fruit, vegetable and tomato businesses acquired in the Merger.

     SG&A in our Pet Products segment was $47.9 million and $45.3 million for the quarters ended January 29, 2003 and January 30, 2002, respectively. The $2.6 million increase was primarily due to increased marketing spending. For the nine months ended January 29, 2003, SG&A in the Pet Products segment was $3.7 million, or 2.7%, lower than SG&A for the same period of fiscal 2002. The decline was primarily due to lower administrative costs, partially offset by higher marketing expense.

     SG&A in our Soup and Infant Feeding Products segment was $14.0 million and $12.9 million for the quarters ended January 29, 2003 and January 30, 2002, respectively. The $1.1 million increase was primarily due to increases in soup volume and transportation expense. For the nine months ended January 29, 2003, SG&A in the Soup and Infant Feeding Products segment was $1.2 million, or 3.4%, higher than SG&A for the same period of fiscal 2002. The increase was primarily due to higher soup volume and transportation expense.

     Provision for Income Taxes. The effective tax rates for the three and nine months ended January 29, 2003 were 40.6% and 34.3%, respectively. The effective tax rates for the three and nine months ended January 30, 2002 were 32.7% and 33.5%, respectively. Income taxes for the three and nine months ended January 29, 2003 included a $5.9 million charge to bring deferred taxes to the combined statutory rates projected for the Company, resulting in an increase in the effective tax rate.

     Net Income. Net income for the three and nine months ended January 29, 2003 was $24.4 million and $110.0 million, respectively, compared to $45.7 million and $132.5 million for the three and nine months ended January 30, 2002. Net income for the three and nine months ended January 29, 2003 includes $14.9 million of interest expense primarily related to the debt acquired as a result of the Merger. Prior period financials reflect no debt or interest expense.

Pro Forma Operating Results

     The following table summarizes unaudited pro forma financial information assuming the Merger occurred at the beginning of the periods presented. The pro forma financial information is for informational purposes only and is not necessarily indicative of results that would have existed had the Merger occurred on the assumed dates and it is not necessarily indicative of future results. The following pro forma financial information has not been adjusted to reflect any efficiencies that may be realized as a result of the Merger.

	Three Months Ended		Nine Months Ended

	January 29,	January 30,	January 29,	January 30,
	2003	2002	2003	2002

	(in millions)
Net sales	$825.2	$817.2	$2,283.2	$2,333.9
Net income (a)	30.7	48.8	105.8	91.6
Basic net income per common share	0.15	0.23	0.51	0.44
Diluted net income per common share	0.15	0.23	0.50	0.44

(a)	Merger-related expenses for legal and financial advisory services of $24.7 million ($15.1 million net of taxes) and $34.6 million ($21.1 million net of taxes) have been excluded from net income for the three and nine months ended January 29, 2003, respectively.

     Pro forma net sales for the three months ended January 29, 2003 were $825.2 million, $8.0 million higher than pro forma net sales for the three months ended January 30, 2002. In addition to the reasons highlighted in “Results of Operations”, the increase was driven by sales growth in our solid tomato, single serve fruit, fruit-in-produce and core fruit categories, partially offset by higher trade spending. Pro forma net sales for the nine months ended January 29, 2003 were $2.28 billion compared to $2.33 billion of pro forma net sales for the nine months ended January 30, 2002. In addition to the reasons highlighted in “Results of Operations”, the decrease was primarily attributable to lower pineapple volumes, due to supply issues, and higher trade spending, partially offset by increased volume in our solid tomato, single serve fruit, and fruit-in-produce categories.

     Pro forma net income for the three months ended January 29, 2003 of $30.7 million was $18.1 million less than pro forma net income for the three months ended January 30, 2002. The decrease was primarily due to the cost of products sold effect of the inventory step up of $6.7 million ($11.0 million pre-tax) and a $5.9 million deferred tax charge recognized during the three months ended January 29, 2003, and a $2.9 million ($4.7 million pre-tax) gain on the sale of assets during the three months ended January 30, 2002. Pro forma net income for the nine months ended January 29, 2003 was $105.8 million compared to $91.6 million of pro forma net income for the nine months ended January 30, 2002. The increase was primarily due to $26.2 million ($42.3 million pre-tax) of debt refinancing expenses and higher pro forma interest expense incurred during the nine months ended January 30, 2002, partially offset by the cost of products sold effect of the inventory step up of $6.7 million ($11.0 million pre-tax) and a $5.9 million deferred tax charge incurred during the nine months ended January 29, 2003, and the $2.9 million ($4.7 million pre-tax) gain on the sale of assets during the nine months ended January 30, 2002.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate all of our estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods. Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates.

     We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain display positions in retailers’ stores and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the amount of permissible deductions and the total cost of a trade promotion program may take extended periods of time.

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

     Retirement Benefits: We sponsor non-contributory defined benefit plans, defined contribution plans, and unfunded retirement benefit plans. Additionally, the Company sponsors certain medical, dental and life insurance plans which provide benefits to retired, salaried, non-union hourly and union employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by us in future periods.

     Retained-insurance Liabilities: We retain liabilities of up to $0.5 million per claim under our loss sensitive worker’s compensation insurance policy. For our general and automobile insurance policy, we retain liabilities of up to $0.25 million per claim. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability, subtracting amounts paid to-date to obtain the remaining liability, then discounting this liability to present value using market interest rates. Actuarial estimates of ultimate liability are based on actual incurred losses, estimates of incurred but not yet reported losses based on historical information from both our company and the industry and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

     Intangible and Long-lived Assets: Intangible assets consist of trademarks, goodwill and patents. Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability consistent with our performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

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

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 will be effective for our fiscal year 2004. We believe that adoption of SFAS 143 will not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The write-off of previously capitalized debt issuance costs as a result of debt prepayments would no longer constitute an extraordinary item under the guidance of SFAS 145. We will apply SFAS 145 prospectively at the beginning of fiscal 2004.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for our current fiscal year. The interim disclosure requirements will be effective for the fourth quarter of our fiscal year 2003. We do not expect SFAS 148 to have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 have been adopted in this report. We do not expect the prospective recognition provisions of FIN 45 to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our consolidated financial statements.

Financial Condition - Liquidity and Capital Resources

     Our prior period financial statements have no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the Spun-Off Businesses had been operated as an independent company. Following the Merger, our primary cash requirements are to fund debt service, finance seasonal working capital needs and make capital expenditures. Internally generated funds and amounts available under the Revolver are our primary sources of liquidity.

     Notes. On December 20, 2002, in connection with the Spin-Off and Merger, SKF issued $450.0 million of 8.625% Senior Subordinated Notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. We have the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010. In connection with the Spin-Off, $300 million in aggregate principal amount of the 2012 Notes was issued directly to Heinz.

     On May 15, 2001, DMC sold $300.0 million of 9.25% Senior Subordinated Notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, we assumed the 2011 Notes obligations without limitation. We have the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009.

     Term Loan Obligations. On December 20, 2002, in connection with the Merger, we borrowed under the following new senior credit facilities:

•	$195.0 million under a six-year floating-rate term loan obligation (“Term A Loan”) with interest payable on the last day of the interest period applicable to the loan. Scheduled principal payments of the Term A Loan begin on April 30, 2004 and end on the maturity date.

•	$705.0 million and €44.0 million ($45.0 million U.S. Dollar equivalent on December 20, 2002) under an eight-year floating-rate term loan obligation (“Term B Loan”) with interest payable on the last day of the interest period applicable to the loan. Scheduled principal payments of the Term B Loan begin on April 25, 2003 and end on the maturity date.

     Revolving Credit Facility. On December 20, 2002, in connection with the Merger, we established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several banking participants, under which $93.0 million was initially borrowed. As of January 29, 2003, $28.8 million was outstanding under the Revolver.

     Capital Expenditures. On January 30, 2003, we announced a plan to reconfigure our Mendota, Illinois facility to provide soup production capabilities comparable to those in our Pittsburgh, Pennsylvania plant. Capital expenditures related to this project are expected to be approximately $25.0 million. Necessary plant and warehouse construction is expected to be completed by fall 2003. We also anticipate possible future capital expenditures related to the integration.

     We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. During the fourth quarter of fiscal 2003, $1.9 of the Company’s long-term debt is scheduled to be repaid. At January 29, 2003, scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (in millions):

2004	$12.4
2005	29.5
2006	39.2
2007	49.0
2008	58.7

     Restrictive Covenants. The term loans, the Revolver, and the senior subordinated notes contain restrictive covenants, which require us to meet certain financial tests. In addition, the build-to-suit lease arrangement for warehouse facilities adjacent to four of our production plants contains restrictive covenants. We believe that the Company was in compliance with all applicable financial covenants at all testing intervals, and as of January 29, 2003.

Obligations and Commitments

     As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the Company’s balance sheet due to their nature. Such obligations include operating leases, grower commitments, purchasing commitments and an agreement with Electronic Data Systems Corporation to provide us with information services functions and support.

     The synthetic lease obligations covering machinery and equipment associated with the Spun-Off Businesses were terminated during the current quarter for $97.6 million.

     In April 2001, Heinz entered into a supply agreement to purchase annual quantities of raw tuna from various vessels owned by Tri-Marine International, Inc. Total annual purchases to be made under this 10-year agreement are approximately $40.0 million. Raw tuna pricing is subject to change based on market conditions. Pursuant to the Separation Agreement, this supply agreement was assigned to us by Heinz.

     In August 2000, Heinz entered into a supply agreement to purchase annual quantities of metal cans and ends from Impress Holdings B.V. Provisions under the supply agreement include certain non-cancelable minimum purchase volume. Total annual purchases to be made under this 10-year agreement are approximately $130.0 million. Pursuant to the Separation Agreement, this supply agreement was assigned to us by Heinz.

     In October 1999, DMC entered into a ten-year operating lease, effective December 2000, to rent our principal administrative headquarters in San Francisco, California. Payments under the terms of the lease are based on scheduled monthly base rents and an escalation of rent based on an annual estimate of the increase of our share of property taxes and building operating expenses. The lease provides two consecutive five-year renewal options at the end of the lease term. A standby letter of credit of $6.8 million is in place as security deposit for the lease.

     In April 1999, DMC entered into a build-to-suit lease arrangement to finance the construction of four warehouse facilities (the “Facilities”) adjacent to our Hanford, Kingsburg and Modesto, California, and Plymouth, Indiana production plants. The construction of the Facilities was financed by a special purpose entity sponsored by certain lending institutions (the “Lenders”). The special purpose entity is not affiliated with us and is not consolidated in our consolidated financial statements. We have accounted for this arrangement as an operating lease in accordance with FASB Statement No. 13, “Accounting for Leases”, as amended.

     The initial lease term runs until November 2003. Monthly lease payments are based on LIBOR, plus a credit spread, applied to a $37.8 million lease balance. The lease contains various covenants based upon our financial performance. A default under the lease, including violation of these covenants, could require an acceleration of our payment obligations. As of January 29, 2003, we believe we were in compliance with these financial covenants.

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

     In October 1995, DMC entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish, Washington; Mendota, Illinois; Plover, Wisconsin and Yakima, Washington. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three or four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, we have the option to purchase the warehouses at the greater of their market value or the sum of the landlord’s share of construction costs and any prepayment premium. A standby letter of credit of $2.1 million is in place as security deposit for the lease.

     In connection with the sale of Del Monte’s 50.1% interest in Del Monte Philippines, a joint venture operating primarily in the Philippines, on March 29, 1996, Del Monte signed a supply agreement under which Del Monte sources the majority of its pineapple requirements from Del Monte Philippines. The agreement has an indefinite term subject to termination on three years’ notice. During the fiscal year ended June 30, 2002, DMC purchased $28.9 of product under this supply agreement.

Cash Flows

     Operating Activities. Cash provided by operating activities was $257.0 million for the nine months ended January 29, 2003.

     Investing Activities. Cash used in investing activities was $109.1 million for the nine months ended January 29, 2003. Total capital expenditures for the nine months ended January 29, 2003 were $122.7 million. During the third quarter of fiscal 2003, but prior to the Merger, Heinz incurred $97.6 million of capital expenditures to unwind its synthetic lease obligations associated with the Spun-Off Businesses. Capital expenditures generally include purchases of land, new and used equipment/fixtures, information technology equipment, installation labor, and capitalized software development costs.

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

     Financing Activities. During the nine months ended January 29, 2003, cash used in financing activities was $129.9 million.

     Prior to the Merger, Heinz centrally managed all of the cash flows related to the Spun-Off Businesses. For the period from May 1, 2002 through December 20, 2002, net settlements with the parent company were $82.6 million in favor of Heinz, generated primarily from the sales and income of the Spun-Off Businesses. This amount reflects Heinz’s funding of the $97.6 million capital expenditure for assets under synthetic leases and $27.2 million of acquisition fees related to the Merger. Sales and earnings of the Spun-Off Businesses during the period offset the amounts funded by Heinz.

     On the date of the Merger, we received proceeds of $150.0 million from the issuance $450.0 million of 2012 Notes and borrowed $945.0 million under term loan obligations. Heinz received $300.0 million of our 2012 Notes and cash of $770.0 million, bringing the total received by Heinz to $1.07 billion. In addition, on December 20, 2002, we took an initial draw of $93.0 million against our Revolver. The remaining proceeds from the issuance of the 2012 Notes, term loan obligations and Revolver were used to extinguish $289.5 million of outstanding long term debt of DMC and $81.5 million of the revolving credit facility, to fund financing fees related to the new debt, and to pay fees and expenses related to the Merger.

     During the period from December 20, 2002 through January 29, 2003, we generated sufficient cash flows from operating activities to repay $64.2 million of the Revolver. On January 29, 2003 we had $28.8 million of outstanding borrowings under the Revolver and an available unused line of credit under the facility of $223.7 million.

Related Parties

     Transactions with Heinz and its Affiliates. Prior to the Spin-Off, the Spun-Off Businesses had the following related party transactions with Heinz and its affiliates:

     Costs were charged to the Spun-Off Businesses by an affiliate of Heinz for shared-services functions and included warehousing costs, variable and fixed selling expenses, and general and administrative costs such as information systems support, human resources, finance and accounting. These costs, which were allocated based on revenue, are included in our combined statements of income as a component of SG&A.

     Certain of Heinz’ general and administrative expenses, consisting of salaries of corporate officers and staff and other Heinz corporate overhead, were charged to the Spun-Off Businesses and included in SG&A in our combined statements of operations.

     Heinz also charged the Spun-Off Businesses for their share of group health insurance costs for eligible employees based upon location-specific costs, overall insurance costs and actual loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Spun-Off Businesses through Heinz’s corporate programs. Workers’ compensation, auto, property, product liability and other insurance coverages were charged directly to the Spun-Off Businesses based on actual loss experience. Pension costs and post-retirement costs were also charged to the Spun-Off Businesses based upon eligible employee participation.

     The Spun-Off Businesses also sold and purchased products to and from other Heinz affiliates.

     For periods after the Spin-Off and Merger, Heinz is no longer providing the corporate services mentioned above. In accordance with the Merger Agreement, Heinz will be providing certain services and certain facilities will be shared for up to one and a half years following the Merger. Transactions with Heinz and its affiliates are no longer considered related party transactions and are negotiated at market rates.

     Transactions with Texas Pacific Group. Prior to the Merger, DMC entered into a ten-year Management Advisory Agreement under which TPG Partners, L.P. was entitled to receive an annual fee for management advisory services. DMC also entered into a ten-year Transaction Advisory Agreement with TPG Partners, L.P. for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization). Both of these agreements were terminated prior to the completion of the Merger with a final payment of $0.2 million for the Management Advisory Agreement and $9.0 million for the Transaction Advisory Agreement.

     Transactions with Management. In 1998, Del Monte sold shares of Del Monte common stock to certain key employees, including the executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 million in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them pursuant to the plan. The terms of these Promissory Notes are disclosed in the Del Monte Annual Report on Form 10-K for the year ended June 30, 2002 (the “Annual Report”). Other than these loans to the Chief Executive Officer and Chief Operating Officer there are no outstanding Company loans or advances to any of our directors or executive officers or members of their immediate families.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the discussion of Del Monte’s financial instruments and risk management policies and factors that may affect future results in “ Risk Factors” in our S-4/A dated November 19, 2002 (the “S-4/A”). Our business is highly competitive and we cannot predict the pricing or promotional activities of our competitors. In addition, we expect to continue to face aggressive competitive activity in the infant feeding business.

     We use derivatives only for purposes of managing risk associated with the underlying exposures. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor do we use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. We believe that the use of derivative financial instruments to manage risk is in our best interest.

     Interest Rates. Our primary market risk exposure is that of interest rate risk. Interest expense in regard to our revolving and term loan agreements is calculated using a reference interest rate plus a credit margin. Therefore, given a fixed debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates. Prior to the Merger, DMC entered into two pay-fixed interest rate swaps with a combined notional amount of $125.0 million that were used to hedge floating rate debt. On the Merger date, the hedged debt was repaid. Additionally, one swap with a notional amount of $75.0 million was terminated early for a cash payment of $4.5 million. During the period from December 20, 2002 through December 31, 2002, we recognized a loss of $0.3 million related to changes in the market value of the two retained swaps, which were not designated as hedges of specific transactions during this period.

     On December 31, 2002, a formal cash flow hedge relationship was established between the two swaps and a portion of the Company’s floating rate debt. The fair value of the swaps at December 31, 2002 was a liability of $6.9 million, which will be amortized to income during the remaining life of the swaps. From the swap designation date through quarter end, the swaps had a $0.3 million increase in value, which was recognized as a reduction to interest expense, reflecting a reduction of the $6.9 million liability. Other Comprehensive Income was not affected by interest rate swaps. A total of $1.1 million of additional credits to interest expense is expected for the remainder of fiscal 2003.

     Foreign Currency Rates. Our foreign currency risk is primarily related to Euro denominated term loan obligations totaling €44.0 million ($47.6 million U.S. Dollars at January 29, 2003). From loan inception on December 20, 2002 through the end of the quarter, we recognized a $2.6 million foreign currency loss due to the weakening of the U.S. Dollar relative to the Euro. On January 24, 2003, we entered into a U.S. Dollar/Euro currency swap with a notional amount of €44.0 million to hedge the Euro-denominated term loan obligations. We previously did not hedge foreign currency risk.

     Commodities Prices. We purchase certain commodities such as corn, wheat, soybean meal and oil. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity future or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. Such contracts are accounted for as hedges, if they meet certain qualifying criteria, with the effective portion of gains and losses recognized as part of cost of products sold, and generally have a term of less than eighteen months. As of January 29, 2003, unrealized gains and losses related to commodity contracts were not material.

Factors That May Affect Future Results

     This Quarterly Report contains forward-looking statements, including those in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time we make the statements, and undue reliance should not be placed on them. We do not undertake to update any of these statements in light of new information or future events.

     Forward-looking statements involve inherent risks and uncertainties and we caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. Factors relating to the acquisition of the Spun-Off Businesses that could cause actual results to differ materially from those described herein include, among others: the actions of the U.S., foreign and local governments; the success of the business integration in a timely and cost-effective manner; the risk that the Company may incur liabilities as a result of the transaction that are currently unknown; costs related to the transaction; and other economic, business, competitive and/or regulatory factors affecting the operations of the Company.

     In addition to the factors mentioned above, factors relating to future financial operating results that could cause actual results to differ materially from those contained in any forward-looking statement include, among others: general economic and business conditions; weather conditions; energy costs and availability; crop yields; competition, including pricing and promotional spending levels by competitors; raw material costs and availability; fish availability and pricing; reduction or elimination of favorable government regulations; high leverage; foreign currency exchange and interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from these customers; market acceptance of new products; successful integration of acquired businesses; successful implementation of the Company’s capability improvement program; consolidation of processing plants; changes in business strategy or development plans; availability, terms and deployment of capital; ability to increase prices; changes in, or the failure or inability to comply with, governmental regulations, including environmental regulations; industry trends, including changes in buying and inventory practices by customers; production capacity constraints and other factors referenced in this Quarterly Report.

     These factors are described in more detail in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the “Risk Factors” section of the Company’s Registration Statement on Form S-4/A dated November 19, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, Director and Chairman of the Board of Directors, and our Executive Vice President, Administration and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer, Director and Chairman of the Board of Directors, and our Executive Vice President, Administration and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

     There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Pursuant to the Separation Agreement, we have assumed the defense of an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. The court issued an order on construction of the asserted claims of the patent-in-suit (a “Markman” order) on February 5, 2003. We filed a motion for summary judgment on March 4, 2003. The plaintiff filed a motion for reconsideration of the court’s Markman order on March 4, 2003 and is expected to file a cross-motion for summary judgment. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. We are defending this proceeding vigorously.

     Pursuant to the Separation Agreement, we have assumed the defense of an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000. The plaintiff alleged trademark infringement, false advertising, unfair competition and violation of Colorado’s Consumer Protection Act. Specifically, plaintiff alleged that use of the term “Purebred” in conjunction with certain Nature’s Recipe dog food products violated plaintiff’s trademark of the term “Purebred.” On September 18, 2002, a jury awarded a judgment in favor of the plaintiff in the amount of $2.9 million. On March 14, 2003, the court ruled on post-judgment motions filed by Heinz and the plaintiff. The court increased the damage award to plaintiff to $3.4 million and ordered the defendants to pay plaintiff's attorneys fees in an amount to be determined at a later date. Plaintiff is seeking attorneys fees of approximately $2.4 million.

     Pursuant to the Separation Agreement, we have assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methymercury. Discovery has not begun in this matter. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. We are defending this proceeding vigorously.

     Pursuant to the Merger Agreement, the Company has assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that DMC breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleges that it relied on us alleged statements in selling our preferred and common stock interest in us to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. The discovery phase of the case has been completed and we have filed a motion for summary judgment of the plaintiff’s claims. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. Nevertheless, we believe that adequate insurance coverage is in place to cover any material liability, fees and cost that we may incur with respect to this litigation. We are defending this proceeding vigorously.

     We are also involved from time to time in various legal proceedings incidental to our business, including claims with respect to product liability, workers’ compensation and other employee claims, tort and other general liability, for which we carry insurance or are self-insured, as well as trademark, copyright and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on December 19, 2002, in San Francisco, California.

     At the Annual Meeting, the following individuals were elected to the Board of Directors for a three-year term upon the following vote:

	Votes For	Votes Withheld

Patrick Foley	46,882,602	1,688,952
Jeffrey A. Shaw	46,135,047	2,436,507
Wesley J. Smith	46,795,791	1,775,760

     The other directors whose term of office as a director continued after the Annual Meeting are: Richard W. Boyce, Al Carey, Denise O’Leary, Richard G. Wolford, Timothy G. Bruer, Brian E. Haycox and William S. Price. Under the terms of the Merger Agreement, effective upon the closing of the Merger on December 20, 2002, the number of directors of the Company was reduced from ten to nine and the following seven directors prior to the Merger resigned: Patrick Foley, Jeffrey A. Shaw, Wesley J. Smith, Richard W. Boyce, Al Carey, Denis O’Leary and Brian E. Haycox. Also effective upon the closing of the Merger, the following six directors designated by Heinz: Samuel H. Armacost, Mary (Nina) R. Henderson, Gerald E. Johnston, David R. Williams, Joe L. Morgan and Terry Martin, were elected to the Board of Directors of the Company to join the three directors designated by the Company: Richard G. Wolford, William S. Price and Timothy G. Bruer.

     Five additional matters were submitted to a vote of stockholders at the Annual Meeting:

1.	A proposal to approve the issuance of shares of Del Monte common stock in connection with the Merger was approved upon the following vote: For: 42,294,189 shares; against: 1,460,648 shares; abstain: 28,018 shares; and broker non-votes: 4,788,699 shares.

2.	A proposal to amend and restate Del Monte’s certificate of incorporation, subject to completion of the Merger, was approved upon the following vote: For: 32,052,491 shares; against: 11,702,190 shares; abstain: 28,174 shares; and broker non-votes: 4,788,699 shares.

3.	A proposal to approve and adopt Del Monte’s 2002 Stock Incentive Plan, subject to completion of the Merger, was approved upon the following vote: For: 32,291,042 shares; against: 4,460,074 shares; abstain: 31,739 shares; and broker non-votes: 4,788,699 shares.

4.	A proposal to approve Del Monte’s Annual Incentive Award Plan, as amended, to comply with Section 162(m) of the Internal Revenue Code, was approved upon the following vote: For: 42,080,250 shares; against: 1,673,576 shares; abstain: 29,029 shares; and broker non-votes: 4,788,699 shares.

5.	A proposal to ratify the appointment of KPMG LLP as Del Monte’s independent auditors for its current fiscal year, was approved upon the following vote: For: 46,561,796 shares; against: 1,983,035 shares; and abstain: 26,723 shares.

ITEM 5.	OTHER INFORMATION NONE.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

4.1	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee

4.2	Specimen form of 8.625% Senior Subordinated Notes due 2012

4.3	Registration Rights Agreement dated December 20, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J.P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc.

4.4	First Supplemental Indenture dated as of December 20, 2002, among each of SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011.

Exhibit
Number	Description

4.5	Second Supplemental Indenture, dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading (Pacific), Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011.

10.1	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JPMorgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents

10.2	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Credit Agreement dated as of December 20, 2002

10.3	Security Agreement, dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent

10.4	Supply Agreement, dated August 13, 2002, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.5	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company

10.6	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc.

10.7	Del Monte Foods Company 2002 Stock Incentive Plan, effective December 20, 2002

10.8	Separation Agreement, dated as of June 12, 2002, by and between H.J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of Registration Statement No. 333-98827 on Form S-4 filed November 19, 2002)

10.9	Employee Benefits Agreement, dated as of June 12, 2002, by and between H.J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of Registration Statement No. 333-98827 on Form S-4 filed November 19, 2002)

10.10	Tax Separation Agreement among Del Monte Foods Company, H.J. Heinz Company, H.J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of Registration Statement No. 333-98827 on Form S-4 filed November 19, 2002)

(b)	Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter ended January 29, 2003:

(1)	The Company filed a current report on Form 8-K on December 6, 2002 – Item 9 to report information regarding the names of officers of the Spun-Off Businesses, including an exhibit filed under Item 7.

(2)	The Company filed a current report on Form 8-K on December 9, 2002 – Item 5 to report an offering of $300 million of Senior Subordinated Notes, including an exhibit filed under Item 7.

(3)	The Company filed a current report on Form 8-K on December 13, 2002 – Item 5 to report the pricing of Senior Subordinated Notes at 8.625% and increasing the offering amount to $450 million, and – Item 7 to disclose an exhibit related to the press release dated December 13, 2002.

(4)	The Company filed a current report on Form 8-K on December 19, 2002 – Item 9 to disclose unaudited pro-forma financial information related to the Merger, including an exhibit filed under Item 7.

(5)	The Company filed a current report on Form 8-K on December 24, 2002 – Item 2 to discuss the completion of the Merger and to report financial statements of the Spun-Off Businesses and pro forma financial information related to the Merger, including an exhibit filed under Item 7.

(6)	The Company filed a current report on Form 8-K on January 3, 2003 – Item 5 to report the retention of KPMG LLP as the Company’s independent auditors and to disclose the members of the Board of Directors and – Item 8 to report the change in fiscal year end to the Sunday closest to April 30.

(7)	The Company filed a current report on Form 8-K/A on January 16, 2003, to amend in entirety the current report filed on Form 8-K on January 3, 2003, related to – Item 4 to report the dismissal of PricewaterhouseCoopers LLP as the independent auditors of SKF Foods Inc and the retention of KPMG LLP as the Company’s independent auditors, -Item 5 to disclose the members of the Board of Directors, including an exhibit filed under Item 7 of a letter from PricewaterhouseCoopers LLP, and –Item 8 to report a change in fiscal year from June 30 to the Sunday closest to April 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL MONTE FOODS COMPANY

By: /s/ RICHARD G. WOLFORD

Richard G. Wolford
President and Chief Executive Officer, Director and Chairman of the Board

By: /s/ DAVID L. MEYERS

David L. Meyers
Executive Vice President, Administration and Chief Financial Officer

Dated: March 17, 2003

CERTIFICATIONS

     The undersigned, in his capacity as Chief Executive Officer of Del Monte Foods Company provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

     I, Richard G. Wolford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Del Monte Foods Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ RICHARD G. WOLFORD Richard G. Wolford President and Chief Executive Officer, Director and Chairman of the Board

     The undersigned, in his capacity as Chief Financial Officer of Del Monte Foods Company provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

     I, David L. Meyers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Del Monte Foods Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ DAVID L. MEYERS

David L. Meyers Executive Vice President, Administration and Chief Financial Officer