Form 10-K
period 2003-04-27
DEL MONTE FOODS CO
filed 2003-07-22
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2002, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was approximately $1,420,642,647. On December 20, 2002, the registrant changed its fiscal year-end from June 30 to the Sunday closest to April 30. December 31, 2002 would have been the end of the registrant’s most recently completed second fiscal quarter had the fiscal year-end not been changed.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 30, 2003 was 209,313,333.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended April 27, 2003

i

Special Note Regarding Forward Looking Statements

This report on Form 10-K, including the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others: the success of the integration of the businesses we acquired from H.J. Heinz Company (“Heinz”) in a timely and cost effective manner; the risk that we may incur liabilities as a result of the acquisition of these businesses that are currently unknown; costs related to the acquisition and integration of these businesses; the actions of the U.S., foreign and local governments; general economic and business conditions; weather conditions; energy costs and availability; crop yields; competition, including pricing and promotional spending levels by competitors; raw material costs and availability; fish availability and pricing; high leverage; product liability claims; changes in or the failure or inability to comply with, governmental regulations, including environmental regulations; foreign currency exchange and interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from these customers; the timely introduction and market acceptance of new products; changes in business strategy or development plans; availability, terms and deployment of capital; ability to increase prices; disruption in relationships with our employees; industry trends, including changes in buying and inventory practices by customers; production capacity constraints and other economic, business, competitive and/or regulatory factors affecting our operations discussed below. See also “Factors That May Affect Our Future Results and Stock Price.”

All forward-looking statements in this report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Helpful Information

As used throughout this Form 10-K, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, which refers to (i) for periods before the merger, a wholly-owned subsidiary of DMFC that merged with and into SKF Foods, Inc. (“SKF”) on December 20, 2002 and (ii) for periods after the merger, a wholly-owned subsidiary of DMFC, which represents the combined operations of pre-merger DMC and SKF. See below for further discussion of the merger. Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2003” means Del Monte’s fiscal year ended April 27, 2003; “fiscal 2002” means Del Monte’s fiscal year ended May 1, 2002; “fiscal 2001” means Del Monte’s fiscal year ended May 2, 2001; and “fiscal 2004” means Del Monte’s fiscal year ending May 2, 2004.

On December 20, 2002, DMFC completed the acquisition of certain businesses from Heinz, including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of DMC, a subsidiary of DMFC, with and into SKF, previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the Merger. Therefore, any financial information and numerical data provided for fiscal years 2002 and 2001 reflects the operations of SKF only and does not reflect the pre-Merger operations of Del Monte for these periods. Any financial information and numerical data provided for fiscal 2003 reflects the operations of SKF for the period from May 2, 2002 to December 20, 2002 and reflects the combined operations of SKF and the existing Del Monte businesses for the period from December 21, 2002 to April 27, 2003.

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are based on data obtained from ACNielsen. ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Stores, Inc (“Wal-Mart”), and some supercenters and club stores which are not monitored by ACNielsen) with at least $2.0 million in sales, except references to U.S. market share for pet snacks, which are based on dollar share, which we believe is a more appropriate measure for that business. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. The data for seafood represents the processed tuna category which includes both canned and pouch tuna. The data for pet food reflects total U.S. food and mass merchandisers (excluding Wal-Mart) which includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, and cat treat categories. The data for soup and infant feeding products includes the canned soup, total broth and total baby food categories. References to fiscal 2003 market share refer to the 52-week period ended April 26, 2003.

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, Kibbles ‘n Bits, 9Lives, Pup-Peroni and College Inn, among others, are registered or unregistered trademarks of Del Monte.

PART I

Item 1.     Business

Overview

Del Monte Foods Company (“DMFC”) is one of the country’s largest and most well known producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, generating approximately $2.2 billion in net sales in fiscal 2003. Our leading food brands include Del Monte, StarKist, Contadina, S&W and College Inn and other brand names, and our pet food and pet snacks brands include 9Lives, Kibbles ‘n Bits, Pup-Peroni and Pounce. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. We utilize 16 production facilities and 18 distribution centers in the United States and have additional operating facilities in Ecuador, American Samoa, Canada and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

We believe our diversified, multi-category product line provides us with a competitive advantage in selling to the retail grocery industry. We sell our products in the U.S. retail dry grocery market primarily through grocery chains, club stores, supercenters and mass merchandisers. Our long-term relationships with our customers allow them to rely on our continuity of supply and our value-added services, such as our category and inventory management programs, which enable our customers to more effectively manage their inventory and business.

History of Del Monte Foods Company

Our predecessor was originally incorporated in 1916 and remained a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. (“RJR Nabisco”). In December 1989, RJR Nabisco sold Del Monte’s fresh produce operations to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco. Following this sale, we divested several of our non-core businesses and all of our foreign operations. In April 1997, we were recapitalized with an equity infusion from Texas Pacific Group and other investors. In February 1999, we again became a publicly traded company and are currently listed on the New York Stock Exchange and the Pacific Exchange under the symbol “DLM”.

From 1997 to 2001, we completed several acquisitions including: in 1997, the acquisition of assets comprising Nestle USA, Inc.’s U.S. business of manufacturing and marketing certain processed tomato products and the rights to Contadina processed tomato products; in 1998, the rights to the Del Monte brand in South America from Nabisco, Inc. and Nabisco’s processed vegetable and tomato business in Venezuela; in 2000, the rights to the SunFresh brand citrus and tropical fruits line of the UniMark Group. Inc. (“UniMark”); and in 2001, the inventory and rights to the brand name of the S&W business from Tri Valley Growers, an agricultural cooperative association, which included processed fruits, tomatoes, vegetables, beans and specialty sauces.

The Merger with the Acquired Businesses

On December 20, 2002, we completed the acquisition of certain businesses of H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). The Acquired Businesses include brand names, such as StarKist, College Inn, 9Lives, Kibbles ‘n Bits, Pounce and Pup-Peroni.

The acquisition was completed pursuant to a Separation Agreement (the “Separation Agreement”), dated as of June 12, 2002, between Heinz and SKF Foods Inc., then a wholly-owned direct subsidiary of Heinz (“SKF”), and an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 12, 2002, by and among

Del Monte Foods Company, Heinz, SKF and Del Monte Corporation (“DMC”), a wholly-owned direct subsidiary of DMFC. Under the terms of the Merger Agreement and Separation Agreement, (i) Heinz transferred the Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002, and (ii) DMC merged with and into SKF, with SKF being the surviving corporation and becoming a new wholly-owned subsidiary of DMFC (the “Merger”). In connection with the Merger, each share of SKF common stock was converted into 0.4466 shares of DMFC common stock. DMFC issued 156.9 million shares of DMFC common stock as a result of the Merger. Immediately following the Merger, SKF, as the new wholly-owned subsidiary of DMFC, changed its name to “Del Monte Corporation” (with respect to periods after the Merger, “DMC”).

The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority, approximately 74.5 percent, of DMFC’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz; became the historical financial statements of Del Monte as of the completion of the Merger. For the current reporting period, our financial statements reflect the combined operations of SKF and the existing Del Monte business for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

On December 20, 2002, in connection with the Merger, we borrowed under the following new senior secured credit facilities:

•	Term A Loan—$195.0 million under a six-year floating-rate term loan obligation with interest generally payable on the last day of each applicable interest period. Scheduled principal payments of the Term A Loan begin on April 30, 2004 and end on the maturity date.

•	Term B Loan—$705.0 million and €44.0 million ($45.0 million U.S. Dollar equivalent on December 20, 2002) under an eight-year floating-rate term loan obligation with interest generally payable on the last day of each applicable interest period. Scheduled principal payments of the Term B Loan began on April 25, 2003 and end on the maturity date.

In addition, in connection with the Spin-off and Merger, SKF issued $450.0 million ($300.0 million of which was issued directly to Heinz in connection with the Spin-off and subsequently sold by Heinz) of 8.625% senior subordinated notes due December 15, 2012 (“the 2012 Notes”). Also in connection with the Merger, we established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several lending participants, under which we initially borrowed $93.0 million. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further description of the financing for the Spin-off and Merger.

DMFC, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland in 1989, renamed DMFC in December 1991, and was reincorporated under the laws of the State of Delaware in 1998. DMC, the new wholly-owned subsidiary of DMFC, was incorporated in Delaware in June 2002 under the name SKF Foods, Inc. Each of DMFC and Del Monte Corporation maintains its principal executive office at One Market @ The Landmark, San Francisco, CA 94105. Del Monte’s telephone number is (415) 247-3000 and its website is www.delmonte.com. Periodic and current reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on this website as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Company Products

We have the following reportable segments:

•	The Consumer Products segment includes the seafood and Del Monte Brands operating segments, which manufacture, market and sell branded shelf-stable seafood, fruit, vegetable, and tomato products;

•	The Pet Products segment includes the pet food and veterinary pet operating segments, which manufacture, market and sell dry and wet pet food, pet snacks and veterinary products.; and

•	The Soup and Infant Feeding Products segment includes the soup and infant feeding operating segment, which manufactures, markets and sells soup, broth, infant feeding and pureed products.

The following table sets forth our total net sales by segment, expressed in dollar amounts and as percentages of our total net sales, for the fiscal years indicated (see Note 16 to our consolidated financial statements for fiscal 2003 for operating income/loss by segment and for a discussion of changes in our reportable segments in fiscal 2003):

	Fiscal Year
	2003	2002	2001
	(In millions)
Net Sales:
Consumer Products	$1,031.8	$569.9	$557.4
Pet Products	837.3	935.3	965.6
Soup and Infant Feeding Products	302.0	311.8	310.2

Total Company	$2,171.1	$1,817.0	$1,833.2

As a Percentage of Net Sales:
Consumer Products	47.5%	31.4%	30.4%
Pet Products	38.6%	51.5%	52.7%
Soup and Infant Feeding Products	13.9%	17.1%	16.9%

Total Company	100.0%	100.0%	100.0%

The Industry

Overall.    The United States processed food industry is generally characterized by relatively stable growth based on modest price and population increases. We believe that fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items for consumers to purchase. While consumption growth is predicted to be modest in the United States, we believe that certain product segments that address changing consumer needs, such as healthy snacking and packaged produce, offer opportunities for faster growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines, as well as from private label manufacturers, that compete for consumer preference, distribution, shelf space and merchandising support. In general, we compete on the basis of quality, breadth of product line, brand awareness, price, taste, nutrition, variety, value-added services such as inventory management services and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

Food producers have been impacted by two key trends affecting their retail customers: consolidation and increased competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from rapidly growing club stores, supercenters and mass merchandisers, which offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category and inventory management. Food companies that offer such value-added services have been able to increase shelf space, maximize distribution efficiencies, further strengthen their relationships with retailers and maintain their leadership positions.

Consumer Products.    Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. In the canned tuna market, private label sales accounted for only 13.4% of the total canned tuna market in fiscal 2003, while the top 3 branded competitors, led by our StarKist brand, accounted for over 80% of the canned tuna market. However, private label products collectively have the largest market shares in the vegetable and solid tomato categories and the second largest market share in the major fruit category. Private label products as a group represented 44.8%, 41.4%, and 32.3% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2003. The aggregate market share of the private label segment has remained relatively stable over the past several years in each of our principal product categories.

Pet Products.    The Pet Products categories in which we compete made up a multi-billion dollar market for fiscal 2003, growing at an average of 4% over the last three years. The markets in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe category growth has been fueled by steadily increasing pet ownership and an increasing pet population, as over half of all American households own pets. Private label products accounted for approximately 15% of the total market share in the Pet Products categories in which we compete, with the rest of the market divided between a small number of branded manufacturers.

Soup and Infant Feeding Products.    The soup and infant feeding categories in which we compete include private label and branded soup and broth, gravy, and infant feeding products. Competitors in these markets include a small number of branded and private label manufacturers. Our private label soup and College Inn broth products compete in a market comprised of approximately 83% soup products and 17% broth products. This market’s retail sales include Campbell Soup’s Swanson broth brand, Campbell Soup’s Campbell’s brand, General Mills’ Progresso brand, and our products. Smaller regional brands and other private label manufacturers make up the rest of the market. While the overall market has experienced only modest 1% retail sales growth, the Ready-to-Serve segment continues to show growth, and has grown at a rate of 5.3% from fiscal year 2002 to 2003. Total private label retail sales make up approximately 13% of the market.

The vast majority of products in the infant feeding categories are sold through the retail grocery channel as well as mass merchandisers. Overall, the grocery channel is currently declining in retail sales, due to both a shift in sales away from the traditional grocery channel towards mass merchandisers and declining birth rates. Novartis’ Gerber, Milnot’s Beech-Nut, and Del Monte’s Nature’s Goodness brands make up over 90% of the market. Private label is a relatively new entry in this market and has only limited retail distribution.

Consumer Products

The Consumer Products segment is made up of the following categories:

•	Del Monte Brands: fruit, vegetable, and tomato products; and

•	Seafood products: pouch tuna and canned tuna.

We are one of the largest marketers of processed vegetables, fruit, solid tomatoes and tuna in the United States, with 23.2%, 42.3%, 20.5% and 41.8% market share in fiscal 2003, respectively. Our seafood business, consisting of StarKist branded seafood products, had nearly double the market share of its nearest competitor.

Our Del Monte Brands products are in mature categories, characterized by high household penetration. We sell our Del Monte Brands products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, and Contadina brands, as well as private label to key customers. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products, which enables us to realize higher margins.

While almost half of our tuna case sales are of chunk light tuna in cans, we are expanding our focus on new innovative products in order to shift the product mix away from commodity-like products and towards products with higher retail prices and higher profit margins. New product launches such as the StarKist Flavor Fresh Pouch introduced in October 2000, and Lunch-To-Go and Tuna Creations introduced in 2002, reflect this objective. In fiscal 2003, our StarKist brand had the highest market share of pouch tuna.

Our Del Monte Brands category includes vegetable, fruit and tomato products, such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and spiced peaches, mandarin oranges, cherries, grapefruits, pineapple, and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, and spaghetti and pizza sauces. Our seafood category products include canned and pouch tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, tuna fillets, and low-sodium and low-fat tuna.

Competitors in Del Monte Brands products include branded and private label vegetable, fruit, and tomato processors. Private label products taken as a whole command the largest share of the processed vegetable market, but their market share has remained relatively stable over the past decade. Our primary competitors in the vegetable market are Green Giant and private label; in the fruit market, competitors include Signature Fruit Company’s Libby’s and private label, Pacific Coast Producers’ private label and Dole; and in the tomato market, competitors include Con Agra’s Hunts, Heinz’s Classico and Heinz brands, Campbell’s Prego, Unilever’s Ragu and private label.

Our seafood products compete based on their price, brand recognition, taste and convenience. Competitors include a small number of large branded and private label producers. The StarKist brand primarily competes with Centre Partner’s Bumble Bee and Chicken of the Sea brands in the branded tuna market. These top three brands, combined, account for over 80% of the tuna market.

Pet Products

The Pet Products segment is made up of the following categories:

•	Pet Food: pet food and pet snacks; and

•	Veterinary Pet: veterinary products.

Our pet products represent some of the leading pet food and pet snacks in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands, as well as strong regional brands. We compete in the dry and wet dog food categories, with market shares of 7.5% and 12.1%% in fiscal 2003, respectively; the dry and wet cat food categories, with market shares of 4.4% and 21.0% respectively; and the chewy dog snack, biscuit crunchy dog snack, and cat treats pet snacks categories, with market shares of 38.8%, 11.1%, and 36.3%, respectively, in fiscal 2003. The products in the pet foods categories are primarily marketed under nationally recognized, industry leading brands. 9Lives wet cat food is associated by consumers with the widely recognizable icon Morris the Cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by ad campaigns featuring the familiar “Kibbles ‘n Bits” jingle.

Our pet snacks business enjoys strong brand equity in the fastest growing and highest margin category of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Pounce and Pup-Peroni, which have leading market shares in the cat snacks and soft and chewy dog snacks categories, respectively, in fiscal 2003. Pounce cat snacks include both crunchy and chewy snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack and the new Pup-Peroni Nawsomes! product. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Out and Meaty Bone.

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer segments, as illustrated by the recent introduction of the

Snausages Scooby Snacks crunchy dog snacks, targeted to children who own pets, and the innovative, braided Pup-Peroni Nawsomes! dog snack packaged in a tennis ball can. We are also expanding our reach by placing products in new distribution channels and in non-traditional locations such as check-out aisles of retailers.

Our veterinary pet products category consists of pet food and pet snacks that are formulated to address specific pet health issues and dietary needs. We offer veterinary pet food and pet snack products in the United States and Canada under the brands IVD and MediCal. The veterinary pet products business has a different target customer, research and development process and distributor base than the general pet products business and is priced at a premium compared to the general pet products business.

The mass market pet food and pet snacks products are distributed in most channels serving retail markets, and the veterinary pet food and pet snacks products are distributed primarily through veterinarians. We also manufacture private label pet food for a select number of retailers.

Competition in the pet food and pet snacks categories in grocery and pet store outlets is primarily based on taste, brand recognition, nutrition, variety and price. In the veterinary channel, it is based on efficacy and veterinarian recommendations. We face competition from branded and private-label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Kraft, Doane Pet Care, Procter & Gamble’s Iams division, and Menu.

Soup and Infant Feeding Products

The Soup and Infant Feeding Products segment can be separated by two distinct product categories:

•	Soup and broth products; and

•	Infant feeding and pureed products.

Our soup and broth products include private label soup and College Inn broth. Our private label soup products accounted for well over half of the private label soup market, while our College Inn broth products accounted for 15.1% of the total broth market in fiscal 2003. In fiscal 2003, we were the second largest marketer of non-formula, infant feeding products in the United States, with 11.7% of the retail grocery market. We market prepared and dried infant foods under the Nature’s Goodness brand.

We market and produce a broad array of private label soup products, including ready-to-serve, homestyle, chunky, condensed and broth. We market College Inn chicken, beef and vegetable broths and specialty broths. Since fiscal 2000, our private label soup business has exhibited strong sales growth partially through private label soup gaining share within the soup category, but principally as a result of an increase in the number of retailers using our private label soup. We established our industry-leading position in the private label soup market by providing branded expertise to grow the business through product formulation and merchandising support. We market broth products under the brand College Inn. College Inn is a regional brand focused primarily in the northeastern United States. In fiscal 2003, while it has approximately 15.1% of the overall U.S. broth market and was the second largest branded broth product in the U.S., it had approximately 43% market share in its core markets in the northeastern United States, which make up 86% of its total case volume. Specialty broth products, such as fat-free, low-sodium and flavored chicken and beef broths, are priced at a premium compared to other broth products and carry higher margins. We recently began selling broth products in resealable cartons, reflecting our continued commitment to innovation and convenience for the consumer. Our soup and broth products compete on the basis of taste, variety and price. Competitors in soup include a small number of branded and private label manufacturers. Our soup products compete primarily with Campbell Soup’s Campbell’s and General Mills’ Progresso brands, and our College Inn broth competes primarily with Campbell Soup’s Swanson brand.

Our Nature’s Goodness baby food is aimed at three different stages of infant development: beginner foods, combination-ingredient foods and toddler meals. Our products in the beginner stage include a wide variety of single-ingredient processed baby cereals, fruits, vegetables and juices marketed under our Nature’s Goodness Step One brand. The combination-ingredient stage includes meats, dinners and desserts, in addition to those foods offered in our Step One line. These products are marketed under our Nature’s Goodness Step Two and Nature’s Goodness Step Three brands, which are formulated for infants between the ages of 6 to 12 months. The toddler meals stage offers infant feeding products that resemble adult-style meals. These products are marketed under our Nature’s Goodness Step Four brand and are targeted for toddlers from the age of one year. The U.S. infant feeding market is led by Gerber, which has over 70% share of the market. Retailers typically choose to stock two brands of infant feeding products, typically Gerber and one of the two other large national brands, Nature’s Goodness or Beech-Nut.

Sales, Marketing and Value-Added Services

Sales and Marketing

We use both independent retail brokers and a direct sales force to sell our products to our customers in different channels. We use retail brokers for the retail grocery channel and most of our drug store customers. A direct sales force is used for most of our club store, supercenter and mass merchandiser customers. We use a combination of retail brokers and a direct sales force for channels such as pet specialty, foodservice, food ingredients, private label and military.

In January 2003, we appointed one primary national retail grocery broker to represent us for a broad range of grocery retailers as well as certain other channels. We also use this broker to handle the bulk of account calls and to supplement customer management for our sales teams. We pay commissions to this broker based on a percentage of sales or on a case rate for some products.

We believe that a focused and consistent marketing strategy is critical to the successful merchandising and growth of our brands. Our marketing function includes new product development, pricing strategy, consumer promotion, advertising, publicity and package design. We use consumer advertising to support awareness of new items and initial trial by consumers and to build recognition of our brand names, and use trade spending to deliver merchandising and price promotion to our customers.

Value-Added Services

Our category management software is designed to assist customers in managing an entire product category, including other branded and private label products in the same category. Customers using our category management services are able to more rapidly identify optimal shelving and merchandising strategies for our various product categories so as to achieve an optimal product mix and overall category performance. We believe that utilization of these category management tools has contributed to increased shelf presence for our products relative to those of our competitors.

We also offer vendor-managed inventory services which enable our customers to optimize their inventory requirements while maintaining their ability to service consumers. We manage the inventory of our products for customers who account for approximately 25% of our retail sales. For these customers, we provide inventory management software that analyzes market trends to determine optimal inventory and service levels, as well as the human resources necessary to implement the software. We believe providing these value-added services will continue to enhance our relationships with our retail customers, help drive our long-term sales growth, and strengthen our competitive position.

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth foreign and export sales, by geographic region:

	Fiscal Year
	2003	2002	2001
	(In millions)
Canada	$71.2	$72.9	$70.6
South America	14.4	5.4	13.6
Asia	11.4	2.4	4.1
Mexico, Central America, the Caribbean and other countries	4.6	2.5	5.7

Net sales—foreign and export	101.6	83.2	94.0

Net sales—United States	2,069.5	1,733.8	1,739.2

Total net sales	$2,171.1	$1,817.0	$1,833.2

We sell our products in Canada through either a broker or our direct sales force. Sales to South America relate to sales to U.S. exporters for distribution in South America, as well as sales from local operations in South America. We sell our products in Asia to U.S. exporters for distribution in Asia, as well as to Asian-based distributors, licensees and Del Monte Philippines, an unaffiliated company. Sales to Mexico, Central America, the Caribbean and other countries are made to licensees and U.S. exporters.

Foreign Operations

In South America, we have subsidiaries in Venezuela, Colombia, Ecuador and Peru. We operate a food processing plant in Venezuela. We purchase raw product, primarily vegetables, from approximately 12 growers in Venezuela. Our products in Venezuela are sold through twelve local distributors. In Colombia, Ecuador and Peru, our products are sold through one national distributor in each country. We also have pet food production and distribution facilities in Canada and a tuna production facility in American Samoa. We co-manage two tuna processing facilities in Ecuador. We utilize co-packers in the Philippines, Canada, Mexico, China, Thailand, Chile, Costa Rica and Spain, and we have a contractual relationship with Del Monte Philippines, an unaffiliated company, for pineapple supply.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $83.0 million, or 9.5% of our total net fixed assets located in foreign countries, including American Samoa.

Customers

Our products are carried by most food retailers in the U.S. and we have developed strong, long-term relationships with all major participants in the retail grocery trade. In recent years, there has been significant consolidation in the grocery industry through acquisitions. We have sought to establish and strengthen our alliances with key customers by offering them sophisticated software applications to, among other things, assist in managing their inventories. These customers increasingly rely on sophisticated manufacturers, such as Del Monte, as they become more diverse through consolidations.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 24% of sales for fiscal 2003. Wal-Mart, which includes Wal-Mart’s stores and supercenters as well as SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 10% of sales in each segment. Kroger is also a significant customer of our Soup and Infant Feeding reportable segment, with sales to Kroger representing approximately 10% of this segment’s sales. We believe our sales to these customers tend to reflect the overall U.S. retail grocery market share held by these customers.

Supply

The cost of raw materials may fluctuate due to weather conditions, government regulations, growers’ pricing, fish pricing, economic climate, seasonal factors or other unforeseen circumstances. We maintain long-term relationships with growers to help ensure a consistent supply of raw product. We also manage exposure to changes in commodities markets as considered necessary by hedging certain ingredient requirements such as soybean meal, soybean oil, corn, or wheat. We own virtually no agricultural land.

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Del Monte Brands business, each year, we buy over one million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are generally for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and are reset each year. We purchase raw fruit product from approximately 500 fruit growers located in California, Oregon and Washington. Contracts for other fruits require delivery of specified quantities each year. We purchase raw tomato product from approximately 25 tomato growers located in California, where approximately 94% of domestic tomatoes for processing are grown. We actively participate in agricultural management, agricultural practices, quality control and compliance with all pesticide/herbicide regulations. Dairy products, proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased on the open market.

Our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. Total annual purchases to be made under this 10-year agreement are approximately $40.0 million. We assumed this supply agreement in connection with the Merger.

In conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line from UniMark in fiscal 2001, we executed a five-year supply agreement under which a UniMark affiliate produces certain chilled, jarred and canned fruit products for us at its facility in Mexico. We purchase products under this supply agreement at market prices.

We have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines. The agreement has an indefinite term subject to termination on three years’ notice.

Pet Products

Generally we purchase meat, meat by-products, other proteins, and other materials on the open market. Our other ingredient purchases include corn, soy meal, wheat, and related by-products. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Average coverage of hedges ranges from 3 to 12 months of projected production requirements.

Soup and Infant Feeding Products

We source the majority of our raw materials on the open market, except for raw materials for co-packed products, which we primarily purchase directly from the co-packers. We require fruits and vegetables in order to manufacture our infant foods and soup products which are purchased and stored for year-round availability.

Cans and Ends

We have long-term supply agreements with two suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet and seafood businesses. Total annual purchases made under this 10-year agreement, which expires on August 13, 2010, are currently approximately $137.0 million. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Our principal agreement with Silgan Containers Corporation (“Silgan”) is a ten-year supply agreement for metal cans and ends used by our Del Monte Brands business. The base term of this supply agreement extends to December 21, 2006. Under the agreement and subject to certain specified exceptions, we must purchase all of our Del Monte Brands business requirements for metal food and beverage containers in the United States from Silgan. Annual purchases under this agreement currently total approximately $205.0 million. We have a second agreement with Silgan pursuant to which Silgan supplies cans and ends for our soup and broth business. Current annual purchases under this agreement are approximately $29.0 million. Pricing under the Impress and Silgan agreements is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

Consumer Products.    We operate fourteen production facilities for our Consumer Products segment in the United States, American Samoa and Venezuela. See “Item 2. Properties” for a listing of our production facilities. Our Del Monte Brands operating segment has a seasonal production cycle and produces the majority of our products between the months of June and October. Most of our seasonal plants operate at close to full capacity during the packing season. Seafood production occurs throughout the year.

The Del Monte Brands operating segment uses approximately 30 co-packers and several repackers, located in the U.S. and foreign locations. Co-packers are used for pineapple, tropical fruit salad, citrus fruits, mandarin oranges, pickles and certain other products, including several products sold under the S&W brand. From time to time, we also use co-packers to supplement supplies of certain processed vegetables, fruit, tomato and specialty products.

The seafood operating segment also uses co-packers and repackagers to supplement production capacity and package certain products. The seafood business uses third-party co-packers in the U.S., Thailand and Ecuador for canned and pouched products.

Pet Products.    Our pet products are manufactured in four of our production facilities, strategically located in the U.S. and Canada. We also use a limited number of third party co-packers and repackers located within the U.S. and Canada to supplement production capacity. Our facility in Bloomsburg, PA, packs all of our wet pet product requirements. In Lawrence, KS, we pack all of our Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS and Elmira, Ontario facilities produce a wide variety of dry dog and cat products for both the U.S. and Canadian markets. In addition, our Topeka factory produces a wide variety of pet snacks in a whole range of packages.

Soup and Infant Feeding Products.    Our Soup and Infant Feeding Products production is currently performed at one production facility, and is supplemented by six co-packers and one repacker. Our plant, in Pittsburgh, PA, produces private label soup, College Inn broth, and Nature’s Goodness infant feeding products. This plant has benefited from capital investment over the years to allow a highly automated process for making quality products. In the fall of 2003, we plan to commence soup and broth production at our Mendota, IL facility, increasing the capacity and capabilities of our production matrix. Previously, soup was produced for us at a third-party plant in Muscatine, IA, which provided product to us as a co-packer for a period after the Merger. We also use co-packers to provide additional capacity and packaging capabilities for our infant feeding product portfolio. All of our co-packers are located in North America.

Distribution

See “Item 2. Properties” for a listing of our distribution centers, by segment. Customers can order products to be delivered via third party trucking, on a customer pickup basis or by rail. Our distribution centers provide, among other services, casing, labeling and special packaging. We have three separate distribution networks: the seafood and Pet Products network, the Soup and Infant Feeding Products network and the Del Monte Brands network. As part of our integration process, we are evaluating our distribution center networks.

Information Services

We entered into a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide service and administration in support of information services functions for the pre-Merger Del Monte’s U.S. operations, beginning in November 2002. Monthly payments are based on scheduled costs for services, a portion of which are subject to an inflation adjustment. See Note 13 to the consolidated financial statements for a further discussion of this agreement.

As a result of the Merger, we also acquired an internal information systems staff, located in our Pittsburgh, PA. office, which had provided services to the Acquired Businesses prior to the Merger.

In connection with our efforts to integrate the Acquired Businesses into Del Monte, we have selected common platforms for our enterprise resource planning (“ERP”), supply chain planning, and trade spending management and financial planning and reporting systems. As part of our evaluation of different platforms, we considered various effects of the integration, including disruption to our business, cost effectiveness (short and long term), time required to integrate and deliver synergies and ability to evolve our operational model.

The system integration processes are underway and are currently ahead of schedule. Business process prototypes are presently being evaluated to confirm that the systems for our combined operations will support our internal requirements as well as the requirements of our external customers. We are scheduled to substantially complete the implementation of the new financial support systems prior to the end of fiscal year 2004, with final completion in fiscal 2005.

In April 2003, the Board approved the “Information Technology Integration Project,” consisting of $5.0 million of expense and $15.0 million of capital expenditures. This project will implement this single corporate systems platform throughout Del Monte.

Research and Development

Our research and development organization provides product, packaging and process development, analytical and microbiological services, as well as agricultural research and seed production. In fiscal 2003, 2002 and 2001, research and development expenditures were $18.9 million, $15.1 million and $8.9 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our Del Monte Brands businesses, including seed production, packaging, pest management, food science and plant breeding. We operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to the pet food and pet snack products. We also operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our soup, infant feeding and tuna products. These technology facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers as part of our effort to ensure that we are providing tasty and satisfying, high quality products.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select

•	Pet Products: Kibbles ‘n Bits, 9Lives, Pup-Peroni, Pounce; and

•	Soup and Infant Feeding Products: College Inn, Nature’s Goodness.

Brand name recognition and the product quality associated with our brands are key factors in the success of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We are not aware of any material challenge to our ownership of our major trademarks.

We own 25 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods, and food processing equipment. These patents expire between 2003 and 2018 and cannot be renewed. Patents are generally not material to our business as a whole.

We have developed a number of proprietary vegetable seed varieties, which we protect by restricting access and/or by the use of non-disclosure agreements. We cannot guarantee that these methods will be sufficient to protect the secrecy of our seed varieties. In addition, other companies may independently develop similar seed varieties. We have obtained U.S. plant variety protection certificates under the Plant Variety Protection Act on some of our proprietary seed varieties. Under a protection certificate, the breeder has the right, among other rights, to exclude others from offering or selling the variety or reproducing it in the United States. The protection afforded by a protection certificate generally runs for 20 years from the date of its filing and is not renewable.

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets, generally outside of the United States to other companies or their affiliates. In particular, Kraft Foods Inc. holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines); Cirio Del Monte Foods International and its affiliates hold the rights in Europe, Africa and the Middle East; ConAgra Foods Inc. holds the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico; Del Monte Pan American of Panama holds similar rights in Central America and the Caribbean; Del Monte Pacific Resources Limited controls the rights in the Philippines and the Indian Subcontinent to the Del Monte brand name; Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world; and PVF Operating Co., LLC holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean, with respect to dried fruit, nuts, and dried fruit and nut mixes.

We retain the right to review the quality of the licensee’s products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and the licensees must periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

Our registered and unregistered trademarks associated with the acquired seafood business relate primarily to North America. Our trademarks associated with the acquired Pet Products business relate primarily to North America but also to portions of Europe and Africa. With respect to our soup business, our trademarks relate primarily to the United States, Canada and Australia. Our trademarks associated with our Infant Feeding business primarily relate to the United States.

We license, for use on pet snacks, the Scooby trademark from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P.

Under the terms of the Separation Agreement and a Trademark License Agreement with Heinz, the Acquired Businesses received, in the Merger, an eighteen-month transitional license to use the Heinz brand name on acquired products and a twelve-month transitional license to use the Heinz trade-name and domain name on acquired products; provided however the Acquired Businesses may be restricted from printing new packaging with the Heinz trade or domain name after the date six months from the effective time of the Merger and with the Heinz brand name after the date nine months from the effective time of the Merger.

We have also granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our senior credit facilities, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

Governmental Regulation; Environmental Compliance

As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance. We believe our facilities and practices are sufficient to maintain compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

As a result of our agricultural, food processing and canning activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply at all times with all of these laws and regulations and are not aware of any instances of material non-compliance. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have specific programs across our international business units designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•

We are conducting groundwater remediation at our Stockton, CA property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. After consultation with governmental authorities, we have selected and begun implementation of a remedial alternative. At the present time, we are unable to predict the total cost for the remediation. Further, investigation and remediation of environmental conditions may be required in the future at other properties currently or formerly owned or operated by us. Nonetheless, based on current information, we do not expect that the costs associated with the Stockton, CA remediation or any other potential future remediation will have a material adverse effect on our financial condition.

•	Governmental authorities and private claimants have notified us that we may be liable for environmental investigation and remediation costs at certain contaminated sites, including certain third-party sites at which we disposed of wastes. We may be liable for remediation costs at these sites as a result of alleged leaks, spills, releases or disposal of certain wastes or other substances at these sites. With respect to a majority of these sites, we have settled our liability. Based upon the information currently available, we do not expect that our liability for the remaining sites will be material. We may receive additional claims that we are potentially liable for environmental investigation and remediation costs at other sites in the future.

•	We expect to perform soil and groundwater investigation and remediation at our Terminal Island, CA property as part of the closure and demolition of a facility which was operated by a joint venture to which StarKist was a party. We assumed this liability pursuant to the Merger Agreement. We are in an early stage of consultation with the Port of Los Angeles, which owns the property on which this facility was located, regarding the nature and scope of the investigation and remediation to be performed. At the present time, we are unable to predict the total cost for the investigation and remediation. Nonetheless, based on current information, we do not expect that the costs associated with this investigation and remediation will have a material adverse effect on our financial condition.

Our environmental expenditures in recent years’ have related to wastewater treatment systems, settlement of environmental litigation and underground storage tank (“UST”) remediation activities. We project that we will spend approximately $3.4 million in fiscal 2004 on capital projects and other expenditures in connection with environmental compliance, primarily for boiler upgrades, compliance costs related to the consolidation of our fruit and tomato processing operations and continued UST remediation activities. We believe that our environmental liabilities will not have a material adverse effect on our financial position or results of operations.

The Marine Mammal Protection Act of 1972 and the regulations under this act regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of our light-meat tuna is caught. In 1990, the StarKist Seafood business, under the Heinz organization, voluntarily adopted a worldwide policy not to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy not to purchase tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act was enacted regulating the labeling of tuna products as “dolphin safe” and bans the importation of tuna caught using high seas drift nets. The Marine Mammal Protection Act was amended in 1992 to further regulate tuna fishing methods that involve marine mammals. Compliance with these laws and regulations and StarKist Seafood’s voluntary policy has not had, and is not expected to have, a material adverse effect on our operations or financial condition. In 1997, Congress passed the International Dolphin Conservation Program Act, which modified the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of “dolphin safe”. Despite the passage of the less-restrictive International Dolphin Conservation Program Act, we remain committed to the more dolphin-friendly standards of the Marine Mammal Protection Act. Revision of the definition of “dolphin safe” and modification of the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean have not had, and management does not expect them to have, a material adverse effect on our operations or financial condition.

Working Capital

We maintain a revolving line of credit to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of Del Monte Brands’ inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Seafood, pet, and soup and infant feeding products are produced throughout the year. Accordingly, our working capital requirements can fluctuate significantly throughout the year.

Prior to the Merger, Heinz performed the cash management function for the Acquired Businesses, including sweeps of available cash held in excess of obligations. These transactions are shown as “net parent settlements” in our statements of cash flows.

Employees

We employ approximately 8,400 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during the Del Monte Brands pack season, typically June through October, adding approximately 8,800 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

We have 17 collective bargaining agreements with 16 union locals covering approximately 58% of our hourly full time and seasonal employees. Of these employees, approximately 2% are covered under a collective bargaining agreement scheduled to expire in September of 2003, and approximately 2% are covered under four collective bargaining agreements scheduled to expire in calendar year 2004. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of Del Monte Foods Company

The following table sets forth the name, age and position of individuals who currently hold positions as executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	58	Chairman of the Board, President and Chief Executive Officer; Director
Wesley J. Smith	56	Chief Operating Officer
David L. Meyers	57	Executive Vice President, Administration and Chief Financial Officer
Nils Lommerin	38	Executive Vice President, Human Resources
Robert P. Magrann	59	Executive Vice President, Sales
Donald J. Binotto	48	Managing Director, StarKist Seafood
Marc D. Haberman	40	Managing Director, Del Monte Brands
Todd R. Lachman	40	Managing Director, Del Monte Pet Products
Dale A. Miller	56	Managing Director, Veterinary Products
Richard L. French	46	Senior Vice President, Chief Accounting Officer and Controller
Thomas E. Gibbons	55	Senior Vice President and Treasurer
Steven C. Morelli	52	Senior Vice President, Strategic Planning, Business Development and Information Technology
James Potter	45	Senior Vice President, General Counsel and Secretary

Richard G. Wolford, Chairman of the Board, President and Chief Executive Officer; Director.    Mr. Wolford joined Del Monte as Chief Executive Officer and a Director in April 1997. He was elected President of Del Monte in February 1998 and was elected Chairman of the Board in May 2000. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

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

Nils Lommerin, Executive Vice President, Human Resources.    Mr. Lommerin joined Del Monte in March 2003. From March 1999 to July 2002, he was with Oxford Health Plans, Inc., where he most recently served as Executive Vice President, Operations and Corporate Services. From November 1991 to February 1999, Mr. Lommerin held a variety of senior Human Resources positions with Pepsico, Inc.

Robert P. Magrann, Executive Vice President, Sales.    Mr. Magrann joined Del Monte in April 2001 as Senior Vice President, Sales and was elected to his current position in December 2002. Prior to joining Del Monte, he was with The Couponbasket, Inc. where he was President and Chief Executive Officer from July 2000. From March 2000, Mr. Magrann was Executive Vice President, Worldwide Sales for Kenosia Marketing Corporation. He was Senior Vice President, Sales and Marketing at Tetley USA from 1996 until March 2000.

Donald J. Binotto, Managing Director, StarKist Seafood.    Mr. Binotto joined Del Monte from Heinz in December 2002. Mr. Binotto has been Managing Director, StarKist Foods, Inc., since May 2000. Since he joined Heinz in 1981, Mr. Binotto has worked at Heinz World Headquarters, StarKist Foods, Inc. and Heinz Pet Products in a variety of roles.

Marc D. Haberman, Managing Director, Del Monte Brands.    Mr. Haberman joined Del Monte in January 1999 and was elected to his current position in December 2002. Prior to assuming his current position, Mr. Haberman served as Senior Vice President, Marketing, from August 2001. From February 2000 until July 2001, Mr. Haberman was Senior Vice President, Strategic Planning and Business Development. From January 1999 until February 2000, Mr. Haberman was Vice President, Strategic Planning and Business Development. He was with Sunbeam Corporation from 1996 until 1998 where he was Category Leader for Sunbeam’s appliance business. From 1992 to 1996, Mr. Haberman was a consultant with McKinsey & Co.

Todd R. Lachman, Managing Director, Del Monte Pet Products.    Mr. Lachman joined Del Monte from Heinz in December 2002. Mr. Lachman joined Heinz in April 2000, where he most recently served as its Managing Director, Pet Products. Prior to joining Heinz, Mr. Lachman was with Procter & Gamble in brand management from 1991 to 2000.

Dale A. Miller, Managing Director, Veterinary Products.    Mr. Miller joined Del Monte from Heinz in December 2002. Mr. Miller had been with Heinz since February 2002, where he most recently served as Managing Director, Specialty Pet. Mr. Miller was President and Chief Executive Officer of Novartis Animal Health, Inc. from July 1996 to November 2000. From 1992 to 1996, Mr. Miller served as President and Chief Executive Officer of Sandoz Agro Ltd.

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

Steven C. Morelli, Senior Vice President, Strategic Planning, Business Development and Information Technology.    Mr. Morelli joined Del Monte in December 2002. From 1979 to 2002, Mr. Morelli worked for Heinz in a variety of senior positions in finance, business and financial planning, management information systems and supply chain. He began his career at Heinz’s World Headquarters and has worked at such subsidiaries as Heinz USA, Heinz Pet Products and Star-Kist Foods, Inc. More recently, Mr. Morelli was the Vice President and Chief Financial Officer of StarKist Foods, Inc. from June 2001 to December 2002 and was Chief Information Officer of Heinz from August 1998 to May 2001.

James Potter, Senior Vice President, General Counsel and Secretary.    Mr. Potter joined Del Monte in October 2001 and was elected to his current position in September 2002. From December 1997 to December 2000, he was Executive Vice President, General Counsel and Secretary of Provident Mutual Life Insurance Company. From 1989 to November 1997, Mr. Potter was the Chief Legal Officer of The Prudential Bank and Trust Company and The Prudential Savings Bank, subsidiaries of The Prudential Insurance Company of America.

Factors that May Affect Our Future Results and Stock Price

Our business and our stock price are subject to many risks and uncertainties that may affect our future financial performance. Some of the risks and uncertainties that may cause our operating results to vary or that may materially or adversely affect our operating results or stock price are discussed below.

If we do not successfully integrate our businesses, we may not realize the expected benefits of the Merger.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Acquired Businesses with our existing businesses. These difficulties include:

•	the challenge of accomplishing this integration while managing the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of each company, which may prove to be incompatible; and

•	the need to retain key officers and personnel of our existing businesses and the Acquired Businesses.

We cannot assure you that we will successfully or cost-effectively integrate the Acquired Businesses and our existing businesses. The failure to do so could have a material adverse effect on our business, financial condition and results of operation.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the Acquired Businesses and our existing businesses. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new products. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Our failure to successfully, or cost-effectively, implement uniform controls, systems and procedures could have a material adverse effect on our business, financial condition and operating results.

As a result of the Merger, we have more than twice the sales (on a pro forma basis assuming the Merger occurred at the beginning of fiscal 2003), assets, employees and market capitalization as before the Merger. In addition, our range of products, customers and competitors has significantly expanded from those before the Merger. As part of the integration process, we must significantly expand the scope of our operational and financial systems, which will increase our operating complexity. Implementation of uniform controls, systems and procedures may be costly and time-consuming. Our failure to implement uniform controls, systems and procedures in a cost-effective manner or at all could have a material adverse effect on our business, financial condition and operating results.

We are dependent on Heinz to provide certain transitional services to the Acquired Businesses and any failure by Heinz to fulfill its obligations could have a material adverse effect on our business, financial ability and results of operations.

We presently receive the following transitional services from Heinz:

•	Payroll and employee benefits administration for hourly and salaried employees of the Acquired Businesses. We anticipate that we will utilize these services through at least the end of calendar year 2003.

•	Financial, administrative and sales services for our Pet Products and Veterinary Pet businesses in Canada. The agreement to provide these services is subject to annual renewal and can be terminated with six months notice.

•	Brokerage services for our seafood and soup and infant feeding foodservice sales. These services will be terminated by the end of calendar year 2003.

We cannot assure you that, at the end of the periods during which Heinz will provide the transitional services listed above, we will be able to perform these services in a cost-effective manner or that we will be able to obtain these services from third parties on favorable terms or at all. Heinz’s failure to provide these services for us or obtain these services from a third party, could have a material adverse effect on our business, financial condition and results of operation.

Additionally, under the Separation Agreement and Trademark License Agreement we have the right to use the Heinz brand name, tradename and domain name for a limited transitional period. We cannot assure you that at the end of the periods covered by these agreements we will be able to comply with such restrictions or obtain appropriate labels and packaging. Any failure to do so could adversely affect our business.

We may not realize the expected cost savings and other benefits from the Merger.

We expect to realize cost savings and other financial and operating benefits as a result of the Merger. However, we cannot predict with certainty when these cost savings and benefits will occur, or the extent to which they actually will be achieved. Realization of any benefits and savings could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and regulatory developments. In addition, we expect that the realization of certain benefits as a result of the Merger will depend on our taking actions that will result in charges or expenses.

We expect to incur significant costs related to the integration of the Acquired Businesses that could have a material adverse effect on our operating results.

We have incurred and we anticipate that we will continue to incur significant costs in connection with the integration of the Acquired Businesses with our existing businesses. These expenses may have a material adverse effect on our operating results in the period in which they are recorded. We cannot assure you that any benefits or cost-savings we expect to realize as a result of the integration of the Acquired Businesses will offset these expenses.

Our substantial indebtedness could adversely affect our operations and financial condition. Our ability to generate cash depends on many factors beyond our control.

We have a significant amount of indebtedness, causing us to be highly leveraged. As of April 27, 2003, we had a total of $1,647.4 million of indebtedness. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates.

We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Because portions of our business are highly seasonal, our borrowings fluctuate significantly during the year, generally peaking in September and October. Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We cannot assure you that we will be able, at any given time, to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above.

While our credit agreement generally restricts additional borrowing outside the existing facilities, it permits additional indebtedness pursuant to specified exceptions, including a general exception for additional indebtedness in an amount up to $25.0 million at any time outstanding. In addition, if we obtain the approval of our senior lenders and satisfy debt incurrence tests contained in our two senior subordinated note indentures, we could incur substantial additional senior or subordinated indebtedness, for example, in connection with an acquisition. If our current debt level is increased, the related risks that we currently face could intensify.

We are subject to restrictive debt covenants, which may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.

Our credit facilities contain covenants that restrict our ability and the ability of our subsidiaries to incur additional indebtedness, issue capital stock; pay dividends on and redeem our capital stock; make other restricted payments, including investments; sell our assets; incur liens; transfer all or substantially all of our assets and enter into consolidations or mergers. Our credit facilities also require us to maintain specified financial ratios. Our ability to meet those financial ratios may be affected by events beyond our control and we cannot assure you that we will meet those ratios. A breach of any of the covenants, ratios, or restrictions under our credit facilities could result in an event of default under the credit facilities, in which case, the lenders thereunder could elect to declare all amounts outstanding under the facilities to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness thereunder, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration (which, upon such an acceleration, would include the indebtedness pursuant to the senior subordinated notes). We have pledged substantially all of our assets to secure our bank debt. In addition, our existing indentures contain covenants that restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, issue capital stock, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets, transfer all or substantially all of our assets and enter into consolidations, or mergers. A breach of any of these covenants could result in an event of default under our existing indentures, in which case all amounts outstanding under the indentures and credit facilities could be declared immediately due and payable. If the payment of this indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness, including indebtedness under the credit facilities, that would become due as a result of any acceleration.

We may be prevented from taking certain corporate actions in order to avoid significant tax-related liabilities.

Even if the Spin-off otherwise qualifies as a tax-free reorganization, the distribution may not qualify as a transaction that is tax-free to Heinz if 50% or more of the stock of Heinz or Del Monte Foods Company is acquired as part of a “plan” that includes the Spin-off.

We entered into a tax separation agreement with Heinz and SKF Foods in connection with the Spin-off that provides that, for a two-year period following the Spin-off, we will avoid taking certain corporate actions that might cause the distribution to be treated as part of a plan pursuant to which 50% or more of DMFC’s stock is acquired. Corporate actions subject to the restrictions include:

•	our liquidation, merger or consolidation with or into any other corporation;

•	the sale, exchange, distribution or disposition of (other than in the ordinary course of business) all or a substantial part of the Acquired Businesses;

•	the redemption, purchase or acquisition by us of our capital stock;

•	the issuance by us of our capital stock;

•	the discontinuance of the operations of the Acquired Businesses; or

•	any negotiations, agreements or arrangements with respect to any of the foregoing.

The tax separation agreement also obligates us to indemnify Heinz for any taxes resulting from the violation of these restrictions or from disqualification of the Spin-off attributable to any actions taken by Del Monte.

If the operating results for the Acquired Businesses after the Merger do not improve, we may not be able to realize the full anticipated benefits of the Merger.

We expect to derive a significant portion of our net sales and net income from the operations of the Acquired Businesses. In recent years, including fiscal 2003, sales from the Acquired Businesses have decreased and the Acquired Businesses have lost market share in several of their product lines, including pet food and infant feeding. To reverse this trend, we expect to expend significant effort and resources on product improvement and sales and marketing efforts relating to the Acquired Businesses. These efforts to improve the results of operations of the Acquired Businesses and to increase the market share of their product lines may not be successful. If these efforts are not successful, our business, operating results and our projected performance may be adversely impacted.

We entered into new lines of business through the Merger with which some of our management may not be familiar and which may require substantial management resources.

Our range of products and services, scope of operations, competitors and suppliers is significantly different from those before the Merger. Accordingly, our results of operations and prospects, as well as our stock price, may be affected by factors that are different from those that have historically affected us. In particular, the Acquired Businesses have risks that are different from those we have encountered in the past and our management may not be able to manage these risks effectively. For example, the procurement process and regulatory structure of our tuna business differ significantly from those applicable to our fruit, vegetable and tomato businesses. In addition, we have acceded to many supply and production arrangements in market segments and with counterparties with which we are not familiar. Some of these relationships may be informal, and, without an obligation to do so, the counterparties may not choose to continue the supply or production relationship with us. Effective management of these new supply chains and new production relationships in new markets may require substantial time and resources. If we fail to effectively manage these new challenges, our results of operation and stock price may be materially adversely affected.

Consumers may not react favorably to the re-branding of our primary infant feeding product.

In connection with the Merger, we received an eighteen-month license to continue using the Heinz brand name on our line of Nature’s Goodness infant feeding products. We cannot assure you that we will successfully re-brand this product without adverse consumer reaction and without a decline in sales. We are currently conducting research to develop our rebranding strategy.

Because we are dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.

A relatively limited number of customers account for a large percentage of our total net sales, including the sales of the Acquired Businesses. During fiscal 2003, our top customer, Wal-Mart, represented approximately 24% of sales, and our ten largest customers represented approximately 54% of sales. These percentages may increase if the recent trends of consolidation among food retailers and the growth of mass merchandisers continue. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. These customers do not typically enter into long-term contracts and generally purchase our products as the customer’s current inventory levels are depleted. These customers make purchase decisions based on a combination of price, product quality and customer service performance. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition. Loss of a significant customer could also adversely affect our reputation.

As the consolidation trend among food retailers continues and our retail customers, including mass merchandisers, grow larger and become more sophisticated, these food retailers may demand lower pricing and increased promotional programs from product suppliers. If we are not selected by these food retailers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected.

Our business could be affected adversely by the bankruptcy of Fleming Companies, Inc.

On April 1, 2003, Fleming Companies, Inc., et al (“Fleming”) filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Fleming is one of our top 10 customers, by sales, for fiscal year 2003. We have established a reserve of $5.6 million, which is the portion of pre-petition amount Fleming owes to us that we estimate we may not recover.

As is customary during a bankruptcy proceeding, payments made by Fleming during the period 90 days prior to the date of the bankruptcy filing may be subject to challenge by Fleming, its creditors or others acting on behalf of Fleming’s bankruptcy estate, asserting that all or part of such payments are “preferential” under federal bankruptcy law. Although no complaint to recover the transfers as alleged preferences has been filed or threatened, if such a suit were filed, it could result in additional exposure. We continue to do business with Fleming while they are in bankruptcy on a cash-in-advance basis. Although we are not now evaluating whether or not to resume extending credit to Fleming, we may in the future undertake such an evaluation. We cannot assure amounts, if any, we advance to Fleming in the future will be repaid. Any potential future write-off of amounts owed to us by Fleming could adversely affect our operating results.

Our operating results will depend, in part, on the effectiveness of our marketing and advertising programs.

We expect to expend significant marketing and advertising resources on a number of our businesses, including pet products and tuna pouch products, which we believe are in product categories that are very responsive to marketing and advertising. Accordingly, the effectiveness of our marketing practices and advertising campaigns will be important to our ability to retain and expand our market share. If our marketing and advertising campaigns are not successful, our business, results of operations and financial condition may be adversely affected.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success will depend in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our operating results may be adversely affected.

The insurance industry has become more selective in offering certain types of insurance coverage and we may not be able to obtain insurance coverage in the future.

The insurance industry has become more selective in offering certain types of insurance coverage, such as property, product liability, product recall and directors and officers’ liability. We were able to obtain these insurance coverages for fiscal 2004, and our fiscal 2004 insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

We use a single national broker to represent our branded products to the retail grocery trade and any failure by the broker to effectively represent us would adversely affect our business.

We use a single national broker to represent our branded products to the retail grocery trade. We believe that a single broker is able to more effectively represent our branded products to the increasingly consolidated retail grocery trade. However, our business would suffer substantial disruption if our broker were to default in the performance of its obligations to perform brokerage services. Our business would be adversely affected if our broker fails to effectively represent us to the retail grocery trade.

If we do not compete successfully and maintain the market shares of our products, our business and revenues may be adversely affected.

Our businesses are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on brand recognition, price, product quality, taste, variety and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our products also face strong competition from imports, regional brands, private label products and fresh alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources, lower fixed costs and/or longer operating histories than we do. Our competitors may succeed in developing new or enhanced products that are more attractive to consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are. We cannot assure you that we can compete successfully with these other companies. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. There are competitive pressures and other factors which could cause our products to lose market share or result in significant price erosion, and thus have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully complete or implement future acquisitions, which may have an adverse effect on our business and results of operations.

Our acquisition strategy to take advantage of opportunities to acquire companies in our categories or other branded categories depends on the availability of suitable acquisition candidates, and we may be unable to identify suitable opportunistic targets for acquisition. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisitions involve risks, including those associated with integrating the operations, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not initially be accretive to our earnings and may negatively impact our operating results. Additionally, because we already face a number of integration hurdles in connection with the acquisition of the Acquired Businesses, investors may react unfavorably to any future announced acquisitions.

We may not be able to successfully implement our business strategies to reduce costs and increase product distribution to high volume club stores and mass merchandisers.

The success of our business strategy depends in part on our ability to reduce costs. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, if at all, our operating results could be adversely impacted. The success of our business strategy also depends on our ability to increase sales of our products, and to increase product distribution through high volume club stores, such as SAM’S CLUB and Costco, supercenters and mass merchandisers, such as Wal-Mart Supercenters. If we are unable to increase sales and product distribution through these channels our operating results could be adversely impacted.

The commodity raw materials that we require are subject to price increases that could adversely affect our profitability.

The primary raw materials that we use, such as fruits, vegetables, tomatoes, tuna, grain, sugar, spice, steel, meat and dairy products, are commodities that may experience price volatility caused by external conditions, commodity market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. Severe and prolonged weather conditions and natural disasters, such as floods, droughts, frosts, disease, earthquakes and El Nino, may affect the cost and supply of our raw materials. Similarly, prices for commodities such as steel and meat by-products are subject to factors outside our control, such as import restrictions. Additionally, some scientists believe that the population of larger more mature fish, particularly among the larger fish species, have been dramatically depleted due to overfishing, potentially affecting the current and future supply of tuna and other seafood. These events can result in reduced supplies of raw materials, higher supply costs or interruptions in our production schedules. If prices of these raw materials increase, but we are not able to effectively pass such price increases along to our customers, our operating income will decrease.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product liability claims and adverse public relations if consumption of our products is alleged to cause injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur and we may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us could also result in substantial and unexpected expenditures which would reduce operating profit and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

Our operating results are negatively impacted by the current trend of our customers to reduce their levels of inventory.

Our trade customers have been reducing their inventory levels significantly during the past several fiscal years. As a result, our sales to trade customers are less than the volume of purchases of our products by consumers. The effect of this trend was significant in the fourth quarter of fiscal 2000, as trade customers reduced the inventory levels they had built in preparation for possible “Year 2000” shortages. The inventory reduction continued through 2002 and is expected to continue by varying degrees into the future. The reduction of retailer inventory levels decreased our shipments and adversely affected our growth, gross margin and working capital requirements. If the trend of reducing trade inventory levels continues, it could adversely affect our operating results.

Severe weather conditions and natural disasters can affect crop supplies and reduce our operating results.

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of our products. Irregular weather patterns may persist over a long period and further impact the supply of our products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business, operating results and financial condition.

Our Del Monte Brands operating segment’s operating results are highly seasonal. Interference with our production schedule during peak months could negatively impact our operating results.

We do not manufacture the majority of our Del Monte Brands products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. Our working capital requirements related to these businesses are also seasonal and are highest in the first and second fiscal quarters. An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our operating results.

Our Del Monte Brands sales tend to peak in the third and fourth quarters of each fiscal year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales are generally lower, mainly due to less promotional activity and the availability of fresh produce. We believe that the main trends in our operating results are relatively predictable and that we have adequate sources of liquidity to fund operations during periods of low sales. If these trends were to change or be disrupted, however, our operating results could be adversely affected, and we could require additional sources of liquidity to fund our working capital and other cash requirements.

We rely upon co-packers to provide our supply of certain products and any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We have a number of supply agreements with co-packers that require them to provide us with certain finished products. The failure of any such co-packer to fulfill their obligations under the applicable agreements could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance.

The terms in our supply agreement with Impress could adversely affect the profitability of our products.

Impress supplies metal cans and ends for our pet and seafood businesses. Our agreement with Impress includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. These terms may result in increases in the unit costs of our pet and seafood products if we reduce our production levels.

Our ability to competitively serve our customers depends on the availability of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating results.

We use multiple forms of transportation to bring our products to market. They include ocean, truck, intermodal, and railcar. Disruption to the timely supply of these services or significant increases in the cost of these services for any reason including availability of fuel, could have an adverse effect on our ability to serve our customers, and consumers and could have an adverse effect on our financial performance.

We are subject to environmental regulation and environmental risks, which may adversely affect our business.

As a result of our agricultural, food processing and canning activities, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at certain designated “Superfund Sites” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. Other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of such actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal, state and local regulation. These aspects of our operations are regulated by the Food and Drug Administration (“FDA”), the United States Department of Agriculture and various local and state health and agricultural agencies. In addition, some of our facilities are subject to continuous on-site inspections. Failure to comply with all applicable laws and regulations, including among others California’s Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations. Issues such as national security or “mad cow” disease which slow or otherwise restrict imports could adversely affect our business. In addition, the modification of existing laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Concerns, well-founded or not, regarding methyl mercury in seafood products, including tuna, could adversely affect our business.

According to the FDA and other government health agencies, trace amounts of methyl mercury are not harmful to humans but methyl mercury may damage the human nervous system if consumed in quantities in excess of certain proscribed limits. Noting that a fetus may be more susceptible than its mother to the potential adverse effects of methyl mercury, the FDA has established lower consumption limits for certain foods containing methyl mercury, such as shark and swordfish, for pregnant women and women of childbearing age. Due to mercury in the world’s oceans, tuna may contain methyl mercury, with higher concentrations found in bigger fish. Accordingly, blue fin tuna tends to have a higher level of methyl mercury than albacore or “white” tuna, which in turn tends to have a higher level than “light” tuna which is predominantly made up of smaller tuna such as skipjack. To date, given average levels of consumption, the FDA has not issued consumption advice regarding canned tuna. Warnings regarding mercury levels in seafood, including tuna, however appear in the popular press. Consumer perceptions that consumption of canned tuna should be limited may adversely affect our business and results of operations. Additionally, California has statutes commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including methyl mercury. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks “Del Monte”, “StarKist”, “9Lives” and “Kibbles ‘n Bits”, are important to our business. We rely on copyright, trademark, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

We have licensed the Del Monte brand name to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for our common stock and demand for our products. Third-party announcements or rumors about these licensees could also have these negative effects. In addition, in connection with the Merger, Heinz retained its ownership of some of the brand names used by the Acquired Businesses in countries in which we do not compete. Acts or omissions by Heinz or its licensees that adversely affect the value of these brand names may also adversely affect demand for our products.

We acquired the StarKist brand name in North America only and activities by other companies could adversely affect, by their act or omission, the value of the StarKist brand name.

Acts or omissions by unaffiliated companies who hold the StarKist brand name outside North America may adversely affect the value of the StarKist brand name and demand for our products. Third-party announcements or rumors about these companies or their products could also have these negative effects.

Our business may be significantly disrupted if our new systems platform is not integrated successfully.

In April 2003, a decision was made by Management to implement a new single systems platform for Del Monte following the Merger. The new platform will combine certain systems previously implemented under Del Monte’s Capability Improvement Program and other systems acquired from Heinz in the Merger.

We have approved the ‘Information Technology Integration Project’ which will implement the single systems platform throughout the Company. This project has a budget of $20.0 million, including $5.0 million of expense and $15.0 million of capital expenditures, and is scheduled to be substantially completed by the end of fiscal year 2004, with final completion in fiscal 2005. Significant disruptions to our business may result if the project does not work as expected, if implementation is delayed or if our personnel are unable to effectively adapt to new programs and processes.

Our success will depend on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management personnel. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products or that key employees will remain with Del Monte. If those employees are not retained by us, we may experience substantial disruption in our business. The loss of key management personnel or other key employees or our inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

We have 17 collective bargaining agreements with 16 union locals covering approximately 58%, of our hourly full time and seasonal employees. Of these employees, approximately 2% are covered under a collective bargaining agreement scheduled to expire in September of 2003, and approximately 2% are covered under four collective bargaining agreements that are scheduled to expire in calendar year 2004. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business could be substantially adversely affected.

Item 2.     Properties

As of April 27, 2003, we utilized 16 production facilities and 18 distribution centers in the United States, as well as three production facilities and two distribution centers in foreign locations. We own our production facilities and we lease or own our distribution centers. We also have various warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Virtually all of our properties, whether owned or leased, are subject to liens or security interests. Our combined production facilities total approximately 7.3 million square feet of owned property and approximately 2.7 million square feet of leased property, while our distribution centers total approximately 1.6 million square feet of owned property and approximately 2.9 million square feet of leased property.

The following table lists our production facilities and distribution centers:

Location	Reportable Segment
Production Facilities
United States:
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Pittsburgh, PA	Soup and Infant Feeding Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products

Foreign Locations:
Pago Pago, American Samoa	Consumer Products
Elmira, Ontario, Canada	Pet Products
Turmero, Venezuela	Consumer Products

Location	Reportable Segment

Distribution Centers
United States:
Birmingham, AL	Consumer Products
Fontana, CA	Consumer Products and Pet Products
Stockton, CA	Consumer Products
Terminal Island, CA	Consumer Products and Pet Products
Castroville, CA	Consumer Products
Tracy, CA	Consumer Products
Jacksonville, FL	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products
Rochelle, IL	Consumer Products
Independence, MO	Consumer Products and Pet Products
Swedesboro, NJ	Consumer Products
Bloomsburg, PA	Pet Products
Pittsburgh, PA	Soup and Infant Feeding Products
Pittsburgh, PA (Commonwealth)	Soup and Infant Feeding Products
Carrollton, TX	Consumer Products and Pet Products
Dallas, TX	Consumer Products
McAllen, TX (Refrigerated)	Consumer Products
Clearfield, UT	Consumer Products

Foreign Locations:
Cambridge, Ontario, Canada	Pet Products
Elmira, Ontario, Canada	Pet Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We own our primary research and development facilities in Walnut Creek, CA, Terminal Island, CA, and Pittsburgh, PA. We also own an additional administrative facility in Pittsburgh, PA.

We have two non-operating production facilities currently held for sale in San Jose and Stockton, CA. Other than properties held for sale or land or facilities no longer required for our operations, all properties are currently utilized.

We believe our facilities are suitable and adequate for our business and have sufficient production capacity for the purposes for which they are currently intended.

Item 3.     Legal Proceedings

We assumed the defense of an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001 pursuant to the Separation Agreement. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. The court issued an order on construction of the asserted claims of the patent-in-suit (a “Markman” order) on February 5, 2003. We filed a motion for summary judgment on March 4, 2003. The plaintiff filed a motion for reconsideration of the court’s Markman order on March 4, 2003 and filed a cross-motion for summary judgment. On July 21, 2003, the court granted our motion for summary judgment and denied the plaintiff’s motion. We expect the plaintiff will appeal this decision.

We assumed the defense of an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000 pursuant to the Separation Agreement. The plaintiff alleged trademark infringement, false advertising, unfair competition and violation of Colorado’s Consumer Protection Act. Specifically, plaintiff alleged that use of the term “Purebred” in conjunction with certain Nature’s Recipe dog food products violated plaintiff’s trademark of the term “Purebred.” On September 18, 2002, a jury awarded a judgment in favor of the plaintiff in the amount of $2.9 million. On March 14, 2003, the court ruled on post-judgment motions filed by Heinz and the plaintiff. The court increased the damage award to plaintiff to $3.4 million and ordered the defendants to pay plaintiff’s attorneys fees in the amount of $1.9 million. Prejudgment interest on the damage award is approximately $0.7 million. We are considering filing an appeal of one or more decisions of the court and/or the jury relating to the award or calculation of damages and attorneys fees. However, we believe that we have adequately provided for the potential exposure related to this matter.

We assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. We are defending this proceeding vigorously.

We assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the Merger Agreement. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleges that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. The discovery phase of the case has been completed and we have filed a motion for summary judgment of the plaintiff’s claims. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. Nevertheless, we believe that we have adequate insurance coverage to cover any material liability, fees and cost that we may incur with respect to this litigation. We are defending this proceeding vigorously.

We are also involved from time to time in various legal proceedings incidental to our business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position. See “Item 1. Business—Governmental Regulation; Environmental Compliance” for a description of certain environmental matters in which we are involved.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Common stock prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) and the Pacific Exchange under the symbol “DLM.”

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal 2003

First Quarter	$12.20	$8.52
Second Quarter	11.30	6.95
Third Quarter	9.18	7.38
Fourth Quarter	8.54	7.23

Fiscal 2002

First Quarter	$9.24	$8.02
Second Quarter	9.30	7.45
Third Quarter	8.81	7.75
Fourth Quarter	10.89	8.17

At April 27, 2003, the closing price per share for our common stock, as reported by the NYSE was $7.82.

Dividend policy

We have not declared or paid a cash dividend on our common stock since our initial public offering in 1999. Our current dividend policy is to retain all available funds to finance the development and growth of our business and to repay debt. Our credit agreements generally limit the ability of DMC to make cash payments to DMFC, which limits DMFC’s ability to pay cash dividends. The payment of cash dividends in the future will depend upon our earnings and will be subject to the satisfaction of certain financial ratios as prescribed in our credit agreements.

Stockholders

As of June 30, 2003, we had 43,099 stockholders of record, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Item 6.     Selected Financial Data

The following tables set forth our selected historical combined financial data as of and for the periods indicated and reflects the results of operations of the Acquired Businesses while under the management of Heinz for the periods prior to December 20, 2002, and the results of the Acquired Businesses and Del Monte Brands businesses on a combined basis post December 20, 2002. The selected historical combined financial data for each of the three fiscal years in the period ended May 1, 2002 was derived from the audited combined balance sheets of the Acquired Businesses as of May 1, 2002, May 2, 2001, and May 3, 2000 and the audited combined statements of operations of the Acquired Businesses for each of the three fiscal years in the period ended May 1, 2002, as audited by PricewaterhouseCoopers LLP. The selected historical combined financial data for the fiscal year ended April 27, 2003 was derived from the audited balance sheet of the Acquired Businesses and Del Monte Brands businesses on a combined basis following the Merger, as of April 27, 2003 and the audited combined statement of operations of the Acquired Businesses and Del Monte Brands businesses on a combined basis for the fiscal year ended April 27, 2003, as audited by KPMG LLP. Our financial statements for fiscal years 2001 and 2002 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company during these periods. The Acquired Businesses were not historically managed as a standalone entity but as part of the operations of Heinz. As such, separate financial statements were not historically prepared for the Acquired Businesses, and it would not be practicable to retroactively prepare such statements. Accordingly, financial data for fiscal year 1999 has not been presented. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplemental Data”. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2003	2002	2001	2000
	(In millions, except share and per share data)
Statement of Income Data:
Net sales	$2,171.1	$1,817.0	$1,833.2	$2,046.6
Cost of products sold	1,585.4	1,295.7	1,527.1	1,448.8
Selling, general and and administrative expense	334.9	260.6	330.8	374.9

Operating income (loss) (a)	250.8	260.7	(24.7)	223.0
Interest expense(b)	45.3	—	—	—
Other (income) expense	4.4	(1.2)	4.6	6.5

Income before income taxes	201.1	261.9	(29.3)	216.5
Provision for income taxes	67.6	81.9	6.9	80.0

Net income (loss) (a)	$133.5	$180.0	$(36.2)	$136.5

Diluted earnings per common share	$0.76	$1.15	$(0.23)	$0.87
Weighted average number of diluted shares outstanding	176,494,577	156,951,113	156,921,228	156,981,391

	April 27, 2003	May 1, 2002	May 2, 2001	May 3, 2000
	(In millions)
Balance Sheet Data:
Current assets	$1,139.4	$578.7	$605.8	$731.0
Total assets	3,544.9	1,835.3	1,904.4	2,324.6
Current liabilities	444.5	106.9	187.5	175.8
Total debt(b)	1,647.4	—	—	—
Parent company investment	—	1,592.6	1,593.4	2,017.8
Stockholders’ equity	949.4	—	—	—

	Fiscal Year
	2003	2002	2001	2000
	(In millions)
Cash Flow Data:
Cash flows provided by operating activities	$495.7	$198.4	$280.8	$236.1
Cash flows provided by (used in) investing activities	(174.9)	(20.2)	107.7	(28.0)
Cash flows used in financing activities	(285.2)	(180.8)	(388.2)	(209.0)
Capital expenditures	197.2	19.5	52.3	57.5

(a)	The fiscal 2003 financial results include the operations of the Del Monte Brands business after December 20, 2002. The financial results for fiscal 2002, 2001, and 2000 include substantial restructuring and implementation costs. For a more detailed explanation of prior year restructuring initiatives, see Note 14. Restructuring in the notes to the consolidated financial statements for fiscal 2003.
(b)	The financial results prior to December 20, 2002 include no debt or interest expense.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of our company during the three-year period ended April 27, 2003. This discussion should be read in conjunction with the consolidated financial statements of our company for the three-year period ended April 27, 2003 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

Corporate Overview

Our Business.    Del Monte Foods Company (the “Company”, “DMFC” or “Del Monte”) is one of the country’s largest and most well known producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market. Our leading nutritious food brands include Del Monte, StarKist, Contadina, S&W and College Inn, and our premier foods and snacks for pets include brands such as 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce. Our products are sold nationwide in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. We also sell certain products in Canada and South America. In addition, our company is a major supplier of private label soup products. We utilize 16 production facilities and 18 distribution centers in the United States and we also have additional operating facilities in American Samoa, Canada and Venezuela.

Our businesses are separated into three reporting segments: Consumer Products, Pet Products and Soup and Infant Feeding Products. The Consumer Products segment includes branded shelf-stable seafood, fruit, vegetable, and tomato products. The Pet Products segment includes dry and wet pet food, pet snacks and veterinary products. The Soup and Infant Feeding Products segment includes soup, broth, infant feeding and pureed products.

Currently, our business strategies are designed to maintain our market share, grow our business and increase our sales and margins and include: (1) integrate the Del Monte Brands business and the Acquired Businesses into a single company with a common go-to-market platform and common strategies, (2) expand our growth segments to capitalize upon their expected higher margins, (3) strengthen our base business segments by leveraging their scale to reinforce our go-to-market platform and benefit from their expected strong cash flow generation, (4) continue to restructure and eliminate costs from our supply chain, and (5) use our expected cash flow to drive growth in earnings through de-levering the Company and through opportunistic, targeted acquisitions.

The Merger.    On December 20, 2002, Del Monte completed the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). The acquisition was completed pursuant to a Separation Agreement (the “Separation Agreement”), dated as of June 12, 2002, between Heinz and SKF Foods Inc., then a wholly-owned direct subsidiary of Heinz (“SKF”), and an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 12, 2002, by and among the Company, Heinz, SKF and Del Monte Corporation, a wholly-owned subsidiary of the Company (“DMC”).

Under the terms of the Merger Agreement and Separation Agreement, (i) Heinz transferred the Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002, and (ii) DMC, a wholly-owned subsidiary of DMFC, merged with and into SKF, with SKF being the surviving corporation and becoming a new wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, each share of SKF common stock was converted into 0.4466 shares of DMFC common stock. The Company issued 156.9 million shares of DMFC common stock as a result of the Merger. Immediately following the Merger, SKF, as the new wholly-owned subsidiary of DMFC, changed its name to “Del Monte Corporation” (with respect to periods after the Merger, “DMC”).

The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority, approximately 74.5 percent, of the DMFC’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses under the management of Heinz, became the historical financial statements of the Company as of the completion of the Merger. For the current reporting period, the Company’s financial statements reflect the combined operations of SKF and the existing Del Monte businesses for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

Purchase Price Allocation.    The purchase price to acquire DMC was allocated based on the fair value of the assets and liabilities acquired. Del Monte obtained an independent valuation of its property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The initial purchase price allocation has been adjusted primarily as a result of refinements of our assumptions relating to property, plant and equipment, inventories and accrued postretirement benefits. These adjustments have caused a change in the determination of the amount of deferred taxes upon the completion of the Merger. As a result of the changes in purchase price allocation, goodwill recorded in connection with the Merger has increased to $147.6 million as of April 27, 2003. The purchase price allocation may change after the completion of the final evaluation of taxes for Del Monte for periods prior to December 20, 2002. The purchase price of $451.0 million has been calculated as follows (In millions):

52,329,556 shares of Del Monte common stock outstanding at December 20, 2002, at a closing price of $7.73 per share	$404.5
Fair value of options held by Del Monte employees	18.5
Acquired Businesses acquisition fees	28.0

Purchase price	$451.0

The total purchase price of the transaction has been allocated as follows (in millions):

Current assets	$853.9
Property, plant and equipment, net	409.4
Non-amortizable trademarks	414.3
Other assets	102.0
Goodwill	147.6
Current liabilities	(462.0)
Long-term debt	(598.6)
Deferred tax liabilities	(163.6)
Other non-current liabilities	(252.7)
Unearned compensation	0.7

$451.0

Corporate Integration.    We have operated as a single organization since December 20, 2002, and are in the process of integrating the Acquired Businesses with our Del Monte Brands business. During the third and fourth quarter of fiscal 2003, we formed integration teams in many areas of our operations. These teams assessed processes, systems, policies, and other areas in which we could become more effective and efficient. Based on the integration team assessments, we have made several decisions that will shape our combined company and are expected to generate cost savings in the coming years.

On January 30, 2003, we announced a plan to reconfigure our Mendota, IL facility to provide soup production capabilities similar to those in our Pittsburgh, PA plant. Capital expenditures related to this project are expected to be approximately $25.0 million. Our progress on this reconfiguration is ahead of schedule and we expect the facility will be operational in the fall of 2003.

Also during fiscal 2003, we centralized our sales functions and consolidated our sales broker network into one organization. Advantage Sales and Marketing will act as our retail broker of record for our Del Monte Brands, Pet Products, StarKist Seafood, Nature’s Goodness Baby Food and College Inn Broth businesses. We also negotiated a reduction in the general brokerage rate the Company pays.

We have also selected common platforms for our enterprise resource planning (“ERP”), supply chain planning, and trade spending management and financial planning and reporting systems. Our evaluation addressed various impacts of the integration, including disruption to the business, cost effectiveness (short and long term), time to integrate and deliver synergies and flexibility to evolve Del Monte’s operational model.

The system integration processes are underway and are ahead of schedule. Business process prototypes are presently being conducted to validate that the procedures for the combined operation will support the requirements of our internal needs and external customers. We are scheduled to substantially complete the implementation of the new financial support systems prior to the end of fiscal 2004, with final completion in fiscal 2005.

Results of Operations

Fiscal 2003 vs. Fiscal 2002

	Fiscal 2003 Sales	% Change from Fiscal 2002	Fiscal 2003 Operating Income	% Change from Fiscal 2002
	(In millions, except for percentage)
Segment
Consumer products	$1,031.8	81%	$54.7	22%
Pet products	837.3	(10)%	153.5	(1)%
Soup and infant feeding	302.0	(3)%	57.1	(20)%
Corporate	—	—	(14.5)	22%

	$2,171.1	19%	$250.8	(4)%

Net sales

Net sales for fiscal 2003 increased $354.1 million, or 19%, over fiscal 2002. The increase was primarily a result of the addition of the fruit, vegetable and tomato businesses which comprise our Del Monte Brands operating segment, on December 20, 2002, which generated $494.5 million of product sales. This increase was partially offset by a $140.4 million, or 8%, decrease in net sales for the Acquired Businesses, primarily due to lower sales volumes of private label pet products, wet cat food and non-core pet food. In addition, sales of infant feeding products and canned tuna declined.

Net sales in our Consumer Products segment increased $461.9 million, or 81%, in fiscal 2003 compared to fiscal 2002, primarily as a result of the addition of Del Monte Brands, which generated $494.5 million of product sales. This increase was offset by lower tuna sales during fiscal 2003 primarily due to volume decreases in canned tuna, non-pouch lunch kits, and sales to Heinz affiliates, as well as higher trade promotion spending. Fiscal 2003 tuna performance was negatively impacted by our decision not to meet competitors’ price decreases, which slightly eroded market share and reduced volume in the fourth quarter of fiscal 2003. Canned tuna sales decreases were partially offset by an increase in sales volume and market share of our tuna pouch products. During fiscal 2004 our strategy includes a national advertising campaign to support the launch of our Tuna Creations pouch products.

Net sales in our Pet Products segment decreased $98.0 million, or 10%, in fiscal 2003 compared to fiscal 2002. The decline was primarily due to planned volume reductions in private label products and non-core brands. Our May 2002 wet cat food price increase caused market share losses and decreases in volume. Year-over-year comparisons have also been adversely impacted by fiscal 2002 year-end promotional activity that was not repeated at the end of fiscal 2003. In addition, our customers have been reducing inventory levels at their distribution centers. This trend may continue in the future. These volume declines were partially offset by the launch of the Snausages Scooby Snacks product, which captured 4.6% of the market share of biscuit pet snacks, combined with market share and consumption growth of Kibbles ‘n Bits, and private label snacks. We plan to continue to focus on product innovation and investments in advertising in fiscal 2004, as demonstrated in June 2003, when we launched a national television advertising campaign for Kibbles ‘n Bits to support the growth of one of our core brands.

Net sales in our Soup and Infant Feeding Products segment decreased $9.8 million, or 3%, in fiscal 2003 compared to fiscal 2002. This decrease primarily resulted from volume declines in our Natures Goodness infant feeding products caused by distribution losses from strong competitive activity and a May 2002 price increase that caused market share declines. With a goal of improving sales of our infant feeding products, we are researching ways to rebrand our infant feeding products and to improve the effectiveness of our sales force. The declines in infant feeding were partially offset by revenue growth from volume increases in the private label soup business driven by increased distribution.

Cost of products sold

During fiscal 2003, the cost of products sold increased by $289.7 million, or 22%, in fiscal 2003 compared to fiscal 2002. Costs related to the sale of fruit, vegetable, and tomato products were $398.1 million, including $25.5 million of inventory step-up charges as a result of recording these inventories at fair value on the date of the Merger. The cost of products sold for our other businesses declined by $108.4 million, or 8%, in fiscal 2003, primarily due to decreased sales volumes, decreased fish costs, and manufacturing efficiencies. The cost of products sold during fiscal 2002 included a $4.7 million gain on the sale of assets and $22.3 million of amortization expense for intangible assets no longer subject to amortization in fiscal 2003.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased $74.3 million, or 29%, during fiscal 2003 compared to fiscal 2002, of which $74.4 million was attributable to the addition of the fruit, vegetable, and tomato businesses in December 2002. SG&A for our other businesses was relatively flat when compared to fiscal 2002. On April 1, 2003, one of our top ten customers, Fleming, declared bankruptcy. We established a reserve of $5.6 million for our net balance sheet exposure to Fleming, which is reflected in our fiscal 2003 SG&A expense.

Prior to the Spin-off, the Acquired Businesses were charged by Heinz for shared-services functions, including warehousing costs, variable and fixed selling expenses and general and administrative costs such as information systems support, human resources, finance and accounting. These costs were allocated based on revenue across several Heinz businesses. As SG&A expenses are recognized on an actual basis since the completion of the Merger, these allocated costs are not necessarily indicative of the actual SG&A expenses that would have been incurred by the Acquired Businesses on a stand-alone basis.

Operating income

Operating income decreased $9.9 million, or 4%, during fiscal 2003 compared to fiscal 2002, primarily due to the decline in income from our infant feeding and seafood products, partially offset by additional income from the Del Monte Brands.

The Consumer Products segment’s operating income grew by $9.7 million, or 22%, during fiscal 2003 compared to fiscal 2002. This increase was attributable to the addition of $22.0 million from the fruit, vegetable, and tomato businesses, which was offset by the $12.3 million decline in operating income year over year for the seafood business. The decrease in the seafood business was primarily due to decreased canned tuna sales volume and increase in trade adjustments, partially offset by increased margins, manufacturing cost savings and the increased profitability of our value-added tuna pouch.

The Pet Products segment’s operating income declined by $2.3 million, or 1%, during fiscal 2003 compared to fiscal 2002, with sales volume reductions offset by increased profitability on core product lines. This includes a $3.0 million reserve established for legal settlements.

Operating income in our Soup and Infant Feeding Products segment declined by $14.7 million, or 20%, in fiscal 2003 compared to fiscal 2002. The decline is primarily due to a decline in infant feeding volume and higher delivery and warehousing costs, partially offset by growth in private label soup volume.

Provision for income taxes

The provision for income taxes decreased by $14.3 million in fiscal 2003, primarily as a result of lower pre-tax earnings. In addition, the effective tax rate for fiscal 2003 was 33.6% compared to 31.3% for fiscal 2002. The fiscal 2003 provision for income taxes included a $5.9 million charge to bring deferred taxes to the combined statutory rates projected for the Company as of April 27, 2003, resulting in an increase in the overall effective tax rate.

Net Income

Net income was $133.5 million and $180.0 million in fiscal years 2003 and 2002, respectively. Net income for fiscal 2003 decreased by $46.5 million, or 25.8%, which includes interest expense of $45.3 million pre-tax primarily related to the debt incurred in the Merger. Fiscal 2002 net income includes no interest expense. Net income for fiscal 2003 was also reduced by a $3.6 million pre-tax foreign exchange loss on our Euro denominated debt, which was included in other expense.

Fiscal 2002 vs. Fiscal 2001

	Fiscal 2002 Sales	% Change from Fiscal 2001	Fiscal 2002 Operating Income	% Change from Fiscal 2001
	(In millions, except for percentage)
Segment
Consumer products	$569.9	2%	$45.0	145%
Pet products	935.3	(3)%	155.8	21%
Soup and infant feeding	311.8	1%	71.8	(5)%
Corporate	—	—	(11.9)	(91)%

	$1,817.0	(1)%	$260.7	1,155%

Net sales

Net sales for fiscal 2002 decreased by $16.2 million, or 1%, compared to fiscal 2001. The decrease was primarily due to a sales volume decrease in Pet Products, partially offset by favorable pricing in Consumer Products, and increased sales volume in Soup and Infant Feeding Products.

Net sales in the Consumer Products segment increased $12.5 million, or 2%, in fiscal 2002 compared to fiscal 2001, driven by the introduction of tuna in a pouch and favorable pricing trends, offset in part by declines in the canned tuna business. Favorable pricing increased sales by 2.8% and sales volume increased sales by 1.2%, while divestitures decreased sales by 1.8%.

Net sales in the Pet Products segment decreased $30.3 million, or 3%, in fiscal 2002 compared to fiscal 2001. Increased trade spending driven by new product introduction costs decreased net sales by 1.9%, in both pet food and pet snacks. Sales volume decreased sales 0.4% in fiscal 2002, primarily in pet food, which was partially offset by volume increases in pet snacks due to the successful launch of new products, and significant in-and-out gains in non-grocery channels. Divestitures decreased sales by 0.5% and foreign exchange decreased sales by 0.3%.

Net sales in the Soup and Infant Feeding Products segment increased $1.6 million, or 1%, in fiscal 2002 compared to fiscal 2001. Sales volume increased sales by 0.7%, primarily related to increases in soup partially offset by decreases in infant feeding and College Inn broth. Pricing decreased sales by 0.2%.

Cost of products sold

Cost of products sold decreased by $231.4 million, or 15%, in fiscal 2002 compared to fiscal 2001. Cost of products sold included restructuring charges of $4.9 million and $263.6 million in fiscal years 2002 and 2001, respectively. During fiscal 2002, increases in the Consumer Products and Soup and Infant Feeding Products segments were more than offset by declines in the Pet Products segment and a $4.7 million gain on the sale of assets.

Selling, general and administrative

SG&A expense decreased by $70.2 million, or 21%, in fiscal 2002 compared to fiscal 2001. SG&A included restructuring charges of $0.6 million and $75.7 million in fiscal years 2002 and 2001, respectively. During fiscal 2002, the amount of costs charged to the Acquired Businesses by Heinz for shared-services functions, including warehousing costs, variable and fixed selling expenses, and general and administrative costs such as information systems support, human resources, finance and accounting, increased. These costs increased primarily as a result of an increased allocation of shared-service costs from Heinz, which were allocated based on revenue across several Heinz businesses. The operations of the Pet Products and Consumer Products segments were transitioned into the shared-services functions during fiscal 2001 and, therefore, were not charged a full portion of shared-service costs prior to fiscal 2002. Prior to fiscal 2001, Pet Products and Consumer Products segments accounted for costs for these services on a stand-alone basis. The nature and amount of these costs has changed after the Merger.

Operating income

Operating income increased $285.4 million to $260.7 million in fiscal 2002 from a loss of $24.7 million in fiscal 2001, primarily as a result of the recognition of $339.3 million of restructuring charges during fiscal 2001. During 2002, decreases in the Pet Products, Consumer Products and Soup and Infant Feeding Products segments were driven by reductions in gross profit and higher general and administrative costs.

Provision for income taxes

The provision for income taxes increased by $75.0 million, from $6.9 million to $81.9 million, in fiscal 2002 compared to fiscal 2001. The effective tax rate for fiscal 2002 was 31.3% on profits of $261.9 million. The fiscal 2001 effective tax rate was negatively impacted by nondeductible foreign losses resulting in a $6.9 million tax provision on a loss of $29.3 million.

Net income

Net income increased $216.2 million to $180.0 million in fiscal 2002 from a loss of $36.2 million in fiscal 2001.

Pro Forma Operating Results

The following table summarizes unaudited pro forma financial information for the current year and the prior year assuming the Merger occurred at the beginning of the years presented. The pro forma financial information is for informational purposes only and is not necessarily indicative of results that would have existed had the Merger occurred on the assumed dates and it is not necessarily indicative of future results. The following pro forma financial information has not been adjusted to reflect any efficiencies that may be realized as a result of the Merger.

	Fiscal Year
	2003	2002
	(In millions, except share data)
Net sales	$3,059.2	$3,184.0
Net income (a)	$129.3	$141.8
Basic net income per common share	$0.62	$0.68
Diluted net income per common share	$0.62	$0.68

(a)	Merger-related expenses for legal and financial advisory services in the historical pre-Merger financial statements of Del Monte of $34.6 million ($21.1 million net of taxes) have been excluded from net income for fiscal 2003.

Pro forma net sales for fiscal 2003 decreased $124.8 million, or 3.9%, to $3.06 billion, compared to $3.18 billion of pro forma net sales for fiscal 2002. Partially offsetting the net sales declines described in “Results of Operations” for the Acquired Businesses, Del Monte Brands recognized growth of $15.7 million in net sales during fiscal 2003. Increased vegetable volumes due to strong merchandising, and increased single-serve fruit, fruit-in-produce, and solid tomato volumes, partially offset by higher trade spending, led increased net sales for Del Monte Brands.

Pro forma net income for fiscal 2003 decreased $12.5 million, or 8.8%, to $129.3 million compared to $141.8 million of pro forma net income for fiscal 2002. The decrease was primarily due to the effect on cost of products sold of the inventory step up in connection with the Merger of $15.6 million ($25.5 million pre-tax), a $5.9 million deferred tax charge incurred during fiscal 2003, and a $2.9 million ($4.7 million pre-tax) gain on the sale of assets during fiscal 2002. These decreases were partially offset by $26.2 million ($42.3 million pre-tax) of debt refinancing expenses and higher pro forma interest expense during fiscal 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate our estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and intangibles and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods. Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K.

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for fiscal 2003. The following is a summary of the more significant judgments and estimates used in the preparation of the our consolidated financial statements:

Trade Promotions:  Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time. Deductions are offset against related trade promotion accruals.

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

Retirement Benefits:  We sponsor non-contributory defined benefit pension plans, defined contribution plans, and unfunded retirement benefit plans. Additionally, the Company sponsors certain medical, dental and life insurance plans to eligible retired, salaried, non-union hourly and union employees. Independent third party actuaries utilize several statistical and other factors in an attempt to anticipate future events in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by us in future periods.

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

Goodwill and Intangibles with Indefinite Lives:  Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability, consistent with our performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

Liquidity and Capital Resources

Our financial statements for fiscal years 2001 and 2002 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company during these periods. Following the Merger, our primary cash requirements are to make payments on our debt, finance seasonal working capital needs and to make capital expenditures. Internally generated funds and amounts available under our revolving credit facility are our primary sources of liquidity.

Notes.    On December 20, 2002, in connection with the Spin-off and Merger, SKF issued $450.0 million ($300.0 million of which was issued directly to Heinz in connection with the Spin-off and subsequently sold by Heinz) of 8.625% senior subordinated notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. We have the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010. We are obligated, under a registration rights agreement we entered into for the benefit of the holders of the 2012 Notes, to use our reasonable best efforts to consummate an exchange offer for the 2012 Notes pursuant to which the 2012 Notes would be exchangeable for substantially identical registered notes (the “Exchange Offer”) or cause to become effective a shelf registration statement for resale of the 2012 Notes. If neither the Exchange Offer has been consummated nor the shelf registration statement has become effective prior to July 31, 2003, the annual interest rate on the 2012 Notes will increase by 0.5% until the Exchange Offer is consummated or the shelf registration statement becomes effective. We anticipate filing a registration statement with the Securities and Exchange Commission relating to the Exchange Offer. However, we anticipate that the Exchange Offer will not be consummated by July 31, 2003, and we anticipate that as a result the interest rate on the 2012 Notes will be increased pursuant to the terms of the registration rights agreement until such consummation.

On May 15, 2001, DMC sold $300.0 million of 9.25% Senior Subordinated Notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. We have the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, DMC assumed the 2011 Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 2011 Notes. The 2011 Notes are also guaranteed by DMFC. On the date of the Merger, the 2011 Notes were recorded at their fair market value, or $312.0 million. During fiscal 2003, $0.5 million of the recorded premium was amortized through earnings as a reduction to interest expense. The remaining premium will be amortized over the life of the 2011 Notes at $1.4 million per year.

Term Loan Obligations.    On December 20, 2002, in connection with the Merger, we borrowed under the following senior credit facilities:

•	Term A Loan—$195.0 million under a six-year floating-rate term loan obligation with interest generally payable on the last day each applicable interest period. Scheduled principal payments of the Term A Loan begin on April 30, 2004 and end on the maturity date.

•	Term B Loan—$705.0 million and €44.0 million ($45.0 million U.S. Dollar equivalent on December 20, 2002) under an eight-year floating-rate term loan obligation with interest generally payable on the last day of each applicable interest period. Scheduled principal payments of the Term B Loan began on April 25, 2003 and end on the maturity date.

On April 25, 2003, we made scheduled payments of $1.8 million and €0.1 million, and unscheduled prepayments of $37.5 million and €0.9 million of Term B Loan principal, bringing the outstanding Term B Loan balances to $665.7 million and €43.0 million. Also on April 25, 2003, we made a $26.6 million unscheduled prepayment of Term A Loan principal, bringing the outstanding Term A Loan balance to $168.4 million. As a result of the unscheduled principal payments, prepayment premiums of $0.8 million were recognized in other expense and accelerated amortization of loan origination fees resulted in a $1.2 million charge to interest expense. We have entered into certain amendments with our credit facility lenders and have been granted certain waivers since December 20, 2002 with respect to our credit facilities, including a Letter Agreement and Waiver dated as of March 19, 2003, which among other things modified the schedule of real estate included in the credit facilities, and a Letter Agreement and Waiver No. 2 dated as of April 23, 2003, which among other things modified our financial reporting obligations under the credit facilities.

From December 20, 2002 through April 27, 2003, the Euro strengthened considerably against the U.S. Dollar, going from 1.02 to 1.10 dollars per euro. A portion of the Term B Loan is denominated and payable in Euros. The change in exchange rates has resulted in an increase in the US Dollar equivalent of the obligation and a $3.6 million foreign currency loss recognized in other expense. (See Item 7A “Quantitative and Qualitative Disclosures About Market Risks” for an explanation of the U.S. Dollar/Euro currency swap entered into on January 24, 2003 in relation to the euro denominated debt.)

On April 27, 2003, the interest rates payable on the Term A Loan, the U.S. Dollar denominated Term B Loan, and the Euro denominated Term B Loan were 4.82%, 5.05% and 6.30%, respectively.

We continue to review our options with respect to a possible refinancing of all or a portion of our floating-rate term debt, including, given current market conditions, the possibility of converting a portion of such debt into fixed rate senior or subordinated debt.

Revolving Credit Facility.    On December 20, 2002, in connection with the Merger, DMC established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several lenders, under which $93.0 million was initially borrowed. As of April 27, 2003, the outstanding balance on the Revolver was zero. Since that date, no additional amounts have been borrowed under the Revolver. To maintain availability of funds under the facility, we pay a 0.50% commitment fee on the unused portion of the Revolver. The Revolver is used to fund our seasonal working capital needs, which are affected by the growing cycles of the fruits, vegetables and tomatoes we process. The vast majority of Del Monte Brands’ inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver may fluctuate significantly throughout the year.

We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. At April 27, 2003, scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (In millions):

2004	$11.5
2005	26.2
2006	34.7
2007	43.1
2008	51.5

Restrictive Covenants

Our credit facilities and the indentures governing the senior subordinated notes contain covenants that restrict our ability and the ability of our subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem our capital stock, make other restricted payments, including investments, sell our assets, incur liens, transfer all or substantially all of our assets and enter into consolidations or mergers. Our credit facilities also require us to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. We believe that we are currently in compliance with all such financial covenants, and were in compliance therewith as of April 27, 2003. The most restrictive of the financial covenants contained in the credit agreements is the maximum total debt ratio.

Capital Expenditures.    On January 30, 2003, we announced a plan to reconfigure our Mendota, IL facility to provide soup production capabilities similar to those in our Pittsburgh, PA plant. Capital expenditures related to this project are expected to be approximately $25.0 million. Necessary plant construction is expected to be completed by fall 2003. We also anticipate future capital expenditures related to the integration of the Acquired Businesses. Our estimated fiscal 2004 capital expenditures of approximately $100.0 million are comprised primarily of equipment replacement and other improvements, economic return and cost saving projects, the Mendota soup production project and information systems integration.

Pension Funding

Prior to the Merger, employees of the Acquired Businesses participated in certain defined benefit pension plans, multi-employer plans and defined contribution plans sponsored by Heinz. Heinz charged the Acquired Businesses for the costs of the defined benefit plans as determined by actuarial valuations. Pursuant to the Employee Benefits Agreement, entered into by Heinz and the Acquired Businesses in connection with the Merger (the “Employee Benefits Agreement”), certain employment and benefit related assets and liabilities associated with employees of the Acquired Businesses, except as otherwise noted in the Employee Benefits Agreement, were assigned to and assumed by Del Monte upon the completion of the Merger.

Our pension plans are underfunded by $94.6 million as of April 27, 2003. This deficit is primarily due to investment losses and benefit payments to plan participants in recent years related to the pre-Merger Del Monte pension plans, which were underfunded by $71.2 million at the date of the Merger. Since the Merger, additional costs and losses have been incurred by the plans. We have recorded a minimum pension liability adjustment of $12.4 million (net of tax of $8.0 million) as part of other comprehensive loss in our consolidated statements of stockholders’ equity as of April 27, 2003. See Note 10 to the consolidated financial statements for fiscal 2003.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 27, 2003:

	Payments Due by Fiscal Year
	Total	2004-2006	2007-2008	2009 and thereafter
	(In millions)
Contractual and other cash obligations reflected on the balance sheet:
Long-term debt(1)	$1,646.8	$72.4	$94.6	$1,479.8
Other non-current liabilities(2)	313.0	65.8	87.4	159.8

	$1,959.8	$138.2	$182.0	$1,639.6

Contractual and other cash obligations not reflected on the balance sheet:(3)
Operating leases	$193.3	$97.0	$34.9	$61.4
Sourcing commitments (4)	2,709.4	1,550.3	577.8	581.3
Other(5)	7.8	7.8	—	—

	2,910.5	1,655.1	612.7	642.7

Total contractual and other cash obligations	$4,870.3	$1,793.3	$794.7	$2,282.3

(1)	See Note 7 to the consolidated financial statements for fiscal 2003; long-term debt on the balance sheet also includes $11.5 million fair value adjustment to the 9.25% senior subordinated notes that is of a non-cash nature.
(2)	See Notes 4 and 10 to the consolidated financial statements for fiscal 2003.
(3)	See Note 13 to the consolidated financial statements for fiscal 2003.
(4)	Priced at April 27, 2003 estimated costs.
(5)	Represents non-cancelable future minimum payments under the agreement with Electronic Data Systems Corporation to provide information services functions and support.

In October 1999, DMC entered into a ten-year operating lease, effective December 2000, to rent our principal administrative headquarters in San Francisco, CA. Payments under the terms of the lease are based on scheduled monthly base rents and an escalation of rent based on an annual estimate of the increase of our share of property taxes and building operating expenses. The lease provides two consecutive five-year renewal options at the end of the lease term. A standby letter of credit of $6.8 million is in place as security deposit for the lease.

In October 1995, DMC entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish and Yakima, WA; Mendota, IL; and Plover, WI. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three or four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, we have the option to purchase the warehouses at the greater of their market value or the sum of the landlord’s share of construction costs and any prepayment premium. A standby letter of credit of $2.1 million is in place as security deposit for the lease.

Commercial Commitments

Standby Letters of Credit.    We have standby letters of credit for certain operating leases, insurance-related requirements, and import guarantees required for our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 27, 2003, we had $52.0 million of outstanding standby letters of credit.

Cash Flows

In fiscal 2003, our cash and cash equivalents increased by $42.2 million, which is primarily the net impact of $495.7 million provided by operating activities, $174.9 million used in investing activities, and $285.2 million used in financing activities.

Operating Activities

Cash provided by operating activities increased $297.3 million, to $495.7 million in fiscal 2003. The increase includes $227.6 million of cash provided by the operating activities of the Del Monte Brands businesses after December 20, 2002. Increased inventories and receivable balances, which were converted into cash during the year, were primarily funded through the issuance of debt. The cash requirements of the Del Monte Brands businesses fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ businesses inventories are produced during the packing months, from June through October, and then depleted during the remaining seven months. Cash flow from operating activities is one of our main sources of liquidity.

Cash provided by operating activities decreased to $198.4 million in fiscal 2002 from $280.8 million in fiscal 2001. The decrease is primarily due to a reduction of accrued expenses primarily related to payments for restructuring accruals and in accounts receivable due to the termination of an accounts receivable factoring contract with a Heinz client in fiscal 2002, offset by decreased inventory levels.

Investing Activities

Cash used in investing activities was $174.9 million for fiscal 2003. Total capital expenditures of $197.2 million included the following:

	Fiscal Year
	2003	2002	2001
	(In millions)
Information technology	$10.1	$0.9	$8.2
Equipment replacement and other improvements	24.3	7.1	10.9
Economic return and cost savings	17.4	10.2	10.4
Environmental compliance	0.3	0.3	0.7
Synthetic lease buyout	135.5	—	—
Operation Excel	—	—	18.4
Synergy and Integration projects	9.6	—	—
Other	—	1.0	3.7

Total capital expenditures	$197.2	$19.5	$52.3

Information technology.    This type of capital expenditure relates to spending on internal use software, purchases of information technology equipment, and other capitalized software.

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

Synthetic lease buyout.    This type of capital expenditure relates to the buyout of all of our synthetic lease obligations related to certain warehouses and equipment.

Operation Excel.    This project was a restructuring initiative completed by the Acquired Businesses under the Heinz organization.

Synergy and Integration projects.    This type of capital expenditure includes projects related to the synergy and integration of Del Monte’s existing business with the Acquired Businesses, such as information technology integration, integration of production capabilities and integration of our sales offices.

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

Cash used for investing activities was $20.2 million in fiscal 2002 compared to cash provided of $107.7 million in fiscal 2001. Capital expenditures totaled $19.5 million in fiscal 2002 compared to $52.3 million in fiscal 2001. The decrease is primarily attributable to a reduction in Operation Excel related capital expenditures.

As part of the Heinz organization, the Acquired Businesses were involved in a company-wide restructuring initiative which began in fiscal 2001, named “Streamline.” In fiscal 2002, the cash requirements of Streamline were $58.7 million, consisting of severance and exit costs ($46.8 million), capital expenditures ($4.0 million) and implementation costs ($7.9 million). In fiscal 2001, the cash requirements of Streamline were $23.5 million, consisting of severance and exit costs ($2.4 million), capital expenditures ($0.3 million) and implementation costs ($20.8 million). Restructuring reserves remaining at December 20, 2002 were excluded from liabilities assumed by Del Monte in connection with the Merger. In connection with the Spin-off, Heinz retained any remaining reserves and all associated outstanding obligations related to Project Streamline.

As part of the Heinz organization, the Acquired Businesses were also involved in a company-wide growth and restructuring initiative in fiscal 1999, named “Operation Excel.” Operation Excel has been substantially completed. The Acquired Businesses have closed or exited all three factories that were scheduled for closure and sold the can making operations and a tuna processing facility in Ecuador. The Acquired Businesses financed the cash requirements of these programs through operations and cash provided by Heinz. There was a remaining reserve of $3.4 million at April 27, 2003 related to environmental remediation.

Financing Activities

Cash used in financing activities was $285.2 million for fiscal 2003. Prior to the Merger, Heinz centrally managed all of the cash flows related to the Acquired Businesses. For the period from May 1, 2002 through December 20, 2002, net settlements with the parent company of $141.4 million were paid to Heinz, generated primarily from the operations of the Acquired Businesses. This amount includes Heinz’s funding of the $97.6 million capital expenditure for assets under synthetic leases and $27.2 million of acquisition fees related to the Merger. Sales and earnings of the Acquired Businesses after the Merger offset the amounts funded by Heinz.

On the date of the Merger, we received gross proceeds of $150.0 million from the issuance of $450.0 million of 2012 Notes and borrowed $945.0 million under term loan obligations. Heinz received $300.0 million of our 2012 Notes, which were subsequently sold by Heinz, and cash of $770.0 million, bringing the total amount received by Heinz to $1.07 billion. In addition, on December 20, 2002, we took an initial draw of $93.0 million against our Revolver. The remaining proceeds from the issuance of the 2012 Notes, term loan obligations and Revolver were used to extinguish $289.5 million of our outstanding long term debt and $81.5 million of our former revolving credit facility, to fund financing fees related to the new debt incurred in connection with the Merger, and to pay fees and expenses related to the Merger.

After the Merger, we generated sufficient cash flows from operating activities to repay the initial draw against our Revolver. On April 27, 2003 we had $248.0 million of available unused line of credit under the credit facility.

Net parent (Heinz) settlements totaled $180.8 million and $388.2 million in fiscal 2002 and 2001, respectively.

Insurance

Prior to the Merger, the Acquired Businesses were covered by multiple insurance policies maintained by Heinz. At the date of the Merger, the Acquired Businesses were added to the appropriate existing Del Monte insurance policies or separate policies were purchased. We maintain insurance coverage to manage our risks related to workers compensation, property, automobile liability, general liability, directors and officers and other potential exposures. Insurance expense related to these policies in fiscal 2003 was $15.5 million. We retain all liabilities of up to $0.5 million per claim for workers compensation.

The insurance industry has become more selective in offering certain types of insurance coverage, such as property, product liability, product recall and directors and officers’ liability. We were able to obtain these insurance coverages for fiscal 2004. Our fiscal 2004 insurance program is consistent with both our past level of coverage and our risk management policies. Fiscal 2004 insurance expense is estimated at approximately $30 million, which includes estimated accruals of amounts for our loss sensitive insurance policies. We cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

Environmental Matters

Environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and underground storage tank (“UST”) remediation activities. We project that we will spend approximately $3.4 million in fiscal 2004 on capital projects and other expenditures in connection with environmental compliance. We believe that our environmental liabilities will not have a material adverse effect on our financial position or results of operations. See “Item 1. Business — Governmental Regulation; Environmental Compliance.”

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

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The write-off of previously capitalized debt issuance costs as a result of debt prepayments no longer constitutes an extraordinary item under the guidance of SFAS 145. We have adopted SFAS 145 during fiscal 2003 and therefore, we have not classified losses resulting from the prepayment of debt as extraordinary items.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 applies prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, if any. The disclosure provisions of FIN 45 have been adopted in this report.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as defined in Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format in annual and interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective and have been adopted in fiscal 2003.

Beginning in fiscal 2004, we have elected to adopt the fair value method of accounting for stock based compensation. Historically, we applied the intrinsic value method permitted under SFAS 123, as defined in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock based compensation plans. We have evaluated the alternative methods of transition to SFAS 123 and have elected the prospective method. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. During fiscal 2004, the fair value of our projected stock-based compensation grants, based on the current stock price, stock volatility, and interest rates, is estimated to be approximately $13.4 million. We expect to recognize approximately $2 million of compensation expense in fiscal 2004 related to the grants that we expect to make in fiscal 2004.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30. 2003. We do not expect SFAS 149 to have a material effect on our consolidated financial statements.

Related Party Transactions

DMC is a direct, wholly-owned subsidiary of Del Monte Foods Company. DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of Del Monte. As of April 27, 2003, DMFC’s sole asset was the stock of DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the members of the Board of Del Monte. Del Monte Foods Company is separately liable under various guarantees of indebtedness of DMC, which guarantees of indebtedness are full and unconditional.

Transactions with Heinz and its Affiliates.    Prior to the Spin-off and Merger, Heinz provided a number of services to the Acquired Businesses for which costs were charged to the Acquired Businesses. These services included: shared-services functions including warehousing costs, variable and fixed selling expenses, and general and administrative costs such as information systems support, human resources, finance and accounting. These costs, which were allocated based on revenue, are included in our combined statements of income as a component of SG&A in the amounts of $31.7 million, $90.6 million and $68.1 million in fiscal years 2003, 2002 and 2001, respectively. With respect to this paragraph, fiscal 2003 represents only the period from May 2, 2002 to December 20, 2002. In addition, certain of Heinz’ general and administrative expenses, consisting of salaries of corporate officers and staff and other Heinz corporate overhead, were charged to the Acquired Businesses and included in SG&A in our combined statements of operations. In fiscal 2003, 2002 and 2001, total costs charged to the Acquired Businesses for these services were $6.8 million, $11.8 million and $12.3 million, respectively.

Heinz also provided insurance coverage to employees of the Acquired Businesses and charged the Acquired Businesses for their share of group health insurance costs for eligible employees based upon location-specific costs, overall insurance costs and actual loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Acquired Businesses through Heinz’s corporate programs. Workers’ compensation, auto, property, product liability and other insurance coverages were charged directly to the Acquired Businesses based on actual loss experience. Total costs charged to the Acquired Businesses for these services were $15.8 million, $23.1 million and $28.6 million in 2003, 2002 and 2001, respectively. Pension costs and post-retirement costs were also charged to the Acquired Businesses based upon eligible employee participation.

The Acquired Businesses also sold products to and purchased products from other Heinz affiliates. Sales to related parties were $3.2 million, $7.3 million and $16.0 million in fiscal 2003, 2002 and 2001, respectively, and purchases from related parties were $2.1 million, $2.4 million and $2.0 million in 2003, 2002 and 2001, respectively.

For periods after the Spin-off and Merger, Heinz is no longer providing the corporate services mentioned above. In accordance with the Merger Agreement and the Transition Services Agreement, Heinz will provide certain services to Del Monte including, for example, payroll and employee benefits administration for employees of the Acquired Businesses and brokerage services for our seafood and soup and infant feeding foodservice sales and Heinz and Del Monte will share certain facilities for up to two years following the Merger. Transactions with Heinz and its affiliates are no longer considered related party transactions and are negotiated at market rates.

Transactions with Texas Pacific Group.    In 1997, we entered into a ten-year Management Advisory Agreement under which TPG Partners, L.P. was entitled to receive an annual fee for management advisory services. We also entered into a ten-year Transaction Advisory Agreement with TPG Partners, L.P. for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization). Both of these agreements were terminated at the time of the completion of the Merger with final payments of $0.2 million under the Management Advisory Agreement and $9.0 million under the Transaction Advisory Agreement. Also effective upon completion of the Merger, the existing registration rights agreement among Del Monte, TPG Partners, L.P. and TPG Parallel I, L.P. was terminated and we entered into a new Stockholder Rights Agreement relating to registration rights with TPG Partners, L.P. and TPG Parallel I, L.P.

Compensation earned by Mr. William Price as a director of Del Monte, excluding options, is paid to TPG Partners, L.P. Mr. Price is an officer of TPG. In fiscal 2003, Mr. Price earned $0.02 million and 2,119 shares of Del Monte common stock.

Transactions with Management.    In 1998, we sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 million in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. Other than these loans to the Chief Executive Officer and Chief Operating Officer, there were no outstanding Company loans or advances to any of our directors or executive officers or members of their immediate families.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

The principal financial market risks to which we are exposed are changes in interest rates, foreign currency rates and commodity prices.

Interest Rates.    Our primary market risk exposure is that of interest rate risk. Interest expense in regard to our revolving and term loan facilities is calculated using a reference interest rate plus a credit margin. Therefore, given a fixed debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates.

We are the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0 million. Two interest rate swaps with a combined notional amount of $125.0 million were used by pre-Merger Del Monte to hedge floating rate debt. On December 20, 2002, the date of the Merger, the hedged debt was repaid. During the period from December 20, 2002 through December 31, 2002, the Company recognized a loss of $0.3 million related to changes in the market value of the two swaps, which were not designated as hedges of specific transactions during this period. On December 31, 2002, a formal cash flow hedge relationship was established between the two remaining swaps and a portion of our floating rate debt. The fair value of the swaps at December 31, 2002 was a liability of $6.9 million, which will be amortized as a reduction to interest expense during the remaining life of the swaps. During fiscal 2003, we amortized $1.4 million of the swap liability and expect to amortize $4.2 million and $1.3 million during fiscal 2004 and 2005, respectively.

On February 24, 2003, we entered into six interest rate swaps, with a combined notional amount of $300.0 million, as the fixed- rate payer. The swaps had a delayed effective date of April 25, 2003 and will mature on April 28, 2006. On February 24, 2003, a formal cash flow hedge relationship was established between the six swaps and a portion of our floating rate debt.

During fiscal 2003, our interest rate cash flow hedges resulted in a $1.4 million decrease to other comprehensive income, a $0.9 million increase in deferred tax assets, and a $0.2 million increase in other expense. The fair value of our interest rate swaps on April 27, 2003 was a liability of $8.0 million and is recorded in other non-current liabilities.

Foreign Currency Rates.    Our foreign currency exposure is primarily related to the Euro denominated Term B Loan of €43.0 million. On January 24, 2003, the Company entered into a U.S. Dollar/Euro currency swap, as an economic hedge of the periodic Euro denominated principal and interest payments on the debt. On April 25, 2003, the same date as the €1.0 million Term B Loan principal payment, the notional amount of the currency swap was reduced by €1.0 million and scheduled principal and interest payments were modified to mirror the loan over the remaining term of the swap. During the year, the value of the currency swap increased due to the strengthening of the Euro versus the U.S. Dollar and resulted in a $0.2 million increase in other assets and a corresponding decrease in other expense.

The table below presents our market risk associated with debt obligations and associated derivatives as of April 27, 2003. The fair values included are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on April 27, 2003. Our foreign denominated debt appears in both the interest rate risk and the foreign exchange risk sections of the table.

	Maturity						Total	Fair Value End of Fiscal 2003
	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	After Fiscal 2008
Interest Rate Risk:	(Currency in millions)
Debt (USD Equivalent )
Fixed Rate ($US)	$0.1	$0.1	$0.2	$0.2	$0.2	$764.4	$765.2	$804.2
Average Interest Rate	5.89%	5.89%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate ($US)	$10.9	$25.6	$34.0	$42.5	$50.9	$670.3	$834.1	$834.1
Average Interest Rate	4.96%	4.88%	4.86%	4.86%	4.85%	5.06%	5.00%
Variable Rate (EUR)	$0.5	$0.5	$0.5	$0.5	$0.5	$45.1	$47.5	$47.5
Average Interest Rate	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%
Interest Rate Swaps
Pay Fixed/Receive Variable
Notional Amount	$0.5	$125.5	$0.5	$345.5	—	—	$471.9	$(8.2)
Average Rate Receivable	6.30%	1.31%	6.30%	1.98%	—	—	1.81%
Average Rate Payable	5.27%	4.92%	5.27%	2.87%	—	—	3.42%
Foreign Exchange Risk:
Euro Denominated Debt Variable Rate	€0.4	€0.4	€0.4	€0.4	€0.4	€41.0	€43.0	€43.0
Foreign Exchange Swaps
Receive Euro/Pay US Dollar
Notional Amount	€0.4	€0.4	€0.4	€41.8	—	—	€43.0	$0.2
Contractual Exchange Rate	1.09	1.09	1.09	1.09	—	—	1.09

Commodities Prices.    We use commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil, soybean meal and wheat. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases that meet the criteria for hedge accounting are designated as cash flow hedges. When using a commodity option as a hedging instrument, we exclude the time value of the option from the assessment of hedge ineffectiveness. At April 27, 2003, the market value of our commodities hedges was not material. For fiscal 2003, our commodities hedges decreased other expense by $1.5 million and reduced cost of products sold by $0.8 million.

Item 8.    Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Del Monte Foods Company

We have audited the accompanying consolidated balance sheet of Del Monte Foods Company and subsidiaries as of April 27, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of April 27, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Notes 3 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on May 2, 2002.

/s/ KPMG LLP

June 6, 2003, except as to the first paragraph

under “Legal Proceedings” of Note 13

which is as of July 21, 2003

San Francisco, California

The Board of Directors and Stockholders

Del Monte Foods Company

In our opinion, the accompanying combined balance sheets and the related statements of income and of cash flows present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries (formerly known as SKF Foods Inc.) (the Company) at May 1, 2002 and May 2, 2001, and the results of their income and their cash flows for each of the two years in the period ended May 1, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PriceWaterhouse Coopers LLP

July 12, 2002 except for the information in Note 6, Note 9 and Note 17 applicable to the years ended May 1, 2002 and May 2, 2001 as to which the date is July 17, 2003

Pittsburgh, Pennsylvania

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	April 27, 2003	May 1, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42.7	$0.5
Trade accounts receivable, net of allowances	222.4	195.6
Inventories	773.1	330.6
Deferred tax assets	16.4	5.1
Prepaid expenses and other current assets	84.8	46.9

TOTAL CURRENT ASSETS	1,139.4	578.7
Property, plant and equipment, net	873.5	337.1
Intangible assets, net	1,456.3	886.8
Other assets, net	75.7	32.7

TOTAL ASSETS	$3,544.9	$1,835.3

LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$432.4	$106.9
Short-term borrowings	0.6	—
Current portion of long-term debt	11.5	—

TOTAL CURRENT LIABILITIES	444.5	106.9
Long-term debt	1,635.3	—
Deferred tax liabilities	202.7	113.1
Other non-current liabilities	313.0	22.7

TOTAL LIABILITIES	2,595.5	242.7

Parent company’s investment	—	1,592.6

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,303,371 in 2003)	$2.1	$—
Notes receivable from stockholders	(0.4)	—
Additional paid-in capital	937.0	—
Accumulated other comprehensive loss	(9.6)	—
Retained earnings	20.3	—

TOTAL STOCKHOLDERS’ EQUITY	949.4	—

TOTAL LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY	$3,544.9	$1,835.3

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2003	2002	2001
Net sales	$2,171.1	$1,817.0	$1,833.2
Cost of products sold	1,585.4	1,295.7	1,527.1
Selling, general and administrative expense	334.9	260.6	330.8

OPERATING INCOME (LOSS)	250.8	260.7	(24.7)

Interest expense	45.3	—	—
Other expense (income)	4.4	(1.2)	4.6

INCOME (LOSS) BEFORE INCOME TAXES	201.1	261.9	(29.3)

Provision for income taxes	67.6	81.9	6.9

NET INCOME (LOSS)	$133.5	$180.0	$(36.2)

Basic earnings per common share	$0.76	$1.15	$(0.23)

Diluted earnings per common share	$0.76	$1.15	$(0.23)

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In millions, except share data)

	Common Stock
	Shares	Amount	Notes Receivable from Stockholders	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at May 1, 2002	—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	133.5	133.5
Other comprehensive loss:
Minimum pension liability adjustment (net of tax of $ 8.0)	—	—	—	—	(12.4)	—	(12.4)
Loss on cash flow hedging instruments (net of tax of $ 0.9)	—	—	—	—	(1.4)	—	(1.4)
Currency translation adjustment	—	—	—	—	4.2	—	4.2

Comprehensive income							123.9

Spin-off transaction	156,921,228	1.6	—	486.0	—	(113.2)	374.4
Merger	52,329,556	0.5	(0.4)	450.2	—	—	450.3
Issuance of shares	52,587	—	—	0.3	—	—	0.3
Restricted stock units and unearned compensation	—	—	—	0.5	—	—	0.5

Balance at April 27, 2003	209,303,371	$2.1	$(0.4)	$937.0	$(9.6)	$20.3	$949.4

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$133.5	$180.0	$(36.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from early debt prepayment	2.0	—	—
Depreciation and amortization	50.5	58.9	79.6
Foreign currency losses	3.6	—	—
Provision for restructuring	—	5.5	339.3
Other non-cash items, net	11.3	(5.7)	(8.4)
Deferred taxes	30.4	42.9	(12.6)
Changes in operating assets and liabilities net of effects of Merger:
Trade accounts receivable	116.8	(18.9)	20.6
Inventories	211.8	20.6	82.6
Prepaid expenses and other current assets	(25.7)	8.8	11.4
Other assets, net	(5.8)	—	—
Accounts payable and accrued expenses	(50.7)	(84.7)	(192.7)
Other non-current liabilities	18.0	(9.0)	(2.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	495.7	198.4	280.8

INVESTING ACTIVITIES:
Capital expenditures	(197.2)	(19.5)	(52.3)
Net proceeds from sale or disposal of assets	2.0	1.4	78.9
Proceeds from divestitures	—	—	86.5
Net cash acquired in Merger	7.0	—	—
Other items, net	13.3	(2.1)	(5.4)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(174.9)	(20.2)	107.7

FINANCING ACTIVITIES:
Net parent settlements	(141.4)	(180.8)	(388.2)
Proceeds from short-term borrowings	121.7	—	—
Payments on short-term borrowings	(203.2)	—	—
Proceeds from long-term debt	1,095.0	—	—
Principal payments on long-term debt	(356.5)	—	—
Deferred debt issuance costs	(36.0)	—	—
Payments for prepayment premium	(0.8)	—	—
Return of capital to Heinz	(770.0)	—	—
Other items, net	6.0	—	—

NET CASH USED IN FINANCING ACTIVITIES	(285.2)	(180.8)	(388.2)

Effect of exchange rate changes on cash and cash equivalents	6.6	1.9	0.3

NET CHANGE IN CASH AND CASH EQUIVALENTS	42.2	(0.7)	0.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.5	1.2	0.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42.7	$0.5	$1.2

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 27, 2003

(In millions, except share and per share data)

Note 1.    The Merger and Basis of Presentation

On December 20, 2002, Del Monte Foods Company (the “Company”, “DMFC” or “Del Monte”) completed the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). The acquisition was completed pursuant to a Separation Agreement (the “Separation Agreement”), dated June 12, 2002, between Heinz and SKF Foods Inc., then a wholly-owned direct subsidiary of Heinz (“SKF”), and an Agreement and Plan of Merger (the “Merger Agreement”), dated June 12, 2002, by and among the Company, Heinz, SKF and Del Monte Corporation, a wholly-owned direct subsidiary of the Company (“DMC”).

Under the terms of the Merger Agreement and Separation Agreement, immediately prior to the merger (i) Heinz transferred the Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002, and (ii) immediately following the Spin-off, DMC, a wholly-owned subsidiary of DMFC, merged with and into SKF, with SKF being the surviving corporation and becoming a new wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, each share of SKF common stock was converted into 0.4466 shares of Del Monte common stock. The Company issued 156.9 million shares of Del Monte’s common stock as a result of the Merger. Immediately following the Merger, SKF, as the new wholly-owned subsidiary of DMFC, changed its name to “Del Monte Corporation” (with respect to periods after the Merger, “DMC”).

The Company believes Del Monte stockholders will benefit from the financial strength; enhanced strategic and market position; and increased scale, scope and diversity of operations, distribution channels, product lines, served markets and customers that it achieved by combining Del Monte’s businesses and the Acquired Businesses. The Merger has increased the liquidity and trading volume of Del Monte’s common stock, expanded Del Monte’s investor base and generated enhanced analyst coverage of Del Monte.

The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC the acquiree, primarily because Heinz shareholders owned a majority, approximately 74.5 percent, of the DMFC’S common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of the Company as of the completion of the Merger. For the current fiscal year, the Company’s financial statements reflect the combined operations of SKF and the existing Del Monte businesses beginning December 20, 2002, and reflect solely the operations of SKF prior to December 20, 2002.

The preparation of the historical financial statements include the use of “carve out” and “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Heinz parent company or affiliate level, which related to or were incurred on behalf of SKF, have been identified and allocated or pushed down, as appropriate, to the financial results of SKF prior to the Merger. Allocations were made primarily on a percentage-of-revenue basis. No debt or interest expense was allocated to SKF from Heinz.

These historical financial statements are not indicative of the results of operations that would have existed or will exist in the future assuming SKF was operated as an independent company or as a subsidiary of Del Monte. Further, since the historical financial statements of the Company do not include the historical financial results of pre-Merger DMC prior to December 20, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a fiscal year.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation. This is part of the Company’s efforts to align the accounting practices of the Acquired Businesses and the business that existed prior to the Merger. The effect was a reduction of $59.9 and $50.7 in selling, administrative and general expense and a corresponding increase in cost of products sold for the previously reported years ended May 1, 2002 and May 2, 2001, respectively.

The purchase price to acquire DMC was allocated based on the fair value of the assets and liabilities acquired. The Company obtained an independent valuation of it’s property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The initial purchase price allocation has been adjusted primarily as a result of refinements in the Company’s assumptions in relating to property, plant and equipment, inventories and accrued postretirement benefits. These adjustments have caused a change in the determination of the amounts of deferred taxes upon the completion of the Merger. As a result of the changes in purchase price allocation, goodwill has increased to $147.6 as of April 27, 2003. The purchase price allocation recorded in connection with the Merger may change after the completion of the final evaluation of taxes for pre-Merger Del Monte in relation to periods prior to December 20, 2002. The purchase price of $451.0 has been calculated as follows:

52,329,556 shares of Del Monte common stock outstanding at December 20, 2002, at a closing price of $7.73 per share	$404.5
Fair value of options held by Del Monte employees	18.5
Acquired Businesses acquisition fees	28.0

Purchase price	$451.0

The total purchase price of the transaction has been allocated as follows:

Current assets	$853.9
Property, plant and equipment, net	409.4
Non-amortizable trademarks	414.3
Other assets	102.0
Goodwill	147.6
Current liabilities	(462.0)
Long-term debt	(598.6)
Deferred tax liabilities	(163.6)
Other non-current liabilities	(252.7)
Unearned compensation	0.7

$451.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Note 2.    Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information for the current year and the prior year assuming the Merger occurred at the beginning of the years presented. This pro forma financial information is for informational purposes only and is not necessarily indicative of actual results that would have existed had the Merger occurred at the beginning of each year and it is not necessarily indicative of future results. In addition, the following unaudited pro forma financial information has not been adjusted to reflect any operating efficiencies that may have been realized as a result of the Merger.

	Fiscal Year
	2003	2002
Net sales	$3,059.2	$3,184.0
Net income (a)	$129.3	$141.8
Basic net income per common share	$0.62	$0.68
Diluted net income per common share	$0.62	$0.68

(a)	Merger-related expenses for legal and financial advisory services in the historical, pre-Merger financial statements of Del Monte of $34.6 ($21.1 net of taxes) have been excluded from net income for the year ended April 27, 2003.

Note 3.    Business and Significant Accounting Policies

Business and Segment Information:  Del Monte is one of the country’s largest and most well-known producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, S&W, Contadina, and College Inn, and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, and Pounce. Its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors. The Company utilizes 16 production facilities and 18 distribution centers in the United States and has additional operating facilities in American Samoa, Canada and Venezuela.

The Company’s businesses are aggregated into three reportable segments: Consumer Products, Pet Products and Soup and Infant Feeding Products. The Consumer Products segment includes branded shelf-stable seafood, fruit, vegetable, and tomato products. The Pet Products segment includes dry and wet pet food, pet snacks and veterinary products. The Soup and Infant Feeding Products segment includes soup, broth, infant feeding and pureed products.

Fiscal Year:  Historically, SKF (the accounting acquirer) operated on a 52 or 53-week fiscal year ending the Wednesday closest to April 30. During fiscal 2003, the Company’s year-end was changed from the Wednesday nearest April 30 to the Sunday closest to April 30. Fiscal years for the financial statements presented herein ended April 27, 2003, May 1, 2002 and May 2, 2001.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company accounts for its investments in joint ventures under the equity method of accounting, under which the investment in the joint venture is adjusted for the Company’s share of the profit or loss of the joint venture.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Critical Accounting Policies and Estimates:  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions and as additional information becomes available in future periods. The Company believes the following are the more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Trade Promotions: Trade promotions are an important component of the sales and marketing of the Company’s products, and are critical to the support of it’s business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to Del Monte. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time. Deductions are offset against related trade promotion accruals.

•	Coupon Redemption: The Company offers coupons to consumers in the normal course of business. Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by independent coupon redemption clearing-houses based on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.

•	Retirement Benefits: The Company sponsors non-contributory defined benefit plans, defined contribution plans and unfunded retirement benefit plans. Additionally, the Company sponsors certain medical, dental and life insurance plans which provide benefits to eligible retired, salaried, non-union hourly and union employees. Independent third party actuaries utilize several statistical and other factors in an attempt to anticipate future events in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

•

Retained-insurance Liabilities:  The Company retains liabilities of up to $0.5 per claim under its loss sensitive worker’s compensation insurance policy. Under its general and automobile insurance policy, the Company retains liabilities of up to $0.25 per claim. An independent, third-party actuary estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid to-date to obtain an estimate of the remaining liabilities. Actuarial estimates of

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

ultimate liability are based on actual incurred losses, estimates of incurred but not yet reported losses based on historical information from both the Company and the industry, and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

•	Goodwill and Intangibles with Indefinite Lives: The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) of the Financial Accounting Standards Board (“FASB”) during the first quarter of fiscal 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, the Company compares the fair value of a reporting unit (one level below an operating segment) with the goodwill assigned to its carrying value. The estimated fair value is computed using the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized.

If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of assets over the fair value of liabilities is the implied value of goodwill, which is used to determine the impairment amount.

For intangible assets with indefinite useful lives, estimated fair value is determined using the relief from royalty method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions regarding sales trends and profitability, consistent with the Company’s performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances.

The Company has designated the beginning of the fourth quarter as the annual impairment testing date for its intangible assets with indefinite useful lives and goodwill. Upon completion of the Merger, the Company obtained an independent valuation for pre-Merger Del Monte’s property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The purchase price allocation may change after the completion of the final evaluation of taxes for pre-Merger Del Monte in relation to periods prior to December 20, 2002. The Company’s assumptions used in the December 20, 2002 valuation had not substantially changed on the 2003 annual impairment testing date; accordingly the Company recognized no impairment for those assets. At the beginning of the fourth quarter of 2003, the Company obtained an independent valuation report for the Acquired Businesses’ intangible assets with indefinite useful lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and reporting units were identified.

Cash Equivalents:  The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Inventories:  Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. For the LIFO facilities, the Company has established various LIFO pools that have measurement dates coinciding with the natural business cycles of the inventories. There was no LIFO reserve balance as of April 27, 2003. No inventories were valued using LIFO as of May 1, 2002.

Property, Plant and Equipment and Depreciation:  Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements—10 to 45 years; buildings and leasehold improvements—10 to 30 years; machinery and equipment—7 to 15 years; computer software (included in machinery and equipment in Note 4)—2 to 10 years. Depreciation of plant and equipment and leasehold amortization was $45.4, $29.7 and $50.7 for the 2003, 2002 and 2001 fiscal years, respectively.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. The Company capitalized $5.4 of software development costs in fiscal 2003 related to systems supporting the Company’s infrastructure. Software development costs capitalized during fiscal 2002 were immaterial.

Long-lived Assets:  The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability were required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value. The Company has two non-operating production facilities currently held for sale in San Jose and Stockton, CA. The Company’s intangible assets with estimable lives have useful lives between 10 and 40 years and are amortized on a straight-line basis. Amortization expense for the years ended April 27, 2003, May 1, 2002 and May 2, 2001 was $3.8, $29.1 and $28.9, respectively.

Other Assets:  The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements. Amortization expense for deferred charges was $1.7 for the year ended April 27, 2003. There were no deferred debt issuance costs for fiscal 2002 and 2001, because the Company did not have debt prior to the Merger.

The Company pays slotting fees to its customers in order to place new products on grocery shelves. New products include brand extensions, line extensions and seasonal offerings. The Company capitalizes slotting fees as they are paid and amortizes them over a 12-month period. Capitalized slotting fees are included in prepaid expenses on the consolidated balance sheet at April 27, 2003.

Loans and advances, net:  Loans and advances, net primarily includes an interest-bearing loan in relation to the sale of an asset by the Company in fiscal 1997. Interest is payable on a monthly basis at a fixed rate and the principal of the loan is due in full in 2012.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Derivative Financial Instruments:  The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency and price exposures. The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company has designated each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

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

The Company formally documents its hedging relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other assets and other non-current liabilities. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting.

Fair Value of Financial Instruments:  The carrying amount of certain of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The carrying amount of the Company’s floating rate debt instruments approximates fair value because the interest rates payable adjust periodically to the current market rates. The fair value of the 9.25% senior subordinated notes with a total carrying amount of $311.5 was $322.9 at April 27, 2003. The fair value of the 8.625% senior subordinated notes with a total carrying amount of $450.0 was $477.6 at April 27, 2003. These fair values were estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. The Company did not have any senior subordinated notes as of May 1, 2002.

The carrying amounts of Del Monte’s derivative financial instruments were adjusted to fair value at April 27, 2003 and May 1, 2002. The fair value of these derivative financial instruments is the estimated amount that Del Monte would pay/receive to terminate them at April 27, 2003 and May 1, 2002, taking into account current market rates and the current creditworthiness of the counterparties. See Note 8 Derivative Financial Instruments for the fair value of Del Monte’s derivative financial instruments.

Income Taxes:  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Prior to the Merger, the Acquired Businesses joined with Heinz in the filing of consolidated domestic and foreign income tax returns. Tax expense for fiscal years 2003, 2002 and 2001 included the effect of certain tax sharing agreements the Acquired Businesses had with Heinz regarding those consolidated filings. Specifically, Heinz charged (refunded) the Acquired Businesses at the appropriate statutory rate for its taxable income (loss). In addition, Heinz charged the Acquired Businesses for their share of consolidated state tax expense based on their share of the state tax allocation factors. These tax sharing agreements were terminated upon the completion of the Merger.

Environmental Remediation:  The Company accrues for losses associated with environmental remediation obligations when such losses are probable, and the amounts of such losses are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of the remedial feasibility study. Such accruals are discounted to their present value and are adjusted as further information develops or circumstances change.

Parent Company’s Investment:  Parent company’s investment represents the original investment by Heinz adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable. On December 20, 2002, in accordance with the Separation Agreement, Heinz received a cash payment, debt securities, and all of the issued and outstanding common shares of SKF in exchange for its investment in the Acquired Businesses.

Comprehensive Income:  For the year ended April 27, 2003, comprehensive income is comprised of net income and other comprehensive income (“OCI”). OCI is comprised of minimum pension liability adjustments, currency translation adjustments and net unrealized gains on cash flow hedges. For the years ended May 1, 2002 and May 2, 2001, OCI was included in parent company’s investment. Comprehensive income (loss) was $179.8 and ($36.4) for the years ended May 1, 2002 and May 2, 2001, respectively.

Stock Option Plans:  The Company accounts for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”)). Accordingly, compensation cost is measured as the excess, if any, of the fair value of Del Monte’s stock at the date of the grant over the price the employee must pay to acquire the stock.

Beginning in fiscal 2004, the Company has elected to adopt the fair value method of accounting for stock based compensation. Historically, the Company applied the intrinsic value method permitted under SFAS 123, as defined in APB 25 and related interpretations, in accounting for our stock based compensation plans. Accordingly, no compensation cost was recognized for our stock incentive plans in the past. The Company has evaluated the alternative methods of transition and has elected the prospective method. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

In the fourth quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended April 27, 2003, May 1, 2002 and May 2, 2001: dividend yield of 0% for all years; expected volatility of 0.3644; risk-free interest rates of 3.47%, 4.47% and 5.99%, respectively; and expected lives of 7 years for all years. The weighted average fair value per share of options granted during the year was $3.32, $3.43 and $2.73, for the years ended April 27, 2003, May 1, 2002 and May 2, 2001, respectively.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized in fiscal 2003, 2002 and 2001 is deducted from net income. The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Fiscal Year
	2003	2002	2001
Net income (loss) as reported	$133.5	$180.0	$(36.2)
Deduct: Pro forma stock-based compensation expense, net of tax	0.4	0.2	0.1

Pro forma net income (loss)	$133.1	$179.8	$(36.3)

Earnings per share:
As reported—basic	$0.76	$1.15	$(0.23)
Pro forma—basic	$0.76	$1.15	$(0.23)
As reported—diluted	$0.76	$1.15	$(0.23)
Pro forma—diluted	$0.76	$1.15	$(0.23)

Revenue Recognition:  The Company recognizes revenue from sales of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by customer returns, consumer promotion costs relating to coupon redemption, performance allowances, and discounts.

For the years ended April 27, 2003, May 1, 2002 and May 2, 2001, one customer accounted for approximately 24%, 24% and 19% of sales, respectively. This customer accounted for approximately 19% of trade accounts receivable as of April 27, 2003. In fiscal 2003, the top ten customers represented approximately 54% of the Company’s sales. The Company closely monitors the credit risk associated with its customers.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

In January 2003, the Company appointed one primary national retail grocery broker to represent its products. The Company pays commissions to this broker based on a percentage of sales or on a case rate for some products. This broker represents the Company to a broad range of grocery retailers and alternate channel customers.

Cost of Products Sold:  Cost of products sold includes raw material, packaging, labor and overhead that are directly connected with bringing the products to a salable condition.

Foreign Currency Translation:  For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Effects of foreign currency translation were not significant for any periods presented.

Advertising Expenses:  The Company expenses all costs associated with advertising as incurred. Advertising expense was $76.9, $128.0 and $159.6 for the years ended April 27, 2003, May 1, 2002 and May 2, 2001, respectively.

Research and Development:  Research and development costs are included as a component of selling, general and administrative expense. Research and development costs charged to operations were $18.9, $15.1 and $8.9 for the years ended April 27, 2003, May 1, 2002 and May 2, 2001, respectively.

Earnings per Common Share:  Basic earnings per common share is computed by dividing net income attributable to common shares by weighted average number of common shares and share equivalents outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share, except for the inclusion of all potentially dilutive securities, including stock options, restricted stock units and awards under the AIAP Deferred Compensation Plan.

For periods prior to the Merger, weighted average shares outstanding have been retroactively restated to reflect the number of shares received by Heinz shareholders as a result of the Merger. Stock options previously held by SKF employees, which were converted to DMFC options in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, as part of the Merger, have also been retroactively restated to determine the dilutive effect during prior periods based on the weighted average stock prices of Del Monte during those periods. Subsequent to the Merger, the computation of weighted average shares outstanding includes all outstanding shares for the period after December 20, 2002 and the retroactively restated number of shares received by Heinz shareholders for the period prior to December 20, 2002.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Note 4.    Supplemental Balance Sheet Information

	April 27, 2003	May 1, 2002
Trade accounts receivable:
Trade	$229.3	$195.7
Allowance for doubtful accounts	(6.9)	(0.1)

TRADE ACCOUNTS RECEIVABLE, NET	$222.4	$195.6

Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.1)	$(0.2)
Additions: charged to costs and expenses	(7.2)	(0.9)
Deductions: write-offs or reversals	0.4	1.0

Allowance for doubtful accounts at end of year	$(6.9)	$(0.1)

Inventories:
Finished products	$618.5	$253.7
Raw materials and in-process material	51.4	64.1
Packaging material and other	103.2	12.8

TOTAL INVENTORIES	$773.1	$330.6

Prepaid expenses and other current assets:
Prepaid expenses	$38.6	$25.7
Other current assets	46.2	21.2

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$84.8	$46.9

Property, plant and equipment:
Land and land improvements	$76.0	$6.0
Buildings and leasehold improvements	334.6	167.4
Machinery and equipment	766.1	458.6
Construction in progress	44.7	33.9

	1,221.4	665.9
Accumulated depreciation	(347.9)	(328.8)

PROPERTY, PLANT AND EQUIPMENT, NET	$873.5	$337.1

Other assets:
Deferred debt issuance costs	$33.2	$—
Loans and advances, net	19.4	23.9
Investments in joint ventures	11.6	3.5
Other non-current assets	11.5	5.3

OTHER ASSETS, NET	$75.7	$32.7

Accounts payable and accrued expenses:
Accounts payable—trade	$204.9	$54.5
Marketing and advertising	69.3	17.1
Payroll and employee benefits	24.2	6.9
Restructuring accrual	—	14.3
Accrued interest	28.6	—
Income tax payable	9.9	—
Other current liabilities	95.5	14.1

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$432.4	$106.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

	April 27, 2003	May 1, 2002
Other non-current liabilities:
Accrued postretirement benefits	$155.0	$—
Pension liability	89.2	—
Workers’ compensation liability	24.4	—
Deferred income	5.4	22.2
Other non-current liabilities	39.0	0.5

OTHER NON-CURRENT LIABILITIES	$313.0	$22.7

Note 5.    Intangible Assets

The following table presents the Company’s intangible assets:

	April 27, 2003	May 1, 2002
Non-amortizable intangible assets:
Goodwill	$866.3	$—
Trademark	525.3	—
Other	8.5	—

Non-amortizable intangible assets	1,400.1	—

Amortizable intangible assets:
Goodwill	—	769.4
Trademark	70.7	307.3
Other	11.4	11.4

	82.1	1,088.1
Accumulated amortization	(25.9)	(201.3)

Amortizable intangible assets, net	56.2	886.8

Intangible assets, net	$1,456.3	$886.8

Upon the adoption of SFAS 142 on May 2, 2002, $718.7 of net amortizable goodwill and $111.0 of net amortizable trademarks were reclassified to non-amortizable goodwill and trademarks, respectively. As a result of the Merger, $147.6 of goodwill and $414.3 of non-amortizable trademarks were added to the Company’s intangible assets. There is no tax-deductible goodwill as a result of the Merger. As of April 27, 2003 the Company’s goodwill is comprised of $147.6, $626.0 and $92.7 relating to the Consumer Products, Pet Products and Soup and Infant Feeding Products reportable segments, respectively. See Note 16 “Segment Reporting” for more information on the reportable segments.

Amortization expense for the years ended April 27, 2003, May 1, 2002 and May 2, 2001 was $3.8, $29.1 and $28.9, respectively. The following table presents expected amortization of intangible assets for each of the five succeeding fiscal years:

2004	$3.8
2005	3.8
2006	3.8
2007	3.8
2008	3.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

The following tables reconcile reported net income to pro forma net income, and earnings per share, as a result of the adoption of SFAS 142:

	Fiscal Year
	2003	2002	2001
Net income (loss)	$133.5	$180.0	$(36.2)
Add back (net of tax):
Goodwill amortization	—	14.0	15.1
Trademark amortization	—	3.1	3.1

Pro forma net income (loss)	$133.5	$197.1	$(18.0)

Basic earnings per share:
Basic income per common share	$0.76	$1.15	$(0.23)
Goodwill amortization	—	0.09	0.10
Trademark amortization	—	0.02	0.02

Pro forma basic earnings per common share	$0.76	$1.26	$(0.11)

Diluted earnings per share:
Diluted income per common share	$0.76	$1.15	$(0.23)
Goodwill amortization	—	0.09	0.10
Trademark amortization	—	0.02	0.02

Pro forma diluted earnings per common share	$0.76	$1.26	$(0.11)

Note 6.    Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2003	2002	2001
BASIC EARNINGS PER SHARE
Numerator:
Income (loss) attributable to common shares	$133.5	$180.0	$(36.2)

Denominator:
Denominator for basic earnings per share—weighted average shares	175,859,550	156,921,228	156,921,228

Basic earnings per common share	$0.76	$1.15	$(0.23)

DILUTED EARNINGS PER SHARE
Numerator:
Income (loss) attributable to common shares	$133.5	$180.0	$(36.2)

Denominator:
Weighted average shares	175,859,550	156,921,228	156,921,228
Effect of dilutive securities—stock options	635,027	29,885	—

Denominator for diluted earnings per share—weighted average shares and equivalents	176,494,577	156,951,113	156,921,228

Diluted earnings per common share	$0.76	$1.15	$(0.23)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Options outstanding in the amounts of 1,733,518 shares, 473,370 shares, and 689,362 shares, respectively, were not included in the computation of diluted earnings per share for the years ended April 27, 2003, May 1, 2002 and May 2, 2001 because these options’ exercise prices were greater than the average market price of the common shares for those years.

Note 7.    Short-Term Borrowings and Long-Term Debt

Notes.    On December 20, 2002, in connection with the Spin-off and Merger, SKF issued $450.0 ($300.0 of which was issued directly to Heinz in connection with the Spin-off and subsequently sold by Heinz) of 8.625% senior subordinated notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. The Company has the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010.

On May 15, 2001, DMC sold $300.0 of 9.25% senior subordinated notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. The Company has the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, DMC assumed the 2011 Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 2011 Notes. The 2011 Notes are also guaranteed by DMFC. On the date of the Merger, the 2011 Notes were recorded at their fair market value, or $312.0. During fiscal 2003, $0.5 of the recorded premium was amortized through earnings as a reduction to interest expense. The remaining premium will be amortized over the life of the 2011 Notes at $1.4 per year.

Term Loan Obligations.    On December 20, 2002, in connection with the Merger, DMC borrowed under the following senior credit facilities:

•	Term A Loan—$195.0 under a six-year floating-rate term loan obligation with interest generally payable on the last day of each applicable interest period. Scheduled principal payments of the Term A Loan begin on April 30, 2004 and end on the maturity date.

•	Term B Loan—$705.0 and €44.0 ($45.0 U.S. Dollar equivalent on December 20, 2002) under an eight-year floating-rate term loan obligation with interest generally payable on the last day of each applicable interest period. Scheduled principal payments of the Term B Loan began on April 25, 2003 and end on the maturity date.

On April 25, 2003, the Company made scheduled payments of $1.8 and €0.1, and unscheduled prepayments of $37.5 and €0.9 of Term B Loan principal, bringing the outstanding Term B Loan balances to $665.7 and €43.0. Also on April 25, 2003, the Company made a $26.6 unscheduled prepayment of Term A Loan principal, bringing the outstanding Term A Loan balance to $168.4. As a result of the unscheduled principal prepayments, prepayment penalties of $0.8 were recognized in other expense and accelerated amortization of loan origination fees resulted in a $1.2 charge to interest expense. The Company has entered into certain amendments with our credit facility lenders and have been granted certain waivers since December 20, 2002 with respect to its credit facilities, including a Letter of Agreement and Waiver dated as of March 19, 2003, which among other things modified the schedule of real estate included in the credit facilities, and a Letter Agreement and Waiver No. 2 dated as of April 23, 2003, which among other things modified the Company’s financial reporting obligations under the credit facilities.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

From December 20, 2002 through April 27, 2003, the Euro strengthened considerably against the U.S. Dollar, going from 1.02 to 1.10 dollars per Euro. A portion of the Company’s Term B Loan is denominated and payable in Euros. The change in exchange rates has resulted in an increase in the U.S. Dollar equivalent of the obligation and a $3.6 foreign currency loss recognized in other expense.

On April 27, 2003, the interest rates payable on the Term A Loan, the U.S. Dollar-denominated Term B Loan, and the Euro-denominated Term B Loan were 4.82%, 5.06% and 6.30%, respectively.

Revolving Credit Facility.    On December 20, 2002, in connection with the Merger, DMC established a $300.0 six-year floating rate revolving credit facility (the “Revolver”) with several banking participants, under which $93.0 was initially borrowed. As of April 27, 2003, the outstanding balance on the Revolver was zero. To maintain availability of funds under the facility, the Company pays a 0.50% commitment fee on the unused portion of the Revolver.

The Company’s credit facilities and the indentures governing the senior subordinated notes contain covenants that restrict its ability and the ability of its subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem its capital stock, make other restricted payments, including investments, sell its assets, incur liens, transfer all or substantially all of its assets and enter into consolidations or mergers. The Company’s credit facilities also require it to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. The Company believes that it is in compliance with all such financial covenants, and as of April 27, 2003. The most restrictive of the financial covenants contained in the credit agreements is the maximum total debt ratio.

The Company’s long-term debt consists of the following:

	April 27, 2003	May 1, 2002
Term loans	$881.6	$—
9.25% Senior Subordinated Notes	311.5	—
8.625% Senior Subordinated Notes	450.0	—
Other	3.7	—

	1,646.8	—
Less current portion	11.5	—

	$1,635.3	$—

At April 27, 2003, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2004	$11.5
2005	26.2
2006	34.7
2007	43.1
2008	51.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

The Company made cash interest payments of $20.3 for the period from December 20, 2002 through April 27, 2003. The treasury function for the Acquired Businesses was previously performed by Heinz. This included the sweeping of all available cash and the funding of cash requirements as necessary. These pre-Merger transactions are shown as net parent settlements in the consolidated statement of cash flows.

Note 8.    Derivative Financial Instruments

The Company uses derivatives only for purposes of managing risks associated with interest rate, currency and price exposure. The Company does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest.

Interest Rate Hedges.    The Company is the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0. Two interest rate swaps with a combined notional amount of $125.0 were used by pre-Merger Del Monte to hedge floating rate debt. On December 20, 2002, the date of the Merger, the hedged debt was repaid. During the period from December 20, 2002 through December 31, 2002, the Company recognized a loss of $0.3 related to changes in the market value of the two swaps, which were not designated as hedges of specific transactions during this period. On December 31, 2002, a formal Cash Flow Hedge relationship was established between the two remaining swaps and a portion of the Company’s floating rate debt. The fair value of the swaps at December 31, 2002 was a liability of $6.9, which will be amortized as a reduction to interest expense during the remaining life of the swaps. During fiscal 2003, the Company amortized $1.4 of the swap liability.

On February 24, 2003, the Company entered into six interest rate swaps, with a combined notional amount of $300.0, as the fixed rate-payer. The swaps had a delayed effective date of April 25, 2003 and will mature on April 28, 2006. On February 24, 2003, a formal Cash Flow Hedge relationship was established between the six swaps and a portion of the Company’s floating rate debt.

During fiscal 2003, the Company’s interest rate cash flow hedges resulted in a $1.4 decrease to other comprehensive income, a $0.9 increase in deferred tax assets, and a $0.2 increase in other expense. The fair value of the Company’s interest rate swaps on April 27, 2003 was a liability of $8.0 and is recorded in other non-current liabilities.

Foreign Currency Hedges:  On January 24, 2003, the Company entered into a U.S. Dollar/Euro currency swap, as an Economic Hedge of the periodic Euro denominated principal and interest payments on the debt. On April 25, 2003, the same date as the €1.0 Term B Loan principal payment, the notional amount of the currency swap was reduced by €1.0 and scheduled principal and interest payments were modified to match the loan over the remaining term of the swap. During fiscal 2003, the fair value of the currency swap increased due to the strengthening of the Euro versus the U.S. Dollar and resulted in a $0.2 increase in other assets and a corresponding decrease in other expense.

Commodity Price Hedging:  The Company uses commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil, soybean meal and wheat. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases that meet the criteria for hedge accounting are designated as Cash Flow Hedges. When using a commodity option as a hedging

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

instrument, the Company excludes the time value of the option from the assessment of hedge ineffectiveness. At April 27, 2003, the market value of the Company’s commodities hedges was not material. For the year ended April 27, 2003, the Company’s commodities hedges decreased other expense by $1.5 and reduced cost of products sold by $0.8.

Note 9.    Employee Stock Plans

AIAP Deferred Compensation Plan

On October 14, 1999, the Del Monte Corporation Annual Incentive Award Plan Deferred Compensation Plan (“the AIAP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be paid out in the form of Del Monte common stock. Del Monte common stock granted under the AIAP Deferred Compensation Plan is granted under the 2002 Plan, as discussed below. Expense under this plan was $0.1 for fiscal year 2003. As of April 27, 2003, 45,686 units of deferred stock were outstanding at a weighted average price of $9.50 per unit.

Stock Option Incentive Plans

On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997 and October 14, 1999) which allowed the Company to grant options to certain key employees. The plan allowed the grant of options to purchase up to 1,821,181 shares of Del Monte’s common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. Options terminate ten years from the date of grant. Options to purchase 1,736,520 shares were granted under the plan. As of April 27, 2003, eligible employees held options to purchase 1,442,117 shares of common stock under the 1997 Plan. Options generally vest over four or five years. No additional options will be granted pursuant to this plan.

Also on August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000). In connection with this plan, grants of non-qualified stock options representing 223,828 shares of common stock may be made to certain non-employee directors and independent contractors of the Company. Options terminate ten years from the date of grant and generally vest over a four-year period. As of April 27, 2003, eligible non-employees held options to purchase 171,328 shares of common stock under this plan. Pursuant to the terms of the plan, options to purchase 52,500 shares under this plan have expired. No additional shares are available to be granted under this plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”), which was initially adopted in fiscal 1998 and approved in fiscal 1999, allowed for grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses (together with Options and SARs, “Awards”). Initially 6,065,687 shares of common stock were reserved to be issued in connection with awards under the 1998

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Plan. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vest over four or five years. As of April 27, 2003, eligible employees held options to purchase 4,979,524 shares of common stock under the 1998 Plan. The Company does not anticipate granting any additional options under this Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the board of directors on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. The 2002 Plan allows for grants of incentive and non-qualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). Shares authorized for grant are 15,400,000 shares of common stock plus 1,182,403 shares of common stock remaining under the 1998 Plan, and any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, 52,500 shares as of April 27, 2003. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Executive Compensation Committee of the Board has authority to grant Incentive Awards under the 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years.

Under the Merger Agreement, the Company assumed the obligation to provide Del Monte restricted stock units (“RSUs”) as a replacement for Heinz RSUs awarded to SKF employees. On December 20, 2002, approximately 83,000 Heinz RSUs valued at approximately $2.9 were converted into approximately 373,000 shares of Del Monte RSUs. The Company will recognize compensation expense over the remaining vesting period of the RSUs of approximately 30 months. Compensation expense of $0.6 was recognized for fiscal 2003.

As a result of the Spin-off and Merger, each outstanding option to acquire shares of Heinz common stock held by SKF employees immediately prior to the Spin-off were adjusted so that the employees held a combination of options to purchase Heinz common stock and options to purchase Del Monte common stock. For employees of the Acquired Businesses, Heinz outstanding options were converted to an equal number of SKF common stock options. The number of shares of Del Monte common stock that were subject to converted options was determined by multiplying the number of shares of SKF common stock subject to options, by the Merger exchange ratio of 0.4466, rounded, if necessary, to the nearest whole share of Del Monte common stock. The exercise price of the converted options was determined in accordance with a formula that ensured the value of the options held by employees immediately before the Merger was preserved after the Merger. As a result, the Company issued 0.8 million options to purchase newly converted shares of Del Monte common stock to employees under the 2002 Stock Incentive Plan. These options held by employees of the Acquired Businesses have been retroactively restated in the rollforward table below for pre-Merger periods, in accordance with FIN 44, and have been presented as outstanding based on the original date of grant.

The Company had 6,738,964 options outstanding to purchase shares of common stock immediately before the Merger which remained outstanding and unchanged after the Merger. The fair value of these options of $18.5 was determined using the Black-Scholes option-pricing model upon completion of the Merger and was included in the total purchase price of $451.0. In addition, the intrinsic value of the unvested options was determined on the Merger date as the difference between the strike price and the market price of each option on such date. The intrinsic value of $0.7 related to the unvested options was recorded as deferred compensation with the offset recorded in additional paid-in capital and will be expensed as earned over the remaining vesting period of such options.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

As of April 27, 2003, eligible employees held 373,338 RSUs and options to purchase 4,308,849 shares of common stock under the 2002 Plan, and 11,952,716 additional shares were available to be issued in connection with future awards.

The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the board of directors on January 22, 2003, effective April 28, 2003. Beginning April 28, 2003, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer and related taxes on the cash and/or stock, which would be converted to deferred stock units and distributed in shares one year after termination from the board. Shares distributed are issued under the 2002 Plan. Because the 2003 Non-Employee Director Deferred Compensation Plan was not effective until April 28, 2003, no deferrals or accruals were made as of April 27, 2003.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 3, 2000	347,016	$8.93	204,130	$7.21
Granted	144,530	8.23

Balance at May 2, 2001	491,546	8.72	213,955	7.42
Granted	173,972	9.56

Balance at May 1, 2002	665,518	8.94	312,936	8.71
Merger**	6,738,964	8.32
Granted	3,660,021	7.44
Forfeited	126,514	10.25
Exercised	36,171	5.53

Balance at April 27, 2003	10,901,818	$8.05	3,965,589	$8.44

**	Represents the options of pre-Merger Del Monte employees.

At April 27, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.90- 7.12	2,724,386	5.11	$ 5.87	2,211,934	$ 5.64
7.37-10.57	6,641,612	9.36	7.82	399,767	8.80
10.94-15.85	1,535,820	5.65	12.91	1,353,888	12.92

$ 4.90-15.85	10,901,818	7.78	$ 8.05	3,965,589	$ 8.44

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Management Incentive Plans.    The Acquired Businesses’ management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation expense under the management incentive plan was $0.4, $3.7 and $0.4 in fiscal 2003, 2002 and 2001, respectively.

There was no compensation expense recognized in connection with stock-based awards for fiscal years ended 2002 and 2001, respectively.

Stock Purchase Plan

The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. A total of 957,710 shares of Del Monte common stock have been purchased by and issued to eligible employees under this plan. At April 27, 2003, Del Monte’s common stock purchased by and issued under the plan totaled 362,206 shares. The Company does not anticipate that any additional shares will be made available under this plan.

Note 10.    Retirement Benefits

Prior to Merger.    Prior to the Merger, employees of the Acquired Businesses participated in certain defined benefit pension plans, multi-employer plans and defined contribution plans sponsored by Heinz. In addition, the Acquired Businesses provided post-retirement health care and life insurance benefits for employees who met the eligibility requirements of the Heinz plans. Heinz charged the Acquired Businesses for the costs of the plans as determined by actuarial valuations.

The following (income)/expense was included in the consolidated statements of income of the Acquired Businesses:

	Fiscal Year
	2003	2002	2001
Defined benefit pension plans	$1.4	$(0.6)	$(0.9)
Defined benefit postretirement medical	$2.3	$3.8	$3.3
Defined contribution plans	$4.2	$5.5	$5.2

For fiscal 2003, the (income)/expense includes only the period prior to the Merger. In accordance with the employment benefits agreement (“Employment Benefits Agreement”) entered into by Heinz and the Acquired Businesses before the Merger, the Acquired Businesses created separate, mirror image versions of the majority of the Heinz’s plans that the employees of the Acquired Businesses participated in prior to the Merger. In addition, Heinz would administer these plans as part of the services provided under the transition service agreement for up to two years after December 20, 2002.

As a result of the Employment Benefits Agreement, certain employment and benefit related assets and liabilities associated with employees of the Acquired Businesses were transferred to Del Monte upon the completion of the Merger on December 20, 2002.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Defined Benefit Plans.    Subsequent to the Merger, Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans follow:

	April 27, 2003
	Pension Benefits	Other Benefits
Change in benefit obligation:
Benefit obligation as of December 20, 2002	$43.5	$25.0
Service cost	2.2	1.6
Interest cost	7.5	3.5
Merger	306.3	135.5
Amendments	3.4	(0.4)
Actuarial loss	11.8	10.6
Benefits paid	(7.9)	(2.5)

Benefit obligation as of April 27, 2003	$366.8	$173.3

Change in plan assets:
Fair value of plan assets as of December 20, 2002	$40.6	$—
Merger	235.1	—
Actual loss on plan assets	4.5	—
Employer contributions	—	2.5
Benefits paid	(8.0)	(2.5)

Fair value of plan assets as of April 27, 2003	$272.2	$—

Funded status	$(94.6)	$(173.3)
Unrecognized net actuarial loss	25.3	12.5
Unrecognized prior service cost	8.5	(1.2)

Net amount recognized	$(60.8)	$(162.0)

Amounts recognized in the consolidated balance sheet consist of:
Pension liability	$(89.7)	$(162.0)
Other non-amortizable intangible assets	8.5	—
Other comprehensive loss	20.4	—

Net amount recognized	$(60.8)	$(162.0)

WEIGHTED AVERAGE ASSUMPTIONS AS OF APRIL 27:
Discount rate used in determining projected benefit obligation	6.25%	6.25%
Rate of increase in compensation levels	4.94%	—
Long-term rate of return on assets	8.97%	—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

The components of net periodic pension cost for pension benefit plans and other benefit plans for the period from December 20, 2002 through April 27, 2003 are as follows:

	Pension Benefits	Other Benefits
Components of net periodic benefit cost
Service cost for benefits earned during period	$2.2	$1.6
Interest cost on projected benefit obligation	7.5	3.5
Expected return on plan assets	(8.3)	—
Amortization of prior service cost	0.3	(0.1)

Total benefit cost	$1.7	$5.0

For measurement purposes, a 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization (“PPO”) plan and associated indemnity plans for fiscal 2003. The rate of increase is assumed to decline gradually to 5.0% in the year 2012 and remains at that level thereafter. For health maintenance organization (“HMO”) plans, a 17.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003. The rate of increase is assumed to decline gradually to 5.0% in the year 2012 and then remain below that level. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of April 27, 2003 by $21.9 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.8. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of April 27, 2003 by $18.2 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.6.

Defined Contribution Plans.    Prior to the Merger, eligible employees of the Acquired Businesses participated in two defined contribution plans sponsored by Heinz. Effective December 20, 2002, Del Monte became a participating employer in these plans. In addition, two defined contribution plans were assumed as a result of the Merger.

Company contributions to these defined contribution plans are based on employee contributions or compensation. Contributions under these plans totaled $3.4 for the period from December 21, 2002 to April 27, 2003.

Multi-employer Plans.    Del Monte participates in several multi-employer pension plans which provide defined benefits to certain union employees. The contributions to multi-employer plans for the period from December 21, 2002 to April 27, 2003 were $1.6.

Other Plans.    The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are qualified under IRS rules.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Note 11.    Provision for Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year
	2003	2002	2001
Income (loss) before income taxes:
U.S. federal and U.S. possessions	$187.5	$258.4	$(23.0)
Foreign	13.6	3.5	(6.3)

	$201.1	$261.9	$(29.3)

Income tax provision (benefit):
Current:
U.S. federal and U.S. possessions	$29.7	$31.6	$11.3
State and foreign	7.5	7.4	8.2

Total current	37.2	39.0	19.5

Deferred:
U.S. federal and U.S. possessions	22.9	40.1	(11.0)
State and foreign	7.5	2.8	(1.6)

Total deferred	30.4	42.9	(12.6)

	$67.6	$81.9	$6.9

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 27, 2003	May 1, 2002
Deferred tax assets:
Post employment benefits	$62.9	$—
Pension liability	35.5	—
Provision for estimated expenses	—	1.5
Reserves not currently deductible	20.3	—
Workers’ compensation	10.7	—
Net operating loss and tax credit carry forwards	51.8	—
Other	40.8	12.2

Gross deferred tax assets	222.0	13.7
Valuation allowance	(0.2)	—

Net deferred tax assets	221.8	13.7

Deferred tax liabilities:
Depreciation/amortization	128.4	117.8
Intangible assets	225.5	—
Inventory	44.9	—
Other	9.3	3.9

Gross deferred tax liabilities	408.1	121.7

Net deferred tax liability	$(186.3)	$(108.0)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

At April 27, 2003, a valuation allowance of $0.2 was maintained for foreign net operating loss carryforwards, as the utilization of such foreign losses cannot be reasonably assured. The net change in valuation allowance for the year ended April 27, 2003 was an increase of $0.2. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future based on projected future taxable income.

The differences between the actual provision (benefit) for income taxes and the expected income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

	Fiscal Year
	2003	2002	2001
Expected income taxes computed at the statutory U.S. federal income tax rates	$70.4	$91.7	$(10.3)
Taxes on foreign income at rates different than U.S. federal income tax rates	0.2	(5.0)	3.9
State taxes, net of federal benefit	3.0	5.2	1.0
Earnings repatriation	—	3.4	0.8
Foreign losses	—	5.8	3.2
Tax from change in combined state tax rates	5.9	—	—
Tax on income of U.S. Possessions’ subsidiaries at rates different than U.S. federal income tax rates	(11.5)	(4.7)	12.4
Other	(0.4)	(14.5)	(4.1)

Actual provision for income taxes	$67.6	$81.9	$6.9

As of April 27, 2003, the Company had net operating loss carryforwards of $121.7 for U.S. tax purposes which will expire between 2010 and 2023, $145.3 for state purposes which will expire between 2006 and 2017, $0.6 for foreign tax purposes which will expire between 2004 and 2007 and tax credits of $5.8 which will expire between 2007 and 2011.

The Company made income tax payments of $15.6 for the year ended April 27, 2003. Prior to December 20, 2002, the parent company of the Acquired Businesses made tax payments, if any, attributable to the Acquired Businesses.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Note 12.    Parent Company’s Investment and Stockholders’ Equity

The following table presents the activity in the parent company’s investment account from May 3, 2000 through April 27, 2003:

Parent Company’s Investment
Balance at May 3, 2000	$2,017.8
Net parent settlements	(388.2)
Net loss	(36.2)

Balance at May 2, 2001	1,593.4
Net parent settlements	(180.8)
Net income	180.0

Balance at May 1, 2002	1,592.6
Net parent settlements (pre-Merger)	(141.4)
Net income (pre-Merger)	113.2

Balance at December 20, 2002	1,564.4
Spin-off transaction	(1,564.4)

Balance at April 27, 2003	$—

Prior to the Merger, parent company’s investment represented the original investment by Heinz adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable.

Upon the completion of the Spin-off the parent company’s investment was exchanged for SKF common stock and the balance in the parent company investment was eliminated. On the date of the Merger, each share of SKF common stock was converted into 0.4466 shares of Del Monte common stock, resulting in the issuance of 156.9 million shares of Del Monte common stock.

Note 13.    Commitments and Contingencies

Lease Commitments.    The Company leases certain property and equipment, and office and plant facilities. At April 27, 2003, the aggregate minimum rental payments required under operating leases were as follows:

2004	$39.1
2005	31.7
2006	26.2
2007	19.3
2008	15.6
Thereafter	61.4

$193.3

Rent expense related to operating leases was $55.4 in fiscal 2003, comprised of $47.5 related to minimum rentals and $7.9 related to contingent rentals. Rent expense related to operating leases was $12.3 and $5.2 in

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

fiscal 2002 and fiscal 2001, respectively. Contingent rentals relate to operating leases for certain equipment, for which rental expense is calculated based on equipment usage.

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

Lease Financing.    During fiscal 2003, the Company repaid all of its synthetic lease obligations. Prior to the Merger, the synthetic lease obligations covering certain warehouses and equipment associated with the Acquired Businesses were terminated for $97.6. During the fourth quarter of fiscal 2003, the synthetic lease obligations covering certain warehouses associated with the pre-Merger DMC were terminated for $37.9.

Supply Agreements.    The Company has a supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. The Company expects to purchase approximately $38.1 of product in fiscal 2004 under this supply agreement for pineapple products.

The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by Tri-Marine International, Inc., an unaffiliated entity. Total annual purchases to be made under this agreement are approximately $40.0. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in April 2011.

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for the pet and seafood businesses. Total annual purchases made under this 10-year agreement are currently approximately $137.0. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. The current term of the Impress supply agreement expires in August 2010. The principal agreement with Silgan Containers Corporation (“Silgan”) is a ten-year supply agreement for metal cans and ends used by our Del Monte Brands business (fruit, vegetable and tomato products). The base term of this supply agreement extends to December 2006. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for metal food and beverage containers in the United States from Silgan. Annual purchases under this agreement currently total approximately $205.0. There is a second agreement with Silgan pursuant to which Silgan supplies cans and ends for the soup and broth business. Current purchases under this agreement are approximately $29.0. Pricing under the Impress and Silgan agreements is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Information Systems Agreement.    The Company has a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide services and administration in support of its information services functions for its Del Monte Brands business. Monthly payments are based on scheduled costs for services, a portion of which is subject to an inflation adjustment. The agreement expires in November 2012. The Company may terminate the contract at any time after November 2003 by providing at least six months written notice to EDS. A termination fee is applicable to early termination of the contract. Total payments to EDS were $5.2 for post-Merger fiscal year 2003. Non-cancelable minimum payments for fiscal 2004 total $7.8.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Grower Commitments.    The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $9.2 for the period from December 21, 2002 to April 27, 2003.

At April 27, 2003, aggregate future payments under such purchase commitments (priced at April 27, 2003 estimated costs) are estimated as follows:

2004	$127.9
2005	51.7
2006	48.8
2007	45.3
2008	41.9
Thereafter	141.6

$457.2

Union Contracts.    The Company has 17 collective bargaining agreements with 16 union locals covering approximately 58% of its hourly full time and seasonal employees. Of these employees, approximately 2% are covered under a collective bargaining agreement scheduled to expire in the remainder of calendar year 2003, and approximately 2% are covered under four collective bargaining agreements scheduled to expire in calendar year 2004. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage that could materially adversely affect the Company’s operations.

Legal Proceedings.    Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. The court issued an order on construction of the asserted claims of the patent-in-suit (a “Markman” order) on February 5, 2003. The Company filed a motion for summary judgment on March 4, 2003. The plaintiff filed a motion for reconsideration of the court’s Markman order on March 4, 2003 and filed a cross-motion for summary judgment. On July 21, 2003, the court granted the Company’s motion for summary judgment and denied the plaintiff’s motion. The Company expects the plaintiff will appeal this decision.

Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000. The plaintiff alleged trademark infringement, false advertising, unfair competition and violation of Colorado’s Consumer Protection Act. Specifically, the plaintiff alleged that use of the term “Purebred” in conjunction with certain Nature’s Recipe dog food products violated the plaintiff’s trademark of the term “Purebred.” On September 18, 2002, a jury awarded a judgment in favor of the plaintiff in the amount of $2.9. On March 14, 2003, the court ruled on post-judgment motions filed by Heinz and the plaintiff. The court increased the damage award to the plaintiff to $3.4 and ordered the defendants to pay the plaintiff’s attorneys fees in the amount of $1.9.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Prejudgment interest on the damage award is approximately $0.7. We are considering an appeal of one or more decisions of the court and/or the jury relating to the award or calculation of damages and attorneys fees. However, the Company believes that it has adequately provided for the potential exposure related to this matter.

Pursuant to the Separation Agreement, the Company has assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. The Company is defending this proceeding vigorously.

Pursuant to the Merger Agreement, the Company has assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff has alleged that DMC breached certain purported contractual and fiduciary duties and made misrepresentations and failed to disclose material information to the plaintiff about its value and its prospects for sale. The plaintiff also alleges that it relied on DMC’s alleged statements in selling its preferred and common stock interest in DMC to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. The discovery phase of the case has been completed and the Company has filed a motion for summary judgment of the plaintiff’s claims. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. Nevertheless, the Company believes that adequate insurance coverage is in place to cover any material liability, fees and costs that it may incur with respect to this litigation. Del Monte is defending this proceeding vigorously.

The Company is also involved from time to time in various legal proceedings incidental to our business, including claims with respect to product liability, worker’s compensation and other employee claims, tort and other general liability, for which it carries insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

Note 14.    Restructuring

Streamline

As part of the Heinz organization, the Acquired Businesses were involved in a company-wide restructuring initiative that began in the fourth quarter of fiscal 2001, named “Streamline.” This initiative included the closure of tuna operations in Puerto Rico, the consolidation of North American wet pet food production to Bloomsburg, PA (which resulted in ceasing wet pet food production at the Acquired Businesses’ Terminal Island, CA facility) and the divestiture of its U.S. fleet of fishing boats and related equipment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

During fiscal 2002 and 2001, the Acquired Businesses recognized restructuring charges and implementation costs totaling $5.5 and $197.4 pretax, respectively. Pretax charges of $4.9 and $192.5 were classified as cost of products sold and $0.6 and $4.9 as selling, general and administrative expenses (“SG&A”). The fiscal 2002 restructuring charge includes a net reversal of $2.4 pretax to reflect revisions in original cost estimates, primarily related to the Terminal Island, CA facility. The major components of the restructuring charge and implementation costs and the remaining accrual balance as of April 27, 2003, May 1, 2002 and May 2, 2001 are as follows:

	Non-cash Asset Write- Downs	Employee Termination and Severance Costs	Accrued Exit Costs	Implemen- tation Costs	Total
Restructuring and implementation costs—Fiscal 2001	$107.1	$20.7	$48.8	$20.8	$197.4
Amounts utilized—Fiscal 2001	(107.1)	(2.6)	(1.4)	(20.8)	(131.9)

Accrued restructuring costs—May 2, 2001	(0.0)	18.1	47.4	—	65.5
Restructuring and implementation costs—Fiscal 2002	5.4	(0.5)	(7.3)	7.9	5.5
Amounts utilized—Fiscal 2002	(5.4)	(17.2)	(29.6)	(7.9)	(60.1)

Accrued restructuring costs—May 1, 2002	(0.0)	0.4	10.5	—	10.9
Restructuring and implementation costs—Fiscal 2003	—	—	—	—	—
Amounts utilized—Fiscal 2003**	—	(0.4)	(10.5)	—	(10.9)

Accrued restructuring costs—April 27, 2003	$—	$—	$—	$—	$—

**	Restructuring reserves remaining at December 20, 2002 were excluded from liabilities assumed by Del Monte in connection with the Merger. In connection with the Spin-off, Heinz retained any remaining reserves and all associated outstanding obligations related to Project Streamline.

During fiscal 2002, the Acquired Businesses utilized $46.8 of severance and exit cost accruals, principally related to the closure of tuna operations in Puerto Rico, ceasing pet food production in the Terminal Island, CA facility and its global overhead reduction plan.

Noncash asset write-downs consisted primarily of long-term asset impairments that were recorded as a direct result of the Acquired Businesses’ decision to exit its tuna facility in Puerto Rico, consolidate its wet pet food operations and divest its U.S. fleet of fishing boats. Noncash asset write-downs totaled $5.4 and related to noncurrent assets ($5.3) and current assets ($0.1). Long-term asset writedowns were based on third-party appraisals, contracted sales prices or management’s estimate of salvage value. Current asset write-downs included inventory and packaging material, prepaids and other current assets and were determined based on management’s estimate of net realizable value.

Employee termination and severance costs are primarily related to involuntary terminations and represent cash termination payments to be paid to affected employees as a direct result of the restructuring program.

Exit costs are primarily contractual obligations incurred as result of the Acquired Businesses’ decision to exit these facilities.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Implementation costs were recognized as incurred in fiscal 2002 ($7.9 pretax) and fiscal 2001 ($20.8 pretax) and consist of incremental costs directly related to the implementation of the Streamline initiative. These include idle facility costs, consulting fees and asset relocation costs.

As of the end of fiscal 2001, the Acquired Businesses had completed the closure of tuna operations in Puerto Rico, ceased production of wet pet food at the Terminal Island, CA facility and sold the U.S. fleet of fishing boats and related equipment. In fiscal 2002, the Acquired Businesses continued, and substantially completed, the global overhead reduction plan, primarily in North America.

Operation Excel

As part of the Heinz organization, the Acquired Businesses were involved in a company-wide growth and restructuring initiative in fiscal 1999, named “Operation Excel.” This initiative was a multi-year, multi-faceted program that established manufacturing centers of excellence, focused the product portfolio, realigned the Acquired Businesses’ management teams, and invested in growth initiatives.

As part of Operation Excel, the Acquired Businesses established manufacturing centers of excellence that resulted in significant changes to its manufacturing footprint. The following initiatives were completed: the Puerto Rico tuna processing facility was downsized and focused on lower volume/higher margin products; the Pittsburgh, PA factory was focused on soup and baby food production and other production was shifted to other existing Heinz facilities; and the El Paso, TX pet snacks facility was closed and production was transferred to the Topeka, KS factory and to co-packers.

The realignment of management teams provided processing and product expertise across the regions. Specifically, Operation Excel established a single North American Grocery & Foodservice headquarters in Pittsburgh, PA, resulting in the relocation of the tuna and pet products headquarters from Newport, KY.

During fiscal 2002, the Acquired Businesses substantially completed Operation Excel and utilized approximately $2.6 million of severance and exit accruals. The utilization of the accruals related principally to lease obligations and employee terminations.

During fiscal 2001, the Acquired Businesses recognized restructuring charges of $43.6 pretax. These charges were associated with exiting its can making operations, which were sold during fiscal 2001, exiting a tuna processing facility in Ecuador and higher than originally expected severance costs associated with creating the single North American Grocery & Foodservice headquarters in Pittsburgh, PA. This charge was recorded in cost of products sold ($35.1) and SG&A ($8.5). This charge was offset by reversals of unutilized Operation Excel accruals and asset write-downs of $10.4 pretax. These reversals were recorded in cost of products sold ($10.3) and SG&A ($0.1) and were primarily the result of revisions in estimates of fair values of assets that were disposed of as part of Operation Excel and the Acquired Businesses’ decision not to exit certain warehouses due to higher than expected volume. Implementation costs of $108.7 pretax were also recognized in fiscal 2001. These costs were classified as costs of products sold ($46.2) and SG&A ($62.5).

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

The major components of the restructuring charges and implementation costs and the remaining accrual balances as of April 27, 2003, May 1, 2002 and May 2, 2001 are as follows:

	Non-cash Asset Write- Downs	Employee Termination and Severance Costs	Accrued Exit Costs	Implemen- tation Costs	Total
Accrued restructuring costs—May 3, 2000	$—	$13.0	$9.7	$—	$22.7
Restructuring and implementation costs—Fiscal 2001	32.1	5.1	6.4	108.7	152.3
Accrual reversal—Fiscal 2001	(4.9)	(3.2)	(2.3)	—	(10.4)
Amounts utilized—Fiscal 2001	(27.2)	(14.3)	(8.4)	(108.7)	(158.6)

Accrued restructuring costs—May 2, 2001	—	0.6	5.4	—	6.0
Amounts utilized—Fiscal 2002	—	(0.6)	(2.0)	—	(2.6)

Accrued restructuring costs—May 1, 2002	—	—	3.4	—	3.4
Amounts utilized—Fiscal 2003	—	—	—	—	—

Accrued restructuring costs—April 27, 2003	$—	$—	$3.4	$—	$3.4

Non-cash asset write-downs consisted primarily of long-term asset impairments that were recorded as a direct result of the Acquired Businesses’ decision to exit businesses or facilities. Net non-cash asset write-downs totaled $27.2 in fiscal 2001 and related to property, plant and equipment ($26.9 net restructuring charge), goodwill and other intangibles ($1.8 net reversal of previous asset write-downs) and other current assets ($2.1 net restructuring charge). Long-term asset write-downs were based on third party appraisals, contracted sales prices or management’s estimate of salvage value. These assets were sold or removed from service by the end of fiscal 2001. The results of operations, related to these assets, including the effect of reduced depreciation were not material. Current asset write-downs included inventory and packaging material, prepaids and other current assets and were determined based on management’s estimate of net realizable value.

Severance charges are primarily related to involuntary terminations and represent cash termination payments to be paid to affected employees as a direct result of the restructuring program. Non-cash pension and postretirement benefit charges related to the approved projects are also included as a component of total severance costs.

Exit costs are primarily related to contract and lease termination costs ($10.0 of the total $20.2 net exit costs). The Acquired Businesses have closed or exited all three factories that were scheduled for closure. In addition, can making operations and a tuna processing facility in Ecuador were exited. This initiative has been substantially completed. The remaining reserve at April 27, 2003 is related to environmental remediation.

Note 15.    Related Party Transactions

DMC is a directly and wholly owned subsidiary of Del Monte Foods Company. DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of April 27, 2003, DMFC’s sole asset was the stock of DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. The Company is separately liable under various full and unconditional guarantees of indebtedness of DMC.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Transactions with Heinz and its Affiliates.    Prior to the Spin-off and Merger, Heinz provided a number of services to the Acquired Businesses for which costs were charged to the Acquired Businesses. These services included: shared-services functions, including warehousing costs, variable and fixed selling expenses, and general and administrative costs such as information systems support, human resources, finance and accounting. These costs, which were allocated based on revenue, are included in our combined statements of income as a component of cost of products sold and selling, general and administration expenses in the amounts of $31.7, $90.6 and $68.1 in fiscal years 2003, 2002 and 2001, respectively. With respect to this paragraph, fiscal 2003 represents only the period from May 2, 2002 to December 20, 2002. In addition, certain of Heinz’ general and administrative expenses, consisting of salaries of corporate officers and staff and other Heinz corporate overhead, were charged to the Acquired Businesses and included in SG&A in our combined statements of operations. In fiscal 2003, 2002 and fiscal 2001, total costs charged to the Acquired Businesses for these services were $6.8, $11.8 and $12.3.

Heinz also provided insurance coverage to employees of the Acquired Businesses and charged the Acquired Businesses for their share of group health insurance costs for eligible employees based upon location-specific costs, overall insurance costs and actual loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Acquired Businesses through Heinz’s corporate programs. Workers’ compensation, auto, property, product liability and other insurance coverages were charged directly to the Acquired Businesses based on actual loss experience. Total costs charged to the Acquired Businesses for these services were $15.8, $23.1 and $28.6 in 2003, 2002 and 2001, respectively. Pension costs and post-retirement costs were also charged to the Acquired Businesses based upon eligible employee participation.

The Acquired Businesses also sold products to and purchased products from other Heinz affiliates. Sales to related parties were $3.2, $7.3 and $16.0 in fiscal 2003, 2002 and 2001, respectively, and purchases from related parties were $2.1, $2.4 and $2.0 in 2003, 2002 and 2001, respectively.

For periods after the Spin-off and Merger, Heinz is no longer providing the corporate services mentioned above. In accordance with the Merger Agreement and the Transition Services Agreement, Heinz will provide certain services to Del Monte including, for example, payroll and employee benefits administration for employees of the Acquired Businesses and brokerage services for our seafood and soup and infant feeding foodservice sales and Heinz and Del Monte will share certain facilities for up to two years following the Merger. Transactions with Heinz and its affiliates are no longer considered related party transactions and are negotiated at market rates.

Transactions with Texas Pacific Group.    In 1999, DMC entered into a ten-year Management Advisory Agreement under which TPG Partners, L.P., a stockholder of Del Monte, was entitled to receive an annual fee for management advisory services. DMC also entered into a ten-year Transaction Advisory Agreement with TPG Partners, L.P. for financial advisory and other similar services rendered in connection with “add-on” transactions (such as an acquisition, merger or recapitalization). Both of these agreements were terminated at the time of the completion of the Merger with final payments of $0.2 under the Management Advisory Agreement and $9.0 under the Transaction Advisory Agreement. Also effective upon completion of the Merger, the existing registration rights agreement among Del Monte, TPG Partners, L.P. and TPG Parallel I, L.P. was terminated and DMC entered into a new Stockholder Rights Agreement relating to registration rights with TPG Partners, L.P. and TPG Parallel I, L.P.

Transactions with Management.    In 1998, DMC sold shares of Del Monte Foods Company common stock to certain key employees, including the executive officers of the Company, under the Del Monte Employee Stock

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. Other than these loans to the Chief Executive Officer and Chief Operating Officer, there were no outstanding Company loans or advances to any of the Company’s directors or executive officers or members of their immediate families.

Note 16.    Segment Reporting

Prior to the Merger, the Acquired Businesses disclosed three reportable segments: Tuna, Pet Products, and Soup and Infant Feeding.

Subsequent to the Merger, the Company changed its reportable segments to combine the seafood operating segment, which previously comprised the entire Tuna reportable segment, and the Del Monte Brands operating segment. The Company performed an analysis and concluded that the two operating segments have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company combined the two operating segments into the new Consumer Products reportable segment. Prior period segment information has been reclassified to conform to the new presentation.

The Company has the following reportable segments:

•	The Consumer Products segment includes the seafood and Del Monte Brands operating segments, which manufacture, market and sell branded shelf-stable seafood, fruit, vegetable, and tomato products;

•	The Pet Products segment includes the pet food and veterinary pet operating segments, which manufacture, market and sell dry and wet pet food, pet snacks and veterinary products; and

•	The Soup and Infant Feeding Products segment includes the soup and infant feeding operating segment, which manufactures, markets and sells soup, broth, infant feeding and pureed products.

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income by operating segments for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews total assets of the Company on a consolidated basis, therefore the items specified in paragraph 28 of SFAS No. 131 are not applicable. The accounting policies of the operating segments are the same as those described in Note 3—Business and Significant Accounting Policies.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

The following tables present information about the Company’s reportable segments:

	Fiscal Year
	2003	2002	2001
Net Sales:
Consumer Products	$1,031.8	$569.9	$557.4
Pet Products	837.3	935.3	965.6
Soup and Infant Feeding Products	302.0	311.8	310.2

Total Company	$2,171.1	$1,817.0	$1,833.2

Operating Income (loss):
Consumer Products	$54.7	$45.0	$(100.7)
Pet Products	153.5	155.8	128.6
Soup and Infant Feeding Products	57.1	71.8	75.2
Corporate (1)	(14.5)	(11.9)	(127.8)

Total Company	$250.8	$260.7	$(24.7)

(1)	Corporate represents restructuring items and general and administrative expenses not directly attributable to operating segments.

On a consolidated basis, sales to one customer, Wal-Mart Stores, Inc. (“Wal-Mart”), represented approximately 24% of sales for fiscal 2003. Wal-Mart is also the most significant customer to each of our segments, with sales representing in excess of 10% of sales in each of the Consumer Products, Pet Products and Soup and Infant Feeding Products segments. The Kroger Company is also a significant customer to our Soup and Infant Feeding Products segment, representing approximately 10% of the segment’s sales.

Revenues from foreign countries

The following table presents foreign and export sales by geographic region:

	Fiscal Year
	2003	2002	2001
Canada	$71.2	$72.9	$70.6
South America	14.4	5.4	13.6
Asia	11.4	2.4	4.1
Mexico, Central America, the Caribbean and other countries	4.6	2.5	5.7

Net sales—foreign and export	101.6	83.2	94.0

Net sales—United States	2,069.5	1,733.8	1,739.2

Total net sales	$2,171.1	$1,817.0	$1,833.2

The Company sells products to Canada either through a broker or our direct sales force. Sales to South America relate to sales to U.S. exporters for distribution in South America, as well as sales from local operations in South America. In addition, the Company sells its products to U.S. exporters for distribution in Asia, to Asian-based distributors, licensees and Del Monte Philippines, an unaffiliated company. Sales to Mexico, Central America, the Caribbean and other countries are made to licensees and U.S. exporters.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

Note 17.    Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In December 2002, DMC issued $450.0 of 8.625% Senior Subordinated Notes Due 2012, which were fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by all material direct and indirect U.S. subsidiaries of DMC, as defined in the indenture governing the Notes. The issuer and subsidiary guarantors are 100% owned by Del Monte. The Company’ credit agreements generally limit the ability of DMC to make cash payments to the parent company, limiting Del Monte’s ability to pay cash dividends. Presented below are Consolidating Balance Sheets as of April 27, 2003 and May 1, 2002, and Consolidating Statements of Income for the fiscal years ended April 27, 2003 and May 1, 2002 of Del Monte Foods Company (Parent Company), Del Monte Corporation (Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-guarantors):

CONSOLIDATING BALANCE SHEET

APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.3	$0.4	$3.0	$—	$42.7
Trade accounts receivable, net of allowance	—	208.3	0.9	13.3	(0.1)	222.4
Inventories	—	740.1	18.1	29.9	(15.0)	773.1
Deferred tax assets	—	16.4	—	—	—	16.4
Prepaid expenses and other current assets	—	62.8	20.7	4.4	(3.1)	84.8

TOTAL CURRENT ASSETS	—	1,066.9	40.1	50.6	(18.2)	1,139.4

Property, plant and equipment, net	—	791.2	63.2	19.8	(0.7)	873.5
Intangible assets, net	—	1,399.3	—	66.4	(9.4)	1,456.3
Other assets, net	949.6	441.2	167.1	0.3	(1,482.5)	75.7

TOTAL ASSETS	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$396.1	$6.8	$33.0	$(3.7)	$432.4
Short-term borrowings	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	11.5	—	—	—	11.5

TOTAL CURRENT LIABILITIES	0.2	407.6	6.8	33.6	(3.7)	444.5
Long-term debt	—	1,635.3	—	—	—	1,635.3
Deferred tax liabilities	—	203.1	0.6	0.5	(1.5)	202.7
Other non-current liabilities	—	503.0	—	0.1	(190.1)	313.0

TOTAL LIABILITIES	0.2	2,749.0	7.4	34.2	(195.3)	2,595.5

Stockholders’ equity:
Common stock	2.1	—	0.1	78.1	(78.2)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.0	938.4	179.9	12.0	(1,130.3)	937.0
Accumulated other comprehensive income (loss)	(9.6)	(9.6)	—	4.2	5.4	(9.6)
Retained earnings	20.3	20.8	83.0	8.6	(112.4)	20.3

TOTAL STOCKHOLDERS’ EQUITY	949.4	949.6	263.0	102.9	(1,315.5)	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

CONSOLIDATING BALANCE SHEET

May 1, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.5	$—	$—	$—	$0.5
Trade accounts receivable, net of allowance	—	187.1	0.4	8.4	(0.3)	195.6
Inventories	—	286.1	19.7	35.8	(11.0)	330.6
Deferred tax assets	—	5.1	—	—	—	5.1
Prepaid expenses and other current assets	—	56.1	(12.6)	(12.6)	16.0	46.9

TOTAL CURRENT ASSETS	—	534.9	7.5	31.6	4.7	578.7

Property, plant and equipment, net	—	255.5	65.7	15.9	—	337.1
Intangible assets, net	—	833.7	—	53.1	—	886.8
Other assets, net	—	262.3	—	0.4	(230.0)	32.7

TOTAL ASSETS	$—	$1,886.4	$73.2	$101.0	$(225.3)	$1,835.3

LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$158.0	$7.7	$14.7	$(73.5)	$106.9
Short-term borrowings	—	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—	—

TOTAL CURRENT LIABILITIES	—	158.0	7.7	14.7	(73.5)	106.9

Long-term debt	—	—	—	—	—	—
Deferred tax liabilities	—	113.1	—	—	—	113.1
Other non-current liabilities	—	22.7	—	—	—	22.7

TOTAL LIABILITIES	—	293.8	7.7	14.7	(73.5)	242.7

Parent company’s investment	—	1592.6	65.5	86.3	(151.8)	1,592.6

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Notes receivable from stockholders	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—
Retained earnings	—	—	—	—	—	—

TOTAL STOCKHOLDERS’ EQUITY	—	—	—	—	—	—

TOTAL LIABILITIES, PARENT COMPANY’S INVESTMENT AND STOCKHOLDERS’ EQUITY	$—	$1,886.4	73.2	$101.1	$(225.3)	$1,835.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,094.5	$306.1	$199.5	$(429.0)	$2,171.1
Cost of products sold	—	1,588.1	257.1	170.3	(430.1)	1,585.4
Selling, general and administrative expense	0.5	310.8	1.0	15.0	7.6	334.9

OPERATING INCOME (LOSS)	(0.5)	195.6	48.0	14.2	(6.5)	250.8
Interest expense (income)	—	46.4	(1.1)	—	—	45.3
Other expense	—	4.2	—	0.2	—	4.4

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.5)	145.0	49.1	14.0	(6.5)	201.1
Provision (Benefit) for income taxes	—	62.0	5.5	3.0	(2.9)	67.6
Equity in undistributed earnings of subsidiaries	134.0	51.0	—	—	(185.0)	—

NET INCOME	$133.5	$134.0	$43.6	$11.0	$(188.6)	$133.5

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 1, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,718.8	$293.6	$178.9	$(374.3)	$1,817.0
Cost of products sold	—	1,250.3	256.9	149.3	(360.8)	1,295.7
Selling, general and administrative expense	—	242.5	1.0	17.1	—	260.6

OPERATING INCOME	—	226.0	35.7	12.5	(13.5)	260.7
Other expense (income)	—	(14.1)	—	7.2	5.7	(1.2)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	240.1	35.7	5.3	(19.2)	261.9
Provision (Benefit) for income taxes	—	79.4	3.8	(0.1)	(1.2)	81.9
Equity in undistributed earnings of subsidiaries	—	19.3	—	—	(19.3)	—

NET INCOME	$—	$180.0	$31.9	$5.4	$(37.3)	$180.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2003

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 2, 2001

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,763.7	$213.1	$314.6	$(458.2)	$1,833.2
Cost of products sold	—	1,534.6	183.4	278.6	(469.5)	1,527.1
Selling, general and administrative expense	—	350.0	3.6	20.3	(43.1)	330.8

OPERATING INCOME	—	(120.9)	26.1	15.7	54.4	(24.7)
Other expense (income)	—	(113.1)	(9.1)	49.4	77.4	4.6

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	(7.8)	35.2	(33.7)	(23.0)	(29.3)
Provision (Benefit) for income taxes	—	4.1	5.0	(10.1)	7.9	6.9
Equity in undistributed earnings of subsidiaries	—	(24.3)	—	—	24.3	—

NET INCOME (LOSS)	$—	$(36.2)	$30.2	$(23.6)	$(6.6)	$(36.2)

Note 18.    Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
2003 (2)
Net sales	$364.3	$471.7	$559.1	$776.0
Operating income	47.5	76.7	61.0	65.6
Net income	33.2	52.4	24.4	23.5
Per share data: (1)
Basic earnings per share	$0.21	$0.33	$0.13	$0.11
Diluted earnings per share	$0.21	$0.33	$0.13	$0.11
2002 (2)
Net sales	$401.8	$479.1	$437.8	$498.3
Operating income	61.9	68.1	69.4	61.3
Net income	40.8	46.0	45.7	47.5
Per share data: (1)
Basic earnings per share	$0.26	$0.29	$0.29	$0.30
Diluted earnings per share	$0.26	$0.29	$0.29	$0.30

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	The third and fourth quarter of fiscal 2003 reflect the post-Merger operations of the combined Company since December 20, 2002, while all previous quarters reflect only the operations of the Acquired Businesses.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No additional disclosure required.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the headings “Nominees for Election for a Three-Year Term Expiring at the 2006 Annual Meeting,” “Directors Continuing in Office Until the 2004 Annual Meeting,” “Directors Continuing in Office Until the 2005 Annual Meeting,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to the 2003 Annual Meeting of Stockholders, our “2003 Proxy Statement,” is incorporated by reference. The information under the heading “Employees – Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Employment and Other Arrangements,” and “Compensation Committee Interlocks and Insider Participation” in the 2003 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2003 Proxy Statement is incorporated by reference.

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders appearing under the subsection heading “Equity Compensation Plan Information” under “Employment and Other Arrangements – Plans” in the 2003 Proxy Statement is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” in our 2003 Proxy Statement is incorporated by reference.

PART IV

Item 14.     Controls and Procedures

Evaluation of Del Monte’s Disclosure Controls and Internal Controls

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, Del Monte evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or “Disclosure Controls.” This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, President and Chief Executive Officer; Director (our “CEO”) and our Executive Vice President, Administration and Chief Financial Officer (our “CFO”).

CEO and CFO Certifications

Immediately following the Signatures section of this Annual Report on Form 10-K, there are Certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certification.” This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission s rules and forms.

Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Del Monte have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Del Monte is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

(i)    The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Auditors

Report of PricewaterhouseCoopers LLP, Independent Auditors

Consolidated Balance Sheets—April 27, 2003 and May 1, 2002 Consolidated Statements of Income—April 27, 2003, May 1, 2002 and May 2, 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended April 27, 2003, May 1, 2002 and May 2, 2001

Consolidated Statements of Cash Flows—Fiscal years ended April 27, 2003, May 1, 2002 and May 2, 2001

Notes to consolidated financial statements

2.    Financial Statements Schedules

Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

3.    Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this Annual Report on Form 10-K by this reference and filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is indicated by a “**” on the accompanying Exhibit Index.

(b) Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter ended April 27, 2003:

(1)	The Company filed a current report on Form 8-K/A on March 5, 2003, to amend the current report on Form 8-K on December 24, 2002, related to the incorporation by reference of the financial statements of businesses acquired for the six month period ended October 30, 2002 as previously filed on Form 10-Q by the H.J. Heinz Company on December 12, 2002.

(2)	The Company filed a current report on Form 8-K on March 18, 2003—Item 9 to incorporate the Company’s March 11, 2003 press release regarding the results of operations for the third quarter and nine months ended January 29, 2003 and a reconciliation of non-GAAP financial measures to the most directly comparable financial measures determined in accordance with accounting principles generally accepted in the United States presented during the March 11, 2003 audio webcast to discuss its results of operations for the third quarter and nine months ended January 29, 2003.

(3)	The Company filed a current report on Form 8-K/A on April 9, 2003, to amend the current report on Form 8-K on March 18, 2003, related to the reconciliation of non-GAAP financial measures to the most directly comparable financial measures determined in accordance with accounting principles generally accepted in the United States presented during the March 11, 2003 audio webcast to discuss its results of operations for the third quarter and nine months ended January 29, 2003.

(c)	See Item 15(a)3 above.

(d)	See Item 15(a)1 and 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Monte Foods Company

By:	/s/ RICHARD G. WOLFORD
Richard G. Wolford Chairman of the Board, President and Chief Executive Officer; Director

Dated:  July 22, 2003

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

Signature	Title	Date

/s/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	July 22, 2003

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	July 22, 2003

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	July 22, 2003

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	July 22, 2003

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	July 22, 2003

/s/ MARY R. HENDERSON Mary R. Henderson	Director	July 22, 2003

/s/ GERALD E. JOHNSTON Gerald E. Johnston	Director	July 22, 2003

/s/ TERENCE D. MARTIN Terence D. Martin	Director	July 22, 2003

/s/ JOE L. MORGAN Joe L. Morgan	Director	July 22, 2003

/s/ WILLIAM S. PRICE, III William S. Price, III	Director	July 22, 2003

/s/ DAVID R. WILLIAMS David R. Williams	Director	July 22, 2003

CERTIFICATIONS

I, Richard G. Wolford, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Monte Foods Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ RICHARD G. WOLFORD
Richard G. Wolford Chairman of the Board, President and Chief Executive Officer; Director

Certification of Chief Financial Officer:

I, David L. Meyers, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Monte Foods Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ DAVID L. MEYERS
David L. Meyers Executive Vice President, Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (“2002 Form S-4”)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4)

3.2	Amended and Restated Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the 2002 Form S-4)

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1/A No. 333-48235, filed July 28, 1998 (“1998 Form S-1”))

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as issuer of 9.25% Senior Subordinated Notes due 2011, Del Monte Foods Company, as guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Rights Agreement, dated as of June 12, 2002, by and between Del Monte Foods Company and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A filed on June 13, 2002)

4.6	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.8 to the 2002 Form S-4)

4.7	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the quarterly report filed on Form 10-Q for the period ended January 29, 2003 (the “January 2003 10-Q”))

4.8	Specimen form of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the January 2003 10-Q)

4.9	Registration Rights Agreement dated December 20, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the January 2003 10-Q)

4.10	First Supplemental Indenture dated as of December 20, 2002, among each of SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.4 to the January 2003 10-Q)

Exhibit Number	Description

4.11	Second Supplemental Indenture, dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading (Pacific), Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.5 to the January 2003 10-Q)

10.1	Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.8 to the 2002 Form S-4)

10.2	First Amendment to Transaction Advisory Agreement, dated as of June 13, 2002 (incorporated by reference to Exhibit 10.9 to the 2002 Form S-4)

10.3	Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.10 to the 2002 Form S-4)

*10.4	Placement Agreement, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc.

10.5	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (“the June 2002 10-K”))

10.6	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.13 to the June 2002 10-K)

10.7	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.14 to the June 2002 10-K)

10.8	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.15 to the June 2002 10-K)

10.9	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.16 to the June 2002 10-K)

10.10	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.17 to the June 2002 10-K)

10.11	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the December 1999 10-Q)

10.12	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the June 30, 2002 10-K)

10.13	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

Exhibit Number	Description

10.14	Agreement for Information Technology Services, dated June 30, 2002, between Del Monte Corporation and Electronic Data Systems Corporation and EDS Information Services LLC (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the June 2002 10-K)

10.15	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the DMC Registration Statement)

10.16	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.17	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.18	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.19	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.20	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.21	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.22	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

10.23	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226 (“2000 S-8”))**

10.24	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the 2000 S-8)**

10.25	Retention Plan (adopted October 24, 2000) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended December 31, 2000)**

10.26	Del Monte Foods Annual Incentive Award Plan (amended and restated effective July 1, 2002) (incorporated by reference to Annex G to the 2002 Form S-4)**

*10.27	Del Monte Foods Annual Incentive Plan as amended May 6, 2003 and June 30, 2003

10.28	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the DMC Registration Statement)

10.29	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the DMC Registration Statement)

Exhibit Number	Description

10.30	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867)

10.31	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.32	Del Monte Corporation AIAP Deferred Compensation Plan, dated October 14, 1999, effective July 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended June 30, 2000, File No. 001-14335 (the “2000 Form 10-K”))**

10.33	Retention Agreement between Del Monte Corporation and David L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)**

10.34	First Amendment to Retention Agreement of David L. Meyers, dated March 28, 2002** (incorporated by reference to the Exhibit 10.43 to the June 2002 10-K)

10.35	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

10.36	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999** (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K)

10.37	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002** (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K)

10.38	Employment Agreement and Promissory Note of Wesley J. Smith (incorporated by reference to Exhibit 10.26 to the 1998 Form 10-K)**

10.39	First Amendment to Employment Agreement of Wesley J. Smith, dated July 1, 1999** (incorporated by reference to the Exhibit 10.48 to the June 2002 10-K)

10.40	Second Amendment to Employment Agreement of Wesley J. Smith, dated March 26, 2002** (incorporated by reference to the Exhibit 10.49 to the June 2002 10-K)

10.41	Employment Agreement, dated April 2, 2002, between Del Monte Foods Company and Robert P. Magrann** (incorporated by reference to the Exhibit 10.50 to the June 2002 10-K)

10.42	Employment Agreement, dated March 28, 2002, between Del Monte Foods Company and Marc D. Haberman** (incorporated by reference to the Exhibit 10.51 to the June 2002 10-K)

10.43	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JP Morgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the January 2003 10-Q) (“the Credit Agreement”)

*10.44	First Amendment to the Credit Agreement, dated March 19, 2003

*10.45	Second Amendment to the Credit Agreement, dated April 23, 2003

10.46	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.2 to the January 2003 10-Q)

*10.47	Subsidiary Guarantee Agreement, dated as of December 20, 2002, between the Subsidiaries and the Secured Parties as defined in the Credit Agreement dated as of December 20, 2002

Exhibit Number	Description

10.48	Security Agreement. dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the January 2003 10-Q)

10.49	Supply Agreement, dated August 13, 2002, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.50	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company (incorporated by reference to Exhibit 10.5 to the January 2003 10-Q)

10.51	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.52	Del Monte Foods Company 2002 Stock Incentive Plan, effective December 20, 2002 (incorporated by reference to Exhibit 10.7 to the January 2003 10-Q)

10.53	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 Form S-4)

10.54	Employee Benefits Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of the 2002 Form S-4)

10.55	Tax Separation Agreement among Del Monte Foods Company, H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of the 2002 Form S-4)

*12	Statement re Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Auditors

*23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors

24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*99	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement