Form 10-Q
period 2003-07-27
DEL MONTE FOODS CO
filed 2003-09-10
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003

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

As of August 31, 2003, there were 209,322,984 shares of Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	July 27, 2003	April 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12.0	$42.7
Trade accounts receivable, net of allowances	193.4	222.4
Inventories	899.2	773.1
Deferred tax assets	15.7	16.4
Prepaid expenses and other current assets	128.4	84.8

TOTAL CURRENT ASSETS	1,248.7	1,139.4

Property, plant and equipment, net	850.9	873.5
Intangible assets, net	1,458.3	1,456.3
Other assets, net	76.1	75.7

TOTAL ASSETS	$3,634.0	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$467.2	$432.4
Short-term borrowings	35.5	0.6
Current portion of long-term debt	15.7	11.5

TOTAL CURRENT LIABILITIES	518.4	444.5

Long-term debt	1,631.1	1,635.3
Deferred tax liabilities	199.7	202.7
Other non-current liabilities	316.6	313.0

TOTAL LIABILITIES	2,665.8	2,595.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,318,932 at July 27, 2003 and 209,303,371 at April 27, 2003)	$2.1	$2.1
Notes receivable from stockholders	(0.4)	(0.4)
Additional paid-in capital	937.8	937.0
Accumulated other comprehensive loss	(5.9)	(9.6)
Retained earnings	34.6	20.3

TOTAL STOCKHOLDERS’ EQUITY	968.2	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,634.0	$3,544.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended
	July 27, 2003	July 31, 2002
Net sales	$631.3	$364.3
Cost of products sold	467.6	265.3
Selling, general and administrative expense	110.4	51.5

OPERATING INCOME	53.3	47.5
Interest expense (income)	30.0	(0.2)
Other expense (income)	0.8	(1.5)

INCOME BEFORE INCOME TAXES	22.5	49.2
Provision for income taxes	8.2	16.0

NET INCOME	$14.3	$33.2

Basic earnings per common share	$0.07	$0.21
Diluted earnings per common share	$0.07	$0.21

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	July 27, 2003	July 31, 2002
OPERATING ACTIVITIES:
Net income	$14.3	$33.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21.6	9.0
Deferred taxes	(2.0)	0.8
Other	0.6	(0.5)
Changes in operating assets and liabilities	(81.6)	24.4

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(47.1)	66.9

INVESTING ACTIVITIES:
Capital expenditures	(21.2)	(5.0)
Other	0.1	7.3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21.1)	2.3

FINANCING ACTIVITIES:
Net parent settlements	—	(68.6)
Proceeds from short-term borrowings	37.4	—
Payments on short-term borrowings	(2.5)	—
Principal payments on long-term debt	(1.8)	—
Other	0.1	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33.2	(68.6)

Effect of exchange rate changes on cash and cash equivalents	4.3	0.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	(30.7)	1.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42.7	0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.0	$2.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2003

(In millions, except share and per share data)

Note 1. Business and Basis of Presentation

Del Monte Foods Company (“DMFC”, “Del Monte”, or the “Company”) is one of the country’s largest and most well-known producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, S&W, Contadina and College Inn, and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. The Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products segment includes branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth, infant feeding and pureed products. The Pet Products segment includes dry and wet pet food, pet snacks and veterinary products.

As discussed in the Company’s Annual Report on Form 10-K for the year ended April 27, 2003 (the “2003 Annual Report”), on December 20, 2002 the Company completed the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. Therefore, the results for the quarter ended July 31, 2002 reflect the operations of SKF only, while the results for the quarter ended July 27, 2003 reflect the operations of the combined businesses post-Merger.

Historically, SKF operated on a 52 or 53-week fiscal year ending the Wednesday closest to April 30. During fiscal 2003, the Company’s year-end was changed from the Wednesday nearest April 30 to the Sunday closest to April 30. The Company also changed its quarterly ending dates from Wednesdays to Sundays, beginning in the fourth quarter of fiscal 2003.

The purchase price of $451.0, recorded in connection with the Merger, was allocated based on the fair value of the acquired assets and liabilities. The Company obtained an independent valuation of its property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The purchase price allocation is preliminary, subject to change within the twelve-month period following the Merger. At this time, management believes the purchase price allocation may change based on revisions in the value of certain properties held for sale and the evaluation of taxes for pre-Merger Del Monte in relation to periods prior to December 20, 2002.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 27, 2003 and for the three months ended July 27, 2003 and July 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 27, 2003 are not necessarily indicative of the results expected for the year ending May 2, 2004. These condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2. Significant Accounting Policies

Stock-based Compensation: Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three months ended July 27, 2003, stock-based compensation expense recognized was insignificant.

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three months ended July 27, 2003 and July 31, 2002 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Three Months Ended
	July 27, 2003	July 31, 2002
Net income, as reported	$14.3	$33.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(0.5)	(0.1)

Pro forma net income	$13.8	$33.1

Earnings per share:
Basic - as reported	$0.07	$0.21
Basic - pro forma	$0.07	$0.21
Diluted - as reported	$0.07	$0.21
Diluted - pro forma	$0.07	$0.21

Inventories: Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. For the LIFO facilities, the Company has established various LIFO pools that have measurement dates coinciding with the natural business cycles of the inventories. The LIFO reserve balance was a debit balance of $26.8 as of July 27, 2003 and there was no LIFO reserve as of April 27, 2003. No inventories were valued using LIFO prior to December 20, 2002.

Beginning fiscal 2004, a portion of the Company’s soup and infant feeding inventories will be produced in its Mendota IL facility, an existing LIFO-designated facility. Previously, all soup and infant feeding inventories were produced in the Company’s Pittsburgh, PA facility, which was a FIFO-designated facility. It would be impractical for the Company to value these comparable inventories under different inventory valuation methods. As a result, effective April 28, 2003, the Company has changed the designation of its Pittsburgh facility to a LIFO facility and adopted the LIFO valuation method for all of its soup and infant feeding inventories. The Company believes that this is a preferable change in accounting method.

If the Company had used the FIFO method rather than the LIFO method to value its soup and infant feeding inventories, net income for the three months ended July 27, 2003 would have been $0.6 higher than reported and there would have been an insignificant effect on earnings per share.

Property, plant and equipment, net: For the three months ended July 27, 2003, $23.7 of assets held for sale were reclassified from property, plant and equipment, net to prepaid expenses and other current assets, as management believes these assets will be sold within one year from the balance sheet date.

Note 3. Inventories

	July 27, 2003	April 27, 2003
Finished products	$715.6	$618.5
Raw materials and in-process material	63.2	51.4
Packaging material and other	120.4	103.2

Total inventories	$899.2	$773.1

Note 4. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 27, 2003	July 31, 2002
Basic earnings per share:
Numerator:
Net income attributable to common shares	$14.3	$33.2

Denominator:
Weighted average shares	209,367,865	156,921,228

Basic earnings per common share	$0.07	$0.21

Diluted earnings per share:
Numerator:
Net income attributable to common shares	$14.3	$33.2

Denominator:
Weighted average shares	209,367,865	156,921,228
Effect of dilutive securities - stock options and restricted stock	1,207,079	72,484

Weighted average shares and equivalents	210,574,944	156,993,712

Diluted earnings per common share	$0.07	$0.21

Options outstanding in the amounts of 3,084,038 and 296,272 were not included in the computation of diluted earnings per share for the three months ended July 27, 2003 and July 31, 2002, respectively, because these options’ exercise prices were greater than the average market price of the common stock for those periods.

For the three months ended July 31, 2002, weighted average shares outstanding were retroactively restated to reflect the number of shares received by Heinz shareholders in the Merger. Stock options previously held by SKF employees, which were converted to DMFC options in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” (“FIN 44”) as part of the Merger, have also been retroactively restated to determine the dilutive effect during the prior period based on the weighted average stock prices of DMFC during that period.

Note 5. Debt

The Company’s debt consists of the following:

	July 27, 2003	April 27, 2003
Current:
Revolver	$34.9	$—
Other	0.6	0.6

	$35.5	$0.6

Current portion of long-term debt	$15.7	$11.5

Non-current:
Term loans	$882.0	$881.6
9.25% senior subordinated notes	311.1	311.5
8.625% senior subordinated notes	450.0	450.0
Other	3.7	3.7

	1,646.8	1,646.8
Less current portion	15.7	11.5

	$1,631.1	$1,635.3

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, they were recorded at fair market value of $312.0, with the premium amortized over the life of the notes at $1.4 per year. For the three months ended July 27, 2003, $0.4 of the recorded premium was amortized through earnings as a reduction to interest expense.

During the three months ended July 27, 2003, the Company made scheduled payments of $1.7 and €0.1 of Term B Loan principal. The strengthening of the Euro against the U.S. Dollar has resulted in a $2.0 increase in the U.S. Dollar equivalent of the Term B Loan obligation and a corresponding foreign currency loss recognized in other expense for the three months ended July 27, 2003.

The Company is scheduled to repay $9.3 and €0.3 of its long-term debt during the remainder of fiscal 2004. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2005	$26.2
2006	34.7
2007	43.1
2008	51.5
2009	45.2

The Company’s credit facilities and indentures contain certain restrictive covenants with which the Company must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. The Company believes that it is in compliance with all such financial covenants as of July 27, 2003. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

The Company made cash interest payments of $46.3 during the three months ended July 27, 2003. Prior to the Merger, Heinz performed the treasury function for SKF, which included the sweeping of all available cash and the funding of cash requirements as necessary. These transactions are shown as net parent settlements in the consolidated statement of cash flows for the three months ended July 31, 2002. Therefore, there was no debt or interest expense allocated to SKF prior to the Merger.

Note 6. Employee Severance Costs

During the first quarter of fiscal 2004, the Company communicated to affected employees that they will be terminated as part of the Merger-related integration of certain business functions. The affected employees are part of the Consumer Products reportable segment. The Company established an accrual of $2.2 during the quarter related to severance and benefit costs for the affected employees, of which $2.2 was remaining at July 27, 2003. The total expense related to these termination benefits is estimated to be $2.8, with the remaining $0.6 to be recognized over the related employees’ service periods over the next 15 months. These termination benefits are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

Note 7. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	July 27, 2003	July 31, 2002
Net income	$14.3	$33.2
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4.3	—
Loss on cash flow hedging instruments, net of tax	(0.6)	(1.5)

Total other comprehensive income (loss):	3.7	(1.5)

Comprehensive income	$18.0	$31.7

Note 8. Legal Contingencies

The Company was a defendant in an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000. On July 25, 2003, the Company entered into a full and final settlement of this matter for the sum of $5.7. Settlement of this action did not have a material effect on the Company’s results of operations for the fiscal quarter ended July 27, 2003.

The Company is a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Company does not expect that this will have a material adverse effect on its consolidated financial position.

The Company is also involved from time to time in various legal proceedings incidental to its business, including claims with respect to product liability, worker’s compensation and other employee claims, tort and other general liability, for which it carries insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial position.

Note 9. Related Party Transactions

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in the consolidated statements of income for the three months ended July 31, 2002.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003 the Company filed a Shelf Registration Statement on Form S-3, in accordance with the TPG request.

Note	10. Segment Information

The Company has changed its operating and reportable segments to reflect how the Company now manages its business. Previously, the Company had the following five operating segments: Del Monte Brands, seafood, pet food, veterinary pet, and soup and infant feeding. During the first quarter of fiscal 2004, the soup and infant feeding operating segment was merged into the following operating segments: (1) The Del Monte Brands operating segment now additionally includes broth and infant feeding products; and (2) the seafood operating segment now additionally includes private label soup products.

Prior to the changes in operating segments, the Company had the following three reportable segments: Consumer Products, Pet Products and Soup and Infant Feeding Products. The Consumer Products reportable segment represented the aggregation of the Del Monte Brands and seafood operating segments. Subsequent to reorganizing these two operating segments, the Company performed an analysis and concluded that these two operating segments continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company will continue to combine these two operating segments into the Consumer Products reportable segment, which will now also include the results of the former Soup and Infant Feeding Products reportable segment. Prior period segment information has been reclassified to conform to the new presentation.

The Company now has the following reportable segments:

•	The Consumer Products reportable segment includes the seafood and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth, infant feeding and pureed products.

•	The Pet Products reportable segment includes the pet food and specialty pet operating segments, which manufacture, market and sell dry and wet pet food, pet snacks and veterinary products.

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews total assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

The following tables present financial information about the Company’s reportable segments:

	Three Months Ended
	July 27, 2003	July 31, 2002
Net Sales:
Consumer Products	$449.1	$177.4
Pet Products	182.2	186.9

Total company	$631.3	$364.3

Operating Income:
Consumer Products	$31.4	$15.8
Pet Products	28.8	33.9
Corporate (a)	(6.9)	(2.2)

Total company	$53.3	$47.5

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of July 27, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $629.0 related to the Pet Products reportable segment. As of April 27, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $626.0 related to the Pet Products reportable segment. Non-amortizable goodwill in the Pet Products reportable segment increased by $3.0 during the three months ended July 27, 2003 as a result of foreign exchange fluctuations.

Note 11. Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In December 2002, DMC issued $450.0 of 8.625% Senior Subordinated Notes Due 2012, which were fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by all material direct and indirect U.S. subsidiaries of DMC, as defined in the indenture governing the Notes. The issuer and subsidiary guarantors are 100% owned by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to the parent company, limiting Del Monte’s ability to pay cash dividends. Presented below are Consolidating Balance Sheets as of July 27, 2003 and April 27, 2003 and Consolidating Statements of Income and Cash Flows for the three months ended July 27, 2003 and July 31, 2002 of Del Monte Foods Company (Parent Company), Del Monte Corporation (Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-guarantors).

CONSOLIDATING BALANCE SHEET

JULY 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.3	$0.4	$4.3	$—	$12.0
Trade accounts receivable, net of allowance	—	181.8	0.2	11.6	(0.2)	193.4
Inventories	—	861.5	25.0	28.5	(15.8)	899.2
Deferred tax assets	—	11.8	—	—	3.9	15.7
Prepaid expenses and other current assets	—	138.7	12.2	10.1	(32.6)	128.4

TOTAL CURRENT ASSETS	—	1,201.1	37.8	54.5	(44.7)	1,248.7
Property, plant and equipment, net	—	769.3	61.9	21.0	(1.3)	850.9
Intangible assets, net	—	1,398.4	—	69.4	(9.5)	1,458.3
Other assets, net	968.4	415.2	157.9	0.4	(1,465.8)	76.1

TOTAL ASSETS	$968.4	$3,784.0	$257.6	$145.3	$(1,521.3)	$3,634.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable and accrued expenses	$0.2	$428.8	$7.0	$30.6	$0.6	$467.2
Short-term borrowings	—	34.9	—	0.6	—	35.5
Current portion of long-term debt	—	15.7	—	—	—	15.7

TOTAL CURRENT LIABILITIES	0.2	479.4	7.0	31.2	0.6	518.4
Long-term debt	—	1,631.1	—	—	—	1,631.1
Deferred tax liabilities	—	199.7	0.6	2.6	(3.2)	199.7
Other non-current liabilities	—	505.4	—	1.8	(190.6)	316.6

TOTAL LIABILITIES	0.2	2,815.6	7.6	35.6	(193.2)	2,665.8

Stockholders’ equity:
Common stock	2.1	—	0.1	82.2	(82.3)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.8	938.7	158.9	5.7	(1,103.3)	937.8
Accumulated other comprehensive income (loss)	(5.9)	(5.9)	—	8.5	(2.6)	(5.9)
Retained earnings	34.6	35.6	91.0	13.3	(139.9)	34.6

TOTAL STOCKHOLDERS’ EQUITY	968.2	968.4	250.0	109.7	(1,328.1)	968.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$968.4	$3,784.0	$257.6	$145.3	$(1,521.3)	$3,634.0

CONSOLIDATING BALANCE SHEET

APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.3	$0.4	$3.0	$—	$42.7
Trade accounts receivable, net of allowance	—	208.3	0.9	13.3	(0.1)	222.4
Inventories	—	740.1	18.1	29.9	(15.0)	773.1
Deferred tax assets	—	16.4	—	—	—	16.4
Prepaid expenses and other current assets	—	62.8	20.7	4.4	(3.1)	84.8

TOTAL CURRENT ASSETS	—	1,066.9	40.1	50.6	(18.2)	1,139.4

Property, plant and equipment, net	—	791.2	63.2	19.8	(0.7)	873.5
Intangible assets, net	—	1,399.3	—	66.4	(9.4)	1,456.3
Other assets, net	949.6	441.2	167.1	0.3	(1,482.5)	75.7

TOTAL ASSETS	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$396.1	$6.8	$33.0	$(3.7)	$432.4
Short-term borrowings	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	11.5	—	—	—	11.5

TOTAL CURRENT LIABILITIES	0.2	407.6	6.8	33.6	(3.7)	444.5

Long-term debt	—	1,635.3	—	—	—	1,635.3
Deferred tax liabilities	—	203.1	0.6	0.5	(1.5)	202.7
Other non-current liabilities	—	503.0	—	0.1	(190.1)	313.0

TOTAL LIABILITIES	0.2	2,749.0	7.4	34.2	(195.3)	2,595.5

Stockholders’ equity:
Common stock	2.1	—	0.1	78.1	(78.2)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.0	938.4	179.9	12.0	(1,130.3)	937.0
Accumulated other comprehensive income (loss)	(9.6)	(9.6)	—	4.2	5.4	(9.6)
Retained earnings	20.3	20.8	83.0	8.6	(112.4)	20.3

TOTAL STOCKHOLDERS’ EQUITY	949.4	949.6	263.0	102.9	(1,315.5)	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

CONSOLIDATING STATEMENT OF INCOME

FOR THE QUARTERLY PERIOD ENDED JULY 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$613.9	$70.3	$52.3	$(105.2)	$631.3
Cost of products sold	—	470.8	61.1	41.2	(105.5)	467.6
Selling, general and administrative expense	0.5	104.7	—	5.0	0.2	110.4

OPERATING INCOME (LOSS)	(0.5)	38.4	9.2	6.1	0.1	53.3
Interest expense (income)	—	30.6	(0.7)	0.1	—	30.0
Other expense	—	0.7	—	0.1	—	0.8

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.5)	7.1	9.9	5.9	0.1	22.5
Provision for income taxes	—	5.4	1.9	1.2	(0.3)	8.2
Equity in undistributed earnings of subsidiaries	14.8	13.1	—	—	(27.9)	—

NET INCOME	$14.3	$14.8	$8.0	$4.7	$(27.5)	$14.3

CONSOLIDATING STATEMENT OF INCOME FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$346.2	$85.2	$50.4	$(117.5)	$364.3
Cost of products sold	—	265.9	67.2	43.2	(111.0)	265.3
Selling, general and administrative expense	—	48.4	—	2.9	0.2	51.5

OPERATING INCOME	—	31.9	18.0	4.3	(6.7)	47.5
Interest income	—	(0.2)	—	—	—	(0.2)
Other income	—	(1.5)	—	—	—	(1.5)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	33.6	18.0	4.3	(6.7)	49.2
Provision for income taxes	—	13.1	3.3	—	(0.4)	16.0
Equity in undistributed earnings of subsidiaries	—	12.7	—	—	(12.7)	—

NET INCOME	$—	$33.2	$14.7	$4.3	$(19.0)	$33.2

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERLY PERIOD ENDED JULY 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$14.3	$14.8	$8.0	$4.7	$(27.5)	$14.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	(14.3)	(108.9)	37.4	(7.4)	31.8	(61.4)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(94.1)	45.4	(2.7)	4.3	(47.1)

INVESTING ACTIVITIES:
Capital expenditures	—	(20.5)	(0.4)	(0.3)	—	(21.2)
Dividends from subsidiaries	—	45.0	—	—	(45.0)	—
Other	—	0.1	—	—	—	0.1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	24.6	(0.4)	(0.3)	(45.0)	(21.1)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	37.4	—	—	—	37.4
Payments on short-term borrowings	—	(2.5)	—	—	—	(2.5)
Principal payments on long-term debt	—	(1.8)	—	—	—	(1.8)
Dividends paid	—	—	(45.0)	—	45.0	—
Other	—	0.1	—	—	—	0.1

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	33.2	(45.0)	—	45.0	33.2

Effect of exchange rate changes on cash and cash equivalents	—	4.3	—	4.3	(4.3)	4.3

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(32.0)	—	1.3	—	(30.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$—	$39.3	$0.4	$3.0	$—	$42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7.3	$0.4	$4.3	$—	$12.0

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$—	$33.2	$14.7	$4.3	$(19.0)	$33.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	—	30.9	(12.8)	(4.3)	19.9	33.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	64.1	1.9	—	0.9	66.9

INVESTING ACTIVITIES:
Capital expenditures	—	(3.9)	(0.2)	(0.9)	—	(5.0)
Other	—	7.3	—	—	—	7.3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	3.4	(0.2)	(0.9)	—	2.3

FINANCING ACTIVITIES:
Net parent settlements	—	(68.6)	—	—	—	(68.6)

NET CASH USED IN FINANCING ACTIVITIES	—	(68.6)	—	—	—	(68.6)

Effect of exchange rate changes on cash and cash equivalents	—	0.9	—	0.9	(0.9)	0.9

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(0.2)	1.7	—	—	1.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$—	$0.5	$—	$—	$—	$0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.3	$1.7	$—	$—	$2.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended April 27, 2003 (the “2003 Annual Report”). These historical financial statements may not be indicative of our future performance. Certain prior period amounts have been reclassified to conform to the current period presentation.

Corporate Overview

Our Business. Del Monte Foods Company (“DMFC”, “Del Monte”, or the “Company”) is one of the country’s largest and most well-known producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, S&W, Contadina and College Inn, and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce. The majority of our products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. Our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products segment includes branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth, infant feeding and pureed products. The Pet Products segment includes dry and wet pet food, pet snacks and veterinary products. See Note 10 of our condensed consolidated financial statements in this Form 10-Q for a discussion of recent changes to our reportable segments.

The Merger. On December 20, 2002, Del Monte completed the acquisition of certain businesses of H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. Therefore, the results for the quarter ended July 31, 2002 reflect the operations of SKF only, while the results for the quarter ended July 27, 2003 reflect the operations of the combined businesses post-Merger.

We have operated as a single organization since December 20, 2002, and are in the process of integrating our businesses. We have made several decisions that will shape our combined company and are expected to generate cost savings in the coming years, including:

•	The reconfiguration of our Mendota, IL facility to provide soup production capabilities similar to those in our Pittsburgh, PA plant. We expect the reconfigured Mendota facility will be operational in the fall of 2003.

•	The centralization of our sales functions and consolidation of our sales broker network into one organization.

•	The selection of common platforms for our enterprise resource planning (“ERP”), supply chain planning, trade spend management and financial planning and reporting systems.

All of the above integration initiatives are underway and are currently ahead of schedule.

During the first quarter of fiscal 2004, we communicated to affected employees that they will be terminated as part of the Merger-related integration of certain business functions. The affected employees are part of the Consumer Products reportable segment. We established an accrual of $2.2 related to severance and benefit costs for the affected employees, of which $2.2 was remaining at July 27, 2003. The total expense related to these termination benefits is estimated to be $2.8, with the remaining $0.6 to be recognized over the related employees’ service periods over the next 15 months. These termination benefits are expensed as part of selling, general and administrative expense. We may incur additional severance costs as we continue to integrate our businesses.

Results of Operations

The following discussion provides a summary of results for the three months ended July 27, 2003, compared to the results for the three months ended July 31, 2002.

Net sales. Net sales for the three months ended July 27, 2003 was $631.3 million, an increase of $267.0 million, or 73.3%, compared to $364.3 million for the three months ended July 31, 2002. The increase was primarily due to the addition of the fruit, vegetable, and tomato businesses from the Merger, which generated $267.9 million of product sales.

Net sales in our Consumer Products segment was $449.1 million for the three months ended July 27, 2003, an increase of $271.7 million, or 153.2%, compared to $177.4 million for the three months ended July 31, 2002. Net sales for the three months ended July 31, 2002 did not include sales of our fruit, vegetable, and tomato products, which generated $267.9 million of product sales during the three months ended July 27, 2003. Net sales also increased due to higher tuna pouch volumes and lower seafood trade promotion expenses, partially offset by lower private label soup volume.

Net sales in our Pet Products segment was $182.2 million for the three months ended July 27, 2003, a decrease of $4.7 million, or 2.5%, compared to $186.9 million for the three months ended July 31, 2002. The decline was primarily due to continued volume reductions in non-core brands and the planned exit of certain private label markets. These declines were partially offset by increased core pet food and core pet snack volumes due to strong marketing, favorable pricing, the reintroduction of the original Pup-Peroni formula, and increased veterinary product sales.

Cost of products sold. Cost of products sold for the three months ended July 27, 2003 was $467.6 million, an increase of $202.3 million, or 76.3%, compared to the cost of products sold of $265.3 million for the three months ended July 31, 2002. The increase was primarily due to the addition of $206.0 million of costs related to the sale of fruit, vegetable and tomato products. The decrease in cost of products sold for our other businesses was primarily due to decreased volume in pet products and lower fish costs.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for the three months ended July 27, 2003 was $110.4 million, an increase of $58.9 million, or 114.4%, compared to SG&A of $51.5 million for the three months ended July 31, 2002. The increase was primarily due to the addition of $41.8 million of SG&A related to the fruit, vegetable and tomato businesses, the recognition of $2.2 million of expense related to employee termination benefits, $3.8 million related to other integration activities, and additional increases related to increased marketing spending and investment in our veterinary pet direct sales organization during the three months ended July 27, 2003.

Operating income. Operating income for the three months ended July 27, 2003 was $53.3 million, an increase of $5.8 million, or 12.2%, compared to operating income of $47.5 million for the three months ended July 31, 2002.

The Consumer Products segment’s operating income grew by $15.6 million, or 98.7%, from $15.8 million to $31.4 million for the three months ended July 31, 2002 and July 27, 2003, respectively. This increase was attributable to $20.1 million of operating income from the fruit, vegetable, and tomato businesses included in the 2003 results and increased seafood operating income, which was partially offset by declines in soup. The increase in seafood operating income was primarily due to increased tuna pouch sales volume and lower tuna pouch product costs driven by cost savings initiatives and lower fish costs, partially offset by lower canned tuna pricing.

The Pet Products segment’s operating income declined by $5.1 million, or 15.0%, from $33.9 million to $28.8 million for the three months ended July 31, 2002 and July 27, 2003, respectively. Sales volume reductions and increased marketing spending were partially offset by increased profitability in pet snacks and veterinary pet products.

Provision for Income Taxes. The effective tax rates for the three months ended July 27, 2003 and July 31, 2002 were 36.4% and 32.5%, respectively. The rate for the three months ended July 31, 2002 was lower than the rate for the three months ended July 27, 2003 due to favorable prior period adjustments to the actual tax computed for prior period tax returns which lowered the rate for the prior year.

Net Income. Net income for the three months ended July 27, 2003 and July 31, 2002 was $14.3 million and $33.2 million, respectively. Net income for the three months ended July 27, 2003 includes $30.0 million of interest expense primarily related to the debt acquired as a result of the Merger. As SKF did not have any debt, there is no interest expense for the three months ended July 31, 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate our estimates, including those related to trade promotions, coupon redemption, retirement benefits, retained-insurance liabilities and goodwill and intangibles with indefinite lives. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-Q. Our significant accounting policies are more fully described in Note 3 to our 2003 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time. Deductions are offset against related trade promotion accruals. Should actual levels of performance vary from amounts estimated, adjustments to accruals may be required.

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

Retirement Benefits: We sponsor non-contributory defined benefit pension plans, defined contribution plans, and unfunded retirement benefit plans. Additionally, the Company sponsors certain medical, dental and life insurance plans for eligible retired, salaried, non-union hourly and union employees. Independent third party actuaries utilize several statistical and other factors in an attempt to anticipate future events in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by us in future periods.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our second quarter of fiscal 2004. We do not expect SFAS 150 to have a material effect on our consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13,

“Accounting for Leases.” EITF 01-8 is effective for arrangements entered into or modified after June 30, 2003. We are currently evaluating the impact of EITF 01-8 on potential future modifications to certain of our supply and packaging agreements.

Accounting Changes

Beginning fiscal 2004, a portion of our soup and infant feeding inventories will be produced in our Mendota IL facility, an existing LIFO-designated facility. Previously, all soup and infant feeding inventories were produced in our Pittsburgh, PA facility, which is a FIFO-designated facility. It would be impractical for the Company to value these comparable inventories under different inventory valuation methods. As a result, effective April 28, 2003, we have changed the designation of our Pittsburgh facility to a LIFO facility and adopted the LIFO valuation method for all of our soup and infant feeding inventories. We believe that this is a preferable change in accounting method.

If we had used the FIFO method rather than the LIFO method to value our soup and infant feeding inventories, net income for the three months ended July 27, 2003 would have been $0.6 higher than reported and there would have been an insignificant effect on earnings per share.

Effective at the beginning of fiscal 2004, we adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock based compensation. We elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three months ended July 27, 2003, stock-based compensation expense recognized was insignificant.

Financial Condition - Liquidity and Capital Resources

Our primary cash requirements are to service our debt, finance seasonal working capital needs and make capital expenditures. Funds generated from sales of our products and amounts available under our revolving credit facility are our primary sources of liquidity. The results of operations for the three months ended July 31, 2002 reflect no interest expense and, therefore, are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company.

On December 20, 2002, in connection with the Merger, we established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several banking participants. The outstanding Revolver balance as of July 27, 2003 was $34.9 million. The Revolver balance was zero as of April 27, 2003.

We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. During the three months ended July 27, 2003, we made scheduled payments of $1.7 million and €0.1 million of Term B Loan principal. During the remainder of fiscal 2004, $9.3 million and €0.3 million of our long-term debt principal is scheduled to be repaid. Scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (In millions):

2005	$26.2
2006	34.7
2007	43.1
2008	51.5
2009	45.2

Restrictive Covenants. Our credit facilities and indentures contain certain restrictive covenants with which we must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. We believe that we are in compliance with all such financial covenants as of July 27, 2003. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

Cash Flows

During the three months ended July 27, 2003, our cash and cash equivalents decreased by $30.7 million caused by the net impact of $47.1 million used in operating activities, $21.1 million used in investing activities, and $33.2 million provided by financing activities.

Operating Activities. Cash used in operating activities for the three months ended July 27, 2003 was $47.1 million compared to cash provided by operating activities of $66.9 million for the three months ended July 31, 2002. The decrease during fiscal 2004 includes $126.1 million of seasonal inventory buildup in the fruit, vegetable and tomato businesses that did not exist during fiscal 2003, which is offset by other changes in assets and liabilities. The cash requirements of the Del Monte Brands businesses fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ businesses’ inventories are produced during the packing season, from June through October, then depleted during the other months of the year.

Investing Activities. Cash used in investing activities for the three months ended July 27, 2003 was $21.1 million compared to cash provided by investing activities of $2.3 million for the three months ended July 31, 2002. The change was primarily due to the $16.2 million increase in capital expenditures from $5.0 million for the three months ended July 31, 2002 to $21.2 million for the three months ended July 27, 2003. The increase in capital expenditures was primarily due to $8.0 million of capital expenditures related to the reconfiguration of our Mendota, IL facility to provide soup production capabilities, $4.0 million of expenditures relating to economic return and cost savings projects related to the fruit, vegetable and tomato businesses and $3.0 million related to information technology integration related expenditures. Capital expenditures for the remainder of fiscal 2004 are estimated to be in the range of $75.0 million to $80.0 million.

Financing Activities. Cash provided by financing activities for the three months ended July 27, 2003 was $33.2 million compared to cash used in financing activities of $68.6 million for the three months ended July 31, 2002. During the three months ended July 27, 2003, we borrowed $37.4 million from our revolving credit facility to finance the beginning of the seasonal inventory buildup of fruit, vegetable and tomato inventories, of which $2.5 million was repaid during the quarter. Prior to the Merger, Heinz centrally managed all of the cash flows related to the Acquired Businesses. For the three months ended July 31, 2002, net settlements with the parent company of $68.6 million were paid to Heinz, generated primarily from the operations of the Acquired Businesses.

Related Parties

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in our consolidated statements of income for the three months ending July 31, 2002.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement, dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that we file up to two registration statements to register the resale of the DMFC common stock owned by them. On September 9, 2003 we filed a Shelf Registration Statement on Form S-3, in accordance with the TPG request.

Compensation earned by Mr. William Price as a director of Del Monte, excluding options, is paid to TPG GenPar, L.P. Mr. Price is a shareholder and director of TPG Advisors, Inc., the sole general partner of TPG GenPar, L.P., which is the sole general partner of each of TPG Partners, L.P. and TPG Parallel I, L.P. In the first quarter of fiscal 2004, Mr. Price earned $0.01 million as well as 1,013 shares of DMFC common stock.

Factors That May Affect Our Future Results

This report on Form 10-Q, including the section entitled “Item 1. Financial Statements” and this section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	the success of the integration of the businesses we acquired from Heinz in a timely and cost effective manner;

•	the risk that we may incur liabilities as a result of the acquisition of these businesses that are currently unknown;

•	costs related to the acquisition and integration of these businesses;

•	the actions of the U.S., foreign and local governments;

•	general economic and business conditions;

•	weather conditions;

•	energy costs and availability;

•	crop yields;

•	competition, including pricing and promotional spending levels by competitors;

•	raw material costs and availability;

•	fish availability and pricing;

•	high leverage;

•	product liability claims;

•	changes in or the failure or inability to comply with, governmental regulations, including environmental regulations;

•	foreign currency exchange and interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers;

•	the timely introduction and market acceptance of new products;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	ability to increase prices;

•	disruption in relationships with our employees;

•	industry trends, including changes in buying and inventory practices by customers; and

•	production capacity constraints and other economic, business, competitive and/or regulatory factors affecting our operations.

These factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2003 Annual Report.

All forward-looking statements in this report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0 million. All of our interest rate swaps have been formally designated as cash flow hedges. During the three months ended July 27, 2003, our interest rate cash flow hedges resulted in a $0.7 million increase to other comprehensive income, a $0.4 million decrease in deferred tax liabilities, and a $0.2 million increase in other expense. Also during the three months ended July 27, 2003, we reduced interest expense by $1.1 million, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. We expect to amortize approximately $3.1 million of the liability during the remainder of fiscal 2004. The fair value of our interest rate swaps on July 27, 2003 was a liability of $8.2 million and is recorded in other non-current liabilities.

Foreign Currency Rates. Our primary foreign currency exposure is related to our Euro-denominated term debt. We are the U.S. Dollar payer in a currency swap, which was entered into as an economic hedge of the periodic Euro principal and interest payments on our Euro-denominated debt. The fair value of the currency swap was $2.5 million and $0.2 million on July 27, 2003 and April 27, 2003, respectively. This change in fair value resulted in a $2.3 million increase in other assets and a corresponding decrease in other expense for the three months ended July 27, 2003.

The table below presents our market risk associated with debt obligations and associated derivatives as of July 27, 2003. The fair values included are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on July 27, 2003. Our foreign denominated debt appears in both the interest rate risk and the foreign exchange risk sections of the table.

	Maturity						Total	Fair Value July 27, 2003
	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	After Fiscal 2008
	(currency in millions)
Interest Rate Risk:

Long-term Debt (US$ Equivalent)
Fixed Rate ($US)	$0.1	$0.1	$0.2	$0.2	$0.2	$764.1	$764.9	$801.8
Average Interest Rate	5.89%	5.89%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate ($US)	$9.2	$25.6	$34.0	$42.5	$50.9	$670.3	$832.5	$832.5
Average Interest Rate	4.75%	4.68%	4.66%	4.65%	4.64%	4.84%	4.81%
Variable Rate (EUR)	$0.4	$0.5	$0.5	$0.5	$0.5	$47.0	$49.4	$49.4
Average Interest Rate	5.88%	5.88%	5.88%	5.88%	5.88%	5.88%	5.88%

Interest Rate and Currency Swaps
Notional Amount	$0.4	$125.5	$0.5	$348.0	—	—	$474.4	$(5.7)
Average Rate Receivable	5.88%	1.12%	5.88%	1.77%	—	—	1.61%
Average Rate Payable	5.06%	4.91%	5.06%	2.86%	—	—	3.39%

Foreign Exchange Risk:

Euro Denominated Debt
Variable Rate	€0.3	€0.4	€0.4	€0.4	€0.4	€41.0	€42.9	€42.9

Currency Swaps
Receive Euro/Pay US Dollar Notional Amount	€0.3	€0.4	€0.4	€41.8	—	—	€42.9	$2.5
Contractual Exchange Rate	$1.1	$1.1	$1.1	$1.1	—	—	$1.1

Commodities Prices. We purchase certain commodities such as corn, wheat, soybean meal and oil. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity future or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. Such contracts are accounted for as hedges, if they meet certain qualifying criteria, with the effective portion of gains and losses recognized as part of cost of products sold, and generally have a term of less than eighteen months. As of July 27, 2003, unrealized gains and losses related to commodity contracts were insignificant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Del Monte’s Disclosure Controls and Internal Controls

Del Monte evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, President, Chief Executive Officer and Director (our “CEO”) and our Executive Vice President, Administration and Chief Financial Officer (our “CFO”).

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the “Rule 13a-15(e) Certifications” are filed as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q. This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-15(e) Certifications and it should be read in conjunction with the Rule 13a-15(e) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control over Financial Reporting

Disclosure Controls are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Del Monte have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Del Monte is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were the defendant in an action brought by Purebred Company, Inc., in the U.S. District Court for the District of Colorado on March 30, 2000. On July 25, 2003, we entered into a full and final settlement of this matter and paid the plaintiff the sum of $5.7 million. Settlement of this action did not have a material effect on our results of operations for the fiscal quarter ended July 27, 2003.

We are the defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted our motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. We do not expect that this will have a material adverse effect on our financial position.

We filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. We elected to opt-out of the class action and file suit separately. We are seeking to recover damages we sustained as a result of this alleged conspiracy. At this time, we cannot reasonably estimate our potential recovery, if any.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	On May 2, 2003, in consideration of Mr. William Price’s service as a director during the three-month period ended April 27, 2003, we issued 1,114 shares of DMFC common stock to TPG GenPar, L.P. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

(d)	NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (the “2002 Form S-4”))

3.2	Amended and Restated Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the 2002 Form S-4)

18	Preferability letter from KPMG LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the fiscal quarter ended July 27, 2003:

(1)	The Company filed a current report on Form 8-K on May 21, 2003 under Item 9 and Item 12 to report a press release discussing the Company’s fiscal 2003 pro forma results and its financial targets for its 2004 fiscal year, including financial statements and exhibits filed under Item 7.

(2)	The Company filed a current report on Form 8-K on June 26, 2003 under Item 9 and Item 12 to report a press release discussing the Company’s results for its fiscal quarter and fiscal year ended April 27, 2003.

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

Dated: September 10, 2003