Form 10-Q
period 2003-10-26
DEL MONTE FOODS CO
filed 2003-12-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 26, 2003

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

As of November 28, 2003, there were 209,473,513 shares of Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	October 26, 2003	April 27, 2003
ASSETS
Cash and cash equivalents	$13.6	$42.7
Trade accounts receivable, net of allowance	245.3	222.4
Inventories	1,142.2	773.1
Deferred tax assets	15.1	16.4
Prepaid expenses and other current assets	120.5	84.8

TOTAL CURRENT ASSETS	1,536.7	1,139.4

Property, plant and equipment, net	851.6	873.5
Intangible assets, net	1,460.8	1,456.3
Other assets, net	68.0	75.7

TOTAL ASSETS	$3,917.1	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$607.0	$432.4
Short-term borrowings	129.1	0.6
Current portion of long-term debt	19.9	11.5

TOTAL CURRENT LIABILITIES	756.0	444.5

Long-term debt	1,626.2	1,635.3
Deferred tax liabilities	204.4	202.7
Other non-current liabilities	313.7	313.0

TOTAL LIABILITIES	2,900.3	2,595.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,455,018 at October 26, 2003 and 209,303,371 at April 27, 2003)	$2.1	$2.1
Notes receivable from stockholders	(0.4)	(0.4)
Additional paid-in capital	939.2	937.0
Accumulated other comprehensive income (loss)	1.1	(9.6)
Retained earnings	74.8	20.3

TOTAL STOCKHOLDERS’ EQUITY	1,016.8	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,917.1	$3,544.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 26, 2003	October 30, 2002	October 26, 2003	October 30, 2002
Net sales	$811.6	$471.7	$1,442.9	$836.0
Cost of products sold	592.3	331.3	1,059.9	596.6
Selling, general and administrative expense	128.1	63.7	238.5	115.2

OPERATING INCOME	91.2	76.7	144.5	124.2
Interest expense (income)	30.9	(0.2)	60.9	(0.4)
Other income	2.4	0.3	1.6	1.8

INCOME BEFORE INCOME TAXES	62.7	77.2	85.2	126.4
Provision for income taxes	22.5	24.8	30.7	40.8

NET INCOME	$40.2	$52.4	$54.5	$85.6

Basic earnings per common share	$0.19	$0.33	$0.26	$0.55
Diluted earnings per common share	$0.19	$0.33	$0.26	$0.54

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 26, 2003	October 30, 2002
OPERATING ACTIVITIES:
Net income	$54.5	$85.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	43.5	18.3
Deferred taxes	3.3	7.2
Other items, net	2.6	1.6
Changes in operating assets and liabilities	(224.7)	41.1

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(120.8)	153.8

INVESTING ACTIVITIES:
Capital expenditures	(43.1)	(14.3)
Proceeds from disposal of property, plant and equipment	0.1	0.3
Other items, net	—	6.3

NET CASH USED IN INVESTING ACTIVITIES	(43.0)	(7.7)

FINANCING ACTIVITIES:
Net parent settlements	—	(144.7)
Proceeds from short-term borrowings	186.8	—
Payments on short-term borrowings	(58.3)	—
Principal payments on long-term debt	(3.6)	—
Issuance of common stock	0.5	—
Other items, net	0.1	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	125.5	(144.7)

Effect of exchange rate changes on cash and cash equivalents	9.2	(0.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29.1)	0.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42.7	0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13.6	$1.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2003

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth and infant feeding products. The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food, pet snacks and veterinary products. See Note 10 for a discussion of changes to the Company’s reportable segments during the first quarter of fiscal 2004.

As discussed in the Company’s Annual Report on Form 10-K for the year ended April 27, 2003 (the “2003 Annual Report”), on December 20, 2002 the Company completed the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. Therefore, the results for the quarter ended October 30, 2002 reflect the operations of SKF only, while the results for the quarter ended October 26, 2003 reflect the operations of the combined businesses post-Merger.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. Historically, SKF operated on a 52 or 53-week fiscal year ending the Wednesday closest to April 30. During fiscal 2003, the Company’s year-end was changed from the Wednesday closest to April 30 to the Sunday closest to April 30. The Company also changed its quarterly ending dates from Wednesdays to Sundays, beginning in the fourth quarter of fiscal 2003. The results of operations for fiscal 2004 and 2003 contain 53 and 52 weeks, respectively. The results of operations for the fiscal quarters ended October 26, 2003 and October 30, 2002 each contain 13 weeks.

The purchase price of $451.0, recorded in connection with the Merger, was allocated based on the fair value of the acquired assets and liabilities. The Company obtained an independent valuation of its property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The purchase price allocation is preliminary, subject to change based on the final evaluation of taxes for pre-Merger Del Monte in relation to periods prior to December 20, 2002.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 26, 2003 and for the three and six months ended October 26, 2003 and October 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 26, 2003 are not necessarily indicative of the results expected for the year ending May 2, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2. Significant Accounting Policies

Stock-based Compensation: Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three and six months ended October 26, 2003, stock-based compensation expense recognized was $0.6 for each period. For all other stock-based compensation, compensation expense recognized was $0.5 and $0.9 for the three and six months ended October 26, 2003, respectively.

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and six months ended October 26, 2003 and October 30, 2002 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Three Months Ended		Six Months Ended
	October 26, 2003	October 30, 2002	October 26, 2003	October 30, 2002
Net income, as reported	$40.2	$52.4	$54.5	$85.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.7	0.1	0.9	0.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1.2)	(0.2)	(1.9)	(0.2)

Pro forma net income	$39.7	$52.3	$53.5	$85.5

Earnings per share:
Basic - as reported	$0.19	$0.33	$0.26	$0.55
Basic - pro forma	$0.19	$0.33	$0.26	$0.54
Diluted - as reported	$0.19	$0.33	$0.26	$0.54
Diluted - pro forma	$0.19	$0.33	$0.25	$0.54

Inventories: Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. For the LIFO facilities, the Company has established LIFO pools for containers and finished goods inventories. The LIFO reserve balance was a debit balance of $27.4 as of October 26, 2003. There was no LIFO reserve as of April 27, 2003 and no SKF inventories were valued using LIFO prior to December 20, 2002.

Beginning in fiscal 2004, the Company began to produce a portion of its soup inventories in its Mendota, IL facility, an existing LIFO-designated facility. Soup and infant feeding inventories are also produced in the Company’s Pittsburgh, PA facility, which was a FIFO-designated facility. It would not be practical for the Company to value these comparable inventories under different inventory valuation methods. As a result, effective April 28, 2003, the Company changed the designation of its Pittsburgh facility to a LIFO facility and adopted the LIFO valuation method for all of its soup and infant feeding inventories. The Company believes that this is a preferable change in accounting method.

If the Company had used the FIFO method rather than the LIFO method to value its soup and infant feeding inventories, net income for the three and six months ended October 26, 2003 would have been $0.4 and $1.0 higher than reported, respectively, and would not have had a significant effect on earnings per share for either period.

Property, plant and equipment, net: During the first six months of fiscal 2004, $28.3 of property, plant and equipment, net was reclassified as assets held for sale as part of prepaid expenses and other current assets, as management believes these assets will be sold within one year from the balance sheet date.

Note 3. Inventories

The Company’s inventories consist of the following:

	October 26, 2003	April 27, 2003
Finished products	$1,026.0	$618.5
Raw materials and in-process material	73.2	51.4
Packaging material and other	43.0	103.2

Total inventories	$1,142.2	$773.1

Note 4. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 26, 2003	October 30, 2002	October 26, 2003	October 30, 2002
Basic earnings per share:
Numerator:
Net income attributable to common shares	$40.2	$52.4	$54.5	$85.6

Denominator:
Weighted average shares	209,458,920	156,921,228	209,412,640	156,921,228

Basic earnings per common share	$0.19	$0.33	$0.26	$0.55

Diluted earnings per share:
Numerator:
Net income attributable to common shares	$40.2	$52.4	$54.5	$85.6

Denominator:
Weighted average shares	209,458,920	156,921,228	209,412,640	156,921,228
Effect of dilutive securities	1,171,991	243,074	1,129,358	158,189

Weighted average shares and equivalents	210,630,911	157,164,302	210,541,998	157,079,417

Diluted earnings per common share	$0.19	$0.33	$0.26	$0.54

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock compensation.

Options outstanding in the amounts of 2,932,257 and 6,265,607 were not included in the computation of diluted earnings per share for the three and six months ended October 26, 2003, respectively, because these options’ exercise prices were greater than the average market price of the common stock for those periods. Options outstanding in the amounts of 323,199 and 147,887 were not included in the computation of diluted earnings per share for the three and six months ended October 30, 2002, respectively, because these options’ exercise prices were greater than the average market price of the common stock for those periods.

For the three and six months ended October 30, 2002, weighted average shares outstanding were retroactively restated to reflect the number of shares received by Heinz shareholders in the Merger. Stock options previously held by SKF employees, which were converted to DMFC options in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” (“FIN 44”) as part of the Merger, have also been retroactively restated to determine the dilutive effect during the prior period based on the weighted average stock prices of DMFC during that period.

Note 5. Debt

The Company’s debt consists of the following:

	October 26, 2003	April 27, 2003
Current:
Revolver	$128.4	$—
Other	0.7	0.6

Short-term borrowings	$129.1	$0.6

Current portion of long-term debt	$19.9	$11.5

Non-current:
Term loans	$881.5	$881.6
9.25% senior subordinated notes	310.8	311.5
8.625% senior subordinated notes	450.0	450.0
Other	3.8	3.7

	1,646.1	1,646.8
Less current portion	19.9	11.5

Long-term debt	$1,626.2	$1,635.3

The Company borrowed $149.3 and $186.7 from the Revolver during the three and six months ended October 26, 2003, respectively, of which $58.3 had been repaid by October 26, 2003. As of October 26, 2003, the remaining availability under the Revolver was $116.9.

During the three months ended October 26, 2003, the Company made scheduled repayments of $1.7 and €0.1 of Term B Loan principal. During the six months ended October 26, 2003, the Company made scheduled repayments of $3.3 and €0.2 of Term B Loan principal. The strengthening of the Euro against the U.S. Dollar has resulted in increases of $1.4 and $3.4, respectively, in the U.S. Dollar equivalent of the Term B Loan obligation and corresponding foreign currency losses recognized in other expense for the three and six months ended October 26, 2003. During the three and six months ended October 26, 2003, foreign currency losses were substantially offset by increases of $1.4 and $3.8, respectively, in the value of a U.S. Dollar-Euro cross currency swap, which was entered into in January 2003.

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, these notes were recorded at their fair market value of $312.0, with the premium amortized over the life of the notes at $1.4 per year. For the three and six months ended October 26, 2003, $0.4 and $0.7, respectively, of the recorded premium was amortized through earnings as a reduction to interest expense.

The Company is scheduled to repay $7.5 and €0.2 of its long-term debt during the remainder of fiscal 2004. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2005	$26.3
2006	34.7
2007	43.1
2008	51.6
2009	45.3

The Company’s credit facilities and indentures contain certain restrictive covenants with which the Company must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. The Company believes that it is in compliance with all such financial covenants as of October 26, 2003. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

The Company made cash interest payments of $61.6 during the six months ended October 26, 2003. Prior to the Merger, Heinz performed the treasury function for SKF, which included the sweeping of all available cash and the funding of cash requirements as necessary. These transactions are shown as net parent settlements in the consolidated statement of cash flows for the six months ended October 30, 2002. Therefore, there was no debt or interest expense allocated to SKF prior to the Merger.

Note 6. Employee Severance Costs

During the first six months of fiscal 2004, the Company communicated to affected employees that they will be terminated as part of the Merger-related integration of certain business functions. The total expense related to termination benefits for employees with communication dates in the first and second quarter of fiscal 2004, is estimated to be $4.3, with $1.7 and $3.9 recognized during the three and six months ended October 26, 2003, respectively. The remaining $0.4 will be recognized ratably over the related employees’ service periods during the next 12 months. During the three months ended October 26, 2003, adjustments were made to the accrual that had been established as of July 27, 2003. Adjustments were necessary due to changes in the number of employees receiving severance benefits and changes in the estimated severance payouts for certain employees. These termination benefits are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

	Consumer Products	Pet Products	Total Company
Accrued termination and severance costs - April 27, 2003	$—	$—	$—
Termination and severance costs incurred	2.2	—	2.2

Accrued termination and severance costs - July 27, 2003	2.2	—	2.2
Termination and severance costs incurred	1.2	0.9	2.1
Adjustments to previous accrual	(0.4)	—	(0.4)
Amounts utilized	—	(0.8)	(0.8)

Accrued termination and severance costs - October 26, 2003	$3.0	$0.1	$3.1

Note 7. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 26, 2003	October 30, 2002	October 26, 2003	October 30, 2002
Net income	$40.2	$52.4	$54.5	$85.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5.3	—	9.6	—
Gain/(Loss) on cash flow hedging instruments, net of tax	1.7	0.7	1.1	(0.8)

Total accumulated other comprehensive income (loss):	7.0	0.7	10.7	(0.8)

Total comprehensive income	$47.2	$53.1	$65.2	$84.8

Note 8. Legal Contingencies

Except as set forth below and in the Company’s quarterly report on Form 10-Q for the period ended July 27, 2003, there have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended April 27, 2003.

The Company assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the agreement and plan of merger. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about its value and its prospects for sale. The plaintiff also alleges that it relied on Del Monte’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent Del Monte’s alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. On September 11, 2003, the court granted, in part, the Company’s motion for summary judgment and dismissed two of the plaintiff’s causes of action. The court denied the Company’s motion for summary judgment as to a cause of action for breach of contract, which is the only remaining cause of action. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. Nevertheless, the Company believes that it has adequate insurance coverage to cover any material liability, fees and cost that it may incur with respect to this litigation. The Company is defending this proceeding vigorously.

On September 11, 2003, the Allegheny County Health Department issued a notice of violation alleging violations of rules governing air emissions from the power plant at the Company’s Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to the Company’s acquisition of this facility in December 2002. The Allegheny County Health Department threatened to impose civil fines and penalties of up to $0.9. The power plant is operated by a third-party operator under contract with Del Monte. The Company expects to be indemnified by the third-party operator for some or all of any fines or penalties ultimately imposed. The Company is currently investigating the allegations. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability.

Note 9. Related Party Transactions

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in the consolidated statements of income for the three and six months ended October 30, 2002.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3, in accordance with the TPG request. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated the Company’s quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission.

Transactions with Management. In 1998, the Company sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to the Company in full, including interest thereon in accordance with the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of the Company’s directors or executive officers or members of their immediate families.

Note 10. Segment Information

During the first quarter of fiscal 2004, the Company changed its operating and reportable segments to reflect how the Company now manages its business. Previously, the Company had the following five operating segments: Del Monte Brands, seafood, pet food, veterinary pet, and soup and infant feeding. During the first quarter of fiscal 2004, the soup and infant feeding operating segment was merged into the following operating segments: (1) The Del Monte Brands operating segment now additionally includes broth and infant feeding products; and (2) the seafood operating segment (renamed the StarKist Brands operating segment) now additionally includes private label soup products.

Prior to the changes in operating segments, the Company had the following three reportable segments: Consumer Products, Pet Products and Soup and Infant Feeding Products. The Consumer Products reportable segment represented the aggregation of the Del Monte Brands and StarKist Brands operating segments. Subsequent to reorganizing these two operating segments, the Company performed an analysis and concluded that these two operating segments continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company will continue to combine these two operating segments into the Consumer Products reportable segment. Prior period segment information has been reclassified to conform to the new presentation.

Additionally, during the second quarter of fiscal 2004, the pet food and veterinary pet operating segments were merged into the pet products operating segment. Because these operating segments were already being combined as the Pet Products reportable segment in previous financial statements, this operating segment change does not result in changes to any disclosures under SFAS 131.

The Company now has the following reportable segments:

•	The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth, infant feeding and pureed products.

•	The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food, pet snacks and veterinary products.

The Company’s chief operating decision-maker, which is its Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews total assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

The following tables present financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 26, 2003	October 30, 2002	October 26, 2003	October 30, 2002
Net Sales:
Consumer Products	$599.4	$244.2	$1,048.4	$421.6
Pet Products	212.2	227.5	394.5	414.4

Total company	$811.6	$471.7	$1,442.9	$836.0

Operating Income:
Consumer Products	$67.1	$33.7	$98.6	$49.5
Pet Products	33.4	46.0	62.2	79.9
Corporate (a)	(9.3)	(3.0)	(16.3)	(5.2)

Total company	$91.2	$76.7	$144.5	$124.2

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of October 26, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $632.4 related to the Pet Products reportable segment. As of April 27, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $626.0 related to the Pet Products reportable segment. Non-amortizable goodwill in the Pet Products reportable segment increased by $3.4 and $6.4 during the three and six months ended October 26, 2003, respectively, as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian operations.

Refer to Note 6 for accrued termination and severance costs detailed by reportable segment.

Note 11. Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In December 2002, DMC issued $450.0 of 8.625% Senior Subordinated Notes Due 2012, which were fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by all material direct and indirect U.S. subsidiaries of DMC, as defined in the indenture governing the Notes. The issuer and subsidiary guarantors are 100% owned by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to the parent company, limiting Del Monte’s ability to pay cash dividends. Presented below are Consolidating Balance Sheets as of October 26, 2003 and April 27, 2003, Consolidating Statements of Income for the three and six months ended October 26, 2003 and October 30, 2002 and Consolidating Statements of Cash Flows for the six months ended October 26, 2003 and October 30, 2002 of Del Monte Foods Company (Parent Company), Del Monte Corporation (Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-guarantors).

CONSOLIDATING BALANCE SHEET

OCTOBER 26, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$8.3	$1.7	$3.6	$—	$13.6
Trade accounts receivable, net of allowance	—	233.1	0.8	11.4	—	245.3
Inventories	—	1,101.5	24.6	30.2	(14.1)	1,142.2
Deferred tax assets	—	15.1	—	—	—	15.1
Prepaid expenses and other current assets		95.2	12.8	14.9	(2.4)	120.5

TOTAL CURRENT ASSETS	—	1,453.2	39.9	60.1	(16.5)	1,536.7

Property, plant and equipment, net	—	769.5	61.3	21.5	(0.7)	851.6
Intangible assets, net	—	1,397.5	—	73.8	(10.5)	1,460.8
Other assets, net	1,017.0	447.8	165.1	0.3	(1,562.2)	68.0

TOTAL ASSETS	$1,017.0	$4,068.0	$266.3	$155.7	$(1,589.9)	$3,917.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$569.6	$9.0	$30.4	(2.2)	$607.0
Short-term borrowings	—	128.4	—	0.7	—	129.1
Current portion of long-term debt	—	19.9	—	—	—	19.9

TOTAL CURRENT LIABILITIES	0.2	717.9	9.0	31.1	(2.2)	756.0

Long-term debt	—	1,626.2	—	—	—	1,626.2
Deferred tax liabilities	—	203.9	0.6	1.6	(1.7)	204.4
Other non-current liabilities	—	503.0	—	2.0	(191.3)	313.7

TOTAL LIABILITIES	0.2	3,051.0	9.6	34.7	(195.2)	2,900.3

Stockholders’ equity:
Common stock	2.1	—	0.1	82.2	(82.3)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	939.2	938.8	158.6	8.4	(1,105.8)	939.2
Accumulated other comprehensive loss	1.1	1.1	—	12.5	(13.6)	1.1
Retained earnings	74.8	77.1	98.0	17.9	(193.0)	74.8

TOTAL STOCKHOLDERS’ EQUITY	1,016.8	1,017.0	256.7	121.0	(1,394.7)	1,016.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017.0	$4,068.0	$266.3	$155.7	$(1,589.9)	$3,917.1

CONSOLIDATING BALANCE SHEET

APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.3	$0.4	$3.0	$—	$42.7
Trade accounts receivable, net of allowance	—	208.3	0.9	13.3	(0.1)	222.4
Inventories	—	740.1	18.1	29.9	(15.0)	773.1
Deferred tax assets	—	16.4	—	—	—	16.4
Prepaid expenses and other current assets	—	62.8	20.7	4.4	(3.1)	84.8

TOTAL CURRENT ASSETS	—	1,066.9	40.1	50.6	(18.2)	1,139.4

Property, plant and equipment, net	—	791.2	63.2	19.8	(0.7)	873.5
Intangible assets, net	—	1,399.3	—	66.4	(9.4)	1,456.3
Other assets, net	949.6	441.2	167.1	0.3	(1,482.5)	75.7

TOTAL ASSETS	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$396.1	$6.8	$33.0	$(3.7)	$432.4
Short-term borrowings	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	11.5	—	—	—	11.5

TOTAL CURRENT LIABILITIES	0.2	407.6	6.8	33.6	(3.7)	444.5

Long-term debt	—	1,635.3	—	—	—	1,635.3
Deferred tax liabilities	—	203.1	0.6	0.5	(1.5)	202.7
Other non-current liabilities	—	503.0	—	0.1	(190.1)	313.0

TOTAL LIABILITIES	0.2	2,749.0	7.4	34.2	(195.3)	2,595.5

Stockholders’ equity:
Common stock	2.1	—	0.1	78.1	(78.2)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.0	938.4	179.9	12.0	(1,130.3)	937.0
Accumulated other comprehensive income (loss)	(9.6)	(9.6)	—	4.2	5.4	(9.6)
Retained earnings	20.3	20.8	83.0	8.6	(112.4)	20.3

TOTAL STOCKHOLDERS’ EQUITY	949.4	949.6	263.0	102.9	(1,315.5)	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

CONSOLIDATING STATEMENT OF INCOME

FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$793.7	$79.6	$55.2	$(116.9)	$811.6
Cost of products sold	—	594.7	72.1	45.1	(119.6)	592.3
Selling, general and administrative expense	1.3	122.7	—	4.4	(0.3)	128.1

OPERATING INCOME	(1.3)	76.3	7.5	5.7	3.0	91.2
Interest expense (income)	—	31.9	(1.0)	—	—	30.9
Other income	—	2.0	—	0.4	—	2.4

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1.3)	46.4	8.5	6.1	3.0	62.7
Provision for income taxes	—	18.5	1.5	1.5	1.0	22.5
Equity in undistributed earnings of subsidiaries	41.5	13.6	—	—	(55.1)	—

NET INCOME	$40.2	$41.5	$7.0	$4.6	$(53.1)	$40.2

CONSOLIDATING STATEMENT OF INCOME

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$439.4	$152.3	$93.7	$(213.7)	$471.7
Cost of products sold	—	341.9	126.0	78.2	(214.8)	331.3
Selling, general and administrative expense	—	56.1	—	7.6	—	63.7

OPERATING INCOME	—	41.4	26.3	7.9	1.1	76.7
Interest income	—	0.2	—	—	—	0.2
Other income	—	0.3	—	—	—	0.3

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	41.9	26.3	7.9	1.1	77.2
Provision for income taxes	—	20.4	4.2	—	0.2	24.8
Equity in undistributed earnings of subsidiaries	—	30.9	—	—	(30.9)	—

NET INCOME	$—	$52.4	$22.1	$7.9	$(30.0)	$52.4

CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTH PERIOD ENDED OCTOBER 26, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,407.6	$149.9	$107.5	$(222.1)	$1,442.9
Cost of products sold	—	1,065.5	133.2	86.3	(225.1)	1,059.9
Selling, general and administrative expense	1.8	227.4	—	9.4	(0.1)	238.5

OPERATING INCOME	(1.8)	114.7	16.7	11.8	3.1	144.5
Interest expense (income)	—	62.5	(1.7)	0.1	—	60.9
Other income	—	1.3	—	0.3	—	1.6

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1.8)	53.5	18.4	12.0	3.1	85.2
Provision for income taxes	—	23.9	3.4	2.7	0.7	30.7
Equity in undistributed earnings of subsidiaries	56.3	26.7	—	—	(83.0)	—

NET INCOME	$54.5	$56.3	$15.0	$9.3	$(80.6)	$54.5

CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTH PERIOD ENDED OCTOBER 30, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$785.6	$237.5	$144.1	$(331.2)	$836.0
Cost of products sold	—	607.8	193.2	121.4	(325.8)	596.6
					—
Selling, general and administrative expense	—	104.5	—	10.5	0.2	115.2

OPERATING INCOME	—	73.3	44.3	12.2	(5.6)	124.2
Interest income	—	0.4	—	—	—	0.4
Other income	—	1.8	—	—	—	1.8

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	75.5	44.3	12.2	(5.6)	126.4
Provision for income taxes	—	33.5	7.5	—	(0.2)	40.8
Equity in undistributed earnings of subsidiaries	—	43.6	—	—	(43.6)	—

NET INCOME	$—	$85.6	$36.8	$12.2	$(49.0)	$85.6

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED OCTOBER 26, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$54.5	$56.3	$15.0	$9.3	$(80.6)	$54.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	(54.5)	(226.0)	32.6	(17.2)	89.8	(175.3)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(169.7)	47.6	(7.9)	9.2	(120.8)

INVESTING ACTIVITIES:
Capital expenditures	—	(41.0)	(1.3)	(0.8)	—	(43.1)
Proceeds from disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Dividend from Subs	—	45.0	—	—	(45.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	4.1	(1.3)	(0.8)	(45.0)	(43.0)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	186.7	—	0.1	—	186.8
Payments on short-term borrowings	—	(58.3)	—	—	—	(58.3)
Principal payments on long-term debt	—	(3.6)	—	—	—	(3.6)
Dividends Paid	—	—	(45.0)	—	45.0	—
Other	—	0.6	—	—	—	0.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	125.4	(45.0)	0.1	45.0	125.5

Effect of exchange rate changes on cash and cash equivalents	—	9.2	—	9.2	(9.2)	9.2

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(31.0)	1.3	0.6	—	(29.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$—	$39.3	$0.4	$3.0	$—	$42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8.3	$1.7	$3.6	$—	$13.6

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED OCTOBER 30, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$—	$85.6	$36.8	$12.2	$(49.0)	$85.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	—	65.1	(36.1)	(9.0)	48.2	68.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	150.7	0.7	3.2	(0.8)	153.8

INVESTING ACTIVITIES:
Capital expenditures	—	(11.3)	(0.7)	(2.3)	—	(14.3)
Proceeds from disposal of property, plant and equipment	—	0.3	—	—	—	0.3
Other	—	6.3	—	—	—	6.3

NET CASH USED IN INVESTING ACTIVITIES	—	(4.7)	(0.7)	(2.3)	—	(7.7)

FINANCING ACTIVITIES:
Net parent settlements	—	(144.7)	—	—	—	(144.7)

NET CASH USED IN FINANCING ACTIVITIES	—	(144.7)	—	—	—	(144.7)

Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	—	(0.8)	0.8	(0.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	0.5	—	0.1	—	0.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$—	$0.5	$—	$—	$—	$0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.0	$—	$0.1	$—	$1.1

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth and infant feeding products. The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food, pet snacks and veterinary products. See Note 10 of our condensed consolidated financial statements in this Form 10-Q for a discussion of changes to our reportable segments during the first quarter of fiscal 2004.

The Merger. On December 20, 2002, Del Monte completed the acquisition of certain businesses of H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. Therefore, the results for the three and six months ended October 30, 2002 reflect the operations of SKF only, while the results for the three and six months ended October 26, 2003 reflect the operations of the combined businesses post-Merger.

We have operated as a single organization since December 20, 2002, and we are on or ahead of schedule to complete the integration of our businesses. We have made several decisions that shape our combined company and are expected to generate cost savings in the coming years. The following projects have been substantially completed:

•	the reconfiguration of our Mendota, IL facility to provide soup production capabilities similar to those in our Pittsburgh, PA plant;

•	the centralization of our sales functions and consolidation of our sales broker network into one organization;

•	the conversion to a single system, which includes general ledger, order-to-cash, purchase-to-pay, manufacturing, inventory and distribution; and

•	the conversion to a single Data Warehouse system.

We have also selected common platforms for our supply chain planning system, trade spend management system and financial planning and reporting systems.

During the first six months of fiscal 2004, we communicated to affected employees that their positions will be eliminated as part of the Merger-related integration of certain business functions. The total expense related to termination benefits for employees with communication dates in the first and second quarter of fiscal 2004, is estimated to be $4.3 million, with $1.7 million and $3.9 million recognized during the three and six months ended October 26, 2003, respectively. The remaining $0.4 million will be recognized ratably over the related employees’ service periods during the next 12 months. The remaining accrual at October 26, 2003 is $3.1 million. Refer to Note 6 for accrued termination and severance costs detailed by reportable segment.

Results of Operations

The following discussion provides a summary of results for the three and six months ended October 26, 2003, compared to the results for the three and six months ended October 30, 2002.

Net sales. Net sales for the three months ended October 26, 2003 was $811.6 million, an increase of $339.9 million, or 72.1%, compared to $471.7 million for the three months ended October 30, 2002. The increase was primarily due to the addition of the fruit, vegetable, and tomato businesses from the Merger, which generated $361.9 million of product sales. For the six months ended October 26, 2003, net sales was $1,442.9 million, an increase of $606.9 million, or 72.6%, compared to $836.0 million for the six months ended October 30, 2002. The increase was primarily due to the addition of the fruit, vegetable, and tomato businesses from the Merger, which generated $629.7 million of product sales.

Net sales in our Consumer Products segment was $599.4 million for the three months ended October 26, 2003, an increase of $355.2 million, or 145.5%, compared to $244.2 million for the three months ended October 30, 2002. Net sales for the three months ended October 30, 2002 did not include sales of our fruit, vegetable, and tomato products, which generated $361.9 million of product sales during the three months ended October 26, 2003. Net sales also increased due to higher tuna pouch and broth volumes, partially offset by lower canned tuna volumes. For the six months ended October 26, 2003, net sales in our Consumer Products segment was $1,048.4 million, an increase of $626.8 million, or 148.7%, compared to $421.6 million for the six months ended October 30, 2002. Net sales for the six months ended October 30, 2002 did not include sales of our fruit, vegetable, and tomato products, which generated $629.7 million of product sales during the six months ended October 26, 2003. Net sales also increased due to higher tuna pouch and broth volumes, partially offset by lower canned tuna volumes.

Net sales in our Pet Products segment was $212.2 million for the three months ended October 26, 2003, a decrease of $15.3 million, or 6.7%, compared to $227.5 million for the three months ended October 30, 2002. The decline was primarily due to continued volume reductions in non-core brands and the planned exit of certain private label business. We also experienced declines in wet cat food volumes, due to a category decline in certain channels, and cat snack volumes, due to the ongoing introduction of competitive products. These declines were partially offset by increased core pet snack volumes due to strong marketing, new product introductions, and market share gains across the soft and chewy pet snacks category. For the six months ended October 26, 2003, net sales in our Pet Products segment was $394.5 million, a decrease of $19.9 million, or 4.8%, compared to $414.4 million for the six months ended October 30, 2002. The decline was primarily due to continued volume reductions in non-core brands and the planned exit of certain private label business. These declines were partially offset by core pet snack volumes due to strong marketing, new product introductions and increased veterinary product sales.

Cost of products sold. Cost of products sold for the three months ended October 26, 2003 was $592.3 million, an increase of $261.0 million, or 78.8%, compared to the cost of products sold of $331.3 million for the three months ended October 30, 2002. The increase was primarily due to the addition of $280.1 million of costs related to the sale of fruit, vegetable and tomato products. The decrease in cost of products sold for our other businesses was primarily due to decreased volume in Pet Products and improved sales mix and manufacturing efficiencies in Consumer Products. For the six months ended October 26, 2003, cost of products sold was $1,059.9 million, an increase of $463.3 million, or 77.7%, compared to the cost of products sold of $596.6 million for the six months ended October 30, 2002. The increase was primarily due to the addition of $486.0 million of costs related to the sale of fruit, vegetable and tomato products. The decrease in cost of products sold for our other businesses was primarily due to decreased volume in Pet Products and improved sales mix and manufacturing efficiencies in Consumer Products.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) for the three months ended October 26, 2003 was $128.1 million, an increase of $64.4 million, or 101.1%, compared to SG&A of $63.7 million for the three months ended October 30, 2002. The increase was primarily due to the addition of $46.6 million of SG&A related to the fruit, vegetable and tomato businesses and the recognition of $7.2 million of expense related to integration and restructuring activities. For the six months ended October 26, 2003, SG&A was $238.5 million, an increase of $123.3 million, or 107.0%, compared to SG&A of $115.2 million for the six months ended October 30, 2002. The increase was primarily due to the addition of $88.3 million of SG&A related to the fruit, vegetable and tomato businesses, the recognition of $13.1 million of expense related to integration and restructuring activities, and additional increases related to increased marketing spending and investment in our veterinary pet direct sales organization during the first quarter of fiscal 2004.

Prior to the Merger, the Acquired Businesses were charged by Heinz for shared-services functions, including warehousing costs, variable and fixed selling expenses and general and administrative costs such as information systems support, human resources, finance and accounting. These costs were allocated based on revenue across several Heinz businesses. SG&A expenses are recognized on an actual basis since the completion of the Merger. The allocated costs included in SG&A for the three and six months ended October 30, 2002 are not necessarily indicative of the actual SG&A expenses that would have been incurred by the Acquired Businesses on a stand-alone basis.

Operating income. Operating income for the three months ended October 26, 2003 was $91.2 million, an increase of $14.5 million, or 18.9%, compared to operating income of $76.7 million for the three months ended October 30, 2002. For the six months ended October 26, 2003, operating income was $144.5 million, an increase of $20.3 million, or 16.3%, compared to operating income of $124.2 million for the six months ended October 30, 2002.

The Consumer Products segment’s operating income grew by $33.4 million, or 99.1%, from $33.7 million to $67.1 million for the three months ended October 30, 2002 and October 26, 2003, respectively. This increase was attributable to $35.2 million of operating income from the fruit, vegetable, and tomato businesses included in the 2004 results and increased seafood operating income, which was partially offset by declines in private label soup. The increase in seafood operating income was primarily due to increased tuna pouch sales volume and lower tuna pouch product costs driven by cost savings initiatives and lower fish costs, partially offset by lower canned tuna pricing. The Consumer Products segment’s operating income grew by $49.1 million, or 99.2%, from $49.5 million to $98.6 million for the six months ended October 30, 2002 and October 26, 2003, respectively. This increase was attributable to $55.4 million of operating income from the fruit, vegetable, and tomato businesses included in the 2004 results and increased seafood operating income, which was partially offset by declines in private label soup and infant feeding. The increase in seafood operating income was primarily due to increased tuna pouch sales volume and lower tuna pouch product costs driven by cost savings initiatives and lower fish costs, partially offset by lower canned tuna pricing.

The Pet Products segment’s operating income declined by $12.6 million, or 27.4%, from $46.0 million to $33.4 million for the three months ended October 30, 2002 and October 26, 2003, respectively. Sales volume reductions, unfavorable container and commodity costs and higher administrative costs were partially offset by increased pet snacks volumes. The Pet Products segment’s operating income declined by $17.7 million, or 22.2%, from $79.9 million to $62.2 million for the six months ended October 30, 2002 and October 26, 2003, respectively. Sales volume reductions, increased marketing spending and higher administrative costs were partially offset by increased pet snacks sales.

Provision for Income Taxes. The effective tax rates for the three months ended October 26, 2003 and October 30, 2002 were 35.9% and 32.1%, respectively. The effective tax rates for the six months ended October 26, 2003 and October 30, 2002 were 36.0% and 32.3%, respectively. The rate for the three months ended October 30, 2002 was lower than the rate for the three months ended October 26, 2003 due to favorable prior period adjustments to the actual tax computed for prior period tax returns, which lowered the rate for the prior year.

Net Income. Net income for the three months ended October 26, 2003 and October 30, 2002 was $40.2 million and $52.4 million, respectively. Net income for the six months ended October 26, 2003 and October 30, 2002 was $54.5 million and $85.6 million, respectively. Net income for the three and six months ended October 26, 2003 included $30.9 million and $60.9 million of interest expense primarily related to the debt acquired as a result of the Merger. As SKF did not have any debt, there was no interest expense for the three and six months ended October 30, 2002.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 3 to our 2003 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Coupon Redemption: We offer coupons to consumers in the normal course of business. Coupon redemption costs are accrued in the period in which the coupons are offered, primarily based on estimates of redemption rates that are developed by independent coupon redemption clearing-houses based on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We anticipate that the adoption of FIN 46 will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our third quarter of fiscal 2004. We anticipate that the adoption of SFAS 150 will not have a material effect on our consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” EITF 01-8 is effective for arrangements entered into or modified after the beginning of our next reporting period beginning after May 28, 2003. The adoption of EITF 01-8 did not have a material effect on our consolidated financial statements.

Accounting Changes

Beginning in fiscal 2004, we began to produce a portion of our soup inventories in our Mendota, IL facility, an existing LIFO-designated facility. Soup and infant feeding inventories are also produced in our Pittsburgh, PA facility, which was a FIFO-designated facility. It would not be practical for us to value these comparable inventories under different inventory valuation methods. As a result, effective April 28, 2003, we changed the designation of our Pittsburgh facility to a LIFO facility and adopted the LIFO valuation method for all of our soup and infant feeding inventories. We believe that this is a preferable change in accounting method.

If we had used the FIFO method rather than the LIFO method to value our soup and infant feeding inventories, net income for the three and six months ended October 26, 2003 would have been $0.4 and $1.0 higher than reported, respectively, and would not have had a significant effect on earnings per share for either period.

Effective at the beginning of fiscal 2004, we adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock based compensation. We elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three and six months ended October 26, 2003, stock-based compensation expense recognized was $0.6 for each period.

Financial Condition - Liquidity and Capital Resources

Our primary cash requirements are to service our debt, finance seasonal working capital needs, provide for other general business expenses and make capital expenditures. Funds generated from sales of our products and amounts available under our revolving credit facility are our primary sources of liquidity. The results of operations for the three and six months ended October 30, 2002 reflect no interest expense and, therefore, are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company.

On December 20, 2002, in connection with the Merger, we established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several banking participants. The outstanding Revolver balance as of October 26, 2003 was $128.4 million. The Revolver balance was zero as of April 27, 2003.

We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. During the three months ended October 26, 2003, we made scheduled repayments of $1.7 million and €0.1 million of Term B Loan principal. During the six months ended October 26, 2003, we made scheduled repayments of $3.3 million and €0.2 million of Term B Loan principal. During the remainder of fiscal 2004, $7.5 million and €0.2 million of our long-term debt principal is scheduled to be repaid. Scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (In millions):

2005	$26.3
2006	34.7
2007	43.1
2008	51.6
2009	45.3

Restrictive Covenants. Our credit facilities and indentures contain certain restrictive covenants with which we must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. We believe that we are in compliance with all such financial covenants as of October 26, 2003. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

Cash Flows

During the six months ended October 26, 2003, our cash and cash equivalents decreased by $29.1 million due to the net impact of $120.8 million used in operating activities, $43.0 million used in investing activities, and $125.5 million provided by financing activities.

Operating Activities. Cash used in operating activities for the six months ended October 26, 2003 was $120.8 million compared to cash provided by operating activities of $153.8 million for the six months ended October 30, 2002. The change during fiscal 2004 was due primarily to $369.1 million of inventory build-up due largely to the seasonal nature of the fruit, vegetable and tomato businesses that did not exist during fiscal 2003, which is offset by other changes in assets and liabilities. The cash requirements of the Del Monte Brands businesses fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ businesses’ inventories are produced during the packing season, from June through October, then depleted during the other months of the year.

Investing Activities. Cash used in investing activities for the six months ended October 26, 2003 was $43.0 million compared to cash used in investing activities of $7.7 million for the six months ended October 30, 2002. The change was primarily due to the $28.8 million increase in capital expenditures from $14.3 million for the six months ended October 30, 2002 to $43.1 million for the six months ended October 26, 2003. The increase in capital expenditures was primarily due to $16.3 million of capital expenditures related to the reconfiguration of our Mendota, IL facility to provide soup production capabilities, $6.7 million of expenditures relating to economic return and cost savings projects related to the fruit, vegetable and tomato businesses and $6.9 million related to information technology integration related expenditures. Capital expenditures for the remainder of fiscal 2004 are estimated to be in the range of $50.0 million to $60.0 million.

Financing Activities. Cash provided by financing activities for the six months ended October 26, 2003 was $125.5 million compared to cash used in financing activities of $144.7 million for the six months ended October 30, 2002. During the six months ended October 26, 2003, we borrowed $186.7 million from our revolving credit facility to finance the beginning of the seasonal inventory buildup of fruit, vegetable and tomato inventories, of which $58.3 million was repaid during the quarter. Prior to the Merger, Heinz centrally managed all of the cash flows related to the Acquired Businesses. For the six months ended October 30, 2002, net settlements with the parent company of $144.7 million were paid to Heinz, generated primarily from the operations of the Acquired Businesses.

Related Parties

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in our consolidated statements of income for the three and six months ended October 30, 2002.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement, dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that we file up to two registration statements to register the resale of the DMFC common stock owned by them. On September 9, 2003, we filed a shelf registration statement on Form S-3, in accordance with the TPG request. On November 21, 2003, we filed an amendment to our shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission.

Compensation earned by Mr. William Price as a director of Del Monte, excluding options, is paid to TPG GenPar, L.P. Mr. Price is a shareholder and director of TPG Advisors, Inc., the sole general partner of TPG GenPar, L.P., which is the sole general partner of each of TPG Partners, L.P. and TPG Parallel I, L.P. For the three and six months ended October 26, 2003, Mr. Price earned $0.01 and $0.02 million, respectively, as well as 980 and 1,993 shares, respectively, of DMFC common stock.

Transactions with Management. In 1998, we sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.18 million in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to the Company in full, including interest thereon in accordance with the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of our directors or executive officers or members of their immediate families.

Factors That May Affect Our Future Results

This quarterly report on Form 10-Q, including the section entitled “Item 1. Financial Statements” and this section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

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

All forward-looking statements in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0 million. All of our interest rate swaps have been formally designated as cash flow hedges. During the three months ended October 26, 2003, our interest rate cash flow hedges resulted in a $1.2 million decrease to other comprehensive income and a $0.8 million decrease in deferred tax liabilities. During the six months ended October 26, 2003, our interest rate cash flow hedges resulted in a $1.9 million decrease to other comprehensive income, a $1.2 million decrease in deferred tax liabilities and a $0.2 million decrease in other income. During the three and six months ended October 26, 2003, we reduced interest expense by $1.1 million and $2.2 million, respectively, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. We expect to amortize approximately $2.0 million of the liability during the remainder of fiscal 2004.

The fair value of our interest rate swaps on October 26, 2003 was a liability of $5.2 million and is recorded in other non-current liabilities.

Foreign Currency Rates. Our primary foreign currency exposure is related to our Euro-denominated term debt. We are the U.S. Dollar payer in a currency swap, which was entered into as an economic hedge of the periodic Euro principal and interest payments on our Euro-denominated debt. The fair value of the currency swap was $3.9 million and $0.2 million on October 26, 2003 and April 27, 2003, respectively. This change in fair value resulted in a $1.4 million and $3.8 million increase in other assets and a corresponding increase in other income for the three and six months ended October 26, 2003, respectively.

The table below presents our market risk associated with debt obligations and associated derivatives as of October 26, 2003. The fair values included are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on October 26, 2003. Our foreign denominated debt appears in both the interest rate risk and the foreign exchange risk sections of the table.

	Maturity						Total	Fair Value October 26, 2003
	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	After Fiscal 2008
	(currency in millions)
Interest Rate Risk:
Debt (USD Equivalent )
Fixed Rate ($US)	$0.1	$0.1	$0.2	$0.2	$0.2	$763.7	$764.5	$821.3
Average Interest Rate	5.89%	5.89%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate ($US)	$7.5	$25.6	$34.0	$42.5	$50.9	$670.3	$830.8	$830.8
Average Interest Rate	4.78%	4.73%	4.72%	4.71%	4.70%	4.90%	4.87%
Variable Rate (EUR)	$0.3	$0.5	$0.5	$0.5	$0.5	$48.3	$50.6	$50.6
Average Interest Rate	5.90%	5.90%	5.90%	5.90%	5.90%	5.90%	5.90%
Interest Rate and Currency Swaps
Notional Amount	$0.2	$125.5	$0.5	$349.3	—	—	$475.5	$(1.3)
Average Rate Receivable	5.90%	1.18%	5.90%	1.83%	—	—	1.67%
Average Rate Payable	5.11%	4.91%	5.11%	2.87%	—	—	3.42%

Foreign Exchange Risk:
Euro Denominated Debt
Variable Rate	€0.2	€0.4	€0.4	€0.4	€0.4	€41.0	€42.8	€42.8
Foreign Exchange Swaps
Receive Euro/Pay US Dollar Notional Amount	€0.2	€0.4	€0.4	€41.8	—	—	€42.8	$3.9
Contractual Exchange Rate	$1.1	$1.1	$1.1	$1.1	—	—	$1.1

Commodities Prices. We purchase certain commodities such as corn, wheat, soybean meal and oil. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity future or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. Such contracts are accounted for as either cash flow or economic hedges. For cash flow hedges, the effective portion of gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. These contracts generally have a term of less than eighteen months. During the three and six months ended October 26, 2003, our commodity hedges resulted in increases of $0.7 million and $0.6 million, respectively, in other comprehensive income and increases of $2.3 million and $1.8 million, respectively, in other income.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Del Monte have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below and in our quarterly report on Form 10-Q for the period ended July 27, 2003, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended April 27, 2003.

We assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the agreement and plan of merger. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleges that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. On September 11, 2003, the court granted, in part, our motion for summary judgment and dismissed two of the plaintiff’s causes of action. The court denied our motion for summary judgment as to a cause of action for breach of contract, which is the only remaining cause of action. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. Nevertheless, we believe that we have adequate insurance coverage to cover any material liability, fees and cost that we may incur with respect to this litigation. We are defending this proceeding vigorously.

On September 11, 2003, the Allegheny County Health Department issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to our acquisition of this facility in December 2002. The Allegheny County Health Department threatened to impose civil fines and penalties of up to $928,000. The power plant is operated by a third-party operator under contract with us. We expect to be indemnified by the third-party operator for some or all of any fines or penalties ultimately imposed. We are currently investigating the allegations. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	On August 1, 2003, in consideration of Mr. William Price’s service as a director during the three-month period ended July 27, 2003, we issued 1,013 shares of DMFC common stock to TPG GenPar, L.P. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

(d)	NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on September 12, 2003, in Pittsburgh, Pennsylvania. Three matters were submitted to a vote of stockholders: (i) the election of three Class III directors to hold office for a three-year term; (ii) the approval of the Company’s Annual Incentive Plan, as amended, to comply with Section 162(m) of the Internal Revenue Code; and (iii) the ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending May 2, 2004.

(b)	As set forth below, Samuel H. Armacost, Terence D. Martin and Richard G. Wolford were elected to the Board of Directors at the Annual Meeting. The following are the other members of the Board of Directors of the Company, whose term of office continued after the Annual Meeting:

Directors continuing in office until the 2004 Annual Meeting:

William S. Price III

Joe L. Morgan

David R. Williams

Directors continuing in office until the 2005 Annual Meeting:

Timothy G. Bruer

Mary R. Henderson

Gerald E. Johnston

(c)	At the Annual Meeting, the following individuals were elected to the Board of Directors for a three-year term upon the following vote:

	Votes For	Votes Withheld
Samuel H. Armacost	155,576,080	3,454,724
Terence D. Martin	155,168,248	3,862,556
Richard G. Wolford	151,750,253	7,280,551

The Company’s Annual Incentive Plan, as amended, was approved to comply with Section 162(m) of the Internal Revenue Code, according to the following votes: 153,861,884 votes cast in favor of the approval of the Company’s Annual Incentive Plan, as amended; 4,225,372 votes cast against approval; and 943,548 votes abstained.

KPMG LLP was ratified as the Company’s independent auditors for the fiscal year ending May 2, 2004, according to the following votes: 156,049,708 votes cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors; 2,491,100 votes cast against ratification; and 489,996 votes abstained.

(d)	NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (the “2002 Form S-4”))

3.2	Amended and Restated Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the 2002 Form S-4)

18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the quarterly report filed on Form 10-Q for the period ended July 27, 2003)

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the fiscal quarter ended October 26, 2003:

(1)	The Company filed a current report on August 11, 2003 under Item 9 to report the receipt of a request from certain affiliates of Texas Pacific Group (the “TPG Entities”) to file a shelf registration statement to register such TPG Entities’ holdings of common stock of the Company.

(2)	The Company filed a current report on August 11, 2003 under Item 5 to report the unaudited pro forma financial information for the year ended April 27, 2003, required in registration statements filed on Form S-4 by Article 11 of Regulation S-X.

(3)	The Company filed a current report on September 4, 2003 under Item 9 and Item 12 to report a press release discussing the Company’s results for its fiscal quarter ended July 27, 2003.

(4)	The Company filed a current report on September 22, 2003 under Item 5 and Item 7 to present financial statements for the year ended April 27, 2003 to allow for incorporation into the Company’s Registration Statement on Form S-4, filed August 11, 2003 with the SEC, and into other applicable SEC filings, if any.

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

Dated: December 9, 2003