Form 10-Q
period 2004-01-25
DEL MONTE FOODS CO
filed 2004-03-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2004

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

As of February 27, 2004, there were 209,598,119 shares of Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 25, 2004	April 27, 2003
ASSETS
Cash and cash equivalents	$20.3	$42.7
Trade accounts receivable, net of allowance	265.3	222.4
Inventories	1,003.5	768.0
Deferred tax assets	10.4	16.4
Prepaid expenses and other current assets	110.9	84.7
Assets of discontinued operations	94.3	86.2

TOTAL CURRENT ASSETS	1,504.7	1,220.4

Property, plant and equipment, net	834.8	863.0
Intangible assets, net	1,358.4	1,385.8
Other assets, net	68.2	75.7

TOTAL ASSETS	$3,766.1	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$512.0	$432.4
Short-term borrowings	34.9	0.6
Current portion of long-term debt	24.1	11.5

TOTAL CURRENT LIABILITIES	571.0	444.5

Long-term debt	1,623.1	1,635.3
Deferred tax liabilities	181.2	202.7
Other non-current liabilities	321.7	313.0

TOTAL LIABILITIES	2,697.0	2,595.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,570,048 at January 25, 2004 and 209,303,371 at April 27, 2003)	$2.1	$2.1
Notes receivable from stockholders	—	(0.4)
Additional paid-in capital	938.5	937.0
Accumulated other comprehensive income (loss)	0.2	(9.6)
Retained earnings	128.3	20.3

TOTAL STOCKHOLDERS’ EQUITY	1,069.1	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,766.1	$3,544.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 29, 2003	January 25, 2004	January 29, 2003
Net sales	$811.1	$537.3	$2,214.0	$1,335.5
Cost of products sold	583.9	397.1	1,621.1	967.6
Selling, general and administrative expense	112.1	82.6	334.8	190.1

Operating income	115.1	57.6	258.1	177.8
Interest expense	31.4	14.9	92.3	14.6
Other income (expense)	0.5	(5.0)	2.1	(3.2)

Income from continuing operations before income taxes	84.2	37.7	167.9	160.0
Provision for income taxes	32.0	15.3	61.5	54.8

Income from continuing operations	52.2	22.4	106.4	105.2

Income from discontinued operations before income taxes	3.4	3.4	4.9	7.5
Income taxes	2.1	1.4	3.3	2.7

Income from discontinued operations	1.3	2.0	1.6	4.8

Net Income	$53.5	$24.4	$108.0	$110.0

Earnings per common share
Basic:
Continuing operations	$0.25	$0.12	$0.51	$0.64
Discontinued operations	0.01	0.01	0.01	0.03

Total	$0.26	$0.13	$0.52	$0.67

Diluted:
Continuing operations	$0.25	$0.12	$0.50	$0.63
Discontinued operations	0.00	0.01	0.01	0.03

Total	$0.25	$0.13	$0.51	$0.66

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 25, 2004	January 29, 2003
OPERATING ACTIVITIES:
Net income	$108.0	$110.0
Income from discontinued operations	1.6	4.8

Income from continuing operations	106.4	105.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.7	31.0
Changes in operating assets and liabilities	(168.5)	118.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	2.6	254.4

INVESTING ACTIVITIES:
Capital expenditures	(58.3)	(122.0)
Proceeds from disposal of property, plant and equipment	0.1	0.3
Other items, net	—	13.3

NET CASH USED IN INVESTING ACTIVITIES	(58.2)	(108.4)

FINANCING ACTIVITIES:
Net parent settlements	—	(82.6)
Proceeds from short-term borrowings	292.8	109.2
Payments on short-term borrowings	(258.5)	(162.0)
Proceeds from long-term borrowings	—	1,095.0
Principal payments on long-term debt	(5.5)	(289.5)
Payments of deferred debt issuance costs	—	(35.8)
Return of capital to Heinz	—	(770.0)
Issuance of stock	0.6	—
Other items, net	—	5.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29.4	(129.9)

Effect of exchange rate changes on cash and cash equivalents	1.8	(5.6)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2.0	6.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22.4)	17.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42.7	0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.3	$17.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2004

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth and infant feeding products. The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. During the quarter ended January 25, 2004, the Company began accounting for certain assets formerly included in the Pet Products reportable segment, including the IVD and Medi-Cal brands, the Techni-Cal brand in the United States and Canada, related inventories, and a Canadian production facility as discontinued operations. See Note 11 for a discussion of changes to the Company’s reportable segments during the first quarter of fiscal 2004 and see Note 3 for a discussion of discontinued operations.

As discussed in the Company’s annual report on Form 10-K for the year ended April 27, 2003 (the “2003 annual report”), on December 20, 2002 the Company completed the acquisition of certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. For the periods ended January 25, 2004, the Company’s financial statements reflect the operations of the combined businesses, whereas the results for the periods ended January 29, 2003 reflect the operations of the combined businesses after December 20, 2002, and reflect solely the operations of SKF prior to December 20, 2002.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. Historically, SKF operated on a 52 or 53-week fiscal year ending the Wednesday closest to April 30. During fiscal 2003, the Company’s year-end was changed from the Wednesday closest to April 30 to the Sunday closest to April 30. The Company also changed its quarterly ending dates from Wednesdays to Sundays, beginning in the fourth quarter of fiscal 2003. The results of operations for fiscal 2004 and 2003 contain 53 and 52 weeks, respectively. The results of operations for the three months ended January 25, 2004 and January 29, 2003 each contains 13 weeks.

The purchase price of $451.0, recorded in connection with the Merger, was allocated based on the fair value of the acquired assets and liabilities. The Company obtained an independent valuation of its property, plant and equipment, trademarks and retirement benefits, and internally determined the fair value of its other assets and liabilities. The purchase price allocation was adjusted during the quarter ended January 25, 2004 affecting the Company’s current liabilities and deferred tax liabilities relating to periods prior to December 20, 2002, which were decreased by $3.3 and $21.7, respectively. As a result of the changes to the purchase price allocation, goodwill has decreased to $122.6 as of January 25, 2004. The purchase price of $451.0 has been calculated as follows:

52,329,556 shares of Del Monte common stock outstanding at December 20, 2002, at a closing price of $7.73 per share	$404.5
Fair value of options held by Del Monte employees	18.5
Acquired Businesses acquisition fees	28.0

Purchase price	$451.0

The total purchase price of the transaction has been allocated as follows:

Current assets	$853.9
Property, plant and equipment, net	409.4
Non-amortizable trademarks	414.3
Other assets	102.0
Goodwill	122.6
Current liabilities	(458.7)
Long-term debt	(598.6)
Deferred tax liabilities	(141.9)
Other non-current liabilities	(252.7)
Unearned compensation	0.7

$451.0

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 25, 2004 and for the three and nine months ended January 25, 2004 and January 29, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 25, 2004 are not necessarily indicative of the results expected for the year ending May 2, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2. Significant Accounting Policies

Stock-based Compensation: Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three and nine months ended January 25, 2004, compensation expense recognized was $0.8 and $1.4, respectively. For all other stock-based compensation, compensation expense recognized was $0.6 and $1.5 for the three and nine months ended January 25, 2004, respectively.

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and nine months ended January 25, 2004 and January 29, 2003 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 29, 2003	January 25, 2004	January 29, 2003
Net income, as reported	$53.5	$24.4	$108.0	$110.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.9	0.2	1.8	0.3
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1.4)	(0.3)	(3.3)	(0.5)

Pro forma net income	$53.0	$24.3	$106.5	$109.8

Earnings per share:
Basic - as reported	$0.26	$0.13	$0.52	$0.67
Basic - pro forma	$0.25	$0.13	$0.51	$0.67
Diluted - as reported	$0.25	$0.13	$0.51	$0.66
Diluted - pro forma	$0.25	$0.13	$0.51	$0.66

Inventories: Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. For the LIFO facilities, the Company has established LIFO pools for containers and finished goods inventories. The LIFO reserve balance was a debit balance of $28.1 as of January 25, 2004. There was no LIFO reserve as of April 27, 2003 and no SKF inventories were valued using LIFO prior to December 20, 2002.

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

If the Company had used the FIFO method rather than the LIFO method to value its soup and infant feeding inventories, net income for the three and nine months ended January 25, 2004 would have been $0.1 and $1.1 higher than reported, respectively, and would not have had a significant effect on earnings per share for either period.

Property, plant and equipment, net: During the first nine months of fiscal 2004, $28.3 of property, plant and equipment, net was reclassified as assets held for sale as part of prepaid expenses and other current assets, as management believes these assets will be sold within one year from the balance sheet date.

Note 3. Discontinued Operations

During the three months ended January 25, 2004, the Company began accounting for certain assets formerly included in the Pet Products reportable segment, including the IVD and Medi-Cal brands, the Techni-Cal brand in the United States and Canada, related inventories, and a Canadian production facility (the “Discontinued Assets”), as held for sale. Accordingly, these assets and the results of operations and cash flows related to the Discontinued Assets for the current and comparative periods have been separated from continuing operations and presented as those of discontinued operations.

On February 5, 2004, the Company entered into an agreement to sell its rights in the IVD and Medi-Cal brands as well as its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5. The Company will manufacture certain products for the buyer during a transition period after the sale. The Company will also perform certain transition services for the buyer during agreed-upon post-closing periods. The transaction is expected to be completed upon obtaining regulatory approvals. The remaining Discontinued Assets, primarily consisting of a production facility in Elmira, Canada, are being actively marketed for sale. The Company expects to recognize a small gain as a result of these sales after deducting transaction costs and unrealized foreign currency translation adjustments.

Net sales from discontinued operations was $24.5 and $21.8 for the three months ended January 25, 2004 and January 29, 2003, respectively. Net sales from discontinued operations was $64.5 and $59.6 for the nine months ended January 25, 2004 and January 29, 2003, respectively.

The following table sets forth the major categories of assets included in assets of discontinued operations:

	January 25, 2004	April 27, 2003
Inventories	$6.2	$5.1
Property, plant and equipment, net	11.4	10.5
Intangible assets, net	76.5	70.5
Other	0.2	0.1

Assets of discontinued operations	$94.3	$86.2

The $8.1 increase in assets of discontinued operations during the nine months ended January 25, 2004 is primarily a result of foreign exchange fluctuations associated with the Company’s Canadian operations included in discontinued operations.

Note 4. Inventories

	January 25, 2004	April 27, 2003
Finished products	$870.9	$614.3
Raw materials and in-process material	61.1	50.5
Packaging material and other	71.5	103.2

Total inventories	$1,003.5	$768.0

Note 5. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 29, 2003	January 25, 2004	January 29, 2003
Basic earnings per common share:
Numerator:
Net Income from continuing operations	$52.2	$22.4	$106.4	$105.2

Denominator:
Weighted average shares	209,584,143	181,383,446	209,469,808	165,075,301

Basic earnings per common share	$0.25	$0.12	$0.51	$0.64

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$52.2	$22.4	$106.4	$105.2

Denominator:
Weighted average shares	209,584,143	181,383,446	209,469,808	165,075,301
Effect of dilutive securities	1,884,543	729,526	1,396,956	402,763

Weighted average shares and equivalents	211,468,686	182,112,972	210,866,764	165,478,064

Diluted earnings per common share	$0.25	$0.12	$0.50	$0.63

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock compensation.

Options outstanding in the amounts of 1,537,940 and 1,779,406 were not included in the computation of diluted earnings per share for the three and nine months ended January 25, 2004, respectively, because inclusion of these options would be antidilutive. Options outstanding in the amounts of 3,193,837 and 1,755,519 were not included in the computation of diluted earnings per share for the three and nine months ended January 29, 2003, respectively, because inclusion of these options would be antidilutive.

For the three and nine months ended January 29, 2003, weighted average shares outstanding were retroactively restated to reflect the number of shares received by Heinz shareholders in the Merger. Stock options previously held by SKF employees, which were converted to DMFC options in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” (“FIN 44”) as part of the Merger, have also been retroactively restated to determine the dilutive effect during the prior period based on the weighted average stock prices of DMFC during that period.

Note 6. Debt

The Company’s debt consists of the following:

	January 25, 2004	April 27, 2003
Short-term borrowings:
Revolver	$34.0	$—
Other	0.9	0.6

	$34.9	$0.6

Current portion of long-term debt	$24.1	$11.5

Long-term debt
Term A Loan	$168.4	$168.4
Term B Loan (US Dollar)	660.8	665.7
Term B Loan (Euro)	53.8	47.5

Total term loans	883.0	881.6
9.25% senior subordinated notes	310.4	311.5
8.625% senior subordinated notes	450.0	450.0
Other	3.8	3.7

	1,647.2	1,646.8
Less current portion	24.1	11.5

	$1,623.1	$1,635.3

The Company borrowed $105.8 and $292.5 from the Revolver during the three and nine months ended January 25, 2004, respectively, of which $258.5 had been repaid by January 25, 2004. As of January 25, 2004, the net availability under the Revolver, adjusted for outstanding letters of credit, was $214.3.

During the three months ended January 25, 2004, the Company made scheduled repayments of $1.7 and €0.1 of Term B Loan principal. During the nine months ended January 25, 2004, the Company made scheduled repayments of $5.0 and €0.3 of Term B Loan principal. The strengthening of the Euro against the U.S. Dollar has resulted in increases of $3.3 and $6.7 in the U.S. Dollar equivalent of the Term B Loan obligation and corresponding foreign currency losses recognized in other expense for the three and nine months ended January 25, 2004, respectively. During the three and nine months ended January 25, 2004, foreign currency losses were completely offset by increases of $3.6 and $7.4, respectively, in the value of a U.S. Dollar-Euro cross currency swap, which was entered into in January 2003.

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, these notes were recorded at fair value, which was $312.0. The $12.0 premium is scheduled to be amortized over the life of the notes at $1.4 per year. For the three and nine months ended January 25, 2004, $0.4 and $1.1 of the recorded premium was amortized through earnings as a reduction to interest expense.

The Company made cash interest payments of $109.0 during the nine months ended January 25, 2004. Prior to the Merger, Heinz performed the treasury function for SKF, which included the sweeping of all available cash and the funding of cash requirements as necessary. These transactions are shown as net parent settlements in the consolidated statement of cash flows for the nine months ended January 29, 2003. Therefore, there was no debt or interest expense allocated to SKF prior to the Merger.

The Company’s credit facilities and indentures contain certain restrictive covenants with which the Company must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. The Company believes that it is in compliance with all such financial covenants as of January 25, 2004. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

Subsequent Event

On January 30, 2004, the Company completed an amendment of its senior credit facilities, which reduced the interest rate spread for the Revolver and Term B Loan, to 2.50% and 2.25% over LIBOR, respectively. The amendment also contained provisions to enhance the Company’s financial flexibility, including, among other things, the removal of prepayment premiums. The existing Term A Loan and Euro denominated Term B Loan were repaid through a corresponding increase in the U.S. Dollar denominated Term B Loan, which totaled $882.8 after completion of amendment.

As of January 30, 2004, scheduled maturities of long-term debt for the succeeding five fiscal years are as follows:

2005	$9.0
2006	9.0
2007	9.0
2008	9.0
2009	9.0

Additionally, within 95 days after the end of each fiscal year beginning with fiscal 2004, the Company is generally required to make a payment under its senior credit facilities equal to 50% of “excess cash flow,” as such term is defined in the senior credit facilities. The Company expects that the amount payable on account of such “excess cash flow” relating to the 2004 fiscal year will be zero, due in part to voluntary prepayments made or expected to be made by the Company with respect to the term loan debt under the senior debt facilities during the 2004 fiscal year.

On February 24, 2004 and March 5, 2004, the Company prepaid a total of $60.0 of Term B Loan principal, bringing the outstanding Term B Loan balance to $822.8. As a result of the unscheduled principal repayments, accelerated amortization of loan origination fees of $1.4 was charged to interest expenses during the fourth quarter of fiscal 2004.

Note 7. Employee Severance Costs

During the first nine months of fiscal 2004, the Company communicated to affected employees that they will be terminated as part of the Merger-related integration of certain business functions. The total expense related to termination benefits for employees with communication dates in the first three quarters of fiscal 2004, is estimated to be $5.0, with $0.7 and $4.6 recognized during the three and nine months ended January 25, 2004, respectively. The remaining $0.4 will be recognized ratably over the related employees’ service periods during the next 12 months. Termination and severance costs of $1.1 and $1.9 were paid out during the three and nine months ended January 25, 2004, respectively. Accrued termination and severance costs totaled $2.7 as of January 25, 2004. Adjustments to the initial accrual were necessary due to changes in the number of employees receiving severance benefits and changes in the estimated severance payouts for certain employees. These termination benefits are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment, showing separately the changes in specific components as detailed below:

	Consumer Products	Pet Products	Total Company
Accrued termination and severance costs - April 27, 2003	$—	$—	$—
Termination and severance costs incurred	2.2	—	2.2

Accrued termination and severance costs - July 27, 2003	2.2	—	2.2
Termination and severance costs incurred	1.2	0.9	2.1
Adjustments to previous accrual	(0.4)	—	(0.4)
Amounts utilized	—	(0.8)	(0.8)

Accrued termination and severance costs - October 26, 2003	3.0	0.1	3.1
Termination and severance costs incurred	0.5	0.2	0.7
Amounts utilized	(1.0)	(0.1)	(1.1)

Accrued termination and severance costs - January 25, 2004	$2.5	$0.2	$2.7

Note 8. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 29, 2003	January 25, 2004	January 29, 2003
Net income	$53.5	$24.4	$108.0	$110.0
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(0.1)	—	9.5	—
Minimum pension liability, net of tax	—	(5.3)	—	(5.3)
Gain/(Loss) on cash flow hedging instruments, net of tax	(0.8)	0.1	0.3	0.1

Total accumulated other comprehensive income (loss):	(0.9)	(5.2)	9.8	(5.2)

Total comprehensive income	$52.6	$19.2	$117.8	$104.8

Note 9. Legal Contingencies

Except as set forth below and in the Company’s quarterly reports on Form 10-Q for the periods ended July 27, 2003 and October 26, 2003, there have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended April 27, 2003.

An action was brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that the Company is responsible for personal injuries sustained as a result of an accident that occurred at the Company’s manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0. The Company cannot at this time reasonably estimate a range of exposure, if any, of its potential liability. The Company believes that it has adequate insurance to cover any material compensatory damages that it may incur with respect to this litigation; punitive damages are generally not covered by insurance. The Company disputes the plaintiff’s allegations.

An action was brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming is seeking a total of $18.0 in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleges it is entitled under various trade promotion programs. The Company previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to the Company. The Company believes it has accrued adequate reserves to cover any material liability and bad debt that may result from these proceedings. The Company disputes Fleming’s allegations.

Note 10. Related Party Transactions

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in the consolidated statements of income for the three and nine months ended January 29, 2003.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3, in accordance with the TPG request, covering 24,341,385 shares of the Company’s common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated the Company’s quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, the Company, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of the Company’s common stock covered by the shelf registration statement for $10.08 per share. The Company did not receive any proceeds from the sale. To date, the Company has incurred expenses of approximately $0.1 in connection with performing its obligations under the Stockholder Rights Agreement.

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

Note 11. Segment Information

During the first quarter of fiscal 2004, the Company changed its operating and reportable segments to reflect how the Company manages its business. Previously, the Company had the following five operating segments: Del Monte Brands, seafood, pet food, veterinary pet, and soup and infant feeding. During the first quarter of fiscal 2004, the soup and infant feeding operating segment was merged into the following operating segments: (1) the Del Monte Brands operating segment now additionally includes broth and infant feeding products; and (2) the seafood operating segment (renamed the StarKist Brands operating segment) now additionally includes private label soup products.

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

Additionally, during the second quarter of fiscal 2004, the pet food and veterinary pet operating segments were merged into the pet products operating segment. However, during the third quarter of fiscal 2004, certain assets of the former veterinary pet operating segment were classified as a component of discontinued operations and, therefore, the veterinary pet operating segment’s financial information will no longer be reported as a component of the Pet Products reportable segment. Prior period segment information has been reclassified to conform to the new presentation.

The Company now has the following reportable segments:

•	The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth and infant feeding products.

•	The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews total assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

The following tables present financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 29, 2003	January 25, 2004	January 29, 2003
Net Sales:
Consumer Products	$608.8	$342.4	$1,657.2	$764.0
Pet Products	202.3	194.9	556.8	571.5

Total company	$811.1	$537.3	$2,214.0	$1,335.5

Operating Income:
Consumer Products	$78.7	$26.7	$177.2	$76.3
Pet Products	44.4	40.0	105.2	115.9
Corporate (a)	(8.0)	(9.1)	(24.3)	(14.4)

Total company	$115.1	$57.6	$258.1	$177.8

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of January 25, 2004, the Company’s goodwill was comprised of $215.3 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment. As of April 27, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. Non-amortizable goodwill in the Consumer Products reportable segment was decreased by $25.0 during the three months ended January 25, 2004, as a result of adjustments made affecting the Company’s current liabilities and deferred tax liabilities relating to periods prior to December 20, 2002. Non-amortizable goodwill in the Pet Products reportable segment increased by $0.3 during the nine months ended January 25, 2004 as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian retail pet operations.

Refer to Note 7 for accrued termination and severance costs detailed by reportable segment.

Note 12. Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In December 2002, DMC issued $450.0 of 8.625% Senior Subordinated Notes Due 2012, which were fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by all material direct and indirect U.S. subsidiaries of DMC, as defined in the indenture governing the Notes. The issuer and subsidiary guarantors are 100% owned by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to the parent company, limiting Del Monte’s ability to pay cash dividends. Presented below are Consolidating Balance Sheets as of January 25, 2004 and April 27, 2003, Consolidating Statements of Income for the three and nine months ended January 25, 2004 and January 29, 2003 and Consolidating Statements of Cash Flows for the nine months ended January 25, 2004 and January 29, 2003 of Del Monte Foods Company (Parent Company), Del Monte Corporation (Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-guarantors).

CONSOLIDATING BALANCE SHEET

JANUARY 25, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$0.4	$15.2	$0.1	$4.6	$—	$20.3
Trade accounts receivable, net of allowance	—	250.4	0.3	15.0	(0.4)	265.3
Inventories	—	956.9	26.4	30.4	(10.2)	1,003.5
Deferred tax assets	—	10.4	—	—	—	10.4
Prepaid expenses and other current assets	—	107.6	4.6	3.1	(4.4)	110.9
Assets of discontinued operations	—	18.4	—	75.9	—	94.3

TOTAL CURRENT ASSETS	0.4	1,358.9	31.4	129.0	(15.0)	1,504.7

Property, plant and equipment, net	—	764.8	61.2	9.8	(1.0)	834.8
Intangible assets, net	—	1,356.8	—	12.0	(10.4)	1,358.4
Other assets, net	1,069.1	442.4	174.9	0.1	(1,618.3)	68.2

TOTAL ASSETS	$1,069.5	$3,922.9	$267.5	$150.9	$(1,644.7)	$3,766.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.4	$478.6	$7.3	$30.6	$(4.9)	$512.0
Short-term borrowings	—	34.9	—	—	—	34.9
Current portion of long-term debt	—	24.1	—	—	—	24.1

TOTAL CURRENT LIABILITIES	0.4	537.6	7.3	30.6	(4.9)	571.0

Long-term debt	—	1,623.1	—	—	—	1,623.1
Deferred tax liabilities	—	183.3	0.6	(1.0)	(1.7)	181.2
Other non-current liabilities	—	509.8	—	—	(188.1)	321.7

TOTAL LIABILITIES	0.4	2,853.8	7.9	29.6	(194.7)	2,697.0

Stockholders’ equity:
Common stock	2.1	—	0.1	82.2	(82.3)	2.1
Notes receivable from stockholders	—	—	—	—	—	—
Additional paid-in capital	938.5	937.2	158.6	2.5	(1,098.3)	938.5
Accumulated other comprehensive loss	0.2	0.2	—	8.6	(8.8)	0.2
Retained earnings	128.3	131.7	100.9	28.0	(260.6)	128.3

TOTAL STOCKHOLDERS’ EQUITY	1,069.1	1,069.1	259.6	121.3	(1,450.0)	1,069.1

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,069.5	$3,922.9	$267.5	$150.9	$(1,644.7)	$3,766.1

CONSOLIDATING BALANCE SHEET

APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.3	$0.4	$3.0	$—	$42.7
Trade accounts receivable, net of allowance	—	208.3	0.9	13.3	(0.1)	222.4
Inventories	—	736.8	18.1	28.1	(15.0)	768.0
Deferred tax assets	—	16.4	—	—	—	16.4
Prepaid expenses and other current assets	—	62.8	20.7	4.3	(3.1)	84.7
Assets of discontinued operations	—	18.1	—	68.1	—	86.2

TOTAL CURRENT ASSETS	—	1,081.7	40.1	116.8	(18.2)	1,220.4

Property, plant and equipment, net	—	791.2	63.2	9.3	(0.7)	863.0
Intangible assets, net	—	1,384.5	—	10.7	(9.4)	1,385.8
Other assets, net	949.6	441.2	167.1	0.3	(1,482.5)	75.7

TOTAL ASSETS	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$396.1	$6.8	$33.0	$(3.7)	$432.4
Short-term borrowings	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	11.5	—	—	—	11.5

TOTAL CURRENT LIABILITIES	0.2	407.6	6.8	33.6	(3.7)	444.5

Long-term debt	—	1,635.3	—	—	—	1,635.3
Deferred tax liabilities	—	203.1	0.6	0.5	(1.5)	202.7
Other non-current liabilities	—	503.0	—	0.1	(190.1)	313.0

TOTAL LIABILITIES	0.2	2,749.0	7.4	34.2	(195.3)	2,595.5

Stockholders’ equity:
Common stock	2.1	—	0.1	78.1	(78.2)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.0	938.4	179.9	12.0	(1,130.3)	937.0
Accumulated other comprehensive income (loss)	(9.6)	(9.6)	—	4.2	5.4	(9.6)
Retained earnings	20.3	20.8	83.0	8.6	(112.4)	20.3

TOTAL STOCKHOLDERS’ EQUITY	949.4	949.6	263.0	102.9	(1,315.5)	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

CONSOLIDATING STATEMENT OF INCOME

FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$801.3	$63.6	$40.4	$(94.2)	$811.1
Cost of products sold	—	586.4	60.7	33.7	(96.9)	583.9
Selling, general and administrative expense	1.6	108.1	0.8	2.0	(0.4)	112.1

OPERATING INCOME	(1.6)	106.8	2.1	4.7	3.1	115.1
Interest expense (income)	—	31.4	(0.8)	—	0.8	31.4
Other income	—	0.3	—	1.1	(0.9)	0.5

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES AND DISCONTINUED OPERATIONS	(1.6)	75.7	2.9	5.8	1.4	84.2
Provision for income taxes	—	28.3	1.1	2.1	0.5	32.0
Equity in undistributed earnings of subsidiaries	55.1	8.0	—	—	(63.1)	—

Income from continuing operations	53.5	55.4	1.8	3.7	(62.2)	52.2
Discontinued operations (net of tax)	—	(0.3)	—	1.6	—	1.3

NET INCOME	$53.5	$55.1	$1.8	$5.3	$(62.2)	$53.5

CONSOLIDATING STATEMENT OF INCOME

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$526.3	$73.0	$35.4	$(97.4)	$537.3
Cost of products sold	—	394.2	64.2	35.7	(97.0)	397.1
Selling, general and administrative expense	—	80.7	1.0	0.9	—	82.6

OPERATING INCOME	—	51.4	7.8	(1.2)	(0.4)	57.6
Interest expense (income)	—	15.2	(0.3)	—	—	14.9
Other income	—	(4.9)	—	(0.1)	—	(5.0)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	31.3	8.1	(1.3)	(0.4)	37.7
Provision for income taxes	—	12.7	3.3	(0.5)	(0.2)	15.3
Equity in undistributed earnings of subsidiaries	24.4	4.8	—	—	(29.2)	—

Income from continuing operations	24.4	23.4	4.8	(0.8)	(29.4)	22.4
Discontinued operations (net of tax)	—	1.0	—	1.0	—	2.0

NET INCOME	$24.4	$24.4	$4.8	$0.2	$(29.4)	$24.4

CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTH PERIOD ENDED JANUARY 25, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,189.7	$213.5	$126.6	$(315.8)	$2,214.0
Cost of products sold	—	1,641.3	193.9	107.4	(321.5)	1,621.1
Selling, general and administrative expense	3.4	324.9	0.8	6.2	(0.5)	334.8

OPERATING INCOME	(3.4)	223.5	18.8	13.0	6.2	258.1
Interest expense (income)	—	93.9	(2.5)	0.1	0.8	92.3
Other income	—	1.6	—	1.4	(0.9)	2.1

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES AND DISCONTINUED OPERATIONS	(3.4)	131.2	21.3	14.3	4.5	167.9
Provision for income taxes	—	47.3	7.5	5.1	1.6	61.5
Equity in undistributed earnings of subsidiaries	111.4	29.1	—	—	(140.5)	—

Income from continuing operations	108.0	113.0	13.8	9.2	(137.6)	106.4
Discontinued operations (net of tax)	—	(1.6)	—	3.2	—	1.6

NET INCOME	$108.0	$111.4	$13.8	$12.4	$(137.6)	$108.0

CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTH PERIOD ENDED JANUARY 29, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,316.4	$225.3	$103.5	$(309.7)	$1,335.5
Cost of products sold	—	990.0	190.2	97.5	(310.1)	967.6
Selling, general and administrative expense	—	186.4	1.0	2.9	(0.2)	190.1

OPERATING INCOME	—	140.0	34.1	3.1	0.6	177.8
Interest expense (income)	—	14.9	(0.3)	—	—	14.6
Other income	—	(3.1)	—	(0.1)	—	(3.2)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	122.0	34.4	3.0	0.6	160.0
Provision for income taxes	—	41.8	11.8	1.0	0.2	54.8
Equity in undistributed earnings of subsidiaries	110.0	28.4	—	—	(138.4)	—

Income from continuing operations	110.0	108.6	22.6	2.0	(138.0)	105.2
Discontinued operations (net of tax)	—	1.4	—	3.4	—	4.8

NET INCOME	$110.0	$110.0	$22.6	$5.4	$(138.0)	$110.0

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED JANUARY 25, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$108.0	$111.4	$13.8	$12.4	$(137.6)	$108.0
Income from discontinued operations	—	(1.6)	—	3.2	—	1.6

Income from continuing operations	108.0	113.0	13.8	9.2	(137.6)	106.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	(107.6)	(155.0)	33.9	(12.7)	137.6	(103.8)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	0.4	(42.0)	47.7	(3.5)	—	2.6

INVESTING ACTIVITIES:
Capital expenditures	—	(54.4)	(3.0)	(0.9)	—	(58.3)
Proceeds from disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Dividend from Subs	—	45.0	—	—	(45.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9.3)	(3.0)	(0.9)	(45.0)	(58.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	292.5	—	0.3	—	292.8
Payments on short-term borrowings	—	(258.5)	—	—	—	(258.5)
Principal payments on long-term debt	—	(5.5)	—	—	—	(5.5)
Dividends Paid	—	—	(45.0)	—	45.0	—
Other	—	0.6	—	—	—	0.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	29.1	(45.0)	0.3	45.0	29.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.8	—	1.8
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	(1.9)	—	3.9	—	2.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(24.1)	(0.3)	1.6	—	(22.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	39.3	0.4	3.0	—	42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.4	$15.2	$0.1	$4.6	$—	$20.3

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED JANUARY 29, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$110.0	$110.0	$22.6	$5.4	$(138.0)	$110.0
Income from discontinued operations	—	1.4	—	3.4	—	4.8

Income from continuing operations	110.0	108.6	22.6	2.0	(138.0)	105.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities:	(110.0)	134.8	(19.8)	6.2	138.0	149.2

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	243.4	2.8	8.2	—	254.4

INVESTING ACTIVITIES:
Capital expenditures	—	(117.8)	(1.8)	(2.4)	—	(122.0)
Proceeds from disposal of property, plant and equipment	—	0.3	—	—	—	0.3
Other	—	13.3	—	—	—	13.3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(104.2)	(1.8)	(2.4)	—	(108.4)

FINANCING ACTIVITIES:
Net parent settlements	—	(82.6)	—	—	—	(82.6)
Proceeds from short-term borrowings	—	108.9	—	0.3	—	109.2
Payments on short-term borrowings	—	(162.0)	—	—	—	(162.0)
Proceeds from long-term borrowings	—	1,095.0	—	—	—	1,095.0
Principal payments on long-term debt		(289.5)				(289.5)
Payments of deferred debt issuance costs	—	(35.8)	—	—	—	(35.8)
Return of capital to Heinz		(770.0)				(770.0)
Other	—	5.8	—	—	—	5.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(130.2)	—	0.3	—	(129.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.6)	—	(5.6)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS		0.7	—	6.0	—	6.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	9.7	1.0	6.5	—	17.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	0.5	—	—	—	0.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$10.2	$1.0	$6.5	$—	$17.7

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the StarKist Brands and Del Monte Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including seafood, fruit, vegetable, tomato, soup, broth and infant feeding products. The Pet Products reportable segment includes the pet products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. See Note 11 of our condensed consolidated financial statements in this Form 10-Q for a discussion of changes to our reportable segments during the first quarter of fiscal 2004.

During the quarter ended January 25, 2004, we began accounting for certain assets formerly included in the Pet Products reportable segment, including the IVD and Medi-Cal brands, the Techni-Cal brand in the United States and Canada, related inventories, and a Canadian production facility (the “Discontinued Assets”), as held for sale. Accordingly, these assets, the results of operations and cash flows related to the Discontinued Assets for the current and comparative periods have been separated from continuing operations and presented as those of discontinued operations.

On February 5, 2004, we entered into an agreement to sell our rights in the IVD and Medi-Cal brands, as well as our rights in the Techni-Cal brand in the United States and Canada, and related inventories for $82.5 million. These assets were not a good strategic fit with the plans we have defined and are implementing within our core pet portfolio. We will manufacture certain products for the buyer during a transition period after the sale. We will also perform certain transition services for the buyer during agreed-upon post-closing periods. The transaction is expected to be completed upon obtaining regulatory approvals. The remaining Discontinued Assets, primarily consisting of a production facility in Elmira, Canada, are being actively marketed for sale. We expect to recognize a small gain as a result of these sales after deducting transaction costs and unrealized foreign currency translation adjustments.

The Merger. On December 20, 2002, Del Monte completed the acquisition of certain businesses of H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. Following the Merger, SKF changed its name to Del Monte Corporation. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. Therefore, the results for the three and nine months ended January 29, 2003 reflect the operations of SKF only until December 20, 2002, while the results for the three and nine months ended January 25, 2004 reflect the operations of the combined businesses post-Merger.

We have operated as a single organization for more than a year and we have completed a substantial portion of the integration process. We have made several decisions that have shaped our combined company and are expected to generate cost savings in the coming years. We have combined and centralized many business functions including sales and accounting; consolidated our broker network into one organization; and converted to common IT platforms in most critical areas. During the recent quarter, we expanded our infant feeding offerings under the new Del Monte-branded Nature’s Goodness product line. We have also significantly expanded our Mendota soup production facility. Another significant integration project involves the consolidation of our distribution network. When this project is completed, currently anticipated to be in our 2005 fiscal year, we expect to be better able to service our customers by consolidating shipments of almost all Del Monte products.

During the first nine months of fiscal 2004, we communicated to affected employees that their positions will be eliminated as part of the Merger-related integration of certain business functions. The total expense related to termination benefits for employees with communication dates in the first three quarters of fiscal 2004, is estimated to be $5.0 million, with $0.7 million and $4.6 million recognized during the three and nine months ended January 25, 2004, respectively. The remaining $0.4 million will be recognized ratably over the related employees’ service periods during the next 12 months. Termination and severance costs of $1.1 million and $1.9 million were paid out during the three and nine months ended January 25, 2004, respectively. The remaining accrual at January 25, 2004 is $2.7 million. Refer to Note 7 of our condensed consolidated financial statements contained in this Form 10-Q for accrued termination and severance costs detailed by reportable segment.

Fiscal Year. The results of operations for fiscal 2004 and 2003 contain 53 and 52 weeks, respectively. The extra week of activity will be recognized during the fourth quarter of fiscal 2004. The results of operations for the three months ended January 25, 2004 and January 29, 2003 each contained 13 weeks, except for the fruit, vegetable and tomato businesses, which were included in the 2003 results only after December 20, 2002.

Results of Operations

The following discussion provides a summary of results from continuing operations for the three and nine months ended January 25, 2004, compared to the results for the three and nine months ended January 29, 2003.

Net Sales. Net sales for the three months ended January 25, 2004 was $811.1 million, an increase of $273.8 million, or 51.0% compared to $537.3 million for the three months ended January 29, 2003. For the nine months ended January 25, 2004, net sales was $2,214.0 million, an increase of $878.5 million, or 65.8%, compared to $1,335.5 million for the nine months ended January 29, 2003. Net sales for the three and nine months ended January 29, 2003 included $136.4 million in sales of fruit, vegetable and tomato products for the period beginning December 20, 2002. Net sales for the three and nine months ended January 25, 2004 included $392.5 million and $1,022.3 million in sales of fruit, vegetable and tomato products, respectively.

Net sales in our Consumer Products segment was $608.8 million for the three months ended January 25, 2004, an increase of $266.4 million, or 77.8%, compared to $342.4 million for the three months ended January 29, 2003. Net sales for the three months ended January 29, 2003 included $136.4 million in sales of our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $392.5 million of product sales during the three months ended January 25, 2004. Net sales also increased due to higher tuna pouch, infant feeding and corporate brands soup volumes, partially offset by higher trade spending for canned tuna. For the nine months ended January 25, 2004, net sales in our Consumer Products segment was $1,657.2 million, an increase of $893.2 million, or 116.9%, compared to $764.0 million for the nine months ended January 29, 2003. Net sales for the nine months ended January 29, 2003 included $136.4 million in sales of our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $1,022.3 million of product sales during the nine months ended January 25, 2004. Net sales also increased due to higher tuna pouch, corporate brands soup and broth volumes, partially offset by lower canned tuna volumes.

Net sales in our Pet Products segment was $202.3 million for the three months ended January 25, 2004, an increase of $7.4 million, or 3.8%, compared to $194.9 million for the three months ended January 29, 2003. The increase was primarily due to increased core dry dog and pet snack volumes, which were offset by continued volume reductions in non-core brands and the planned exit of certain private label pet business. We also experienced declines in wet cat food volumes, due to a category decline in certain channels, and cat snack volumes, due to the ongoing introduction of competitive products. These declines were partially offset by increased dog snack volumes due to strong marketing, new product introductions, and market share gains across the soft and chewy pet snacks category. For the nine months ended January 25, 2004, net sales in our Pet Products segment was $556.8 million, a decrease of $14.7 million, or 2.6%, compared to $571.5 million for the nine months ended January 29, 2003. The decline was primarily due to continued volume reductions in non-core brands and the planned exit of certain private label business. These declines were partially offset by increases in dog snack volumes due to strong marketing and new product introductions.

Cost of Products Sold. Cost of products sold for the three months ended January 25, 2004 was $583.9 million, an increase of $186.8 million, or 47.0%, compared to the cost of products sold of $397.1 million for the three months ended January 29, 2003. Cost of products sold for the three months ended January 29, 2003 included $114.1 million in costs related to our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $297.7 million of costs during the three months ended January 25, 2004. The increase in cost of products sold for our other businesses was primarily due to higher tuna pouch, infant feeding and corporate brands soup volumes and higher commodities costs, partially offset by improved sales mix and manufacturing efficiencies. For the nine months ended January 25, 2004, cost of products sold was $1,621.1 million, an increase of $653.5 million, or 67.5%, compared to the cost of products sold of $967.6 million for the nine months ended January 29, 2003. Cost of products sold for the nine months ended January 29, 2003 included $114.1 million in costs related to our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $783.9 million of costs during the nine months ended January 25, 2004. The decrease in cost of products sold for our other businesses was primarily due to decreased volume in Pet Products and improved sales mix and manufacturing efficiencies in Consumer Products.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) for the three months ended January 25, 2004 was $112.1 million, an increase of $29.5 million, or 35.7%, compared to SG&A of $82.6 million for the three months ended January 29, 2003. SG&A for the three months ended January 29, 2003 included $21.6 million in costs related to our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $47.9 million of costs during the three months ended January 25, 2004. SG&A for the three months ended January 25, 2004 includes the recognition of $5.9 million of expense related to integration and restructuring activities. For the nine months ended January 25, 2004, SG&A was $334.8 million, an increase of $144.7 million, or 76.1%, compared to SG&A of $190.1 million for the nine months ended January 29, 2003. SG&A for the nine months ended January 29, 2003 included $21.6 million in costs related to our fruit, vegetable, and tomato products, beginning December 20, 2002, compared to $136.6 million of costs during the three months ended January 25, 2004. SG&A for the nine months ended January 25, 2004 includes the recognition of $18.1 million of expense related to integration and restructuring activities.

Prior to the Merger, the Acquired Businesses were charged by Heinz for shared-services functions, including warehousing costs, variable and fixed selling expenses and general and administrative costs such as information systems support, human resources, finance and accounting. These costs were allocated based on revenue across several Heinz businesses. SG&A expenses are recognized on an actual basis since the completion of the Merger. The allocated costs included in SG&A for the three and nine months ended January 29, 2003 are not necessarily indicative of the actual SG&A expenses that would have been incurred by the Acquired Businesses on a stand-alone basis.

Operating income. Operating income for the three months ended January 25, 2004 was $115.1 million, an increase of $57.5 million, or 99.8%, compared to operating income of $57.6 million for the three months ended January 29, 2003. For the nine months ended January 25, 2004, operating income was $258.1 million, an increase of $80.3 million, or 45.2%, compared to operating income of $177.8 million for the nine months ended January 29, 2003. Operating income for the three and nine months ended January 29, 2003 included $0.7 million in sales of fruit, vegetable and tomato products for the period beginning December 20, 2002. Operating income for the three and nine months ended January 25, 2004 included $46.9 million and $101.8 million in operating income related to fruit, vegetable and tomato products, respectively.

The Consumer Products segment’s operating income grew by $52.0 million, or 194.8%, from $26.7 million to $78.7 million for the three months ended January 29, 2003 and January 25, 2004, respectively. Operating income for the three months ended January 29, 2003 included $0.7 million in sales of fruit, vegetable and tomato products for the period beginning December 20, 2002 compared to $46.9 million in the 2004 results. Operating income also increased due to higher seafood operating income, which was partially offset by declines in corporate brands soup. The increase in seafood operating income was primarily due to increased tuna pouch sales volume and lower tuna pouch product costs driven by cost savings initiatives and lower fish costs, partially offset by lower canned tuna pricing. The Consumer Products segment’s operating income grew by $100.9 million, or 132.2%, from $76.3 million to $177.2 million for the nine months ended January 29, 2003 and January 25, 2004, respectively. Operating income for the nine months ended January 29, 2003 included $0.7 million in sales of fruit, vegetable and tomato products for the period beginning December 20, 2002 compared to $101.8 million included in the 2004 results. Operating income also increased due to higher seafood operating income, which was partially offset by declines in private label soup and infant feeding. The increase in seafood operating income was primarily due to increased tuna pouch sales volume and lower tuna pouch product costs driven by cost savings initiatives and lower fish costs, partially offset by lower canned tuna pricing.

The Pet Products segment’s operating income increased by $4.4 million, or 11.0%, from $40.0 million to $44.4 million for the three months ended January 29, 2003 and January 25, 2004, respectively. Increased pet snacks volumes were partially offset by unfavorable container and commodity costs and higher administrative costs. The Pet Products segment’s operating income declined by $10.7 million, or 9.2%, from $115.9 million to $105.2 million for the nine months ended January 29, 2003 and January 25, 2004, respectively. Non-core sales volume reductions, increased marketing spending and higher administrative costs were partially offset by increased pet snacks and core dry dog food sales.

Provision for Income Taxes. The effective tax rates for continuing operations for the three months ended January 25, 2004 and January 29, 2003 were 38.0% and 40.6%, respectively. The effective tax rate for both periods contained adjustments to increase the respective annualized effective tax rates. During the three months ended January 25, 2004, the Company’s effective tax rate increased as a result of changes in expected income among subsidiaries with differing tax rates. During the three months ended January 29, 2003, the Company’s annualized effective tax rate was increased primarily due to the combined statutory rates expected for the newly merged Company. The effective tax rates for continuing operations for the nine months ended January 25, 2004 and January 29, 2003 were 36.6% and 34.3%, respectively. The effective tax rate for the nine months ended January 25, 2004 was higher than the effective tax rate for the nine months ended January 29, 2003 primarily as a result of changes in expected income among subsidiaries with differing tax rates and a higher combined statutory rate for the merged Company during fiscal 2004.

Income from Continuing Operations. Income from continuing operations for the three months ended January 25, 2004 and January 29, 2003 was $52.2 million and $22.4 million, respectively. Income from continuing operations for the nine months ended January 25, 2004 and January 29, 2003 was $106.4 million and $105.2 million, respectively. Income from continuing operations for the three and nine months ended January 25, 2004 included $31.4 million and $92.3 million of interest expense primarily related to the debt acquired as a result of the Merger. Income from continuing operations for the three and nine months ended January 29, 2003 only included $14.9 million and $14.6 million of interest expense because prior to the Merger SKF had no outstanding debt.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 3 to our condensed consolidated financial statements included in our 2003 annual report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time. Deductions are offset against related trade promotion accruals. Evaluations of the trade promotion liability are performed monthly and adjustments are made where appropriate to reflect changes in our estimates. Our evaluations during the three months ended January 25, 2004 resulted in a net reduction to the trade promotion liability and increases in net sales of approximately $8 million. During the nine months ended January 25, 2004, our evaluations resulted in a net reduction to the trade promotion liability and increases in net sales of approximately $1 million. Because the change in estimate during the quarter relates partially to activity recognized earlier in the year, the impact for the nine months ended January 25, 2004 is less than the impact for the three months ended January 25, 2004.

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

Goodwill and Intangibles with Indefinite Lives: Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually, by comparing the carrying value with the estimated fair value of the intangible assets. Estimated fair value is determined using various valuation methods, including the relief from royalty method and the residual income method. In estimating discounted future cash flows, management uses historical financial information in addition to assumptions of sales trends and profitability, consistent with our performance and industry trends. Estimates of fair value may differ if projected cash flows, market interest rates and discount factors change as a result of new events or circumstances. We have designated the beginning of the fourth quarter as the annual impairment testing date for our goodwill and intangible assets with indefinite useful lives. However, during the third quarter of fiscal 2004 we performed an impairment test for the goodwill transferred to discontinued operations using the agreed upon sales price of the assets. Based on our internal computations, we determined there was no impairment.

Recently Issued Accounting Standards

In December 2003, Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans. The Financial Accounting Standards Board’s (“FASB”) Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, requires presently enacted changes in relevant laws to be considered in the current period measurement of postretirement benefit costs and the accumulated benefit obligation. In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 allows the deferral of financial recognition of the Act until the FASB issues final accounting guidance. Accordingly, we have elected to defer the financial recognition of the Act. Therefore, our accumulated postretirement obligation does not reflect the effects of the Act. The FASB’s specific authoritative guidance on accounting is pending, and that guidance, when issued, could require a change to the amounts recorded in the consolidated financial statements. We are currently analyzing the impact the Act will have on our postretirement benefit plans.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We adopted FIN 46 during this fiscal quarter and it did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. We anticipate that the adoption of FIN 46R will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our third quarter of fiscal 2004. The adoption of SFAS 150 did not have an effect on our consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” EITF 01-8 is effective for arrangements entered into or modified after the beginning of our reporting period that began after May 28, 2003. The adoption of EITF 01-8 did not have an effect on our consolidated financial statements.

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

If we had used the FIFO method rather than the LIFO method to value our soup and infant feeding inventories, net income for the three and nine months ended January 25, 2004 would have been $0.1 million and $1.1 million higher than reported, respectively, and would not have had a significant effect on earnings per share for either period.

Effective at the beginning of fiscal 2004, we adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock based compensation. We elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. For the stock options granted during the three and nine months ended January 25, 2004, compensation expense recognized was $0.8 million and $1.4 million, respectively.

Financial Condition - Liquidity and Capital Resources

Our primary cash requirements are to service our debt, finance seasonal working capital needs, provide for other general business expenses and make capital expenditures. Funds generated from sales of our products and amounts available under our revolving credit facility are our primary sources of liquidity. The results of operations for the three and nine months ended January 29, 2003 reflect only 35 days of interest expense and, therefore, are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company.

On December 20, 2002, in connection with the Merger, we established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) with several banking participants. As of January 25, 2004, the Revolver had an outstanding balance of $34.0 million and net availability of $214.3 million, adjusted for outstanding letters of credit. The Revolver balance was zero as of April 27, 2003.

We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. During the three months ended January 25, 2004, we made scheduled repayments of $1.7 million and €0.1 million of Term B Loan principal. During the nine months ended January 25, 2004, we made scheduled repayments of $5.0 million and €0.3 million of Term B Loan principal.

On January 30, 2004, we completed an amendment of our senior credit facilities, which reduced the interest rate spread for the Revolver and Term B Loan, to 2.5% and 2.25% over the LIBOR, respectively. The amendment also contained provisions to enhance our financial flexibility, including the removal of prepayment premiums. The existing Term A Loan and Euro denominated Term B Loan were repaid through a corresponding increase in the US Dollar denominated Term B Loan, which totaled $882.8 million.

As of January 30, 2004, scheduled maturities of long-term debt for the succeeding five fiscal years are as follows (In millions):

2005	$9.0
2006	9.0
2007	9.0
2008	9.0
2009	9.0

Additionally, within 95 days after the end of each fiscal year beginning with fiscal 2004, we are generally required to make a payment under our senior credit facilities equal to 50% of “excess cash flow,” as such term is defined in our senior credit facilities. We expect that the amount payable on account of such “excess cash flow” relating to the 2004 fiscal year will be zero, due in part to voluntary prepayments made or expected to be made by us with respect to the term loan debt under the senior credit facilities during our 2004 fiscal year.

On February 24, 2004 and March 5, 2004, we prepaid a total of $60.0 million of Term B Loan principal, bringing the outstanding Term B Loan balance to $822.8 million. As a result of the unscheduled principal repayments, accelerated amortization of loan origination fees of $1.4 million was charged to interest expenses during the fourth quarter of fiscal 2004.

Restrictive Covenants. Our credit facilities and indentures contain certain restrictive covenants with which we must comply. Included in these covenants are financial tests including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. We believe that we are in compliance with all such financial covenants as of January 25, 2004. The most restrictive of the financial covenants in the credit agreements is the maximum total debt ratio.

Cash Flows

During the nine months ended January 25, 2004, our cash and cash equivalents decreased by $22.4 million due to the net impact of $2.6 million provided by operating activities, $58.2 million used in investing activities, and $29.4 million provided by financing activities.

Operating Activities. Cash provided by operating activities for the nine months ended January 25, 2004 and January 29, 2003 were $2.6 million and $252.2 million, respectively. The decrease during fiscal 2004 was due primarily to $235.5 million of inventory build-up due largely to the seasonal nature of the fruit, vegetable and tomato businesses. During the prior year a similar build-up occurred but the pre-Merger fruit, vegetable and tomato inventory was accounted for as a component of the total purchase price. The cash requirements of the Del Monte Brands businesses fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ businesses’ inventories are produced during the packing season, from June through October, then depleted during the remaining months of the year.

Investing Activities. Cash used in investing activities for the nine months ended January 25, 2004 and January 29, 2003 were $58.2 million and $109.1 million, respectively. The decrease was primarily due to the $64.4 million decrease in capital expenditures from $122.0 million for the nine months ended January 29, 2003 to $58.3 million for the nine months ended January 25, 2004. Capital spending during the nine months ended January 29, 2003 reflected Heinz’s funding of $97.6 million related to the purchase of assets under synthetic leases and $27.2 million of acquisition fees related to the Merger. Capital spending during the nine months ended January 25, 2004 includes $17.8 million of capital expenditures related to the reconfiguration of our Mendota, IL facility to provide soup production capabilities, $8.3 million of expenditures relating to economic return and cost savings projects related to the fruit, vegetable and tomato businesses and $11.2 million related to information technology integration related expenditures. Capital expenditures for the remainder of fiscal 2004 are estimated to be in the range of $32.0 million to $37.0 million.

Financing Activities. Cash provided by financing activities for the nine months ended January 25, 2004 was $29.4 million compared to cash used in financing activities of $129.9 million for the nine months ended January 29, 2003. During the nine months ended January 25, 2004, we borrowed $292.5 million from our revolving credit facility to finance the seasonal inventory buildup of fruit, vegetable and tomato inventories, of which $258.5 million was repaid. Prior to the Merger, Heinz centrally managed all of the cash flows related to the Acquired Businesses. For the nine months ended January 29, 2003, net settlements with the parent company of $82.6 million were paid to Heinz, generated primarily from the operations of the Acquired Businesses.

Related Parties

Transactions with Heinz and its Affiliates. The Merger has been accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in our consolidated statements of income for the three and nine months ended January 29, 2003.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that we file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, we filed a shelf registration statement on Form S-3, in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, we filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, the Company, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of our common stock covered by the shelf registration statement for $10.08 per share. We did not receive any proceeds from the sale. To date, we have incurred expenses of approximately $0.1 million in connection with performing our obligations under the Stockholder Rights Agreement.

Compensation earned by Mr. William Price as a director of Del Monte, excluding options, is paid to TPG GenPar, L.P. Mr. Price is a shareholder and director of TPG Advisors, Inc., the sole general partner of TPG GenPar, L.P., which is the sole general partner of each of TPG Partners, L.P. and TPG Parallel I, L.P. For the three and nine months ended January 25, 2004, Mr. Price earned $0.01 million and $0.03 million, respectively, as well as 825 and 2,818 shares, respectively, of DMFC common stock.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others, factors discussed in this section as well as:

•	the success of the integration of the businesses we acquired from Heinz in a timely and cost effective manner;

•	the risk that we may incur liabilities as a result of the acquisition of these businesses that are currently unknown;

•	costs related to the acquisition and integration of these businesses;

•	the actions of the U.S., foreign and local governments;

•	general economic and business conditions;

•	weather conditions;

•	energy costs and availability;

•	crop yields;

•	competition, including pricing and promotional spending levels by competitors;

•	raw material costs and availability;

•	fish availability and pricing;

•	high leverage;

•	product liability claims;

•	changes in or the failure or inability to comply with, governmental regulations, including environmental regulations;

•	foreign currency exchange and interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers;

•	the timely introduction and market acceptance of new products;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	ability to increase prices;

•	consumer perceptions and preference regarding our products;

•	disruption in relationships with our employees;

•	industry trends, including changes in buying and inventory practices by customers; and

•	production capacity constraints and other economic, business, competitive and/or regulatory factors affecting our operations.

Certain aspects of these factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2003 annual report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

In December 2003, the United States Department of Agriculture (USDA) announced that a single case of bovine spongiform encephalopathy (“BSE”) had been diagnosed in a Washington State dairy cow. Various countries, including Canada, have responded by restricting the import of U.S. beef products. Export limitations may negatively impact sales or may lead us to incur additional costs.

Certain of our large retail customers have indicated a desire to utilize Radio Frequency Identification (RFID) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology may add significant costs to product manufacturing and distribution. We are investigating the potential business costs and benefits of this technology, and intend to work closely with our customers to manage the proper application of this technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial market risks to which we are exposed are changes in interest rates and commodity prices.

On January 30, 2004, we completed an amendment of our senior credit facilities. The amendment provided for reduced pricing of the Revolver and Term B Loan and repayment in full of the existing Term A Loan and Euro denominated Term B Loan. It also provided for a related increase in the U.S. Dollar denominated Term B Loan to $882.8 million and other provisions to enhance our financial flexibility, including the removal of prepayment premiums.

Interest Rates. Our primary market risk exposure is that of interest rate risk. Interest expense in regard to our revolving and term loan facilities is calculated using a reference interest rate plus a credit margin. Therefore, given a fixed debt level and a fixed credit margin, interest expense increases or decreases in relation to market interest rates.

We are the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0 million. All of our interest rate swaps have been formally designated as cash flow hedges. During the three months ended January 25, 2004, our interest rate cash flow hedges resulted in a $0.7 million increase to other comprehensive income and a $0.5 million increase in deferred tax liabilities. During the nine months ended January 25, 2004, our interest rate cash flow hedges resulted in a $1.2 million decrease to other comprehensive income, a $0.7 million decrease in deferred tax liabilities and a $0.3 million decrease in other income. During the three and nine months ended January 25, 2004, we reduced interest expense by $1.0 million and $3.2 million, respectively, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. We expect to amortize approximately $1.0 million of the liability during the remainder of fiscal 2004.

The fair value of our interest rate swaps on January 25, 2004 was a liability of $5.4 million and is recorded in other non-current liabilities.

On January 30, 2004, we reduced our risks related to foreign exchange fluctuations, changed the timing of required principal payments and lowered our variable interest rate spreads. The table below presents our market risk associated with debt obligations and associated derivatives as structured, subsequent to January 30, 2004. Variable interest rates disclosed represent the weighted average rates in effect on January 30, 2004. The fair values included are based on quoted market prices, as of January 25, 2004.

	Maturity
	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	After Fiscal 2008	Total	Fair Value January 25, 2004
	(currency in millions)
Interest Rate Risk:

Debt (USD Equivalent )
Fixed Rate ($US)	$0.1	$0.2	$0.2	$0.2	$0.2	$763.7	$764.6	$844.3
Average Interest Rate	5.89%	5.89%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate ($US)	$2.2	$8.8	$8.8	$8.8	$8.8	$845.6	$883.0	$883.0
Average Interest Rate	3.38%	3.38%	3.38%	3.38%	3.38%	3.38%	3.38%

Interest Rate Swaps
Notional Amount	$—	$125.0	$—	$300.0	—	—	$425.0	$(5.4)
Average Rate Receivable	—	1.12%	—	1.12%	—	—	1.12%
Average Rate Payable	—	4.91%	—	2.51%	—	—	3.21%

Commodities Prices. We purchase certain commodities such as corn, wheat, soybean meal and soybean oil. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity future or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. Such contracts are accounted for as either cash flow or economic hedges. For cash flow hedges, the effective portion of gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. These contracts generally have a term of less than eighteen months. During the three and nine months ended January 25, 2004, our commodity hedges resulted in increases of $0.2 million and $0.6 million, respectively, in other comprehensive income and increases of $0.5 million and $2.3 million, respectively, in other income.

Foreign Currency Rates. In conjunction with the January 30, 2004 amendment of our senior credit facilities, we repaid our Euro-denominated term debt and terminated the currency swap that was entered into as an economic hedge of the periodic Euro principal and interest payments on that debt. The fair value of the currency swap was $7.6 million and $0.2 million on January 25, 2004 and April 27, 2003, respectively. This change in fair value resulted in a $3.6 million and $7.4 million increase in other assets and a corresponding increase in other income for the three and nine months ended January 25, 2004, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below and in our quarterly reports on Form 10-Q for the periods ended July 27, 2003 and October 26, 2003, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended April 27, 2003.

An action was brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that we are responsible for personal injuries sustained as a result of an accident that occurred at our manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0 million. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. We believe that we have adequate insurance to cover any material compensatory damages that we may incur with respect to this litigation; punitive damages are generally not covered by insurance. We dispute the plaintiff’s allegations.

An action was brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming is seeking a total of $18.0 million in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleges it is entitled under various trade promotion programs. We previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to us. We believe we have accrued adequate reserves to cover any material liability and bad debt that may result from these proceedings. We dispute Fleming’s allegations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	On October 31, 2003 in consideration of Mr. William Price’s service as a director during the three-month period ended October 26, 2003, we issued 980 shares of DMFC common stock to TPG GenPar, L.P. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

(d)	NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (the “2002 Form S-4”))

3.2	Amended and Restated Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the 2002 Form S-4)

10.1	Amendment and Waiver No. 3 to the Credit Agreement among Del Monte Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and issuing lender, JPMorgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint bookrunners and joint lead arrangers, CoBank, ACB, Greenstone Capital, Fleet National Bank, Fortis Capital Corp, Suntrust Bank and United Overseas Bank Ltd., New York Agency, as managing agents, The Bank of New York, Capital Funding, Unit of General Electric Capital Corporation and Union Bank of California, as co-agents, and Banc of America Securities LLC, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as arrangers, and Amendment No. 1 to the guaranty by Del Monte Foods Company (incorporated by reference to Exhibit 10.1 to the Form 8-K No. 001-14335 filed on February 9, 2004)

10.2	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit)

18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the quarterly report filed on Form 10-Q for the period ended July 27, 2003)

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the fiscal quarter ended January 25, 2004:

(1)	The Company filed a current report on December 4, 2003 under Item 9 and Item 12 to report a press release discussing the Company’s results for its fiscal quarter ended October 26, 2003.

(2)	The Company filed a current report on January 13, 2004 under Item 5 to report an action brought against the Company for compensatory and punitive damages relating to personal injuries sustained on the Company’s premise.

(3)	The Company filed a current report on January 16, 2004 under Item 5 and Item 7 to report an underwriting agreement entered into by the Company relating to the sale of certain shares of the Company’s common stock pursuant to a Registration Statement on Form S-3 (File No. 333-108625).

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

Dated: March 9, 2004