Form 10-K
period 2004-05-02
DEL MONTE FOODS CO
filed 2004-07-12
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2004

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

The aggregate market value of the common equity held by non-affiliates of the Registrant was $1,864,149,660 based on the number of shares held by non-affiliates of the Registrant as of October 24, 2003, and based on the reported last sale price of common stock on October 24, 2003 ($8.90), which is the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 30, 2004 was 209,700,845.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended May 2, 2004

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others: general economic and business conditions; cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, grains, meat by-products, tuna and energy; continuation of or further increases in current high prices of certain ingredients, commodities and other raw materials, including without limitation, steel, grains, meat by-products, tuna and energy; ability to increase prices and reduce costs; high leverage and ability to service and reduce our debt; costs and results of efforts to improve the performance and market share of the businesses we acquired from Heinz; effectiveness of marketing and trade promotion programs; changing consumer and pet preferences; timely launch and market acceptance of new products; optimization of our trade promotion spending and of our distribution network; competition, including pricing and promotional spending levels by competitors; transportation costs; insurance coverage; product liability claims; weather conditions; crop yields; changes in U.S., foreign or local tax laws and rates; foreign currency exchange and interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from these customers; acquisitions, including identification of appropriate targets and successful integration of any acquired businesses; changes in business strategy or development plans; availability, terms and deployment of capital; dependence on co-packers, some of whom may be competitors or sole-source suppliers; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations; industry trends, including changes in buying, inventory and other business practices by customers; public safety and health issues; and other factors. See also Item 1. Business—“Factors That May Affect Our Future Results and Stock Price.”

All forward-looking statements in this report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Helpful Information

As used throughout this Form 10-K, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, which refers to (i) for periods before the merger, a wholly-owned subsidiary of DMFC that merged with and into SKF Foods, Inc. (“SKF”) on December 20, 2002 and (ii) for periods after the merger, a wholly-owned subsidiary of DMFC, which represents the combined operations of pre-merger DMC and SKF. See below for further discussion of the merger. Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2004” means Del Monte’s fiscal year ending May 2, 2004; “fiscal 2003” means Del Monte’s fiscal year ended April 27, 2003; and “fiscal 2002” means Del Monte’s fiscal year ended May 1, 2002.

On December 20, 2002, DMFC completed the acquisition of certain businesses from H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of DMC, a subsidiary of DMFC, with and into SKF, previously a wholly-owned subsidiary of Heinz. Prior to the Merger, Heinz transferred the Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC, the acquiree, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the Merger. Therefore, any financial information and numerical data provided for fiscal years prior to 2003 reflect the operations of SKF only and does not reflect the pre-Merger operations of Del Monte for these periods. Any financial information and numerical data provided for fiscal 2003 reflects the operations of SKF for the period from May 2, 2002 to December 20, 2002 and reflects the combined operations of SKF and the existing Del Monte businesses for the period from December 21, 2002 to April 27, 2003. Any financial information and numerical data provided for fiscal 2004 reflects the combined operations of SKF and the existing Del Monte businesses.

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are based on data obtained from ACNielsen. ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Stores, Inc (“Wal-Mart”), and some supercenters and club stores which are not monitored by ACNielsen) with at least $2.0 million in sales, except references to U.S. market share for pet snacks, which are based on dollar share, which we believe is a more appropriate measure for that business. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. The data for broth and infant feeding products includes the total broth and total baby food categories. The data for seafood represents the processed tuna category, which includes both canned and tuna pouch. The data for pet food reflects total U.S. food and mass merchandisers (excluding Wal-Mart) which includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, and cat treat categories. The data for soup includes the canned soup category. To facilitate period to period comparisons despite our 53-week 2004 fiscal year, references to fiscal 2004 market share refer to the 52-week period ended May 1, 2004.

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Pounce and College Inn, among others, are registered or unregistered trademarks of Del Monte.

PART I

Item 1.    Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte”, or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, generating $3.1 billion in net sales in fiscal 2004. Our leading food brands include Del Monte, StarKist, Contadina, S&W,College Inn and other brand names, and our pet food and pet snacks brands include 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. We utilize 16 production facilities and 15 distribution centers in the United States and have additional operating facilities in Ecuador, American Samoa, Canada and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

We believe our diversified, multi-category product line provides us with a competitive advantage in selling to the retail grocery industry. We sell our products in the U.S. retail dry grocery market and produce sections, primarily through grocery chains, club stores, supercenters and mass merchandisers. We believe we have strong long-term relationships with our customers that provide a solid base for our business. We provide value-added services to enable our customers to more effectively manage their inventory and applicable categories.

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

On December 20, 2002, we acquired certain businesses from H.J. Heinz Company (the “Merger”), including their U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). The Acquired Businesses included brand names such as StarKist, College Inn, 9Lives, Kibbles ‘n Bits, Pounce and Pup-Peroni.

The Merger was accounted for as a reverse acquisition in which SKF Foods Inc. (“SKF”) was treated as the acquirer and Del Monte Corporation (“DMC”) the acquiree, primarily because H. J. Heinz Company (“Heinz”) shareholders owned a majority, approximately 74.5 percent, of Del Monte Foods Company’s common stock upon completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the Merger. For the fiscal 2003 reporting period, our financial statements reflect the combined operations of SKF and the existing Del Monte business for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

In 1989, Del Monte Foods Company (“DMFC”), then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland and was renamed DMFC in December 1991. DMFC reincorporated under the laws of the State of Delaware in 1998. DMC, the new wholly-owned subsidiary of DMFC, was incorporated in Delaware in June 2002 under the name SKF Foods, Inc. Each of DMFC and DMC maintains its principal executive office at One Market @ The Landmark, San Francisco, CA 94105. Del Monte’s telephone number is (415) 247-3000 and its website is www.delmonte.com.

Periodic and current reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Our Corporate Governance Guidelines; the Charters of each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors of DMFC; and our Standards of Business Conduct for our directors, officers and employees are also available on our website at www.delmonte.com. Printed copies of these materials are also available upon written request to the Corporate Secretary, Del Monte Foods Company, P.O. Box 193575, San Francisco, CA 94119-3575. Our Standards of Business Conduct encompass our “code of ethics” applicable to our Chief Executive Officer, principal financial officer, and principal accounting officer and controller. We intend to make any required disclosures regarding any amendments of our Standards of Business Conduct or waivers granted to any of our directors or executive officers under our Standards of Business Conduct on our website.

The Industry

Overall.    The United States processed food industry is generally characterized by relatively stable growth based on modest price and population increases. We believe that the long-term fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items for consumers to purchase. While consumption growth is predicted to be modest in the United States, we believe that certain product categories that address changing consumer needs, such as tuna pouch, premium fruit, diced tomatoes, private label soup, broth, dry pet foods and pet snacks offer opportunities for faster growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. In addition, we also compete directly against other private label manufacturers with our private label products, primarily soup. In general, we compete on the basis of quality, breadth of product line, brand awareness, price, taste, nutrition, packaging, variety, convenience and value-added services such as inventory management. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

Food producers have been impacted by two key trends affecting their retail customers: consolidation and increased competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from rapidly growing club stores, supercenters and mass merchandisers, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies and is driving initiatives such as category and inventory management. Food companies that offer such value-added services have been able to increase shelf space, maximize distribution efficiencies, further strengthen their relationships with retailers and maintain their leadership positions.

The market data referred to below excludes sales to certain mass merchandisers. Overall, recent sales in the retail grocery channel have been declining, partially due to a shift in sales away from traditional grocery channels towards mass merchandisers. Therefore, this market data may not be representative of the entire market.

Consumer Products.    The vegetable, fruit and tomato markets experienced overall declines of 5.2%, 4.1% and 2.8%, respectively, from fiscal 2003 to fiscal 2004. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 46.2%, 41.3%, and 34.9% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2004.

The broth market in which we compete includes branded and private label broth and gravy products. The broth market has experienced an overall growth rate of 1.3% from fiscal 2003 to fiscal 2004.

The vast majority of products in the infant feeding categories in which we compete are sold through retail grocery channels and mass merchandisers. The infant feeding market has experienced a 3.7% decline from fiscal 2003 to fiscal 2004, partially due to declining birth rates.

Our tuna products compete in a market that includes branded and private label products. In the canned tuna market, private label sales accounted for only 14% of the total canned tuna market in fiscal 2004, while the top 3 branded competitors, led by our StarKist brand, accounted for over 80% of the canned tuna market. While the canned tuna market has experienced a 1.5% decline from fiscal 2003 to fiscal 2004, the tuna pouch market has experienced a 10.9% increase from fiscal 2003 to fiscal 2004.

The soup market in which we compete includes branded and private label soup. Competitors in the soup market include a small number of branded and private label manufacturers. Private label products accounted for approximately 14.6% of the total soup market share. While the overall market has experienced a 0.8% decline from fiscal 2003 to fiscal 2004, the Ready-to-Serve market continues to show growth, growing at a rate of 5.1% from fiscal 2003 to fiscal 2004.

Pet Products.    Our Pet Products categories participated in a multi-billion dollar market for fiscal 2004, with an overall growth rate of 3.6% from fiscal 2003 to fiscal 2004. The markets in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories have been fueled by steadily increasing pet ownership and an increasing pet population, as over half of all American households own pets. Private label products accounted for approximately 16.4% of the total market share in the Pet Products categories in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

Reportable Segments

We have the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The following table sets forth our total net sales by segment, expressed in dollar amounts and as percentages of our total net sales, for the fiscal years indicated:

	Fiscal Year
	2004	2003	2002
	(In millions)
Net Sales:
Consumer Products	$2,340.6	$1,333.8	$881.7
Pet Products	789.3	758.5	858.2

Total company	$3,129.9	$2,092.3	$1,739.9

As a Percentage of Net Sales:
Consumer Products	74.8%	63.7%	50.7%
Pet Products	25.2%	36.3%	49.3%

Total company	100.0%	100.0%	100.0%

See Note 16 of our consolidated financial statements in this Form 10-K for a detailed discussion of our reportable segments, including changes made to our segments during fiscal 2004.

Company Products

Consumer Products.    In our Del Monte Brands operating segment, we sell products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, Contadina, College Inn and Nature’s Goodness brand names, as well as private label products to key customers. We are one of the largest marketers of processed vegetables, fruit and solid tomatoes in the United States, with 23.0%, 41.3% and 20.4% market share in fiscal 2004, respectively. Our vegetable, fruit and tomato products are in mature categories, characterized by high household penetration. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products. Our vegetable, fruit and tomato products compete on the basis of brand, taste, variety and price.

Our Del Monte Brands operating segment’s vegetable, fruit and tomato products include products such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and spiced peaches, mandarin oranges, cherries, grapefruits, pineapples and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, and spaghetti and pizza sauces. Competitors in Del Monte Brands products include branded and private label vegetable, fruit, and tomato processors. Private label products taken as a whole command the largest share of the processed vegetable market, but their market share has remained relatively stable over the past decade. Our primary competitors in the vegetable market are General Mills’ Green Giant and private label; in the fruit market, competitors include Signature Fruit Company’s private label, Pacific Coast Producers’ private label and Dole; and in the tomato market, competitors include Con Agra’s Hunts, Heinz’s Classico and Heinz brands, Campbell Soup’s Prego, Unilever’s Ragu and private label.

Our Del Monte Brands operating segment also includes College Inn broth products, which accounted for 16% of the total broth market in fiscal 2004. Our College Inn products include chicken, beef and vegetable broths and specialty broths. College Inn is a regional brand focused primarily in the northeastern United States. In fiscal 2004, while it had approximately 16% of the overall U.S. broth market and was the second largest branded broth product in the U.S., it had approximately 45.4% market share in its core markets in the northeastern United States, which made up 86.5% of its total case volume. Specialty broth products, such as fat-free, low-sodium and flavored chicken and beef broths, are priced at a premium compared to other broth products. We recently began selling broth products in resealable cartons, reflecting our continued commitment to innovation and convenience for the consumer. Our broth products compete on the basis of brand, taste, variety and price. Our College Inn broth competes primarily with Campbell Soup’s Swanson brand. Smaller regional brands and other private label manufacturers make up the rest of the market.

During fiscal 2004, we re-launched our infant feeding product line, Nature’s Goodness, under the Del Monte brand name. Del Monte’s Nature’s Goodness products are aimed at three different stages of infant development: beginner foods, combination-ingredient foods and toddler meals. Our products in the beginner stage include a wide variety of single-ingredient processed baby cereals, fruits, vegetables and juices marketed under our Nature’s Goodness Step One brand. The combination-ingredient stage includes meats, dinners and desserts, in addition to those foods offered in our Step One line. These products are marketed under our Nature’s Goodness Step Two and Nature’s Goodness Step Three brands, which are formulated for infants between the ages of 6 to 12 months. The toddler meals stage offers infant feeding products that resemble adult-style meals. These products are marketed under our Nature’s Goodness Step Four brand and are targeted for toddlers from the age of one year. The U.S. infant feeding market is led by Novartis’ Gerber, which has over 76.9% share of the market. Gerber along with Milnot’s Beech-Nut and Del Monte’s Nature’s Goodness brands make up over 90% of the market. Private label is a relatively new entry in this market, with limited retail distribution. Retailers typically choose to stock two brands of infant feeding products, typically Gerber and one of the two other large national brands, Del Monte’s Nature’s Goodness or Beech-Nut. Our infant feeding products compete on the basis of price, brand, taste and variety. In fiscal 2004, we had 9.8% of the retail grocery market.

Our StarKist branded tuna products include canned and pouched tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, tuna fillets, and low-sodium and low-fat tuna. While almost half of our case sales are of chunk light tuna in cans, we are continuing to expand our focus on new innovative products in order to shift the product mix away from commodity-like products and towards value-added products. New product launches such as the StarKist Flavor Fresh Pouch introduced in October 2000, and StarKist Lunch-To-Go and StarKist Tuna Creations introduced nationally in 2003, reflect this objective. In fiscal 2004, our StarKist brand had the highest market share of tuna pouch. Our tuna products compete based on their price, brand recognition, taste and convenience. Competitors include a small number of large branded and private label producers.

The StarKist brand primarily competes with Connors Brothers Income Fund’s Bumble Bee and Thai Union Frozen Products PCL’s Chicken of the Sea brands in the branded tuna market. These top three brands, combined, account for over 80% of the tuna market. In fiscal 2004, our StarKist branded canned tuna products had a market share of 42.3%, nearly twice the market share of our nearest competitor.

In addition to our tuna products, our StarKist Brands operating segment also markets and produces a broad array of private label soup products, including ready-to-serve, homestyle, chunky and condensed. Our private label soup products accounted for well over half of the private label soup market in fiscal 2004. Since fiscal 2000, our private label soup business has exhibited strong sales growth, partially through private label soup gaining share within the total soup category, but principally as a result of an increase in the number of retailers selling our private label soup. We established our industry-leading position in the private label soup market by providing branded expertise to grow the business through product formulation and merchandising support. Our soup products compete on the basis of taste, variety and price. Competitors in this market include a small number of private label and branded manufacturers, including Campbell Soup’s Campbell’s and General Mills’ Progresso brands.

Pet Products.    Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as 9Lives, Kibbles ‘n Bits, Pup-Peroni and Pounce. We compete in the dry and wet dog food categories, with market shares of 8.1% and 9.9% in fiscal 2004, respectively; the dry and wet cat food categories, with market shares of 4.3% and 21.3% respectively; and the chewy dog snack, biscuit crunchy dog snack, and cat treats pet snacks categories, with market shares of 41.9%, 10.1%, and 30.9%, respectively, in fiscal 2004. The products in the pet foods categories are primarily marketed under nationally recognized, industry leading brands. 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. In fiscal 2004, we expanded the Kibbles ‘n Bits brand name into the wet dog food category.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Pounce and Pup-Peroni, which had one of the leading market shares in the cat snacks and soft and chewy dog snacks categories in fiscal 2004. Pounce cat snacks include both crunchy and soft snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack and the new Pup-Peroni NawSomes! product. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Outs and Meaty Bone.

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer markets, as illustrated by the fiscal 2003 introduction of the Snausages Scooby Snacks crunchy dog snack, targeted to children who own pets, and the innovative, braided Pup-Peroni NawSomes! Minis dog snacks introduced in fiscal 2004.

Competition in the pet food and pet snacks categories in grocery and pet store outlets is primarily based on taste, brand recognition, nutrition, variety and price. We face competition from branded and private label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Kraft, Doane Pet Care, Procter & Gamble’s Iams division and Menu.

Sales, Marketing and Value-Added Services

Sales and Marketing

We use both independent retail brokers and a direct sales force to sell our products to our customers in different channels. We use retail brokers for the retail grocery channel and the military. A direct sales force is used for most of our club store, supercenter and mass merchandiser customers. We use a combination of retail brokers and a direct sales force for channels such as pet specialty, foodservice, food ingredients, private label, dollar stores and drug stores. We also employ direct sales teams for select retail grocery channel and mass merchandiser customers. Our StarKist and College Inn foodservice sales in the United States and our sales of pet products in Canada are performed by Heinz through an agency agreement.

In January 2003, we appointed one primary national retail grocery broker to represent us for a broad range of grocery retailers as well as certain other channels. We also use this broker to handle the bulk of account calls, to supplement customer management for our sales teams and to manage retail in-store on shelf conditions for our products. We pay commissions to this broker based on a percentage of sales or on a case rate basis.

We believe that a focused and consistent marketing strategy is critical to the successful merchandising and growth of our brands. Our marketing function includes new product development, pricing strategy, consumer promotion, advertising, publicity and package design. We use consumer advertising to support awareness of new items and initial trial by consumers and to build recognition of our brand names. We also utilize trade promotion programs to deliver merchandising and price promotions to our customers.

Value-Added Services

Our category management services are designed to assist customers in managing an entire product category, including other branded and private label products in the same category. We believe that customers using our category management services are able to more rapidly identify optimal shelving and merchandising strategies for our various product categories to achieve an optimal product mix and overall category performance.

We also offer vendor-managed inventory services which enable our customers to optimize their inventory requirements while maintaining their ability to service consumers. We manage the inventory of our products for customers who account for approximately 22% of our retail sales. For these customers, we utilize inventory management tools that analyze historical customer sales data and future forecasts to determine optimal inventory levels. We believe providing these value-added services will continue to enhance our relationships with our retail customers and strengthen our competitive position.

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign and export sales:

	Fiscal Year
	2004	2003	2002
	(In millions)
Net Sales:
United States	$3,034.0	$2,040.1	$1,707.4
Foreign and export	95.9	52.2	32.5

Total net sales	$3,129.9	$2,092.3	$1,739.9

As a Percentage of Net Sales:
United States	96.9%	97.5%	98.1%
Foreign and export	3.1%	2.5%	1.9%

Total	100.0%	100.0%	100.0%

During fiscal 2004, we began accounting for sales related to our IVD and Medi-Cal brands as well as our Techni-Cal brand in the United States and Canada, as discontinued operations. Accordingly, the results of operations relating to these discontinued operations, for the current and comparative periods, were separated from continuing operations and presented as those of discontinued operations and were excluded from the table above.

Foreign Operations

In South America, we have subsidiaries in Venezuela, Colombia, Ecuador and Peru. We operate a food processing plant in Venezuela. We purchase raw product, primarily vegetables and tomatoes, from approximately 29 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from four suppliers in Chile. Our products in Venezuela are sold through eleven local distributors. In Colombia, Ecuador and Peru, our products are sold through one national distributor in each country. We also have a tuna production facility in American Samoa. We co-manage two tuna processing facilities and own one cold storage facility in Manta, Ecuador. We also have a tuna loin supply contract from a facility in Majuro, Republic of the Marshall Islands. This facility supplies tuna loins that are delivered and processed into canned products in American Samoa. We also utilize a number of co-packers in various foreign countries. Our foreign and export sales are consummated either through local operations or through brokers, U.S. exporters, direct sales force or licensees for foreign destinations.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the continental United States, with $70.4 million, or 9% of our total net fixed assets located in other locations, including foreign countries and American Samoa.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong, long-term relationships with the majority of significant participants in the retail grocery trade. In recent years, there has been significant consolidation in the grocery industry through acquisitions.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 25% of our sales for fiscal 2004. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 10% of sales in each of our segments.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, fish supply, economic climate, seasonal factors or other unforeseen circumstances. We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also maintain a long-term supply agreement to procure a portion of our fish needs.

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Del Monte Brands operating segment, each year, we buy over one million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are generally for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 800 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and are reset each year. We purchase raw material from approximately 400 fruit growers located in California, Oregon and Washington. Contracts for other fruits require delivery of specified quantities each year. We purchase raw tomatoes from approximately 25 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. We actively participate in agricultural management, agricultural practices, quality control and compliance with all pesticide/herbicide regulations. Other ingredients, including dairy products, proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased on the open market.

In conjunction with the acquisition of the rights to the SunFresh brand citrus and tropical fruits line from UniMark in fiscal 2001, we executed a five-year supply agreement under which a UniMark affiliate produces certain chilled, jarred and canned fruit products for us at its facility in Mexico. We purchase products under this supply agreement at market prices. This agreement expires in September 2005, but may terminate earlier.

We have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc, an unaffiliated company. This agreement has an indefinite term subject to termination on three years notice.

For the StarKist Brands operating segment, our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. For albacore, we also purchase directly from vessel owners in the Atlantic and Indian Oceans. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. Total annual purchases to be made under this 10-year agreement are approximately $40.0 million. We assumed this supply agreement in connection with the Merger. The raw materials required for the production of soup are generally purchased on the open market.

Pet Products

We generally purchase meat, meat by-products, other proteins, and other ingredients on the open market. Our other ingredient purchases include corn, soybean meal, wheat and related by-products. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of hedges has ranged from 3 to 12 months of projected production requirements. However, at this time, we have made a strategic decision to hedge a smaller portion of our exposure than we historically have due to recent dramatic increases in futures contracts rates used in our commodities hedging program.

Cans and Ends

We have long-term supply agreements with two primary suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our tuna and pet businesses. Total annual purchases made under this agreement, which expires on August 13, 2010, are currently approximately $127 million. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Our principal agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used by our fruit, vegetable and tomato business. Under the agreement and subject to certain specified exceptions, we must purchase all of our fruit, vegetable and tomato business requirements for metal food and beverage containers in the United States from Silgan. Annual purchases under this agreement, which expires on December 31, 2011, currently total approximately $207 million. We have a second agreement with Silgan pursuant to which Silgan supplies cans and ends for our soup and broth business. Current annual purchases under this agreement, which expires on December 31, 2011, are approximately $29 million. We also have an agreement with an affiliate of Silgan pursuant to which the Silgan affiliate supplies all of Del Monte’s requirements for metal closures for baby food containers. Current annual purchases under this agreement, which expire on April 30, 2006, are approximately $4 million. Pricing under the Impress agreement and the Silgan agreements is adjusted to reflect changes in metal costs and changes in employment cost indexes and producer price indexes.

The Impress supply agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreements were also amended in fiscal 2004 to extend the term of these contracts to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the agreements.

Production and Distribution

Production

Consumer Products.    We operate 15 production facilities for our Consumer Products reportable segment in the United States, American Samoa, and Venezuela. See “Item 2. Properties” for a listing of our production facilities. Our Del Monte Brands operating segment has a seasonal production cycle and produces the majority of our products between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products, our College Inn broth and infant feeding products are generally produced throughout the year. Our StarKist Brands operating segment’s tuna and soup production cycles also occur throughout the year.

Our Del Monte Brands operating segment’s fruit, vegetable and tomato products use approximately 34 co-packers and 4 re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for pineapple, tropical fruit salad, citrus fruits, mandarin oranges, pickles, asparagus, dry soaked beans and certain other products, including several products sold under the S&W brand. We also periodically use co-packers to supplement supplies of certain processed vegetables, fruit and tomato products.

Our College Inn broth products are produced at our Pittsburgh, PA and Mendota, IL production facilities. We supplement our broth production and packaging capabilities through utilization of co-packers, all of whom are located in North America. The Pittsburgh plant benefited from capital investment over the years to allow a highly automated process for making our products, including broth. In the fall of 2003, we also began broth production at a new production facility adjacent to our existing Mendota, IL facility. This new facility has increased the capacity and capabilities of our production matrix. We previously produced our broth products at a third-party plant in Muscatine, IA, which provided product to us as a co-packer for a period after the Merger.

Our Del Monte Nature’s Goodness infant feeding products are produced at our Pittsburgh, PA facility. We supplement our infant feeding production and packaging capabilities through use of co-packers, all of which are located in North America.

We produce canned and pouched tuna in American Samoa. Our StarKist canned and tuna pouch products also use co-packers and re-packers to supplement production capacity and package certain products. The tuna business uses third-party co-packers in the U.S., Thailand and Ecuador for canned and pouched tuna products.

Our private label soup products are produced at our Pittsburgh, PA and Mendota, IL production facilities. We also utilize co-packers who provide us with additional production and packaging capabilities, all of which are located in North America.

Pet Products.    Our pet products are manufactured in five of our production facilities, located in the U.S., American Samoa and Canada. Our Elmira, Canada pet production facility is currently being actively marketed for sale. We also use a limited number of third party co-packers and repackers located within the U.S. and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, packs the majority of our total canned pet product requirements. Our facility in American Samoa packs the majority of our tuna-based canned pet product requirements. In Lawrence, KS, we pack all of our Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our pet snacks in a wide range of packages. Our pet food factories supply pet products for both the U.S. and Canadian markets.

Distribution

See “Item 2. Properties” for a listing of our distribution centers, by reportable segment. Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Our distribution centers provide, casing, labeling and special packaging and other services. We have two separate distribution networks as a result of the Merger (this excludes soup and chilled fruit in glass jars which have unique distribution systems). As part of our integration process, we have begun the process of consolidating our distribution center networks. This project, currently scheduled for completion in fiscal 2006, is expected to result in significant cost savings and enhance our ability to service our customers by consolidating shipments of almost all our products.

Information Services

Our information services organization is primarily supported by internal staff. We supplement our internal staff with third-party assistance from Electronic Data Systems Corporation.

Our “Information Technology Integration Project” was necessary to integrate the Acquired Businesses into Del Monte. We have implemented common platforms for our enterprise resource planning (“ERP”) system, financial planning and financial reporting systems during fiscal 2004. The integrated ERP platform was in use beginning in November 2003 and the Financial Planning and Financial Reporting tools were installed in the latter half of fiscal 2004. In addition, we are implementing common platforms for supply chain planning and trade spending management. These efforts are scheduled for substantial completion in fiscal 2005.

Research and Development

Our research and development organization provides product, packaging and process development and analytical, as well as agricultural research and seed production. In fiscal 2004, 2003 and 2002, research and development expenditures were $20.1 million, $17.4 million and $13.8 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including seed production, packaging, pest management, food science, environmental, engineering and plant breeding. We operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our soup, infant feeding and tuna products. We also operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to our pet food and pet snack businesses. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers and pets as part of our effort to ensure that we are providing tasty and satisfying, high quality products.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, College Inn and Nature’s Goodness.

•	Pet Products: Kibbles ‘n Bits, 9Lives, Pup-Peroni, Pounce, Snausages, Pup-Peroni NawSomes!, Canine Carry-Outs, Meaty Bone and Jerky Treats.

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

Our registered and unregistered trademarks associated with the acquired tuna business relate primarily to North America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. Our trademarks associated with our infant feeding business primarily relate to the United States. Our trademarks associated with the acquired pet products business relate primarily to North America but also include portions of Europe and Africa. We generally did not acquire trademark rights for the Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the acquired brands in other territories to the extent these trademark rights are owned by another party.

We own 25 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2005 and 2021 and cannot be renewed. Patents are generally not material to our business as a whole.

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

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets, generally outside of the United States to other companies or their affiliates. In particular, Kraft Foods Inc. holds the rights to use the Del Monte trademark in Canada; Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Del Monte Foods International, Inc. and its affiliates hold the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa); ConAgra Foods Inc. holds the right to use the Del Monte trademarks with respect to processed food and beverage products in Mexico; Del Monte Pan American of Panama holds similar rights in Central America and the Caribbean; Del Monte Pacific Resources Limited holds the rights in the Indian Subcontinent to the Del Monte brand name and owns the Del Monte trademarks for processed food products in the Philippines; Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world; and PVF Operating Co., LLC holds the rights to use Del Monte trademarks in the United States, Mexico, Central America and the Caribbean, with respect to dried fruit, nuts, and dried fruit and nut mixes.

We retain the right to review the quality of the licensees’ products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and the licensees must periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

In addition to granting certain licenses, we have sold trademarks from time to time. On November 18, 2003, we finalized the sale of the Techni-Cal trademarks in certain foreign jurisdictions outside of the United States and Canada. On April 16, 2004, we sold our rights in the IVD and Medi-Cal trademarks as well as our rights in the Techni-Cal trademarks in the United States and Canada.

We license, for use on pet snacks, the Scooby trademark from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P.

Under the terms of the Separation Agreement and a Trademark License Agreement with Heinz, the Acquired Businesses received, in the Merger, an eighteen-month transitional license to use the Heinz brand name on acquired products, although certain restrictions relating to printing new packaging with the Heinz brand name applied beginning nine months from the effective time of the Merger.

We have also granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our senior credit facilities, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

Governmental Regulation; Environmental Compliance

As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture U.S. Customs and Border Protection, Environmental Protection Agency and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, performance and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses. We believe our facilities and practices are sufficient to maintain material compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we are currently in compliance with all applicable laws, regulations, or requirements for permits or licenses nor that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

As a result of our agricultural, food processing and canning activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply at all times with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have programs across our international business units designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•	We assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S., including our Company. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

•

The California Attorney General brought an action in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney

General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

•	On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, PA facility. The alleged violations occurred prior to our acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9 million. The power plant is operated by a third-party operator under contract with us. We expect to be indemnified by the third-party operator for a portion of any fines or penalties ultimately imposed. We dispute the allegations. We believe we have accrued adequate reserves to cover any material liability that may result from these proceedings.

•	We are conducting groundwater remediation at our Stockton, CA property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. We are remediating the contamination at the site. We believe that we have accrued adequate reserves to cover any material liability that may result from this contamination. After consultation with governmental authorities, we have selected and begun implementation of a remedial alternative. At the present time, we are unable to predict the total cost for the remediation. Further, investigation and remediation of environmental conditions may be required in the future at other properties currently or formerly owned or operated by us. Nonetheless, based on current information, we do not expect that the costs associated with the Stockton, CA remediation or any other potential future remediation will have a material adverse effect on our financial condition.

•	Governmental authorities and private claimants have notified us that we may be liable for environmental investigation and remediation costs at certain contaminated sites, including certain third-party sites at which we disposed of wastes. We may be liable for remediation costs at these sites as a result of alleged leaks, spills, releases or disposal of certain wastes or other substances at these sites. With respect to a majority of these sites, we have settled our liability. Based upon the information currently available, we do not expect that our liability for the remaining sites will be material. We may receive additional claims that we are potentially liable for environmental investigation and remediation costs at other sites in the future.

•	We expect to perform soil and groundwater investigation and remediation at our Terminal Island, CA property as part of the closure and demolition of a facility, which was operated by a joint venture to which StarKist was a party. We assumed this liability pursuant to the Merger Agreement. We are in an early stage of consultation with the Port of Los Angeles, which owns the property where this facility was located, regarding the nature and scope of the investigation and remediation to be performed. At the present time, we are unable to predict the total cost for the investigation and remediation. Based on current information, we believe that we have accrued adequate reserves to cover any material liability that may result from this investigation and remediation. We do not expect that the costs associated with this investigation and remediation will have a material adverse effect on our financial condition.

Our environmental expenditures in recent years’ have related to wastewater treatment systems, settlement of environmental litigation and underground storage tank (“UST”) remediation activities. We project that we will spend approximately $5 million in fiscal 2005 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for boiler upgrades, compliance costs related to the consolidation of our fruit and tomato processing operations and continued UST remediation activities. We believe that our environmental matters will not have a material adverse effect on our financial position or results of operations.

The Marine Mammal Protection Act of 1972 and the regulations under this act, regulate the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean. This is where a portion of our light-meat tuna, including Yellowfin, is currently caught. In 1990, the StarKist Seafood business voluntarily adopted a worldwide policy not to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy not to purchase tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act was enacted regulating the labeling of tuna products as “dolphin safe” and bans the importation of tuna caught using high seas drift nets. The Marine Mammal Protection Act was amended in 1992 to further regulate tuna fishing methods that involve marine mammals. Compliance with these laws and regulations and StarKist Seafood’s voluntary policy has not had, and is not expected to have, a material adverse effect on our operations or financial condition. In 1997, Congress passed the International Dolphin Conservation Program Act, which modified the regulation of the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of “dolphin safe”. Despite the passage of the less-restrictive International Dolphin Conservation Program Act, we remain committed to the more dolphin-friendly standards of the Marine Mammal Protection Act. Revision of the definition of “dolphin safe” and modification of the regulation of the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean have not had, and management does not expect them to have, a material adverse effect on our operations or financial condition.

Seasonality; Working Capital

Our historical net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce and other factors have historically affected net sales in the first quarter. We have experienced increased sales of our fruit, vegetable, tomato and broth products during the holiday and back-to-school periods in the United States, extending from September through December, as well as sales associated with the Easter holiday. We have also experienced increases in pet snacks sales during the year-end holiday period. Our soup products sales typically peak during the winter months. Sales of our tuna products are usually higher during the period after New Year’s Day through the Easter holiday. We typically schedule promotional events to coincide with these periods of increased product consumption.

We use cash from operations in addition to our revolving line of credit to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of Del Monte Brands’ inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, the majority of our cash flow is generated in our third and fourth quarter as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also has an effect, but to a lesser extent, upon our results of operations. Soup, infant feeding, tuna and pet products are produced throughout the year.

Prior to the Merger, Heinz performed the cash management function for the Acquired Businesses, including sweeps of available cash held in excess of obligations. These transactions are shown as “net parent settlements” in our consolidated statements of cash flows for the periods prior to December 20, 2002.

Employees

We employ approximately 8,400 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during the Del Monte Brands pack season, typically June through October, adding approximately 8,800 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

We have 16 collective bargaining agreements with 15 union locals covering approximately 58% of our hourly full time and seasonal employees. Of these employees, approximately 1% are covered under two collective bargaining agreements scheduled to expire in fiscal 2005, and approximately 24% are covered under collective bargaining agreements scheduled to expire in fiscal 2006. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and position, as of July 1, 2004, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	59	Chairman of the Board, President and Chief Executive Officer; Director
Wesley J. Smith	57	Chief Operating Officer
David L. Meyers	58	Executive Vice President, Administration and Chief Financial Officer
Nils Lommerin	39	Executive Vice President, Human Resources
Donald J. Binotto	49	Managing Director, StarKist Brands
Marc D. Haberman	41	Managing Director, Del Monte Brands
Todd R. Lachman	41	Managing Director, Del Monte Pet Products
Richard L. French	47	Senior Vice President, Chief Accounting Officer and Controller
Thomas E. Gibbons	56	Senior Vice President and Treasurer
Melissa C. Plaisance	44	Senior Vice President, Finance and Corporate Communications
James G. Potter	46	Senior Vice President, General Counsel and Secretary

Richard G. Wolford, Chairman of the Board, President and Chief Executive Officer; Director.    Mr. Wolford joined Del Monte as Chief Executive Officer and a Director in April 1997. He was elected President of Del Monte in February 1998 and was elected Chairman of the Board of Directors of Del Monte Foods Company in May 2000. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors.

Wesley J. Smith, Chief Operating Officer.    Mr. Smith joined Del Monte as Chief Operating Officer in April 1997. He served as a member of the Board of Directors of Del Monte Foods Company from 1997 until the Merger in 2002. From 1972 to 1995, he was employed by Dole Foods in a variety of positions, including senior positions in finance, marketing, operations and general management in California, Hawaii and Honduras.

David L. Meyers, Executive Vice President, Administration and Chief Financial Officer.    Mr. Meyers joined Del Monte in 1989. He was elected Chief Financial Officer of Del Monte in December

1992 and served as a member of the Board of Directors of Del Monte Foods Company from January 1994 until consummation of Del Monte’s recapitalization in 1997. Prior to joining Del Monte, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983).

Nils Lommerin, Executive Vice President, Human Resources.    Mr. Lommerin joined Del Monte in March 2003. From March 1999 to July 2002, he was with Oxford Health Plans, Inc., where he most recently served as Executive Vice President, Operations and Corporate Services. From November 1991 to February 1999, Mr. Lommerin held a variety of senior Human Resources positions with Pepsico, Inc.

Donald J. Binotto, Managing Director, StarKist Brands.    Mr. Binotto joined Del Monte from Heinz in December 2002. Mr. Binotto has been Managing Director, StarKist Foods, Inc., since May 2000. Since he joined Heinz in 1981, Mr. Binotto has worked at Heinz World Headquarters, StarKist Foods, Inc. and Heinz Pet Products in a variety of roles.

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

Melissa C. Plaisance, Senior Vice President, Finance and Corporate Communications.    Ms. Plaisance joined Del Monte in January 2004. From 1990 to 2004, she was at Safeway Inc., most recently as SVP, Finance and Investor Relations. From 1982 to 1990, she held a variety of positions at Bankers Trust Company, where she became a Vice President in the bank’s LBO group.

James G. Potter, Senior Vice President, General Counsel and Secretary.    Mr. Potter joined Del Monte in October 2001 and was elected to his current position in September 2002. From December 1997 to December 2000, he was Executive Vice President, General Counsel and Secretary of Provident Mutual Life Insurance Company. From 1989 to November 1997, Mr. Potter was the Chief Legal Officer of The Prudential Bank and Trust Company and The Prudential Savings Bank, subsidiaries of The Prudential Insurance Company of America.

Factors that May Affect Our Future Results and Stock Price

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

The commodities, ingredients and raw materials that we require are subject to price increases and shortages that could adversely affect our profitability. We may be unable to effectively pass increased costs along to our customers.

The primary commodities, ingredients and other raw materials that we use include steel, fruits, vegetables, tomatoes, tuna, grains, sugar, spices, meats, meat by-products, soybean meal, dairy products, fats, oils, chemicals and energy. Prices for these materials may be volatile and we may experience shortages in these materials as a result of: external conditions; commodity market fluctuations; availability; currency fluctuations; governmental regulations, including import restrictions; agricultural programs or issues; and other factors outside our control.

More specifically, the price and availability of steel is subject to factors outside our control, such as increased demand from other users; import restrictions; government regulations; and competition among, and the financial condition of, steel suppliers. Other commodities, such as grain (including corn and wheat), meat by-products, soybean meal, fuel and natural gas are also subject to similar influences. Severe and prolonged weather conditions and natural disasters, such as floods, droughts, frosts, disease, earthquakes and the ocean temperature effect known as El Niño, may also affect the cost and supply of commodities, ingredients and raw materials, particularly raw materials such as fruits, vegetables, tomatoes, grain, sugar and spices. Weather patterns may also affect fish availability. In addition, some scientists believe that the population of some larger fish species has been depleted due to over fishing, potentially affecting the current and future supply of tuna.

Commodity, ingredient and raw material price increases or shortages may result in higher costs or interrupt our production schedules, which could have a material adverse impact on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Increasing our prices to offset higher costs may also result in reduced sales volume and profitability. If we increase our prices, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Increased marketing costs may significantly offset the benefits of any price increase. If we are not able to effectively pass commodity, ingredient and other raw material price increases along to our customers, our operating income will decrease. Our competitors may be better able than we are to effect price increases or to otherwise pass along cost increases to their customers.

If commodity, ingredient and other raw material costs remain at their current high levels, our financial results could be adversely affected.

We are currently experiencing high prices for some of the commodities, ingredients and other raw materials we use. We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat, soybean meal and soybean oil used in the production of certain of our products. Hedging practices do not eliminate the risk of increased costs as a result of commodity price increases. The extent of our future commodities requirements that we hedge at any given time depends on our assessment of the markets for these commodities we use, including our assumptions about future prices for such commodities. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements.

The prices of commodities that we have traditionally hedged recently have increased substantially. Due to the current high prices, we have elected to hedge significantly less of our requirements of these items for fiscal 2005 than we typically have hedged at this time during other fiscal years. Other commodities, ingredients and raw materials are not covered by our hedging program. Fuel prices affect our transportation costs for both raw materials and finished product. Natural gas prices also affect our production costs. Fuel and natural gas prices are currently high. We are also currently experiencing high prices for steel, fats, oils, chemicals, and tuna, particularly albacore, which further affects our costs.

If our assessments and assumptions about commodity prices, as well as ingredient and other raw material prices, prove to be incorrect, our costs may be greater than anticipated. If we are not able to effectively pass cost increases along to our customers, our operating income will decrease and our operating results would be adversely impacted.

Current shortages of steel and the related increase in steel prices could materially adversely affect our results of operations; the impact of these shortages and price increases may be comparatively greater on us in light of the bankruptcy of Weirton Steel.

We are currently experiencing increased steel costs and steel shortages and may experience increased costs above current expectations or additional steel shortages. Impress, one of our primary suppliers of cans and ends, contracted with Weirton Steel for a substantial portion of the steel Impress requires in order to produce cans and ends for us. Because of the bankruptcy of Weirton Steel and the subsequent sale of substantially all of its assets, Impress will be required to renegotiate its contract, which was not assigned to the purchaser of the Weirton assets, with the purchaser of these assets or source steel from other suppliers. Impress may not be able to secure the steel it needs on terms comparable to its original contract with Weirton, if at all. If the price that Impress must pay for steel increases above current expectations, our costs for cans and ends will be comparably impacted and our results of operations could be adversely affected. If Impress is unable to secure another source of steel, our supply of cans and ends may be interrupted and our results of operations could be adversely affected. If other events occur that result in increased steel costs or steel shortages, our results of operations could be adversely affected.

Our substantial indebtedness could adversely affect our operations and financial condition.

We have a significant amount of indebtedness, causing us to be highly leveraged. As of May 2, 2004, we had a total of $1,376.6 million of indebtedness. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	increasing our vulnerability to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.

If our cash from operations is not sufficient to enable us to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. If our cash from operations is not sufficient to meet our expenses and debt service obligations, we may be required to refinance our debt, sell assets, borrow additional money or raise equity.

We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Because portions of our business are highly seasonal, our borrowings under our revolving credit facility fluctuate significantly during the year, generally peaking in September or October.

Our ability to generate cash to pay expenses and service and reduce debt depends on many factors beyond our control. Our ability to meet our expenses and debt service obligations and to reduce our debt will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above.

While our credit facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our two senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $150.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions (including pro forma covenant compliance), an additional $150.0 million through an increase in the Term Loan facility under our existing credit facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness in connection with, for example, an acquisition. If our current debt level increases, the related risks we face could intensify.

We are subject to restrictive debt covenants, which may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.

Our credit facility contains covenants that restrict our ability, and the ability of our subsidiaries, among other things, to incur liens, sell assets (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur additional indebtedness, enter into transactions with our affiliates, enter into contingent obligations (including guaranties), enter into joint ventures and partnerships, pay dividends on or redeem or repurchase capital stock, make capital expenditures, agree to restrictions on subsidiary dividends and other payments, and enter into sale-leaseback transactions. Our credit facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the senior credit facility) results in an event of default. Our credit facility also requires us to maintain compliance with specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control and we cannot assure you that we will comply with these ratios. A breach of any of the covenants, ratios or restrictions under our credit facility could result in an event of default under the credit facility, in which case the lenders under the facility could elect to declare all amounts outstanding under the facility to be immediately due and payable. Such acceleration would constitute an event of default under each of our senior subordinated note indentures, in which case all amounts outstanding under the indentures could be declared immediately due and payable. We have pledged substantially all of our assets to secure the debt outstanding under our credit facility.

In addition, our existing senior subordinated note indentures contain covenants that limit the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. In addition, the restrictive covenants in our senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. A breach of any of these covenants could result in an event of default under the applicable indenture, in which case all amounts outstanding under such indenture and the credit facility could be declared immediately due and payable. Such an acceleration would also constitute an event of default under the other senior subordinated note indenture, in which case all amounts outstanding under such indenture could be declared immediately due and payable.

We cannot assure you that our assets would be sufficient to repay in full the indebtedness under our credit facility and under our senior subordinated note indentures that would become due as a result of any acceleration under any or all of such debt agreements.

Our efforts and investments to improve the Acquired Businesses may not be successful, which could materially adversely affect our results of operations.

We derive a significant portion of our net sales and net income from the operations of the Acquired Businesses. In recent years, the Acquired Businesses have had declining sales and have lost market share in several of their product lines, including pet food and infant feeding. Through significant investment in product improvement and sales and marketing efforts relating to the Acquired Businesses since the Merger, we have sought to reverse this trend. We expect to continue to expend significant effort and resources to support the brands of the Acquired Businesses, particularly in our Pet Products business. Our efforts to improve the results of operations of the Acquired Businesses and to increase the market share of their product lines may not be successful. If these efforts are not successful, our business, and results of operations may be materially adversely affected.

We may not be able to successfully implement our business strategies to reduce costs. Failure to reduce costs could adversely affect our results of operations.

The success of our business strategy depends in part on our ability to reduce costs. Because our ability to raise prices for our products generally is affected by factors outside of our control, such as aggregate industry supply and market demand, our profitability and growth depends on our efforts to control our operating costs. Because some costs, such as commodity costs, are outside our control, we generally must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, if at all, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings and synergies, our results of operations could be adversely affected.

Our operating results will depend, in part, on the effectiveness of our marketing and advertising programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must increase or maintain our level of promotional and marketing investment with respect to our businesses to sustain our competitive position in our markets. The effectiveness of our marketing practices and advertising campaigns is important to our ability to retain and expand our market share. We expect to continue to expend significant marketing and advertising resources on a number of our businesses, including pet products and tuna pouch products, that we believe are in product categories that respond favorably to marketing and advertising. If our marketing and advertising campaigns are not successful, our business, results of operations and financial condition may be adversely affected.

If we do not successfully implement our trade spending improvement project, our volumes and market share may decline, our expenses may increase and our results of operations may be materially adversely affected.

We are currently undertaking a project to substantially enhance the effectiveness and efficiency of our trade promotion programs. This project affects the timing and methods of how we plan promotional programs with customers, structure promotions and track the effectiveness of promotions. To the extent that we are unable to increase the effectiveness of our trade promotion programs, refocus our trade promotion expenditures on more effective promotions, reduce the incidence of “forward buying” (purchases by a customer during a promotional period that are in excess of what such customer expects to sell to consumers during such promotional period) and meet our intended new promotional planning cycles, our trade spending improvement project may not be effective. In such event, our budgeted trade promotion spending may not generate our expected sales volumes. If this occurs, or if we increase trade promotion spending in order to generate sales volume, our results of operations could be materially adversely affected. Additionally, our trade promotion improvement project involves the implementation of a new IT platform across all our businesses for tracking trade promotion programs. If adoption of the platform disrupts our trade promotion practices, our results of operations may suffer.

If we do not successfully implement our network improvement project, our results of operations will suffer.

We are currently undertaking a network improvement project in order to capture potential cost savings opportunities and efficiencies and to develop an integrated logistics network that is designed to be more convenient to customers and more efficient. We are seeking to improve shipping efficiency by implementing a primary point of distribution system and consolidating our distribution centers, thereby reducing total system transportation miles and lease and operating costs. Any errors or delays in implementing this project, including the related systems and decisions regarding optimal distribution center locations and sizes, could eliminate the anticipated cost savings associated with the project and result in supply disruptions, which could adversely affect our business, customer relationships, sales, market share and results of operations. If the costs associated with our network improvement project, including the consolidation of our distribution centers, are greater than anticipated, or if our network improvement project does not yield the cost savings we expect, our results of operations would be materially adversely affected.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success will depend in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and trends and product packaging preferences of consumers and, as applicable, their pets, in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our results of operations may be adversely affected.

We may not be able to successfully introduce new products, which could decrease our profitability.

Our future business and financial growth depend, in part, on our ability to successfully introduce new products and improved products. We introduce new products and improved products in all of our businesses from time to time. Our strategy to grow our profits depends on product innovation. We incur significant development and marketing costs in connection with the introduction of new products. Successfully launching and selling new products puts pressure on our sales and marketing resources. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not consistently successful in marketing and selling new products, our results of operations could be materially adversely affected, our revenues could decrease, our growth rate could drop, and our profitability could decline.

If we do not compete successfully and maintain the market shares of our products, our business and revenues may be adversely affected.

Our businesses are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products, imports, other national and regional brands and fresh alternatives. In our private label sales, we face strong competition at the customer level against other private label providers. At the consumer level, our private label products face strong competition from branded products, other private label products, imports and fresh alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect current cost pressures. We cannot assure you that we can compete successfully with these other companies. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Currently, many of our competitors, including those in the pet products, infant feeding, tuna, tomatoes, soup and fruit businesses, are engaged in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully increase product distribution to high volume club stores and mass merchandisers.

The success of our business strategy depends, in part, on our ability to increase our product distribution, and consequently our sales, through high volume club stores, such as SAM’S CLUB and

Costco, supercenters and mass merchandisers, such as Wal-Mart Supercenters. Consumers are increasingly shopping at club stores and mass merchandisers as an alternative to traditional grocery channels. If we are unable to increase sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product. These high-volume club stores and mass merchandisers frequently re-evaluate the products they carry and if a major club customer elected to stop carrying one of our products, our sales could be adversely affected. Some store buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the club store until the next bidding process. Our sales volume could decrease significantly if our offer is too high and we lose the ability to sell products, even temporarily, through these channels. Conversely, we risk depressing our margins if our offer is successful but below our desired price points. Either of these outcomes could have an adverse effect on our results of operations. In order to maintain key volume in the face of competition, we may agree to supply some of these stores below desired price points, which could also depress our margins.

Because we are dependent upon a limited number of customers, the loss of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total net sales, including the sales of the Acquired Businesses. During fiscal 2004, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 25% of our sales overall and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 56% of our overall sales. These percentages may increase if the recent trends of consolidation among food retailers and the growth of mass merchandisers continue. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. These customers do not typically enter into long-term contracts and generally purchase our products as the customers’ current inventory levels are depleted. These customers make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products. We provide some products, especially soup products and some pet products, on a private label basis to some large customers. If any such customer selected a different manufacturer to supply it with such private label products, our sales would be adversely affected. Additionally, these customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect our results of operations. Loss of a significant customer could also adversely affect our reputation.

Consolidation in the retail food industry has resulted in large sophisticated customers who may pressure us to lower our prices or take other actions.

As the consolidation trend among food retailers continues and our retail customers, including mass merchandisers, grow larger and become more sophisticated, these food retailers may demand lower pricing, increased promotional programs or special packaging from product suppliers. Meeting these demands may adversely affect our margins. If we are not selected by our large food retailer customers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected.

Our large customers may impose requirements upon us that may have an adverse effect on our results of operations.

From time to time, our large retail customers, including Wal-Mart, may re-evaluate or refine their business practices and, in connection therewith, impose new or revised requirements upon their suppliers, including us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. We are investigating the potential business costs and benefits of this technology, and intend to work closely with our customers to manage the proper application of this technology. Decisions by customers to maintain lower inventory levels may also adversely affect our business.

Compliance with requirements imposed by significant customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could have a material adverse effect on our results of operations.

To the extent our customers purchase product in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as customers seek to reduce their inventory levels.

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. If a customer increases its inventory during a particular reporting period as a result of a promotional event or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when promotional events occur near the end or beginning of a reporting period. To the extent customers seek to reduce their usual or customary inventory levels, the impact of such “de-inventorying” would be even greater. These practices may adversely affect our results of operations during reporting periods following those in which our promotional events occur.

We use a single national broker to represent a majority of our branded products to the retail grocery trade and any failure by the broker to effectively represent us would adversely affect our business.

We use a single national broker to represent a majority of our branded products to the retail grocery trade. Our business would suffer substantial disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent us to the retail grocery trade.

We may not be successful in our future acquisition endeavors, if any, which may have an adverse effect on our business and results of operations.

We have historically engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

Consumers may not react favorably to the re-branding of our primary infant feeding product.

In early 2004, we rebranded the line of Nature’s Goodness infant feeding products that we acquired in the Merger as “Del Monte Nature’s Goodness” and ceased using the Heinz brand name on this line. We cannot assure you that there will not be any adverse consumer reaction to our rebranding strategy.

Our ability to competitively serve our customers depends on the availability of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our results of operations.

We use multiple forms of transportation to bring our products to market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or significant increases in the cost of these services for any reason, including availability or cost of fuel, could have an adverse effect on our ability to serve our customers, and could have an adverse effect on our financial performance. We are currently paying significant fuel surcharges. If the cost of fuel remains at current high levels, or continues to increase, our results of operations could be materially adversely affected.

Our business could be affected adversely by the bankruptcy of Fleming Companies, Inc.

On April 1, 2003, Fleming Companies, Inc., et al (“Fleming”) filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Fleming was one of our top 10 customers, by sales, for fiscal 2003. We have filed claims against Fleming in this bankruptcy proceeding for amounts owed by Fleming to us. On February 1, 2004, Fleming filed an action against us in the United States Bankruptcy Court for the District of Delaware seeking a total of $18.0 million in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming and deductions to which Fleming alleges it is entitled under various trade promotion programs. Although we believe we have adequate reserves to cover any material liability and bad debt that may result from these proceedings, the Bankruptcy Court may order us to pay an amount to Fleming that exceeds these reserves. In this event, our financial condition and results of operations could be materially adversely affected. See Item 3—Legal Proceedings for a detailed discussion of the Fleming bankruptcy litigation.

Our insurance may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities arising out of our operations. For example, we may be liable for claims brought by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We minimize these risks through various insurance contracts from third party insurance carriers. However, we retain an insurance risk for the deductible portion of each claim. Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not completely covered could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The insurance industry has become more selective in offering some types of insurance coverage and we may not be able to obtain insurance coverage in the future.

The insurance industry has become more selective in offering some types of insurance coverage, such as property, product liability, product recall and directors and officers’ liability insurance. We were able to obtain these insurance coverages for calendar 2004, and our calendar 2004 insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. Our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. We may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us, or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

Changes in income tax laws could adversely affect our results.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rates could be increased by changes in tax laws or interpretations of these laws, or by changes in the valuation of our deferred tax assets and liabilities. Any increase in our effective tax rates will cause our net profits to decrease and could have a material adverse effect on our business, results of operations and financial condition.

Changes in operating income at some of our subsidiaries may result in changes to our effective tax rate.

In addition to our domestic production facilities, we use (or our co-packer uses) operating facilities in Ecuador and American Samoa for the production of tuna products. We also have operating facilities in Canada, where we produce pet products, and in Venezuela, where we produce vegetable and tomato products. Our foreign subsidiaries and our operations conducted in foreign locations are subject to different tax rates depending on the applicable jurisdiction. Changes in the amounts of products produced in these countries and the related operating income may result in changes in our effective tax rate. For example, our products produced in American Samoa, primarily canned tuna, are taxed at a preferential tax rate. To the extent our proportion of operating income attributable to American Samoa decreases, our effective tax rate will increase.

We may not continue to benefit from preferential tax treatment for our products produced in American Samoa if the legislation providing for such treatment is not renewed.

Section 936 of the Internal Revenue Code generally provides a federal income tax credit for income earned from a business conducted within a United States possession. We currently receive the benefit of this credit with respect to income from our canned tuna business in American Samoa; this credit resulted in savings of approximately $5.9 million in tax expense for us in fiscal 2004. The legislation providing for this federal income tax credit is scheduled to expire and we cannot assure you that it will be renewed. If the legislation is not renewed, we expect that our effective federal income tax rate on income attributable to our operations in American Samoa will increase and our net profits will decrease accordingly for fiscal years subsequent to April 2006.

Severe weather conditions and natural disasters can affect crop or fish supplies, which can adversely affect our operations and our results of operations.

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of our products or cause us to temporarily close our facilities. Irregular weather patterns may persist over a long period and further impact the supply of our products. These events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. Some of our tuna operations are located in areas where natural disasters such as hurricanes can occur. Changes in the weather may also change the thermoclines in which fish such as tuna may be located. If fish are driven to lower thermoclines, it may be harder for fishermen to catch these fish, which could reduce the supply of tuna. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could adversely affect our business, financial condition and results of operations. Additionally, if our tuna operations are badly damaged by a natural disaster, we may be subject to supply interruptions, which could adversely affect our business and results of operations.

Our Del Monte Brands operating segment’s results of operations are highly seasonal. Interference with our production schedule during peak months could negatively impact our results of operations.

We do not manufacture the majority of our Del Monte Brands products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season”. Our working capital requirements related to these businesses are also seasonal and are highest in our first and second fiscal quarters. An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our results of operations.

Our Del Monte Brands sales tend to peak in the third and fourth quarters of each fiscal year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales are generally lower, mainly due to less promotional activity and the availability of fresh produce. We believe that the main trends in our results of operations are relatively predictable and that we have adequate sources of liquidity to fund operations during periods of low sales. If these trends were to change or be disrupted, however, our results of operations could be adversely affected, and we could require additional sources of liquidity to fund our working capital and other cash requirements.

In the majority of our Del Monte Brands businesses, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by the weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by the weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share and our customer relationships may be harmed.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, some fruit in plastic containers, some fruit in glass jars, pickles, dry beans, ready-to-serve soup, some dog snack and pet food products, and most of our tuna pouch products, we essentially rely upon a single co-packer as our sole-source for the product. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance. Additionally, from time to time, a co-packer may experience financial difficulties or bankruptcy, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Some of our co-packers are competitors.

In order to achieve economies of scale, cost savings or other strategic goals, we may from time to time enter into co-pack arrangements with competitors. Currently, we have co-pack arrangements with competitors for some of our vegetables, tomato paste and a portion of our tuna supply. These co-pack arrangements may provide competitors with know-how or other information or economies of scale that enable them to compete more effectively against us. In addition, to the extent that a co-packer is also a competitor, we may be at greater risk of supply disruption, in spite of contractual protections, in the event of raw material, commodity and ingredient shortages.

The terms in our supply agreement for cans and ends with Impress could adversely affect the profitability of our products.

Impress supplies metal cans and ends for our pet and tuna businesses. Our agreement with Impress includes minimum volume purchase requirements and guarantees a minimum financial return to Impress. These terms may result in increases in the unit costs of our pet and tuna products if we reduce our production levels.

We are subject to environmental regulation and environmental risks, which may adversely affect our business.

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at some designated “Superfund Sites” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. Other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing food products are activities that are subject to extensive federal, state and local regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including any new regulations such as the new federal Country of Origin Labeling (“COOL”) labeling requirements, can be costly. Failure to comply with all applicable laws and regulations, including, among others California’s Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations. Issues such as national security or health and safety, which slow or otherwise restrict imports could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers subject us to the risks of doing business abroad. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. For example, wage rates in American Samoa are currently substantially higher than wage rates in Thailand. However, currently this wage rate difference is generally offset by the fact that U.S. tariffs are currently imposed on Thai products but not on American Samoa products. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations and require us to restructure our business in order to remain competitive. Because our competitors may have operations in different foreign jurisdictions than we have, such changes may impact us in a different manner than our competitors.

Our business may be adversely affected by United States or foreign government regulations relating to agricultural diseases such as bovine spongiform encephalopathy (“BSE”) or “mad cow disease”.

In December 2003, the USDA announced that a single case of BSE had been diagnosed in a Washington State dairy cow. There are high levels of global public concern about BSE. Various countries, including Canada, responded to the occurrence of BSE in the United States by restricting the import of U.S. beef products. The occurrence of BSE in the United States may result in additional USDA regulations, finished product export restrictions by foreign governments, market price fluctuations for our finished pet food and pet snack products or reduced demand for our beef pet products, any or all of which may negatively impact sales or may lead us to incur additional costs. The impact of the occurrence of BSE in the United States is not fully known at this time, but may negatively impact our results of operations. Other agricultural diseases, such as the avian flu, may also lead to additional government regulation, which could adversely affect our results of operations.

Concerns regarding methyl mercury in seafood products, including tuna, could adversely affect our business.

A 2004 consumer advisory jointly issued by the U.S. Food and Drug Administration and the Environmental Protection Agency (the “EPA”) provided some consumers (in particular, women who may become pregnant, pregnant women, nursing mothers and young children) with information emphasizing the value of fish and shellfish in healthy diets and the need to limit one’s dietary exposure to methyl-mercury found in certain sea foods, including tuna. This advisory was focused on specific consumer populations that are most susceptible to the harmful effects of methyl-mercury. With respect to canned tuna, health officials advised that these certain consumers can eat up to 12 ounces of light tuna or six ounces of white tuna per week. Discussions, stories, concerns and warnings regarding mercury levels in seafood, including tuna, appear in various media outlets and other venues with increasing frequency. We may be adversely affected by this publicity and the recently announced guidance as well as any future guidance, recommendations, developments or publicity. Consumer perceptions that consumption of canned tuna should be limited may adversely affect our business and results of operations.

Additionally, California has statutes commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to persons who are exposed to chemicals known to the

State of California to cause cancer or reproductive toxicity, including methyl mercury. We cannot assure you that we will not be adversely affected by litigation or other disputes relating to Proposition 65. We may be subjected to unexpected costs in connection with any judgment against us or settlement relating to Proposition 65, which could adversely affect our business, financial condition and results of operations. We may be required to take additional measures, such as point of sale signage, in order to be considered in compliance with Proposition 65 or in connection with any alleged non-compliance with Proposition 65. Such additional measures could adversely affect sales and our results of operations. Please see “Item 3—Legal Proceedings” for a discussion of current litigation affecting the Company that relates to Proposition 65.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks “Del Monte”, “StarKist”, “9Lives” and “Kibbles ‘n Bits”, are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

We have licensed the Del Monte brand name (and with respect to The Philippines and South Africa, transferred title) to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for our common stock and demand for our products. Third-party announcements or rumors about these licensees could also have these negative effects. In addition, in connection with the Merger, Heinz retained its ownership of some of the brand names used by the Acquired Businesses in countries in which we do not compete. Acts or omissions by Heinz or its licensees that adversely affect the value of these brand names may also adversely affect demand for our products.

We acquired the right to use the StarKist brand name in North America only and activities by other companies could adversely affect, by their act or omission, the value of the StarKist brand name.

Acts or omissions by unaffiliated companies who hold the right to use the StarKist brand name outside North America may adversely affect the value of the StarKist brand name and demand for our products. Third-party announcements or rumors about these companies or their products could also have these negative effects.

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management personnel. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products or that key employees will remain in our employ. If those employees are not retained by us, we may experience substantial disruption in our business. The loss of key management personnel or other key employees or our inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

We have 16 collective bargaining agreements with 15 union locals covering approximately 58% of our hourly full time and seasonal employees. Of these employees, approximately 1% are covered under two collective bargaining agreements scheduled to expire in fiscal 2005, and approximately 24% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2006. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

Our business could be affected by our planned office move in Pittsburgh, Pennsylvania.

We plan to relocate more than 600 of our employees currently based in Pittsburgh into a new office building in Pittsburgh in the middle of fiscal 2006. The move could disrupt our business. In addition, if we are unable to sub-lease our existing space in Pittsburgh, the costs associated with the move could be higher than anticipated.

We may be prevented from taking certain corporate actions in order to avoid significant tax-related liabilities.

As part of our agreement with Heinz, we agreed that we would avoid taking certain corporate actions until December 20, 2004 that might cause the Merger to fail to qualify as a tax-free transaction. Corporate actions that are restricted by this agreement include, among others, mergers; dispositions of all or a substantial part of the Acquired Business; and the acquisition by us, or issuance, of our capital stock. We also agreed to indemnify Heinz if it incurs taxes, or the Spin-off does not qualify as a tax-free reorganization, as a result of our actions.

Item 2.    Properties

As of May 2, 2004, we utilized 16 production facilities and 15 distribution centers in the United States, as well as 3 production facilities and 1 distribution center in foreign locations. We own our production facilities and we lease or own our distribution centers. We also have various warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Virtually all of our properties, whether owned or leased, are subject to liens or security interests. Our combined production facilities total approximately 7.1 million square feet of owned property and approximately 3.0 million square feet of leased property, while our distribution centers total approximately 2.7 million square feet of owned property and approximately 2.1 million square feet of leased property.

The following table lists our production facilities and distribution centers:

Location	Reportable Segment
Production Facilities
United States:
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Pittsburgh, PA	Consumer Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products
Foreign Locations:
Pago Pago, American Samoa	Consumer Products
Elmira, Ontario, Canada	Pet Products
Turmero, Venezuela	Consumer Products

Distribution Centers
United States:
Birmingham, AL	Consumer Products
Fontana, CA	Consumer Products and Pet Products
Stockton, CA	Consumer Products
Terminal Island, CA	Consumer Products and Pet Products
Jacksonville, FL	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products
Rochelle, IL	Consumer Products
Swedesboro, NJ	Consumer Products
Bloomsburg, PA	Pet Products
Pittsburgh, PA	Consumer Products
Pittsburgh, PA (Commonwealth)	Consumer Products
Grand Prairie, TX	Consumer Products and Pet Products
Dallas, TX	Consumer Products
McAllen, TX (Refrigerated)	Consumer Products
Clearfield, UT	Consumer Products
Foreign Locations:
Elmira, Ontario, Canada	Pet Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We own our primary research and development facilities in Walnut Creek, CA, Terminal Island, CA and Pittsburgh, PA. We also own an additional administrative facility in Pittsburgh, PA. During fiscal 2004, we committed to a lease arrangement for a new administrative office facility in Pittsburgh, PA. This administrative office facility is expected to be ready for occupancy in fiscal 2006.

We have non-operating production facilities in San Jose, CA and Stockton, CA. Our facilities in San Jose, CA; Elmira, Ontario, Canada; Birmingham, AL; Stockton, CA and Swedesboro NJ are currently held for sale. A parcel of our Stockton facility is currently in contract for sale and is scheduled to close by the end of the second quarter of fiscal 2005. Our Swedesboro, NJ distribution facility is currently in contract for sale and is scheduled to close by the end of the second quarter of fiscal 2005. We also are in contract to sell one of our San Jose facilities.

During fiscal 2004, we began implementing a plan designed to improve and consolidate our distribution network. This project is expected to significantly reduce the number of our distribution centers by fiscal 2006.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.    Legal Proceedings

We are a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001 pursuant to the Separation Agreement. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snacks Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted our motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 5, 2004, the Court of Appeals heard oral arguments on the appeal.

We assumed the defense of an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

The California Attorney General brought an action in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

We assumed the defense of an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the Merger Agreement.

The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleges that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. On September 11, 2003, the court granted, in part, our motion for summary judgment and dismissed two of plaintiff’s causes of action. The court denied our motion for summary judgment as to a cause of action for breach of contract, which is the only remaining cause of action. We believe that we have adequate insurance coverage to cover any material liability, fees and cost that we may incur with respect to this litigation. We dispute the plaintiff’s allegations.

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

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to our acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9 million. The power plant is operated by a third-party operator under contract with us. We expect to be indemnified by the third-party operator for a portion of any fines or penalties ultimately imposed. We dispute the allegations. We believe we have accrued adequate reserves to cover any material liability that may result from these proceedings.

An action was brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that we are responsible for personal injuries sustained as a result of an accident that occurred at our manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0 million. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability. We believe that we have adequate insurance coverage to cover any material compensatory damages that we may incur with respect to this litigation; punitive damages are generally not covered by insurance. We dispute the plaintiff’s allegations.

An action was brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming is seeking a total of $18.0 million in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleges it is entitled under various trade promotion programs. We previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to us. We believe we have accrued adequate reserves to cover any material liability and bad debt that may result from these proceedings. We dispute Fleming’s allegations. Fleming has filed a motion for summary judgment on part of our claim. We have filed a cross-motion for summary judgment on the same part of our claim.

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

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) and the Pacific Exchange under the symbol “DLM.” We expect to de-list from the Pacific Exchange in fiscal 2005 due to the negligible volume traded on that exchange.

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal 2004
First Quarter	$9.33	$7.75
Second Quarter	9.20	8.24
Third Quarter	10.85	8.90
Fourth Quarter	11.75	10.51
Fiscal 2003
First Quarter	$12.20	$8.52
Second Quarter	11.30	6.95
Third Quarter	9.18	7.38
Fourth Quarter	8.54	7.23

At April 30, 2004, the closing price per share for our common stock, as reported by the NYSE, was $11.06.

Dividend policy

We have not declared or paid a cash dividend on our common stock since our initial public offering in February 1999. Our current policy is to retain all available funds to finance the operation, develop and grow our business and repay debt. However, we may consider alternative uses of our cash flows from operations. Our credit agreements generally limit, subject to certain financial tests, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. Our credit agreements do permit, under certain circumstances and subject to certain financial tests, the incurrence of indebtedness by DMC and the payment of dividends to DMFC in an amount not exceeding the amount of that indebtedness. The payment of cash dividends in the future will depend upon our policy and will be subject to the satisfaction of certain financial tests as prescribed in our credit agreements. See Note 7 and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictive and Financial Covenants for a discussion of these restrictions.

Stockholders

As of June 30, 2004, we had 48,360 stockholders of record, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

The following table sets forth information on Del Monte’s equity compensation plans. All equity compensation plans have been approved by Del Monte stockholders.

	As of May 2, 2004
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Column (a)	Column (b)	Column (c)
Equity compensation plans approved by security holders	14,205,085	$8.31	9,480,510
Equity compensation plans not approved by security holders	—	—	—

Total	14,205,085	$8.31	9,480,510

Issuances of Unregistered Securities

On January 30, 2004 in consideration of Mr. William Price’s service as a director during the three-month period ended January 25, 2004, we issued 825 shares of DMFC common stock to TPG GenPar, L.P. On May 7, 2004 in consideration of Mr. William Price’s service as a director during the three-month period ended May 2, 2004, we issued 795 shares of DMFC common stock to TPG GenPar, L.P. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, and were issued under our 2002 Stock Incentive Plan, which has been approved by our stockholders. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

Item 6.    Selected Financial Data

The following tables set forth our selected historical combined financial data as of and for the periods indicated and reflect the results of operations of the Acquired Businesses while under the management of Heinz for the periods prior to December 20, 2002, and the results of the Acquired Businesses and fruit, vegetable and tomato businesses on a combined basis post December 20, 2002. The selected historical combined financial data for the fiscal year ended May 1, 2002 was derived from the audited combined balance sheet of the Acquired Businesses as of May 1, 2002 and the audited combined statement of operations of the Acquired Businesses for the fiscal year ended May 1, 2002, as audited by PricewaterhouseCoopers LLP. The selected historical combined financial data for the fiscal year ended April 27, 2003 was derived from the audited balance sheet of the Acquired Businesses and fruit, vegetable and tomato businesses on a combined basis following the Merger, as of April 27, 2003, and the audited combined statement of operations of the Acquired Businesses and fruit, vegetable and tomato businesses on a combined basis for the fiscal year ended April 27, 2003, as audited by KPMG LLP. The selected historical combined financial data for the fiscal year ended May 2, 2004 was derived from the audited balance sheet of the Acquired Businesses and fruit, vegetable and tomato businesses on a combined basis as of May 2, 2004, and the audited combined statement of operations of the Acquired Businesses and fruit, vegetable and tomato businesses on a combined basis for the fiscal year ended May 2, 2004, as audited by KPMG LLP. As a result of the need to classify certain assets as discontinued operations to conform with the fiscal 2004 presentation, the selected historical combined financial data as of and for each of the two fiscal years in the period ended May 2, 2001 are unaudited. Additionally, our financial statements for fiscal years 2001 and 2002 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company during these periods. The Acquired Businesses were not historically managed as a standalone entity but as part of the operations of Heinz. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data”. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2004	2003	2002	2001	2000
	(In millions, except share and per share data)
Statement of Income Data:
Net sales	$3,129.9	$2,092.3	$1,739.9	$1,760.7	$1,952.0
Cost of products sold	2,294.4	1,533.6	1,242.2	1,476.8	1,379.6
Selling, general and administrative expense	457.0	313.6	243.0	316.4	361.5

Operating income (loss)	378.5	245.1	254.7	(32.5)	210.9
Interest expense	129.0	45.3	—	—	—
Other expense (income)	(1.7)	4.4	(1.2)	4.6	6.5

Income (loss) from continuing operations before income taxes	251.2	195.4	255.9	(37.1)	204.4
Provision for income taxes	90.5	65.2	80.0	8.7	75.5

Income (loss) from continuing operations	160.7	130.2	175.9	(45.8)	128.9
Income from discontinued operations (net of taxes of $2.1, $2.4, $1.9, ($1.8) and $4.5, respectively)	3.9	3.3	4.1	9.6	7.6

Net income (loss)	$164.6	$133.5	$180.0	$(36.2)	$136.5

Diluted earnings (loss) per common share:
Continuing operations	$0.76	$0.74	$1.12	$(0.29)	$0.82
Discontinued operations	0.02	0.02	0.03	0.06	0.05

	$0.78	$0.76	$1.15	$(0.23)	$0.87

Weighted average number of diluted shares outstanding	211,212,242	176,494,577	156,951,113	156,921,228	156,981,391

	May 2, 2004	April 27, 2003	May 1, 2002	May 2, 2001	May 3, 2000
Balance Sheet Data:
Total assets	$3,459.7	$3,544.9	$1,835.3	$1,904.4	$2,324.6
Long-term debt	1,369.5	1,635.3	—	—	—
Parent company investment	—	—	1,592.6	1,593.4	2,017.8
Stockholders' equity	1,128.9	949.4	—	—	—

	Fiscal Year
	2004	2003	2002	2001	2000
	(In millions)
Cash flow data:
Cash flows provided by operating activities	$273.0	$490.9	$194.2	$272.0	$243.3
Cash flows provided by (used in) investing activities	(1.2)	(173.5)	(19.7)	109.1	(27.3)
Cash flows used in financing activities	(283.0)	(285.2)	(180.8)	(388.2)	(209.0)
Capital expenditures	82.7	195.8	19.0	50.9	56.8

(a)	The fiscal 2004 and 2003 financial results include the operations of the Del Monte Brands business after December 20, 2002. The financial results for fiscal 2002, 2001, and 2000 include substantial restructuring and implementation costs. For a more detailed explanation of prior year restructuring initiatives, see Note 10. Employee Severance and Restructuring Costs in the notes to the consolidated financial statements for fiscal 2004.
(b)	The financial results prior to December 20, 2002 include no debt or interest expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of our Company during the three-year period ended May 2, 2004. This discussion should be read in conjunction with the consolidated financial statements of our Company for the three-year period ended May 2, 2004 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year’s presentation, including the classification of certain assets as discontinued operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1. Business—“Factors That May Affect Our Future Results and Stock Price.”

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce.

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to a separation agreement between Heinz and SKF Foods, Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and an Agreement and Plan of Merger (the “Merger”), among Del Monte Foods Company (“DMFC”), SKF, and Del Monte Corporation, a wholly-owned direct subsidiary of DMFC (“pre-Merger DMC”). See Note 1 of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of this acquisition.

Executive Overview

Fiscal 2004 was a year of substantial progress for our Company. We achieved net sales of $3,129.9 million, operating income of $378.5 million, and net income of $164.6 million, reflecting the substantial increase in the size of our Company following the December 20, 2002 acquisition of various businesses from Heinz. Integrating the businesses we acquired was a key objective in fiscal 2004. With the implementation of several key integration initiatives, we substantially completed the integration in fiscal 2004. Our remaining integration initiatives, such as the continued consolidation of our distribution network, are expected to proceed throughout fiscal 2005 and into fiscal 2006. In fiscal 2004, we accomplished certain key objectives to refocus the Acquired Businesses and to manage the combined businesses jointly. We also implemented a number of restructuring initiatives designed to improve our operating cost structure and to capture synergies as a result of the Merger. One of these restructuring initiatives related to our strategic decision to sell the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. The sale of these assets and related inventory, combined with our cash flow from operations, enabled us to make $276.2 million of principal payments on our long-term debt during fiscal 2004. In summary, we believe that the strategic benefits originally identified at the time of the Merger are now being substantially achieved and provide a solid foundation for growing our Company in future years.

Strategic Objectives.    Our strategic objectives for fiscal 2004 included: (1) integration, restructuring and managing our costs; (2) expansion in growth categories; (3) strengthening our base products; and (4) using our cash flows for debt reduction.

Integration, Restructuring and Managing Our Costs.    A key strategic objective in fiscal 2004 was the integration of the businesses acquired in December 2002 from Heinz. This objective required focus across our Company.

In fiscal 2004, we executed on several integration-related initiatives. The primary initial objective was to develop a unified team focused on common goals and objectives, working together to deliver results. We also realigned our organization to reduce costs and improve efficiency and responsiveness to our customers and consumers. We believe the progress made with the new Company’s organization and strengthened capabilities will enable our Company to drive enhanced performance and to realize synergies created from the newly combined entity. Major accomplishments included:

•	the combining and centralization of several business functions;

•	the consolidation of our retail grocery broker network into one organization;

•	the substantial completion of our information technology (“IT”) platform conversion in our most critical areas; and

•	the expansion of our Mendota, IL facility to incorporate soup production.

Through our integration assessments we determined that the products sold under the IVD, Medi-Cal and Techni-Cal brands, which were acquired from Heinz, were not a good strategic fit for our Pet Products business. In April 2004, we completed the sale of our rights in the IVD and Medi-Cal brands, as well as our rights in the Techni-Cal brand in the United States and Canada, and related inventories for $82.5 million. In addition, we are actively marketing for sale the primary production facility for these products, located in Elmira, Canada. The results of operations and cash flows related to these discontinued assets for the current and comparative periods were separated from our continuing operations and presented as discontinued operations. See Note 3 of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of discontinued operations.

Disciplined cost management is fundamental to our daily business, from general and administrative to operations. One of the principal goals of our capital budget spending is to improve our operating cost structure. During fiscal 2004, we instituted a number of restructuring initiatives designed to capture the potential synergies from our acquisition of certain Heinz businesses.

During fiscal 2004, we incurred costs of $44.5 million related to integration-related initiatives, and in fiscal 2005, we anticipate spending approximately $20 million on integration-related initiatives.

We are implementing a plan designed to improve and consolidate our distribution network. This project, currently scheduled for completion in fiscal 2006, is expected to result in significant cost savings and enhance our ability to service our customers by consolidating shipments of almost all our products. We expect that this project will significantly reduce the number of our distribution centers by fiscal 2006.

Through our integration assessments, we determined we could streamline our organization and reduce costs by combining and centralizing several business functions through organizational realignment. This organizational realignment was defined and implemented during fiscal 2004. It resulted in the consolidation of a large number of IT and transactional back-office functions into our Pittsburgh, Pennsylvania facility. During fiscal 2005 and fiscal 2006, we also plan to migrate to common trade-spending management and supply-chain planning platforms and processes. We continue to evaluate our organizational structure seeking to identify additional areas for improved efficiencies.

Expansion in Growth Categories.    From time to time, we identify certain categories that are growing faster than the overall packaged food industry or categories in which we are underdeveloped, and generally have higher margins than our products taken as a whole. Correspondingly, we believe these categories represent a substantial growth opportunity within our product portfolio. We have identified these categories or sub-categories as:

•	Premium fruit (plastic, glass and single-serve);

•	Diced tomatoes;

•	Tuna pouch;

•	Private label soup;

•	Broth;

•	Dry pet food; and

•	Pet snacks.

Our objective is to build on the strength of our current products in these categories and to grow through introduction of innovative new products, product relaunches and increased marketing efforts. These efforts contributed to our growth in these categories in fiscal 2004. In our premium fruit products, we completed the national launch of our Fruit Naturals line, while seeing continued benefits from fiscal 2003 product and packaging improvements made to our single-serve fruit line. We extended our diced tomato product line during fiscal 2004. We also announced the national introduction of StarKist Tuna Creations, a new product line of lightly marinated tuna, and continued our marketing focus on our tuna pouch product line. We continued to make significant investments in our soup products, primarily by shifting our focus from condensed to ready-to-serve product lines. Finally, our pet product portfolio benefited from our fiscal 2004 introduction of Kibbles ‘n Bits HomeStyle dry dog food; Pounce Caribbean Catch cat snack; and Pup-Peroni Nawsomes! Minis, Scooby Far Out Snacks and Meaty Bone Chew-Lotta dog snacks. We also experienced strong growth in 9Lives dry cat food, soft and chewy snacks and strategic private label business that added successful new introductions in dog and cat dry pet products.

Looking forward, we have developed strategies designed to continue to develop our products in these growth categories. We intend to expand through the introduction of innovative products and packaging and line extensions. During fiscal 2005, we plan to continue expanding our tuna pouch product line. In soup products, we intend to continue our marketing shift from traditional condensed products towards higher growth ready-to-serve type products. Our branded pet products are expected to benefit from the numerous new product introductions in fiscal 2004, a significant number of which occurred during the fourth quarter. We will continue to develop and market new innovative products and line extensions focused on taste-based, nutritional qualities.

Strengthening our Base Products.    Our base products are critical to the success of our business. They generate substantial earnings and cash flow and form the core of our customer relationships. These products do not compete in growth categories, but they generally are in healthy and stable markets. Our strategy is to maintain the health and profitability of each of these products, which compete in the following categories or sub-categories:

•	Vegetables;

•	All tomatoes other than diced tomatoes;

•	All fruit other than premium fruit;

•	Infant feeding;

•	Canned tuna; and

•	Wet pet food.

We intend to introduce new items where potential exists and develop new innovative approaches to enhance our competitive position. Our base products continue to be important to us since they historically have been a significant driver of earnings and cash flow. In fiscal 2004, we introduced two new value-added products in our vegetable line, Del Monte Savory Sides and Casserole Bakes. We also re-launched our infant feeding product line, Nature’s Goodness, under the Del Monte brand name. This re-launch occurred through an integrated marketing plan, which included a complete line of infant feeding products, such as cereals, jarred foods for every phase of development, juices and toddler favorites. We strengthened our 9Lives wet cat food by improving product quality and upgrading packaging. We also extended our Kibbles ‘n Bits product line with a wet dog food formulation.

Looking forward, we intend to continue to make investments to maintain or enhance our base products. In the Del Monte Brands operating segment, we anticipate that vegetable, fruit and infant feeding products introduced or relaunched in fiscal 2004 will have a positive financial impact in fiscal 2005. This will be supplemented by our continued investments in new products, new packaging and line extensions during fiscal 2005. We will also continue to support channels such as supercenters, clubs and non-traditional food stores as consumer purchasing patterns continue to shift beyond traditional grocery stores. In Pet Products, we intend to continue to focus on increasing our strong brand equities in Kibbles ‘n Bits and 9Lives brands, leveraging our media spending across both dry and wet pet food categories.

Using our Cash Flows for Debt Reduction.    Our strategic focus in fiscal 2004 also included significant long-term debt principal prepayments. We believe this strategy improves our financial ratios, decreases interest expense and, increases our financial flexibility. We made total principal payments of $276.2 million during fiscal 2004, bringing our long-term debt balance (including the current portion) to $1,375.8 million at May 2, 2004. The sources of funds used to repay our debt included a combination of earnings and net cash proceeds from the sale of assets.

Looking forward, our increased financial flexibility achieved through this strategic objective may enable us to consider acquisition opportunities, payment of dividends and/or common stock buyback plans.

Economic Factors

During fiscal 2004, we experienced higher ingredient and commodity prices, primarily in our Pet Products reportable segment. Effective March 2004, we followed an industry-wide price increase in these product lines to partially mitigate these cost increases.

In fiscal 2005, we anticipate that increases in ingredient and commodity prices, along with increases in the price of steel used in our cans, will impact our costs. We also anticipate that higher natural gas costs will impact our plant operation costs and that higher fuel costs will impact our transportation costs. The contract prices for future contracts used in our commodities hedging program, which cover a portion of our price risk over the next twelve to thirteen months, have increased significantly. This significant increase has caused us to make a strategic decision to hedge a smaller portion of our exposure than we historically have. In fiscal 2005, we plan to offset some of these increases through a combination of synergies gained through our integration-related initiatives, efficiency projects and other overhead cost reductions. We also announced strategic price increases during fiscal 2005 to partially address the adverse impact of these upward cost pressures. These price increases are not expected to cover the full impact of these projected higher costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate our estimates, including those related to trade promotions, coupon redemption, retirement benefits, valuation of brands and goodwill, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated at the time of each new issuance of stock compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 2 to our consolidated financial statements for fiscal 2004. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. During fiscal 2004, our evaluations resulted in a net reduction to the trade promotion liability and increases in net sales of approximately $7.2 million. This adjustment represented less than 2% of our fiscal 2004 trade promotion expense.

Coupon Redemption

We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. We rely on independent coupon redemption clearing houses to determine the amount to initially accrue for each coupon offering. The initial estimates made by the independent clearinghouses are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our estimated redemption rates vary from our actual redemption rates. During fiscal 2004, we experienced no significant adjustments to our estimates.

Retirement Benefits

We sponsor non-contributory defined benefit pension plans, defined contribution plans, multi-employer plans and certain other unfunded retirement benefit plans for our eligible employees. The amount of defined benefit pension plan benefits (“pension”) eligible retirees receive is determined based on their earnings and age. Retirees may also be eligible for medical, dental and life insurance benefits (“other benefits”) if they meet certain age and service requirements at retirement. Generally, other benefit costs are subject to plan maximums, such that the Company and retiree both share in the cost of these benefits.

Our Assumptions.    We utilize independent third party actuaries to calculate the expense and liabilities related to the pension and other benefits. Pension or other benefits, which are expected to be paid, are expensed over the employees’ expected service period. The actuaries measure our annual pension and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

•	The discount rate used to determine projected benefit obligation (pension benefits and other benefits);

•	The expected long-term rate of return on assets (pension benefits);

•	The rate of increase in compensation levels (pension benefits); and

•	Other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. The assumptions, the plan assets and the plan obligations are used to measure our annual pension expense and other benefits expense, determined as of the end of fiscal 2004 (the “measurement date”). Since the pension and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. This rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. The long-term rate of return on pension plan assets is based on our historical experience, our pension plan investment guidelines and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

The following table presents the weighted-average assumptions for our pension and other benefit expense:

	2004	2003
Pension Benefits
Discount rate used in determining projected benefit obligation	6.25%	6.25%
Rate of increase in compensation levels	4.94%	4.94%
Long-term rate of return on assets	8.75%	8.97%
Other Benefits
Discount rate used in determining projected benefit obligation	6.25%	6.25%

For measurement purposes, an 11.6% and 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2004 and fiscal 2003, respectively. The rate of increase is assumed to decline to 5.0% over then next seven years and remain at that level thereafter. For the health care maintenance organization plans, a 15.0% and 17.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004 and fiscal 2003, respectively. The rate of increase is assumed to decline to 5.0% over the next nine years and remain at that level thereafter.

Sensitivity of Assumptions.    If we assumed a 100 basis point change in the following assumptions, our fiscal 2004 projected benefit obligation and expense would increase (decrease) by the following amounts (In millions):

	100 Basis Point
	Increase	Decrease
Pension Benefits
Discount rate used in determining projected benefit obligation	$(34.1)	$39.8
Discount rate used in determining net pension expense	(0.5)	0.4
Long-term rate of return on assets used in determining net pension expense	(2.6)	2.6
Other Benefits
Discount rate used in determining projected benefit obligation	(17.2)	21.1

An increase in the assumed health care cost trend by 100 basis points in each year would increase the postretirement benefit obligation as of May 2, 2004 by $19.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.4 million. A decrease in the assumed health care cost trend by 100 basis points would decrease the postretirement benefit obligation as of May 2, 2004 by $15.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.0 million.

Future Expense.    Our fiscal 2005 pension expense is currently estimated to be approximately $6 million and other benefits expense is estimated to be approximately $11 million. These estimates incorporate our 2004 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Valuation of Brands and Goodwill

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, only those that have been purchased have a carrying value on our balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our acquired brand names and determined that some have useful lives that range from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated useful lives. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually to ensure that projected future cash flows continue to exceed the asset carrying value. Non-Amortizing Brands are considered impaired if the carrying value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Annually, we engage third party valuation experts to assist in this process.

Considerable management judgment is necessary in estimating future cash flows, market interest rates and discount factors, including the operating and macroeconomic factors that may affect them. We use historical financial information and internal plans and projections in making such estimates.

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during the fiscal years presented. At May 2, 2004, we had $770.9 million in goodwill and $525.3 million of Non-Amortizing Brands. The Pet Products segment has 72% of the goodwill and the Consumer Products segment has 83% of the Non-Amortizing Brands, with the Del Monte brand itself comprising 69% of the total. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of our employees with those of our stockholders is through employee stock-based incentives. The stock-based incentives we have issued to employees are stock options, restricted stock units (“RSUs”) and performance accelerated restricted stock units (“PARS”). A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the options that we grant, the employee’s exercise price is equivalent to our stock price on the date of the grant. Typically, our employees vest in option grants in equal annual installments over a four or five year period. Our stock options generally have a ten-year term until expiration. Employees benefit from vested stock options to the extent our stock price appreciates above the exercise price before expiration of the grant. RSUs and PARS are rights to own shares of our common stock and do not require the employee to pay an exercise price. RSUs and PARS typically vest after five years of service; however, PARS may vest in as little as three years if certain stock performance measures are achieved.

Fair Value Method of Accounting.    During fiscal years prior to 2004, we accounted for our employee stock options using the intrinsic value method. This method measures stock option expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We did not recognize any stock option expense under this method because we granted our stock options at the then current market price of the stock.

Effective at the beginning of fiscal 2004, we voluntarily adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock-based compensation. We elected the prospective method of transition as described in FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under this method, all future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on fair value at the time the stock-based compensation is granted.

The fair value of stock options granted during fiscal 2004 was $14.1 million, of which $2.3 million was recognized as compensation expense. During fiscal 2005, we expect to recognize approximately $3.5 million of compensation expense related to 2004 stock option grants. We also expect to recognize additional compensation expense for a portion of the fair value of stock options granted during fiscal 2005. Assuming future stock option grants vest over a four-year period, the layering of compensation expense resulting from the prospective method of transition of the fair value provisions of SFAS 123 will take four years.

Our Assumptions.    Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any.

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for the 2004 grants and for comparative purposes the assumptions that would have been used in prior fiscal years:

	2004	2003	2002
Weighted average exercise price	$8.86	$7.44	$9.56
Risk-free interest rate	3.7%	3.5%	4.5%
Expected stock volatility	34.8%	36.4%	36.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	7.0	7.0	7.0
Weighted average option value	$3.88	$3.32	$3.43

The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over the last several years. We have not historically paid a dividend.

Sensitivity of Assumptions1.    If we assumed a 100 basis point change in the following assumptions, the value of a newly granted hypothetical stock option would increase/(decrease) by the following percentages:

	100 Basis Point
	Increase	Decrease
Risk-free interest rate	5.0%	(5.1%)
Expected stock volatility	1.7%	(1.8%)
Dividend yield	(11.6%)	N/A

[1]	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 30, 2004, expected life of 7 years, risk-free interest rate equal to the April 30, 2004 rate for Treasury constant maturity bonds, average stock volatility used during fiscal 2004, and expected dividend yield of 0%.

If we had assumed the expected life was one year longer, the value of a hypothetical stock option would have been 7.8% higher. If we assumed the expected life was one year shorter, the value of a hypothetical stock option would have been 8.8% lower.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2004, we experienced no significant adjustments to our estimates.

Results of Operations

Factors Affecting Comparability of Results

The primary factor that affects the comparability of our results of operations relates to the Merger, which was accounted for as a reverse acquisition on December 20, 2002. As a result, the historical financial statements of the Acquired Businesses became our historical financial statements upon completion of the Merger. Accordingly, the results of operations of our fruit, vegetable and tomato businesses were not reflected in the results of operations prior to December 20, 2002.

In addition, another factor affecting comparability relates to our fiscal year, which ends on the Sunday closest to April 30. Every five or six fiscal years, depending on leap years, our fiscal year has 53-weeks. Fiscal 2004 had 53-weeks, while fiscal 2003 and fiscal 2002 each had 52-weeks.

Fiscal 2004 vs. Fiscal 2003

	Net Sales Fiscal 2004	% Change from Fiscal 2003	Operating Income Fiscal 2004	% Change from Fiscal 2003
	(In millions, except percentages)
Segment
Consumer Products	$2,340.6	75.5%	$252.9	126.2%
Pet Products	789.3	4.1%	159.7	8.1%
Corporate	—	—	(34.1)	135.2%

Total	$3,129.9	49.6%	$378.5	54.4%

Net sales

Net sales increased by $1,037.6 million, or 49.6%, in fiscal 2004 compared to fiscal 2003. The increase was primarily due to $955.9 million in additional net sales related to our fruit, vegetable and tomato businesses for a full twelve months in fiscal 2004 compared to the approximate four-month post-Merger period in fiscal 2003.

Net sales in our Consumer Products reportable segment increased by $1,006.8 million, or 75.5%, in fiscal 2004 compared to fiscal 2003. This increase primarily related to including $1,450.4 million in net sales from our fruit, vegetable and tomato businesses in fiscal 2004, compared to $494.5 million in fiscal 2003. Also contributing was our StarKist Brands operating segment’s increase in net sales of $44.0 million, or 6.1%, in fiscal 2004 compared to fiscal 2003. This increase was primarily from continued sales growth in our tuna pouch products, driven by market share gains related to our StarKist Tuna Creations introduction, inclusion of the additional week in fiscal 2004, strong Lenten sales and shipments in anticipation of May merchandising events.

Net sales in our Pet Products reportable segment increased $30.8 million, or 4.1%, in fiscal 2004 compared to fiscal 2003. This increase was primarily from Kibbles ‘n Bits dog food and growth in pet snacks. Our Kibbles ‘n Bits branded products realized strong growth behind our Kibbles ‘n Bits HomeStyle product introduction, the launch of Kibbles ‘n Bits canned dog food, and media support behind new advertising. Increases were also achieved in our dog snack volumes, particularly in our Pup-Peroni, Jerky Treats, and Canine Carry-Outs brands, realized through enhanced consumer marketing and distribution gains. Partially offsetting our increase was the continued volume reduction in non-core products, including the planned exit of certain private label businesses.

Cost of products sold

Cost of products sold increased by $760.8 million, or 49.6%, in fiscal 2004 compared to fiscal 2003. This increase was primarily a result of including $1,106.8 million in cost of goods sold from our fruit, vegetable and tomato businesses in fiscal 2004, compared to $398.1 million in fiscal 2003. During fiscal 2004, our StarKist Brands operating segment experienced an increase of $22.1 million in cost of products sold, caused primarily by sales volume increases. These increases in our StarKist Brands operating segment were partially offset by operational cost savings driven primarily by our pouch product cost reductions related to elimination of customs duty, pricing reductions on film, formula improvements and raw material sourcing. In fiscal 2004 and fiscal 2003, cost of products sold included expenses for integration, restructuring and merger-related items totaling $13.1 million and $30.4 million, respectively. Additionally $25.5 million of inventory step-up charges resulting from the Merger, which occurred in fiscal 2003, were not repeated in fiscal 2004. Cost of products sold in our Pet Products reportable segment experienced an increase of $24.1 million in fiscal 2004. This increase was driven by higher volume, labor and health care rates, ingredient and packaging costs, primarily related to increases in proteins, soybean meal, fat/oils, meats, and steel prices.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $143.4 million, or 45.7%, during fiscal 2004 compared to fiscal 2003. This increase was primarily due to the inclusion of $191.7 million in SG&A from our fruit, vegetable and tomato businesses in fiscal 2004 compared to $74.4 million in fiscal 2003. Higher SG&A expenses were also caused by use of actual costs in fiscal 2004 rather than allocated costs. Prior to the Merger, Heinz allocated costs for shared-service functions across several Heinz businesses based on their revenue. Expense allocations for shared-service functions include warehousing costs, variable and fixed selling expenses and general and administrative costs such as information systems support, human resources, finance and accounting. Actual costs incurred in fiscal 2004 for shared-service functions were higher than Heinz allocated costs during the pre-Merger period in fiscal 2003, thus contributing to the overall increase in SG&A expenses in fiscal 2004. In fiscal 2004 and fiscal 2003, SG&A included expenses for integration, restructuring and merger-related items totaling $31.4 million and $28.9 million, respectively.

Operating income

Operating income increased by $133.4 million, or 54.4%, during fiscal 2004 compared to fiscal 2003, primarily due to the additional operating income from the fruit, vegetable and tomato businesses for a full twelve months in fiscal 2004 compared to the approximate four-month post-Merger period in fiscal 2003.

Our Consumer Products reportable segment’s operating income grew by $141.1 million, or 126.2%, during fiscal 2004, compared to fiscal 2003. This increase was primarily attributable to the addition of $129.9 million from our Del Monte Brands operating segment’s fruit, vegetable and tomato businesses. Our StarKist Brands operating segment experienced an $8.0 million, or 11.8%, increase in operating income over fiscal 2003. This increase was driven by strong volume and lower marketing spending and was offset by higher overhead costs.

Our Pet Products reportable segment’s operating income increased by $11.9 million, or 8.1%, during fiscal 2004 compared to fiscal 2003. Favorable volume and product mix, particularly from our Kibbles ‘n Bits dog food and pet snacks businesses, were the primary drivers for this increase. These increases were partially offset by increased ingredient, packaging, labor and health care costs and higher comparable overhead.

Provision for income taxes

The provision for income taxes from continuing operations increased by $25.3 million in fiscal 2004, primarily as a result of an increase in pre-tax income.

The effective tax rate for continuing operations for fiscal 2004 was 36.0% compared to 33.4% for fiscal 2003, primarily due to the increase in state tax and the absence of favorable prior year tax return adjustments which impacted fiscal 2003 along with a greater portion of pre-tax income being taxed in higher tax rate jurisdictions. We expect our effective tax rate to continue to increase during fiscal 2005, primarily due to lower state tax credits and the expensing of stock options.

Net Income

Net income was $164.6 million and $133.5 million in fiscal years 2004 and 2003, respectively. Net income for fiscal 2004 increased by $31.1 million, or 23.3%. Net income for fiscal 2004 included $129.0 million of interest expense, which was an increase of $83.7 million compared to fiscal 2003. Our interest expense is primarily related to the debt incurred in the Merger and was only accrued during fiscal 2003 after December 20, 2002.

Fiscal 2003 vs. Fiscal 2002

	Net Sales Fiscal 2003	% Change from Fiscal 2002	Operating Income Fiscal 2003	% Change from Fiscal 2002
	(In millions, except percentages)
Segment
Consumer Products	$1,333.8	51.3%	$111.8	(4.3%)
Pet Products	758.5	(11.6%)	147.8	(1.3%)
Corporate	—	—	(14.5)	21.8%

Total	$2,092.3	20.3%	$245.1	(3.8%)

Net sales

Net sales for fiscal 2003 increased $352.4 million, or 20.3%, over fiscal 2002. The increase was primarily a result of the addition of the fruit, vegetable and tomato businesses on December 20, 2002, which generated $494.5 million of product sales during the approximate four-month post-Merger period. This increase was partially offset by a $142.1 million, or 8.2%, decrease in net sales for the Acquired Businesses, primarily due to lower sales volumes of private label pet products, wet cat food and non-core pet food. In addition, sales of infant feeding products and canned tuna declined.

Net sales in our Consumer Products reportable segment increased $452.1 million, or 51.3%, in fiscal 2003 compared to fiscal 2002, primarily as a result of the addition of the fruit, vegetable and tomato businesses, which generated $494.5 million of product sales. This increase was offset by lower tuna sales during fiscal 2003 primarily due to volume decreases in canned tuna, non-pouch lunch kits, and sales to Heinz affiliates, as well as higher trade promotion spending. Fiscal 2003 tuna performance was negatively impacted by our decision not to meet competitors’ price decreases, which slightly eroded market share and reduced volume in the fourth quarter of fiscal 2003. Canned tuna sales decreases were partially offset by an increase in sales volume and market share of our tuna pouch products. This increase was also offset by volume declines in our Nature’s Goodness infant feeding products caused by distribution losses from strong competitive activity and a May 2002 price increase that caused market share declines. The declines in infant feeding were partially offset by revenue growth from sales volume increases in the private label soup business driven by increased distribution.

Net sales in our Pet Products reportable segment decreased $99.7 million, or 11.6%, in fiscal 2003, compared to fiscal 2002. The decline was primarily due to planned volume reductions in private label products and non-core brands. Our May 2002 wet cat food price increase caused market share losses and decreases in volume. Year-over-year comparisons were also adversely impacted by fiscal 2002 year-end promotional activity that was not repeated at the end of fiscal 2003. In addition, our customers had been reducing inventory levels at their distribution centers. These volume declines were partially offset by the launch of the Snausages Scooby Snacks product, which captured 4.6% of the market share of biscuit pet snacks, combined with market share and consumption growth of Kibbles ‘n Bits brand, and private label snacks.

Cost of products sold

During fiscal 2003, the cost of products sold increased by $291.4 million, or 23.5%, in fiscal 2003 compared to fiscal 2002. Costs related to the sale of fruit, vegetable, and tomato products for the four-month post-Merger period were $398.1 million, including $25.5 million of inventory step-up charges as a result of recording these inventories at fair value on the date of the Merger. The cost of products sold for our other businesses declined by $106.7 million, or 8.6%, in fiscal 2003, primarily due to decreased sales volumes, decreased tuna costs, and manufacturing efficiencies. The cost of products sold during fiscal 2002 included a $4.7 million gain on the sale of assets and $22.3 million of amortization expense for intangible assets no longer subject to amortization in fiscal 2003.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased $70.6 million, or 29.1%, during fiscal 2003 compared to fiscal 2002, of which $74.4 million was attributable to the addition of the fruit, vegetable, and tomato businesses in December 2002. SG&A expenses for our other businesses was relatively flat when compared to fiscal 2002. On April 1, 2003, one of our top ten customers, Fleming, declared bankruptcy. We established a reserve of $5.6 million for our net balance sheet exposure to Fleming, which is reflected in our fiscal 2003 SG&A expense.

Operating income

Operating income decreased $9.6 million, or 3.8%, during fiscal 2003 compared to fiscal 2002, primarily due to the decline in income from our infant feeding and tuna products, partially offset by additional income from the fruit, vegetable and tomato businesses.

The Consumer Products reportable segment’s operating income declined by $5.0 million, or 4.3%, during fiscal 2003 compared to fiscal 2002. This decline was led by decreases in our infant feeding volume along with higher delivery and warehousing costs. Declines also included decreases in our canned tuna sales volume and increased trade adjustments. These declines were partially offset by the addition of $22.0 million from the fruit, vegetable, and tomato businesses along with increased margins, manufacturing cost savings, increased profitability of our value-added tuna pouch and growth in our private label soup volume.

The Pet Products reportable segment’s operating income declined by $2.0 million, or 1.3%, during fiscal 2003, compared to fiscal 2002, with sales volume reductions offset by increased profitability on core product lines. This included a $3.0 million reserve established for legal settlements.

Provision for income taxes

The provision for income taxes from continuing operations decreased by $14.8 million in fiscal 2003, primarily resulting from lower pre-tax earnings. In addition, the effective tax rate for fiscal 2003 was 33.4% compared to 31.3% for fiscal 2002. The fiscal 2003 provision for income taxes included a $5.9 million charge to bring deferred taxes to the combined statutory rates projected for the Company as of April 27, 2003, resulting in an increase in the overall effective tax rate.

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

Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Our most significant cash needs relate to this inventory production. In addition, our cash is used for the payment of interest on our primary debt obligations (i.e. our term loan and senior subordinated notes), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2004, based on seasonal liquidity needs. Such peak usage, which includes outstanding letters of credit, is anticipated to be substantially higher in fiscal 2005 than fiscal 2004 and could approach the total revolving credit facility commitment. Our current intention is to utilize cash flows from operations to continue making significant long-term debt principal payments in fiscal 2005. However, we may consider alternative uses of our cash flows from operations, including acquisition opportunities, payment of dividends and/or common stock buyback plans.

Notes

On December 20, 2002, in connection with the Spin-off and Merger, SKF (now named “Del Monte Corporation” or “DMC”) issued $450.0 million ($300.0 million of which was issued directly to Heinz in connection with the Spin-off and was subsequently sold by Heinz) of 8.625% senior subordinated notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Del Monte Foods Company and certain subsidiaries of DMC guaranteed DMC’s obligations under the 2012 Notes. We have the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. We filed an S-4 registration statement on August 11, 2003 pursuant to which the 2012 Notes were exchanged for substantially identical registered notes (the “Exchange Offer”). Pursuant to the terms of a registration rights agreement we entered into for the benefit of the holders of the 2012 Notes, because the Exchange Offer was not consummated prior to July 31, 2003 the annual interest rate on the 2012 Notes was increased by 0.5%, with such increase effective until such consummation. The Exchange Offer was consummated on December 17, 2003. For the period from July 31, 2003 through December 17, 2003, the 0.5% increase in interest resulted in $0.8 million of additional interest expense. All of the holders of the originally issued 2012 Notes exchanged such notes for new registered notes pursuant to the Exchange Offer.

On May 15, 2001, pre-Merger DMC sold $300.0 million of 9.25% senior subordinated notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. We have the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, DMC assumed the 2011 Notes obligations without limitation and DMFC and certain subsidiaries of DMC guaranteed DMC’s obligations under the 2011 Notes. On the date of the Merger, the 2011 Notes were recorded on our consolidated financial statements at their fair market value, or $312.0 million. During fiscal 2004, $1.4 million of the recorded premium was amortized through earnings as a reduction to interest expense. The remaining premium will be amortized over the life of the 2011 Notes at $1.4 million per year. The remaining balance on our consolidated financial statements of the 2011 Notes at May 2, 2004 is $310.1 million, comprised of $300.0 million in principal and $10.1 million in unamortized premium.

Revolving Credit Facility

On December 20, 2002, in connection with the Merger, DMC established a $300.0 million six-year floating rate revolving credit facility (the “Revolver”) as part of its senior credit facility with several lenders. To maintain availability of funds under the Revolver, we pay a 0.50% commitment fee on the unused portion of the Revolver. An amendment, effective January 30, 2004, reduced our then effective credit spread on the Revolver to 2.50% over LIBOR. The Revolver credit spread is subject to increase or decrease based upon grid pricing determined by our total debt ratio as defined in the senior credit facility. We use the Revolver to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of Del Monte Brands operating segment’s inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver does fluctuate significantly during the year. As of May 2, 2004, our net availability under the Revolver, reflecting $51.7 million of outstanding letters of credit, was $248.3 million. We had no outstanding borrowings under the Revolver at the end of fiscal 2004 or fiscal 2003.

Term Loan Obligations

The following table presents activity related to our term loan obligations from the date of initial borrowing through the end of fiscal 2004:

	Term A	Term B ($)	Term B (€)	Total
	($ in millions)
Fiscal 2003
December 20, 2002	$195.0	$705.0	$45.0	$945.0
Scheduled principal payments	—	(1.8)	(0.1)	(1.9)
Unscheduled prepayments	(26.6)	(37.5)	(1.0)	(65.1)
Exchange rate increase	—	—	3.6	3.6

2003 Ending Balance	$168.4	$665.7	$47.5	$881.6

Fiscal 2004
Scheduled principal payments	$—	$(6.7)	$(0.4)	$(7.1)
Exchange rate increase	—	—	6.6	6.6
January 30, 2004 amendment	(168.4)	222.1	(53.7)	—
Unscheduled prepayments	—	(269.0)	—	(269.0)

2004 Ending Balance	$—	$612.1	$—	$612.1

On December 20, 2002, in connection with the Spin-off and Merger, DMC borrowed $945.0 million under a six-year floating rate loan (“Term A”) and an eight-year floating rate loan (“Term B”), which was denominated in both U.S. Dollars and Euros. Each of the Term A and Term B loans was made pursuant to the terms of our senior credit facility. During fiscal 2003, we made scheduled principal payments and optional, unscheduled principal prepayments on the Term A and Term B loans totaling $67.0 million.

On January 30, 2004, we completed an amendment of our senior credit facility, which, among other things, reduced and fixed the credit spread for the Term B loan at 2.25% over LIBOR. Under the amendment, we repaid our outstanding term loans and borrowed new U.S. Dollar-denominated Term B funds. The amendment also contained provisions to enhance our financial flexibility, including, among other things, the elimination of prepayment premiums. The then-outstanding Term A and Euro denominated Term B were repaid through a corresponding increase in the U.S. Dollar denominated Term B. The Term B totaled $882.8 million upon completion of the amendment. For the $57.4 million of loans that were deemed for accounting purposes repaid and replaced by new loans as a result of the amendment, we paid $0.6 million in prepayment premiums and deferred $0.1 million of debt issuance costs. For the remaining $825.4 million of loans that were deemed for accounting purposes to be amended, we deferred $6.6 million of fees paid to the lenders and expensed $1.8 million of fees paid to third parties.

During fiscal 2004, we made $7.1 million in scheduled payments and $269.0 million in prepayments of Term B principal, bringing the outstanding Term B balance to $612.1 million. On May 2, 2004, the interest rate payable on the Term B loan was 3.41%. The interest rates payable on the Term A, the U.S. Dollar denominated Term B and the Euro denominated Term B were 4.82%, 5.06% and 6.30%, respectively, on April 27, 2003.

From December 20, 2002 through January 30, 2004, the Euro strengthened considerably against the U.S. Dollar (1.03 to 1.25 Dollars per Euro). During that period, a portion of the Term B loan was denominated and payable in Euros. The change in exchange rates resulted in an increase in the U.S. Dollar equivalent of the obligation and a $6.6 million and $3.6 million foreign currency loss recognized in other expense during fiscal 2004 and fiscal 2003, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risks” for an explanation of the U.S. Dollar/Euro currency swap entered into on January 24, 2003 in relation to the Euro denominated debt.

At May 2, 2004, scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (In millions):

2005	$6.3
2006	6.3
2007	6.3
2008	6.3
2009	6.3

Additionally, within 95 days following the end of each fiscal year beginning with fiscal 2004, we are required to make a mandatory prepayment of our Term Loan equal to 50% of “excess cash flow,” for such fiscal year, as such term is defined in our senior credit facilities. In light of payments already made during fiscal 2004, we believe that we do not have any material amounts payable in fiscal 2005 on account of such “excess cash flow” relating to the 2004 fiscal year.

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. The summary of these restrictive and financial covenants set forth below is qualified by reference to our credit agreement, amendments thereto and our senior subordinated note indentures, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission.

Senior Credit Facility

The restrictive covenants in our senior credit facility include covenants limiting our ability, and the ability of our subsidiaries, to incur liens, sell assets (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur additional indebtedness, enter into transactions with our affiliates, enter into contingent obligations (including guaranties), enter into joint ventures and partnerships, pay dividends on or redeem or repurchase capital stock, make capital expenditures, agree to restrictions on subsidiary dividends and other payments, and enter into sale-leaseback transactions. The senior credit facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the senior credit facility) results in an event of default.

The financial covenants in our senior credit facility include minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. These financial requirements and ratios generally become more restrictive over time. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities.

Our January 30, 2004 amendment to our senior credit facility also gave us additional flexibility with respect to certain activities limited by our restrictive covenants, including selling assets, incurring additional indebtedness, guaranteeing obligations of our subsidiaries, making capital expenditures and paying dividends.

Senior Subordinated Note Indentures

The restrictive covenants in the indenture governing our 2011 Notes are substantially equivalent to the restrictive covenants in the indenture governing our 2012 Notes and, as a general matter, are less restrictive than the comparable covenants in our senior credit facility. The restrictive covenants in our senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. We have the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, we have not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in our senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) results in a requirement for us to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require us to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness).

The restrictive and financial covenants described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest, such as acquisitions.

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of May 2, 2004. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or either of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See Item 1. Business “Factors That May Affect Our Future Results and Stock Price—We are subject to restrictive debt covenants, which may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.”

Pension Funding

Prior to the Merger, employees of the Acquired Businesses participated in certain defined benefit pension plans; multi-employer plans and defined contribution plans sponsored by Heinz. Heinz charged the Acquired Businesses for the costs of the defined benefit plans as determined by actuarial valuations. Pursuant to the Employee Benefits Agreement, entered into by Heinz and the Acquired Businesses in connection with the Merger (the “Employee Benefits Agreement”), certain employment and benefit related assets and liabilities associated with employees of the Acquired

Businesses, except as otherwise noted in the Employee Benefits Agreement, were assigned to and assumed by Del Monte upon the completion of the Merger.

Our pension plans underfunded balance decreased by $29.2 million in fiscal 2004 to $65.4 million. This decrease was primarily due to investment gains during fiscal 2004. The deficit primarily originated from investment losses and benefit payments to plan participants in recent years related to the pre-Merger Del Monte pension plans, which were underfunded by $71.2 million at the date of the Merger and by $94.6 million at the end of fiscal 2003. We have recorded a reduction in our minimum pension liability of $10.2 million (net of tax of $6.5 million) as part of accumulated other comprehensive loss in our consolidated statements of stockholders’ equity as of May 2, 2004. See Note 11 of our consolidated financial statements for fiscal 2004 in this annual report on Form 10-K for a detailed discussion of pension funding.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at May 2, 2004:

	Payments due by period (In millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt	$1,375.8	$6.3	$12.6	$12.6	$1,344.3
Capital Lease Obligations	—	—	—	—	—
Operating Leases	299.8	49.0	72.8	51.5	126.5
Purchase Obligations (1)	1,449.3	505.9	390.9	295.8	256.7
Other Long-term Liabilities Reflected on the Balance Sheet	300.8	—	52.2	37.8	210.8

Total Contractual Obligations	$3,425.7	$561.2	$528.5	$397.7	$1,938.3

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at the end of fiscal 2004, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of May 2, 2004. Aggregate future payments for our grower commitments are estimated based on May 2, 2004 pricing and fiscal 2004 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years and that salaries and bonuses remain at fiscal 2004 levels.

In 2004, we entered into two operating lease arrangements for build-to-suit distribution facilities in Dallas, TX and in Atlanta, GA and we also entered into an operating lease arrangement for a distribution facility in Lathrop, CA that will replace our leased Stockton, CA distribution center. We also committed to a lease arrangement for a new administrative office facility in Pittsburgh, PA. The build-to-suit distribution facilities are expected to be ready for occupancy by late 2004 or early 2005 and have base term rentals of approximately ten years. Additionally, each has renewal options to extend the lease term not less than ten years beyond the initial term. The transition from our Stockton facility to the Lathrop facility is scheduled to be completed in July 2004 and the new lease arrangement will have a base term of approximately nine years, with six, 5-year renewal options. The Pittsburgh office facility has an initial rental term of fifteen years, with options to extend the term for an additional ten years. Monthly rentals, as well as other lease terms and conditions, for all of these facilities, are based upon the cost of the facilities and other factors applicable to each location.

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

In October 1995, DMC entered into a twenty-year operating lease to rent warehouse space adjacent to production facilities located in Toppenish and Yakima, WA; Mendota, IL; and Plover, WI. Payments under the terms of the lease are based on scheduled monthly base rents adjusted for inflation every six years. The lease provides three or four consecutive ten-year renewal options for different warehouses at the end of the lease term. After the tenth anniversary of the lease, we have the option to purchase the warehouses at the greater of market value or the sum of the landlord’s share of construction costs and any prepayment premium. A standby letter of credit of $2.1 million is in place as security deposit for the lease.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On May 2, 2004, we had $51.7 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2004, our cash and cash equivalents decreased by $6.4 million, which is primarily the net impact of $273.0 million provided by operating activities, $1.2 million used in investing activities, and $283.0 million used in financing activities.

	Fiscal Year
	2004	2003	2002
	(In millions)
Net Cash Provided by Operating Activities	$273.0	$490.9	$194.2
Net Cash Used in Investing Activities	(1.2)	(173.5)	(19.7)
Net Cash Used in Financing Activities	(283.0)	(285.2)	(180.8)

Operating Activities

Cash provided by operating activities during fiscal 2004 was $217.9 million lower than cash provided by operating activities during fiscal 2003. This was primarily because during fiscal 2003, the December 20, 2002 fruit, vegetable and tomato inventories and receivable balances were acquired as a result of the Merger. These assets were converted into cash following the Merger and are reflected as a component of cash provided by operating activities. In fiscal 2004, the creation of inventory and receivables in the fruit, vegetables and tomato businesses was reflected as cash used in operating activities. The cash requirements of the Del Monte Brands operating segment businesses fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands operating segment’s inventories are produced during the packing months, from June through October, and then depleted during the remaining seven months. Our inventory balance increased by $55.5 million from the end of fiscal 2003 to the end of fiscal 2004. This increase was primarily caused by the build-up of tuna pouch inventory in anticipation of fiscal 2005 sales, other tuna production increases in anticipation of rising costs and the build-up of pet products inventory to support the significant number of new pet product introductions.

Cash provided by operating activities increased $296.7 million, to $490.9 million in fiscal 2003. During fiscal 2003, $227.6 million of cash was provided by the operating activities of the fruit, vegetable and tomato businesses after December 20, 2002, which as mentioned above were primarily funded through the issuance of debt.

Investing Activities

Cash used in investing activities was $1.2 million during fiscal 2004, which consisted of capital expenditures of $82.7 million offset by $81.5 million in proceeds received from the sale of assets, net of transaction costs paid. The asset sale proceeds primarily related to the sale of our rights in the IVD and Medi-Cal brands, as well as our rights in the Techni-Cal brand in the United States and Canada, along with related inventories on April 16, 2004.

Cash used for investing activities was $173.5 million in fiscal 2003 compared to $19.7 million in fiscal 2002. The increase was primarily attributable to our decision to buyout all our synthetic lease obligations related to certain warehouses and equipment.

The following table sets forth our capital expenditures during the last three fiscal years:

	Fiscal Year
	2004	2003	2002
	(In millions)
Information technology	$1.3	$10.1	$0.9
Equipment replacement and other improvements	27.0	22.9	6.6
Economic return and cost savings	21.8	17.4	10.2
Environmental compliance	0.7	0.3	0.3
Synthetic lease buyout	—	135.5	—
Synergy and Integration projects	31.9	9.6	—
Other	—	—	1.0

Total capital expenditures	$82.7	$195.8	$19.0

Information technology:    This type of capital expenditure relates to spending on internal-use software, purchases of information technology equipment and other capitalized software.

Equipment replacement and other improvements:    This type of capital expenditure includes normal replacement of equipment at the end of its economic life, and other improvements including purchases of land, furniture and fixtures.

Economic return and cost savings projects:    This type of capital expenditure includes projects that are intended to realize economic benefit or cost savings by installing equipment that allows facilities to operate more efficiently. Projects that require purchases of equipment to expand capacity for new products or product line extensions are also included in this category.

Environmental compliance:    This type of capital expenditure includes projects that enable us to improve the impact of our operations on the environment, consistent with our standards and regulatory compliance.

Synthetic lease buyout:    This type of capital expenditure relates to the buyout of all of our synthetic lease obligations related to certain warehouses and equipment.

Synergy and integration projects:    This type of capital expenditure includes projects related to the integration of Del Monte’s existing business with the Acquired Businesses and the capture of associated synergies, such as information technology integration, integration of production capabilities and integration of our sales offices.

In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2004, we used $283.0 million in financing activities. We repaid $276.2 million of long-term debt and spent $9.1 million to amend our senior credit facilities during fiscal 2004. We achieved this significant pay down through a combination of earnings and approximately $64.0 million of proceeds from the asset sales, net of expenses and taxes.

Cash used in financing activities was $285.2 million for fiscal 2003. Prior to the Merger, Heinz centrally managed all of the cash flows related to the Acquired Businesses. For the period from May 2, 2002 through December 20, 2002, net settlements with the parent company of $141.4 million were paid to Heinz, generated primarily from the operations of the Acquired Businesses. This amount included Heinz’s funding of the $97.6 million capital expenditure for assets under synthetic leases and $27.2 million of acquisition fees related to the Merger. Sales and earnings of the Acquired Businesses after the Merger offset the amounts funded by Heinz. In addition, during fiscal 2003, the synthetic lease obligations covering certain warehouses associated with the pre-Merger DMC were terminated for $37.9 million.

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

Recently Issued Accounting Standards

In December 2003, Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans. The Financial Accounting Standards Board’s (“FASB”) Statement No. 106, “Employers’ Accounting for

Postretirement Benefits Other Than Pensions”, requires presently enacted changes in relevant laws to be considered in the current period measurement of postretirement benefit costs and the accumulated benefit obligation. In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 allowed for the deferral of financial recognition of the Act until the FASB issued final accounting guidance. Accordingly, in January 2004, we elected to defer the financial recognition of the Act. We have subsequently determined that our retiree health care plans were not actuarially equivalent to the benefits provided under Medicare Part D and, therefore, we would not be eligible for the subsidy. In addition, we have amended our retiree medical and dental benefit plans to eliminate medical benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on our consolidated financial statements.

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

Related Party Transactions

DMC is a directly and wholly owned subsidiary of Del Monte Foods Company. DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of Del Monte. As of May 2, 2004, DMFC’s sole asset was the stock of DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of Del Monte.

Del Monte Foods Company is separately liable under various full and unconditional guarantees of indebtedness of DMC.

Transactions with Heinz and its Affiliates. The Merger was accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in our consolidated statements of income for the year ended April 27, 2003.

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the year ended May 2, 2004, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that we file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, we filed a shelf registration statement on Form S-3, in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, we filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of our common stock covered by the shelf registration statement for $10.08 per share. We did not receive any proceeds from the sale. To date, we have incurred expenses of approximately $0.1 in connection with performing our obligations under the Stockholder Rights Agreement.

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, is paid to TPG Partners, L.P. Mr. Price is an officer of TPG. In fiscal 2004, Mr. Price earned $0.04 million and 3,613 shares of Del Monte Foods Company common stock.

Transactions with Management. In 1998, we sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of Del Monte, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.2 in cash and borrowed an additional equal amount from us, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to us in full, including interest thereon, in accordance with the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of our directors or executive officers or members of their immediate families during fiscal 2004.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

During fiscal 2004, we were primarily exposed to the risk of loss resulting from adverse changes in:

•	interest rates, which affected interest payments on our floating-rate debt;

•	foreign currency exchange rates, which affected our foreign-denominated loan balances; and

•	commodity prices, which affected the cost of our raw materials.

Interest Rates.    Our debt primarily consists of fixed rate notes and floating rate term loans. We also use a floating rate revolving credit facility to fund seasonal working capital needs. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate (e.g. LIBOR). Therefore, fluctuation in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt. The market value of our fixed rate notes fluctuates as interest rates rise or fall, however, because debt is recorded at historical cost these changes have no impact on our earnings.

We manage a portion of our interest rate risk related to floating interest expense by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have eight pay-fixed interest rate swaps with a combined notional amount of $425.0 million. All of our interest rate swaps have been formally designated as cash flow hedges of our floating rate debt. In fiscal 2004, the Company’s interest rate cash flow hedges resulted in a $1.6 million increase to other comprehensive income (“OCI”), a $1.0 million decrease to deferred tax assets and a $0.2 million decrease in other income. In fiscal 2003, the Company’s interest rate cash flow hedges resulted in a $1.4 million decrease to OCI, a $0.9 million increase to deferred tax assets and a $0.2 million increase in other expenses.

During the fiscal 2004 and fiscal 2003, we reduced interest expense by $4.2 million and $1.4 million, respectively, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. We expect to amortize the remaining $1.3 million of swap liability during fiscal 2005.

On May 2, 2004, the fair values of our interest rate swaps were recorded as assets of $0.5 million and liabilities of $1.9 million in other non-current assets and liabilities, respectively. On April 27, 2003, the fair values of the interest rate swaps were recorded as liabilities of $8.0 million in other non-current liabilities.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of May 2, 2004. The fair values included are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on May 2, 2004.

	Maturity
	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	After Fiscal 2009	Total	Fair Value May 2, 2004
	(currency in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$763.5	$764.5	$843.5
Average Interest Rate	5.89%	6.61%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate	$6.1	$6.1	$6.1	$6.1	$6.1	$581.6	$612.1	$612.1
Average Interest Rate	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%
Interest Rate Swaps
Notional Amount	$125.0	$—	$300.0	—	—	—	$425.0	$(1.3)
Average Rate Receivable	1.18%	—	1.18%	—	—	—	1.12%
Average Rate Payable	4.91%	—	2.51%	—	—	—	3.21%

Foreign Currency Rates.    Our exposure to foreign currency rate risk has been considerably reduced, due to the repayment of our Euro-denominated term loan obligations in conjunction with the January 30, 2004 amendment of our senior credit facilities. We also terminated the US Dollar/Euro currency swap, which we originally entered into as an economic hedge of the periodic principal and interest payments related to our Euro-denominated term loan obligations.

During fiscal 2004, due to the strengthening of the Euro in relation to the US Dollar, our Euro-denominated term loan obligations increased by $6.6 million, which was recorded as a reduction to other income. Also during fiscal 2004, our US Dollar/ Euro currency swap had a related increase in fair value of $6.4 million, which was recorded as an increase to other income. During fiscal 2003, our Euro-denominated term loan obligations increased by $3.6 million and were partially offset by a $0.2 million increase in the fair value of our cross currency swap, which was entered into approximately one month after the debt was originated.

Commodities Prices.    Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than eighteen months.

The prices of commodities, such as soybean meal, corn and wheat, have recently increased substantially. Futures contract rates for these commodities have also increased. Due to the current high contract rates, we have elected to hedge significantly less of our projected requirements for fiscal 2005 than we typically have hedged at this time during prior fiscal years.

The market value of our commodities hedges was $1.3 million at May 2, 2004 and was not material at April 27, 2003. In fiscal 2004, commodities hedges increased other income by $3.2 million and reduced cost of products sold by $0.9 million. In fiscal 2003, commodities hedges decreased other expense by $1.5 million and reduced cost of products sold by $0.8 million.

During fiscal 2004, our commodities hedges resulted in a $0.7 million increase to OCI and a $0.5 million increase to deferred tax assets. In fiscal 2003, our commodities hedges did not have a material effect on OCI.

The table below presents our commodity derivative contracts as of May 2, 2004. The fair values included are based on quoted market prices. All of the commodity derivative contracts held on May 2, 2004 are scheduled to mature during fiscal 2005.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)
Futures Contracts
Contract Volumes	2,400	1,320,000	285,000	105,000
Weighted Average Price	$177.42	$0.24	$2.36	$3.44
Contract Amount ($ in Millions)	$0.4	$0.3	$0.7	$0.4
Fair Value ($ in Millions)	$0.2	$0.1	$0.2	$—

Options
Calls (Long)
Contract Volumes	30,000	900,000	1,300,000	—
Weighted Average Strike Price	$255.00	$27.00	$3.10	$—
Weighted Average Price Paid	$14.53	$1.50	$0.21	$—
Fair Value ($ in Millions)	$0.6	$—	$0.1	$—

Puts (Written)
Contract Volumes	28,000	900,000	1,300,000	—
Weighted Average Strike Price	$216.96	$24.00	$2.64	$—
Weighted Average Price Received	$5.68	$0.90	$0.05	$—
Fair Value ($ in Millions)	$0.1	$—	$—	$—

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 2, 2004 and April 27, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Monte Foods Company and subsidiaries as of May 2, 2004 and April 27, 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on May 2, 2002.

/s/ KPMG LLP

San Francisco, California

June 11, 2004, except as to the 3rd paragraph

under “Legal Proceedings” of Note 15 which is as

of June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company

In our opinion, the accompanying combined balance sheet and the related statements of income and of cash flows present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries (formerly known as SKF Foods Inc.) (the Company) at May 1, 2002, and the results of their income and their cash flows for the year ended May 1, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 12, 2002 except for the information in Note 9

as to which the date is July 17, 2003 and Note 2, Note 3, Note 6,
Note 13, Note 16 and Note 17 as to which the date is July 7, 2004

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	May 2, 2004	April 27, 2003
ASSETS
Cash and cash equivalents	$36.3	$42.7
Trade accounts receivable, net of allowance	222.3	222.4
Inventories	823.5	768.0
Deferred tax assets	8.3	16.4
Prepaid expenses and other current assets	132.8	84.7
Assets of discontinued operations	2.5	86.2

TOTAL CURRENT ASSETS	1,225.7	1,220.4
Property, plant and equipment, net	820.9	863.0
Goodwill	770.9	795.8
Intangible assets, net	585.1	590.0
Other assets, net	57.1	75.7

TOTAL ASSETS	$3,459.7	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$427.2	$432.4
Short-term borrowings	0.8	0.6
Current portion of long-term debt	6.3	11.5

TOTAL CURRENT LIABILITIES	434.3	444.5
Long-term debt	1,369.5	1,635.3
Deferred tax liabilities	226.2	202.7
Other non-current liabilities	300.8	313.0

TOTAL LIABILITIES	2,330.8	2,595.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,691,132 at May 2, 2004 and 209,303,371 at April 27, 2003)	$2.1	$2.1
Notes receivable from stockholders	—	(0.4)
Additional paid-in capital	943.6	937.0
Accumulated other comprehensive loss	(1.7)	(9.6)
Retained earnings	184.9	20.3

TOTAL STOCKHOLDERS’ EQUITY	1,128.9	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,459.7	$3,544.9

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2004	2003	2002
Net sales	$3,129.9	$2,092.3	$1,739.9
Cost of products sold	2,294.4	1,533.6	1,242.2
Selling, general and administrative expense	457.0	313.6	243.0

Operating income	378.5	245.1	254.7
Interest expense	129.0	45.3	—
Other expense (income)	(1.7)	4.4	(1.2)

Income from continuing operations before income taxes	251.2	195.4	255.9
Provision for income taxes	90.5	65.2	80.0

Income from continuing operations	160.7	130.2	175.9
Income from discontinued operations before income taxes	6.0	5.7	6.0
Income taxes	2.1	2.4	1.9

Income from discontinued operations	3.9	3.3	4.1

Net Income	$164.6	$133.5	$180.0

Earnings per common share
Basic:
Continuing operations	$0.77	$0.74	$1.12
Discontinued operations	0.02	0.02	0.03

Total	$0.79	$0.76	$1.15

Diluted:
Continuing operations	$0.76	$0.74	$1.12
Discontinued operations	0.02	0.02	0.03

Total	$0.78	$0.76	$1.15

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions, except share data)

	Common Stock		Notes Receivable from Stockholders	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at May 1, 2002	—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	133.5	133.5
Other comprehensive loss:							—
Minimum pension liability adjustment (net of tax of $8.0)	—	—	—	—	(12.4)	—	(12.4)
Loss on cash flow hedging instruments (net of tax of $0.9)	—	—	—	—	(1.4)	—	(1.4)
Currency translation adjustment	—	—	—	—	4.2	—	4.2

Comprehensive income							123.9
Spin-off transaction	156,921,228	1.6	—	486.0	—	(113.2)	374.4
Merger	52,329,556	0.5	(0.4)	450.2	—	—	450.3
Issuance of shares	52,587	—	—	0.3	—	—	0.3
Restricted stock units and unearned compensation	—	—	—	0.5	—	—	0.5

Balance at April 27, 2003	209,303,371	$2.1	$(0.4)	$937.0	$(9.6)	$20.3	$949.4

Net income	—	—	—	—	—	164.6	164.6
Other comprehensive income:
Minimum pension liability adjustment (net of tax of $6.5)	—	—	—	—	10.2	—	10.2
Gain on cash flow hedging instruments (net of tax of $1.5)	—	—	—	—	2.3	—	2.3
Currency translation adjustment	—	—	—	—	(4.6)	—	(4.6)

Comprehensive income	—	—	—	—		—	172.5
Issuance of shares	387,761	—	—	2.3	—	—	2.3
Repayment of notes receivable from stockholders	—	—	0.4	—	—	—	0.4
Stock option expense	—	—	—	2.3	—	—	2.3
Restricted stock units and unearned compensation	—	—	—	2.0	—	—	2.0

Balance at May 2, 2004	209,691,132	$2.1	$—	$943.6	$(1.7)	$184.9	$1,128.9

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$164.6	$133.5	$180.0
Income from discontinued operations	(3.9)	(3.3)	(4.1)

Income from continuing operations	160.7	130.2	175.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.5	50.0	58.4
Deferred taxes	38.8	30.4	42.9
Write off of debt issuance cost	7.1	2.0	—
Foreign currency loss, net	0.2	3.4	—
Stock option expense	2.3	—	—
Other non-cash items, net	3.3	11.3	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	0.1	116.8	(18.9)
Inventories	(55.5)	210.8	21.0
Prepaid expenses and other current assets	(1.8)	(25.7)	8.8
Other assets, net	18.0	(5.6)	—
Accounts payable and accrued expenses	1.7	(50.7)	(84.7)
Other non-current liabilities	8.6	18.0	(9.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	273.0	490.9	194.2

INVESTING ACTIVITIES:
Capital expenditures	(82.7)	(195.8)	(19.0)
Net proceeds from sale or disposal of assets	81.5	2.0	1.4
Net cash acquired in Merger	—	7.0	—
Other items, net	—	13.3	(2.1)

NET CASH USED IN INVESTING ACTIVITIES	(1.2)	(173.5)	(19.7)

FINANCING ACTIVITIES:
Net parent settlements	—	(141.4)	(180.8)
Proceeds from short-term borrowings	335.7	121.7	—
Payments on short-term borrowings	(335.5)	(203.2)	—
Proceeds from long-term debt	57.4	1,095.0	—
Principal payments on long-term debt	(333.6)	(356.5)	—
Payments of debt related costs	(9.1)	(36.8)	—
Issuance of common stock	2.1	0.2	—
Return of capital to Heinz	—	(770.0)	—
Other items, net	—	5.8	—

NET CASH USED IN FINANCING ACTIVITIES	(283.0)	(285.2)	(180.8)

Effect of exchange rate changes on cash and cash equivalents	0.3	6.6	1.9
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	4.5	3.4	3.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6.4)	42.2	(0.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42.7	0.5	1.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$36.3	$42.7	$0.5

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2004

(In millions, except share and per share data)

Note 1.    Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte”, or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, Contadina, S&W, College Inn and other brand names and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. During the fiscal year ended May 2, 2004 (“fiscal 2004”), the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories (“2004 Asset Sale”). For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and a Canadian production facility have been classified as discontinued operations. See Note 16 for a discussion of changes to the Company’s reportable segments during fiscal 2004 and see Note 3 for a discussion of discontinued operations.

On December 20, 2002, the Company acquired certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary (“pre-Merger DMC”) with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. Following the Merger, SKF changed its name to Del Monte Corporation. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. The Company’s fiscal 2004 financial statements reflect the operations of the combined businesses, whereas the results for the fiscal year ended April 27, 2003 (“fiscal 2003”) reflect the operations of the combined businesses after December 20, 2002, and any results presented prior to December 20, 2002 reflect solely the operations of SKF.

The preparation of the financial statements for fiscal 2003 and for the fiscal year ended May 1, 2002 (“fiscal 2002”) included the use of “carve out” and “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Heinz parent company or affiliate level, which related to or were incurred on behalf of SKF, have been identified and allocated or pushed down, as appropriate, to the financial results of SKF prior to the Merger. Allocations were made primarily on a percentage-of-revenue basis. No debt or interest expense was

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

allocated to SKF from Heinz. Accordingly, these historical financial statements are not indicative of the results of operations that would have existed or will exist in the future assuming SKF was operated as an independent company or as a subsidiary of Del Monte. Further, since the historical financial statements of the Company do not include the historical financial results of pre-Merger DMC prior to December 20, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a fiscal year.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. Historically, SKF operated on a 52 or 53-week fiscal year ending the Wednesday closest to April 30. During fiscal 2003, the Company’s year-end was changed from the Wednesday closest to April 30 to the Sunday closest to April 30. The Company also changed its quarterly ending dates from Wednesdays to Sundays, beginning in the fourth quarter of fiscal 2003. The results of operations for fiscal 2004, fiscal 2003 and fiscal 2002 contain 53, 52, and 52 weeks, respectively. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation, including the classification of certain assets as discontinued operations.

Note 2.    Significant Accounting Policies

Trade Promotions:    Accruals for trade promotions are recorded primarily at the time a product is sold to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. Deductions are offset against related trade promotion accruals. Evaluations of the trade promotion liability are performed monthly and adjustments are made where appropriate to reflect changes in the Company’s estimates. Trade promotion expense is recorded as a reduction to net sales.

Coupon Redemption:    Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by independent coupon redemption clearing-houses based on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required. Coupon redemption costs are recorded as a reduction to net sales.

Retirement Benefits:    The Company sponsors various pension plans and other post-retirement benefit plans. Independent third party actuaries utilize statistical and other factors in an attempt to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company to estimate the expenses and liabilities related to these plans. The factors utilized by the actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

Goodwill and Intangibles with Indefinite Lives:    The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the first quarter of fiscal 2003. In accordance with SFAS 142, the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company obtains an independent valuation of its intangible assets with indefinite useful lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and goodwill have been identified.

When conducting the annual impairment test for goodwill, the Company compares the fair value of a reporting unit containing goodwill to its carrying value. The estimated fair value is computed using two approaches: the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized.

If the fair value of the reporting unit is determined to be less than its carrying value, actual goodwill impairment, if any, is computed using a second test. The second test requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment.

For intangible assets with indefinite useful lives, estimated fair value is determined using the relief from royalty method. In estimating discounted future cash flows, management uses historical financial information as well as the Company’s operating plans and projections, which include assumptions regarding sales trends and profitability.

Stock-based Compensation:    Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the years ended May 2, 2004, April 27, 2003 and May 1, 2002 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Fiscal Year
	2004	2003	2002
Net income, as reported	$164.6	$133.5	$180.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.7	0.6	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	4.7	1.0	0.2

Pro forma net income	$162.6	$133.1	$179.8
Earnings per share:
Basic—as reported	$0.79	$0.76	$1.15
Basic—pro forma	$0.78	$0.76	$1.15
Diluted—as reported	$0.78	$0.76	$1.15
Diluted—pro forma	$0.77	$0.76	$1.15

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended May 2, 2004, April 27, 2003 and May 1, 2002: dividend yield of 0% for all years; expected volatility of 34.82% for fiscal 2004 and 36.44% for fiscal 2003 and fiscal 2002; risk-free interest rates of 3.70%, 3.47% and 4.47%, respectively; and expected lives of 7 years for all years. The weighted average fair value per share of options granted during the year was $3.88, $3.32 and $3.43, for the years ended May 2, 2004, April 27, 2003 and May 1, 2002, respectively. The fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant.

Retained Insurance Liability:    The Company obtains an independent actuarial valuation of its retained insurance exposure based on historical information and projected costs to resolve claims.

Cash Equivalents:    The Company considers all highly liquid investments with maturity of three months or less on the date of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash equivalents approximates its fair value.

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

The creation of the debit LIFO reserve balance at May 2, 2004 results from the Merger when a purchase accounting adjustment to record the fruit, vegetable and tomato inventories at fair value was

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

made. The fair value of these inventories became the historical cost LIFO layer. There was virtually no manufacturing of fruit, vegetable and tomato inventories during the period from December 20, 2002 through April 27, 2003. Consequently, there was no difference between the current cost and the LIFO cost at April 27, 2003. No SKF inventories were valued using LIFO prior to December 20, 2002.

During fiscal 2004, as the Company began manufacturing new inventories, new current year costs were developed. As of May 2, 2004, the difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs results in a debit balance LIFO reserve of $36.7.

Beginning in fiscal 2004, the Company began to produce a portion of its soup inventories in its Mendota, IL facility, an existing LIFO-designated facility. Soup inventories are also produced in the Company’s Pittsburgh, PA facility, which was a FIFO-designated facility. It would not be practical for the Company to value these comparable inventories under different inventory valuation methods. As a result, effective April 28, 2003, the Company changed the designation of its Pittsburgh facility to a LIFO facility and adopted the LIFO valuation method for all products produced in Pittsburgh including soup, broth and infant feeding inventories. The Company believes that this is a preferable change in accounting method.

If the Company had used the FIFO method rather than the LIFO method to value its soup, broth and infant feeding inventories, net income for fiscal 2004 would have been $0.2 higher than reported, which would not have had a significant effect on earnings per share.

Property, Plant and Equipment and Depreciation:    Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements—10 to 45 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—5 to 15 years; computer software—2 to 10 years. Depreciation of plant and equipment and leasehold amortization was $82.6, $44.8 and $29.2 for the 2004, 2003 and 2002 fiscal years, respectively.

During fiscal 2004, properties valued at $39.7 were classified as assets held for sale and transferred from property, plant and equipment, net to prepaid expenses and other current assets on the consolidated balance sheet. Management believes these assets will be sold within twelve months of the date they were classified as held for sale. The Company’s facilities in San Jose, CA; Birmingham, AL; Stockton, CA and Swedesboro, NJ are currently held for sale.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. The Company capitalized $9.2 and $5.4 of software development costs in fiscal 2004 and 2003, respectively, related to systems supporting the Company’s infrastructure. Software development costs capitalized during fiscal 2002 were immaterial.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Long-lived Assets:    The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability were required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell. The Company’s intangible assets with estimable lives have useful lives between 10 and 40 years and are amortized on a straight-line basis. Amortization expense for the years ended May 2, 2004, April 27, 2003 and May 1, 2002 was $3.7, $3.8 and $29.1, respectively.

Deferred Debt Issuance Costs:    The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements. Amortization expense for deferred charges for the years ended May 2, 2004, April 27, 2003 and May 1, 2002 was $4.5, $1.7 and $0.0, respectively. Deferred debt issuance costs are included in other assets.

New Item Funding:    The Company pays new item funding fees to its customers in order to place new products on grocery shelves. New products include brand extensions, line extensions and seasonal offerings. The Company capitalizes such fees as they are paid and amortizes them over a 12-month period, as a reduction to net sales. These capitalized fees are included in prepaid expenses.

Derivative Financial Instruments:    The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency and commodity price exposures. The Company accounts for derivative financial instruments at fair value as assets or liabilities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The Company uses derivatives only for purposes of managing risks associated with interest rate, currency and price exposure. The Company does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company has designated each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income. The gain or loss included in other comprehensive income is subsequently reclassified into net income on the same line in the consolidated statements of income as the hedged item in the same period that the hedge transaction affects net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other expense. For derivatives designated as Economic Hedges, all changes in fair value are reported in other expense.

The Company formally documents its hedging relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other assets and other non-current liabilities. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a hedging relationship ceases to be a highly effective hedge, the Company will discontinue hedge accounting in that instance.

Fair Value of Financial Instruments:    The carrying amount of certain of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amounts of Del Monte’s derivative financial instruments are recorded at fair value in accordance with SFAS 133. The carrying amount of the Company’s floating rate debt instruments approximates fair value because the interest rates adjust periodically to the current market rates. The following table provides the book value and fair value of the Company’s fixed rate notes:

	May 2, 2004		April 27, 2003
	Book Value	Fair Value	Book Value	Fair Value
9.25% senior subordinated notes	$310.1	$331.5	$311.5	$322.9
8.625% senior subordinated notes	450.0	497.3	450.0	477.6

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

Prior to the Merger, the Acquired Businesses were consolidated with Heinz in the filing of Heinz’s consolidated domestic and foreign income tax returns. Tax expense for fiscal years 2003 and 2002 included the effect of certain tax sharing agreements the Acquired Businesses had with Heinz regarding those consolidated filings. Specifically, Heinz charged (refunded) the Acquired Businesses at the appropriate statutory rate for its taxable income (loss). In addition, Heinz charged the Acquired Businesses for their share of consolidated state tax expense based on their share of the state tax allocation factors. These tax-sharing agreements were terminated upon the completion of the Merger.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Parent Company’s Investment:    Parent company’s investment represents the original investment by Heinz in the Acquired Businesses adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable prior to the Merger. On December 20, 2002, in accordance with the Separation Agreement, Heinz received a cash payment, debt securities, and all of the issued and outstanding common shares of SKF in exchange for its investment in the Acquired Businesses.

Comprehensive Income:    Comprehensive income is comprised of net income and other comprehensive income (“OCI”). OCI is comprised of minimum pension liability adjustments, net of tax, currency translation adjustments and net unrealized gains on cash flow hedges, net of tax. Comprehensive Income was $172.5 and $123.9 for fiscal 2004 and fiscal 2003, respectively. For the year ended May 1, 2002, OCI was included in parent company’s investment and comprehensive income was $179.8.

Revenue Recognition:    The Company recognizes revenue from sales of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by customer returns, consumer promotion costs relating to coupon redemption, trade promotions, performance allowances, customer pick-up allowances and discounts.

For the years ended May 2, 2004, April 27, 2003 and May 1, 2002, one customer accounted for approximately 25%, 24% and 24% of sales, respectively. This customer accounted for approximately 15% of trade accounts receivable as of May 2, 2004. In fiscal 2004 and fiscal 2003, the top ten customers represented approximately 56% and 54% of the Company’s sales, respectively. The Company closely monitors the credit risk associated with its customers.

Cost of Products Sold:    Cost of products sold are all expenses incurred that are directly connected with bringing the products to a salable condition. These costs include raw material, packaging, labor, certain transportation and warehousing costs and overhead expenses.

Foreign Currency Translation:    For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

Advertising Expenses:    All costs associated with advertising are expensed as incurred. Advertising expense included in selling, general and administrative (“SG&A”) expense for fiscal 2004, 2003 and 2002 was $76.2, $69.9 and $53.2, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Research and Development:    Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $20.1, $17.4 and $13.8 for fiscal 2004, 2003 and 2002, respectively.

Earnings per Common Share:    Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares and share equivalents outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share, except for the inclusion of all potentially dilutive securities, including stock options and other stock-based compensation. For periods prior to the Merger, weighted average shares outstanding have been retroactively restated to reflect the number of shares received by Heinz shareholders as a result of the Merger. Stock options previously held by SKF employees, which were converted to DMFC options in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), as part of the Merger, have also been retroactively restated to determine the dilutive effect during prior periods based on the weighted average stock prices of Del Monte during those periods. For the year ended April 27, 2003, the computation of weighted average shares outstanding includes all outstanding shares for the period after December 20, 2002 and the retroactively restated number of shares received by Heinz shareholders for the period prior to December 20, 2002.

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The Company accounts for its investments in joint ventures under the equity method of accounting, under which the investment in the joint venture is adjusted for the Company’s share of the profit or loss of the joint venture.

Use of Estimates:    The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 3.    Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5. The Company will manufacture certain products for the buyer during a transition period after the sale. The Company will also perform certain transition services for the buyer during agreed-upon post-closing periods. The sale resulted in an insignificant net loss, after deducting transaction costs and foreign currency adjustments. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On May 2, 2004, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale.

Net sales from discontinued operations was $83.8, $78.8 and $77.2 for fiscal 2004, 2003 and 2002, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The following table sets forth the major categories of assets included in assets of discontinued operations:

	May 2, 2004	April 27, 2003
Inventories	$—	$5.1
Property, plant and equipment, net	2.1	10.5
Intangible assets, net	—	70.5
Other	0.4	0.1

Assets of discontinued operations	$2.5	$86.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 4.    Supplemental Balance Sheet Information

	May 2, 2004	April 27, 2003
Trade accounts receivable:
Trade	$228.6	$229.3
Allowance for doubtful accounts	(6.3)	(6.9)

TRADE ACCOUNTS RECEIVABLE, NET	$222.3	$222.4

Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(6.9)	$(0.1)
Additions: charged to costs and expenses	(1.0)	(7.2)
Deductions: write-offs or reversals	1.6	0.4

Allowance for doubtful accounts at end of year	$(6.3)	$(6.9)

Inventories:
Finished products	$622.1	$614.3
Raw materials and in-process material	59.8	50.5
Packaging material and other	104.9	103.2
LIFO Reserve	36.7	—

TOTAL INVENTORIES	$823.5	$768.0

Prepaid expenses and other current assets:
Prepaid expenses	$57.7	$38.5
Assets held for sale	39.7	—
Other current assets	35.4	46.2

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$132.8	$84.7

Property, plant and equipment:
Land and land improvements	$40.3	$75.6
Buildings and leasehold improvements	366.4	332.2
Machinery and equipment	822.5	759.1
Construction in progress	33.2	43.8

	1,262.4	1,210.7
Accumulated depreciation	(441.5)	(347.7)

PROPERTY, PLANT AND EQUIPMENT, NET	$820.9	$863.0

Other assets:
Deferred debt issuance costs	$28.2	$33.2
Loans and advances, net	3.6	5.6
Investments in joint ventures	7.5	13.1
Other non-current assets	17.8	23.8

OTHER ASSETS, NET	$57.1	$75.7

Accounts payable and accrued expenses:
Accounts payable—trade	$170.9	$204.9
Marketing and advertising	76.5	69.3
Payroll and employee benefits	34.9	24.2
Accrued interest	28.7	28.6
Income tax payable	14.8	9.9
Other current liabilities	101.4	95.5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$427.2	$432.4

Other non-current liabilities:
Accrued postretirement benefits	$162.6	$155.0
Pension liability	86.0	100.0
Workers’ compensation liability	23.2	24.4
Deferred income	7.9	5.4
Other non-current liabilities	21.1	28.2

OTHER NON-CURRENT LIABILITIES	$300.8	$313.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 5.    Goodwill and Intangible Assets

The following table presents the Company’s intangible assets:

	May 2, 2004	April 27, 2003
Goodwill	$770.9	$795.8

Non-amortizable intangible assets:
Trademarks	525.3	525.3
Other	7.3	8.5

Total non-amortizable intangible assets	532.6	533.8

Amortizable intangible assets:
Trademarks	70.7	70.7
Other	11.4	11.4

	82.1	82.1
Accumulated amortization	(29.6)	(25.9)

Amortizable intangible assets, net	52.5	56.2

Intangible assets, net	$585.1	$590.0

In fiscal 2004, goodwill decreased primarily due to purchase price allocation adjustments totaling $24.9, which affected the Company’s current liabilities and deferred tax liabilities relating to periods prior to December 20, 2002. See Note 16 for information on the reportable segments including goodwill balances.

Amortization expense for the years ended May 2, 2004, April 27, 2003 and May 1, 2002 was $3.7, $3.8 and $29.1, respectively. The following table presents expected amortization of intangible assets for each of the five succeeding fiscal years:

2005	$3.7
2006	3.7
2007	3.6
2008	3.2
2009	3.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The following tables reconcile reported net income to pro forma net income, and earnings per share, as a result of the adoption of SFAS 142:

	Fiscal Year
	2004	2003	2002
Net income	$164.6	$133.5	$180.0
Add back (net of tax):
Goodwill amortization	—	—	14.0
Trademark amortization	—	—	3.1

Pro forma net income	$164.6	$133.5	$197.1

Basic earnings per share:
Basic income per common share	$0.79	$0.76	$1.15
Goodwill amortization	—	—	0.09
Trademark amortization	—	—	0.02

Pro forma basic earnings per common share	$0.79	$0.76	$1.26

Diluted earnings per share:
Diluted income per common share	$0.78	$0.76	$1.15
Goodwill amortization	—	—	0.09
Trademark amortization	—	—	0.02

Pro forma diluted earnings per common share	$0.78	$0.76	$1.26

Note 6.    Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2004	2003	2002
Basic earnings per common share:
Numerator:
Net income from continuing operations	$160.7	$130.2	$175.9

Denominator:
Weighted average shares	209,535,655	175,859,550	156,921,228

Basic earnings per common share	$0.77	$0.74	$1.12

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$160.7	$130.2	$175.9

Denominator:
Weighted average shares	209,535,655	175,859,550	156,921,228
Effect of dilutive securities	1,676,587	635,027	29,885

Weighted average shares and equivalents	211,212,242	176,494,577	156,951,113

Diluted earnings per common share	$0.76	$0.74	$1.12

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Stock options outstanding in the amounts of 5,002,085, 1,733,518, and 473,370, respectively, were not included in the computation of diluted earnings per share for the years ended May 2, 2004, April 27, 2003 and May 1, 2002 because inclusion of these options would be antidilutive.

Note 7.    Short-Term Borrowings and Long-Term Debt

Notes. On December 20, 2002, in connection with the Spin-off and Merger, SKF (thereafter renamed DMC) issued $450.0 ($300.0 of which was issued directly to and subsequently sold by Heinz) of 8.625% senior subordinated notes due December 15, 2012 (the “2012 Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 2012 Notes. The 2012 Notes are also guaranteed by DMFC. The Company has the option to redeem the 2012 Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010.

On May 15, 2001, pre-Merger DMC sold $300.0 of 9.25% senior subordinated notes due May 15, 2011 (the “2011 Notes”) with interest payable semi-annually on May 15 and November 15 of each year. The Company has the option to redeem the 2011 Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009. Upon completion of the Merger, in accordance with the terms of the 2011 Notes, DMC assumed the 2011 Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 2011 Notes. The 2011 Notes are also guaranteed by DMFC. On the date of the Merger, the 2011 Notes were recorded at their fair market value, or $312.0. The recorded premium was amortized $1.4 and $0.5 through earnings as a reduction to interest expense for fiscal 2004 and fiscal 2003, respectively. The remaining premium will be amortized over the life of the 2011 Notes at $1.4 per year.

Term Loan Obligations.    On December 20, 2002, in connection with the Merger, DMC borrowed $945.0 under its senior credit facility: 1) $195.0 under a six-year floating interest rate Term A Loan and 2) $705.0 and €44.0 ($45.0 U.S. Dollar equivalent on December 20, 2002) under an eight-year floating interest rate Term B Loan. The following table presents the changes in the term loan obligations for fiscal 2003 and fiscal 2004:

	Term A	Term B ($)	Term B (€)	Total
Fiscal 2003
December 20, 2002	$195.0	$705.0	$45.0	$945.0
Scheduled principal payments	—	(1.8)	(0.1)	(1.9)
Unscheduled prepayments	(26.6)	(37.5)	(1.0)	(65.1)
Exchange rate increase	—	—	3.6	3.6

2003 Ending Balance	$168.4	$665.7	$47.5	$881.6

Fiscal 2004
Scheduled principal payments	$—	$(6.7)	$(0.4)	$(7.1)
Exchange rate increase	—	—	6.6	6.6
January 30, 2004 amendment	(168.4)	222.1	(53.7)	—
Unscheduled prepayments	—	(269.0)	—	(269.0)

2004 Ending Balance	$—	$612.1	$—	$612.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the interest rate spread for the Term B Loan, to 2.25% over LIBOR. The amendment also contained provisions to enhance the Company’s financial flexibility, including, among other things the removal of prepayment premiums. The remaining Term A Loan and Euro denominated Term B Loan of $168.4 and $53.7 respectively were repaid through a corresponding increase in the U.S. Dollar denominated Term B Loan. The Term B Loan totaled $882.8 after completion of the amendment.

As a result of the amendment, $57.4 of loans was deemed for accounting purposes repaid and replaced by new loans. This resulted in the recognition of $0.6 and $0.8 of expense related to prepayment premiums and previously deferred debt issuance costs, respectively, and the deferral of $0.1 of new debt issuance costs. With respect to the remaining $825.4 of loans, the senior credit facility was deemed for accounting purposes to be amended. This resulted in the deferral $6.6 of fees paid to lenders for the amendment and the recognition of $1.8 of expense for other fees paid in connection with the amendment.

During the year ended May 2, 2004, the Company made scheduled payments of $6.7 and €0.3, and unscheduled prepayments of $269.0 of Term B Loan principal, bringing the outstanding Term B Loan balances to $612.1. On May 2, 2004, the interest rate payable on the Term B Loan was 3.41%. The interest rates payable on the Term A, the U.S. Dollar denominated Term B and the Euro denominated Term B were 4.82%, 5.06% and 6.30%, respectively, on April 27, 2003.

Revolving Credit Facility.    On December 20, 2002, in connection with the Merger, DMC established a $300.0 six-year floating rate revolving credit facility (the “Revolver”) with several banking participants as part of its senior credit facility. The outstanding balance on the Revolver was zero at May 2, 2004 and April 27, 2003. To maintain availability of funds under the Revolver, the Company pays a 0.50% commitment fee on the unused portion of the Revolver. As of May 2, 2004, the net availability under the Revolver, reflecting $51.7 of outstanding letters of credit, was $248.3.

On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the then effective interest rate spread for the Revolver to 2.50% over LIBOR.

The Company’s long term debt, including the credit facility and the indentures governing the senior subordinated notes, contains covenants that restrict its ability and the ability of its subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem its capital stock, make other restricted payments, including investments, sell its assets, incur liens, transfer all or substantially all of its assets and enter into consolidations or mergers. The Company’s credit facilities also require it to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. As of May 2, 2004, the Company believes that it is in compliance with all such financial covenants. Additionally, within 95 days following the end of each fiscal year beginning with fiscal 2004, the Company is required to make a mandatory prepayment of our Term Loan equal to 50% of “excess cash flow,” as such term is defined in our senior credit facility.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The Company’s debt consists of the following:

	May 2, 2004	April 27, 2003
Short-term borrowings:
Revolver	$—	$—
Other	0.8	0.6

	$0.8	$0.6

Current portion of long-term debt	$6.3	$11.5

Long-term debt:
Term A Loan	$—	$168.4
Term B Loan (U.S. Dollar)	612.1	665.7
Term B Loan (Euro)	—	47.5

Total Term Loans	$612.1	$881.6

9.25% senior subordinated notes	310.1	311.5
8.625% senior subordinated notes	450.0	450.0
Other	3.6	3.7

	1,375.8	1,646.8
Less current portion	6.3	11.5

	$1,369.5	$1,635.3

At May 2, 2004, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2005	$6.3
2006	6.3
2007	6.3
2008	6.3
2009	6.3

The Company made cash interest payments of $123.4 and $20.3 during fiscal 2004 and fiscal 2003, respectively.

Note 8.    Derivative Financial Instruments

The Company uses interest rate swaps, foreign currency swaps and commodity futures and options to hedge market risks.

Interest Rate Hedges.    The Company is the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0. All interest rate swaps are used to hedge interest payments on floating rate debt. On December 31, 2002, two interest rate swaps with a combined notional amount of $125.0, entered into by pre-Merger DMC, were designated as cash flow hedges. The fair value of the swaps at December 31, 2002 was a liability of $6.9, which will be amortized as a

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

reduction to interest expense during the remaining life of the swaps. The swaps mature on September 30, 2004. The Company amortized $4.2 and $1.4 of the swap liability during fiscal 2004 and 2003, respectively.

On February 24, 2003, the Company entered into six interest rate swaps, with a combined notional amount of $300.0, as the fixed rate-payer. The swaps had a delayed effective date of April 25, 2003 and will mature on April 28, 2006. On February 24, 2003, a formal Cash Flow Hedge relationship was established between the six swaps and a portion of the Company’s interest payments on floating rate debt.

During fiscal 2004, the Company’s interest rate cash flow hedges resulted in a $1.6 increase to OCI, a $1.0 decrease to deferred tax assets and a $0.2 decrease in other income. In fiscal 2003, the Company’s interest rate cash flow hedges resulted in a $1.4 decrease to OCI, a $0.9 increase to deferred tax assets and a $0.2 increase in other expenses.

On May 2, 2004, the fair values of our interest rate swaps were recorded as assets of $0.5 and liabilities of $1.9 in other non-current assets and liabilities, respectively. On April 27, 2003, the fair values of the interest rate swaps were recorded as liabilities of $8.0 in other non-current liabilities.

Foreign Currency Hedges.    On January 24, 2003, the Company entered into a U.S. Dollar/Euro currency swap, as an Economic Hedge of the periodic Euro denominated principal and interest payments on the debt. In conjunction with the January 30, 2004 amendment of the senior credit facilities, the Company repaid all of the Euro-denominated term loan obligations. Accordingly, the Company terminated the U.S. Dollar/Euro currency swap on January 24, 2004 and received its fair value of $6.6. During fiscal 2003, the fair value of the currency swap increased due to the strengthening of the Euro versus the U.S. Dollar and resulted in a $0.2 increase in other assets and a corresponding decrease in other expense.

Commodity Price Hedging.    The Company uses commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil, soybean meal and wheat. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases that meet the criteria for hedge accounting are designated as Cash Flow Hedges. The market value of the Company’s commodities hedges was $1.3 at May 2, 2004 and was not material at April 27, 2003. In fiscal 2004, the Company’s commodities hedges increased other income by $3.2 and reduced cost of products sold by $0.9. In fiscal 2003, the Company’s commodities hedges decreased other expense by $1.5 and reduced cost of products sold by $0.8.

During fiscal 2004, the Company’s commodities hedges resulted in a $0.7 increase to OCI and a $0.5 increase to deferred tax assets. In fiscal 2003, the Company’s commodities hedges did not have an effect on OCI.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 9.    Employee Stock Plans

Stock Option Incentive Plans

On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997 and October 14, 1999), which allowed the Company to grant options to certain key employees. The plan allowed the grant of options to purchase up to 1,821,181 shares of Del Monte’s common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. The term of any option may not be more than ten years from the date of its grant. Options to purchase 1,736,520 shares were granted under the plan. As of May 2, 2004, eligible employees held options to purchase 1,417,983 shares of common stock under the 1997 Plan. Options generally vest over four or five years. No additional options will be granted pursuant to this plan.

Also on August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000). In connection with this plan, grants of non-qualified stock options representing 223,828 shares of common stock were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vest over a four-year period. As of May 2, 2004, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. Pursuant to the terms of the plan, options to purchase 201,328 shares under this plan have expired. No additional shares are available to be granted under this plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”), which was initially adopted by the Board of Directors on April 24, 1998, modified by the Board on September 23, 1998 and approved by the stockholders on October 28, 1998, allowed for grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses (together with Options and SARs, “Awards”). Initially 6,065,687 shares of common stock were reserved to be issued in connection with awards under the 1998 Plan. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vest over four or five years. As of May 2, 2004, eligible employees held options to purchase 4,579,680 shares of common stock under the 1998 Plan. The Company does not anticipate granting any additional options under this Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. The 2002 Plan allows for grants of incentive and non-qualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). Shares authorized for grant are 15,400,000 shares of common stock plus shares of common stock remaining under any prior plans of the Company, including without limitation any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, which amount was 1,592,820 shares as of May 2, 2004. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Incentive Awards under the 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years. Restricted stock units generally vest over three years; however, certain performance accelerated restricted stock units granted in fiscal 2004 vest at the end of fiscal 2008, subject to earlier vesting at the end of fiscal 2006 or fiscal 2007 if certain targets are met.

Under the Merger Agreement, the Company assumed the obligation to provide Del Monte restricted stock units (“RSUs”) as a replacement for Heinz RSUs awarded to SKF employees. On December 20, 2002, approximately 83,000 Heinz RSUs valued at approximately $2.9 were converted into approximately 373,000 shares of Del Monte RSUs issued under the 2002 Plan. The Company will recognize compensation expense over the remaining vesting period. Compensation expense of $1.1 and $0.6 was recognized for fiscal 2004 and 2003, respectively.

As a result of the Spin-off and Merger, each outstanding option to acquire shares of Heinz common stock held by employees of the Acquired Businesses immediately prior to the Spin-off was adjusted so that the employees held a combination of options to purchase Heinz common stock and options to purchase Del Monte common stock. For employees of the Acquired Businesses, Heinz outstanding options were converted to an equal number of SKF common stock options. The number of shares of Del Monte common stock that were subject to converted options was determined by multiplying the number of shares of SKF common stock subject to options, by the Merger exchange ratio of 0.4466, rounded, if necessary, to the nearest whole share of Del Monte common stock. The exercise price of the converted options was determined in accordance with a formula that ensured the value of the options held by employees immediately before the Merger was preserved after the Merger. As a result, the Company issued 0.8 million options to purchase newly converted shares of Del Monte common stock to employees under the 2002 Plan. These options held by employees of the Acquired Businesses have been retroactively restated in the rollforward table below for pre-Merger periods, in accordance with FIN 44, and have been presented as outstanding based on the original date of grant.

The Company had 6,738,964 options outstanding to purchase shares of common stock immediately before the Merger, which remained outstanding and unchanged after the Merger. The fair value of these options of $18.5 was determined using the Black-Scholes option-pricing model upon completion of the Merger and was included in the total purchase price of $451.0. In addition, the intrinsic value of the unvested options was determined on the Merger date as the difference between the strike price and the market price of each option on such date. The intrinsic value of $0.7 related to the unvested options was recorded as deferred compensation with the offset recorded in additional paid-in capital and will be expensed as earned over the remaining vesting period of such options. Compensation expense of $0.3 and $0.2 was recognized in fiscal 2004 and fiscal 2003, respectively.

As of May 2, 2004, eligible employees held 637,816 RSUs, 115,525 deferred stock units and options to purchase 7,431,581 shares of common stock under the 2002 Plan, and 8,860,363 additional shares were available under the 2002 Plan to be issued in connection with future awards.

Non-Employee Director Deferred Compensation Plan:    The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board of Directors on

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

January 22, 2003, effective April 28, 2003. Beginning April 28, 2003, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer and related taxes on the cash and/or stock, which would be converted to deferred stock units and distributed in shares one year after termination from the board. These deferred stock units and related distributed shares are issued under the 2002 Plan. As of May 2, 2004, participating non-employee directors held 15,087 deferred stock units issued under the 2002 Plan in connection with deferrals under this plan.

AIP Deferred Compensation Plan:    On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the 2002 Plan. Expense under this plan was $0.1 for both fiscal 2004 and 2003. As of May 2, 2004, 100,438 units of deferred stock were outstanding, 85,758 of which were vested, under the 2002 Plan in connection with deferrals under this plan.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 2, 2001	491,546	$8.72	213,955	$7.42
Granted	173,972	9.56

Balance at May 1, 2002	665,518	8.94	312,936	8.71
Merger**	6,738,964	8.32
Granted	3,660,021	7.44
Forfeited	126,514	10.25
Exercised	36,171	5.53

Balance at April 27, 2003	10,901,818	8.05	3,965,589	8.44
Granted	3,632,425	8.86
Forfeited	786,881	8.28
Exercised	295,618	6.96

Balance at May 2, 2004	13,451,744	$8.31	4,763,783	$8.61

**	Represents the options of pre-Merger DMC employees.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

At May 2, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.22-7.37	5,396,153	6.85	$6.72	2,127,266	$5.77
7.38-8.78	5,072,684	8.89	8.42	653,692	8.01
8.81-15.85	2,982,907	6.17	11.03	1,982,865	11.85

$5.22-15.85	13,451,744	7.47	$8.31	4,763,823	$8.61

See Note 2 for a discussion of the fair value of options.

Stock Purchase Plan

The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. A total of 957,710 shares of Del Monte common stock were reserved for issuance and 454,146 shares of Del Monte common stock have been purchased by and issued to eligible employees under this plan. 362,206 of these shares are held by persons who were employees as of May 2, 2004. The Company does not anticipate that any additional shares will be made available under this plan.

Note 10.    Employee Severance and Restructuring Costs

During fiscal 2004, the Company communicated to affected employees that they would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Total Company
Accrued termination and severance costs—April 27, 2003	$—	$—	$—
Termination and severance costs incurred	7.0	0.9	7.9
Amounts utilized	(2.1)	(0.8)	(2.9)

Accrued termination and severance costs—May 2, 2004	$4.9	$0.1	$5.0

Streamline.    In fiscal 2001, the Company was involved in an initiative named “Streamline”, which included the closure of tuna operations in Puerto Rico, the consolidation of wet pet food production to Bloomsburg, PA (which resulted in the cessation of wet pet food production at the Terminal Island, CA facility) and the divestiture of the U.S. fleet of fishing boats and related equipment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

During fiscal 2002, the Company recognized restructuring charges and implementation costs totaling $5.5, of which pretax charges of $4.9 were classified as cost of products sold and $0.6 as SG&A expense. The fiscal 2002 restructuring charge includes a net reversal of $2.4 pretax to reflect revisions in original cost estimates, primarily related to the Terminal Island, CA facility. The major components of the restructuring charge and implementation costs and the remaining accrual balance as of April 27, 2003 and May 1, 2002 are as follows:

	Non-cash Asset Write Downs	Employee Termination and Severance Costs	Accrued Exit Costs	Implemen- tation Costs	Total
Accrued restructuring costs—May 2, 2001	$—	$18.1	$47.4	$—	$65.5
Restructuring and implementation costs—Fiscal 2002	5.4	(0.5)	(7.3)	7.9	5.5
Amounts utilized—Fiscal 2002	(5.4)	(17.2)	(29.6)	(7.9)	(60.1)

Accrued restructuring costs—May 1, 2002	—	0.4	10.5	—	10.9
Restructuring and implementation costs—Fiscal 2003	—	—	—	—	—
Amounts utilized—Fiscal 2003**	—	(0.4)	(10.5)	—	(10.9)

Accrued restructuring costs—April 27, 2003	$—	$—	$—	$—	$—

**	Restructuring reserves remaining at December 20, 2002 were excluded from liabilities assumed by Del Monte in connection with the Merger. In connection with the Spin-off, Heinz retained any remaining reserves and all associated outstanding obligations related to Project Streamline.

During fiscal 2002, the Company utilized $46.8 of severance and exit cost accruals, principally related to the closure of tuna operations in Puerto Rico, ceasing pet food production in the Terminal Island, CA facility and its global overhead reduction plan.

Non-cash asset write-downs consisted primarily of long-term asset impairments based on third-party appraisals, contracted sales prices or management’s estimate of salvage value. Employee termination and severance costs were primarily related to involuntary terminations and represented cash termination payments to be paid to affected employees as a direct result of the restructuring program. Exit costs were primarily contractual obligations incurred as result of the Acquired Businesses’ decision to exit these facilities. Implementation costs were recognized as incurred and consisted of incremental costs directly related to the implementation of the Streamline initiative, including idle facility costs, consulting fees and asset relocation costs.

By the end of fiscal 2001, the Company had completed the closure of tuna operations in Puerto Rico, ceased production of wet pet food at the Terminal Island, CA facility and sold the U.S. fleet of fishing boats and related equipment. In fiscal 2002, the Company continued, and substantially completed, the global overhead reduction plan, primarily in North America.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Operation Excel.    In fiscal 1999, the Company was involved in an initiative named “Operation Excel”, which consisted of the following initiatives: the Puerto Rico tuna processing facility was downsized; the Pittsburgh, PA factory production was focused on soup and baby food production; and the El Paso, TX pet snacks facility was closed and production was transferred to the Topeka, KS factory and to co-packers. In addition, the realignment of management teams resulted in the relocation of the tuna and pet products headquarters from Newport, KY to Pittsburgh, PA.

The major components of the restructuring charges and implementation costs and the remaining accrual balances as of May 2, 2004, April 27, 2003 and May 1, 2002 are as follows:

	Employee Termination and Severance Costs	Accrued Exit Costs	Total
Accrued restructuring costs—May 2, 2001	$0.6	$5.4	$6.0
Amounts utilized—Fiscal 2002	(0.6)	(2.0)	(2.6)

Accrued restructuring costs—May 1, 2002	—	3.4	3.4
Amounts utilized—Fiscal 2003	—	—	—

Accrued restructuring costs—April 27, 2003	—	3.4	3.4
Amounts utilized—Fiscal 2004	—	(0.2)	(0.2)

Accrued restructuring costs—May 2, 2004	$—	$3.2	$3.2

During fiscal 2002, the Acquired Businesses substantially completed Operation Excel and utilized approximately $2.6 million of severance and exit accruals. The utilization of the accruals related principally to lease obligations and employee terminations. The remaining reserve at May 2, 2004 is related to environmental remediation.

Severance charges were primarily related to involuntary terminations and represented cash termination payments paid to affected employees as a direct result of the restructuring program. Non-cash pension and postretirement benefit charges related to the approved projects were also included as a component of total severance costs. Exit costs were primarily related to contract and lease termination costs.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 11.    Retirement Benefits

Defined Benefit Plans.    Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, measured at the end of fiscal 2004 and fiscal 2003, are as follows:

	Pension Benefits		Other Benefits
	May 2, 2004	April 27, 2003	May 2, 2004	April 27, 2003
Change in benefit obligation:
Benefit obligation beginning of year	$366.8	$43.5	$173.7	$25.0
Service cost	7.8	2.2	5.3	1.6
Interest cost	22.9	7.5	10.7	3.5
Merger	—	306.3	—	135.5
Amendments	—	3.4	(41.0)	(0.4)
Actuarial (gain)/loss	(1.4)	11.8	12.5	11.0
Benefits paid	(30.5)	(7.9)	(7.5)	(2.5)

Benefit obligation end of year	$365.6	$366.8	$153.7	$173.7

Accumulated benefit obligation	$360.9	$362.0
Change in plan assets:
Fair value of plan assets beginning of year	$272.2	$40.6	$—	$—
Merger	—	235.1	—	—
Actual gain on plan assets	54.1	4.5	—	—
Employer contributions	4.4	—	7.5	2.5
Benefits paid	(30.5)	(8.0)	(7.5)	(2.5)

Fair value of plan assets end of year	$300.2	$272.2	$—	$—

Funded status	$(65.4)	$(94.6)	$(153.7)	$(173.7)
Unrecognized net actuarial (gain)/loss	(7.3)	25.3	25.4	12.9
Unrecognized prior service cost	7.3	8.5	(41.8)	(1.2)

Net amount recognized	$(65.4)	$(60.8)	$(170.1)	$(162.0)

Amounts recognized in the consolidated balance sheet consist of:
Pension liability	$(76.4)	$(89.7)	$(170.1)	$(162.0)
Other non-amortizable intangible assets	7.3	8.5	—	—
Other comprehensive loss	3.7	20.4	—	—

Net amount recognized	$(65.4)	$(60.8)	$(170.1)	$(162.0)

WEIGHTED AVERAGE ASSUMPTIONS AS OF END OF YEAR
Discount rate used in determining projected benefit obligation	6.25%	6.25%	6.25%	6.25%
Rate of increase in compensation levels	4.94%	4.94%
Long-term rate of return on assets	8.75%	8.97%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

The components of net periodic pension cost for pension benefit plans and other benefit plans for fiscal 2004 and fiscal 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost for benefits earned during the period	$7.8	$2.2	$5.3	$1.6
Interest cost on projected benefit obligation	22.9	7.5	10.7	3.5
Expected return on plan assets	(23.5)	(8.3)	—	—
Amortization of prior service cost	1.7	0.3	(0.4)	(0.1)

Total benefit cost	$8.9	$1.7	$15.6	$5.0

Prior to the Merger, employees of the Acquired Businesses participated in certain defined benefit pension plans, multi-employer plans and defined contribution plans sponsored by Heinz (“the Heinz plans”). In addition, the Acquired Businesses provided post-retirement health care and life insurance benefits for employees who met the eligibility requirements of the Heinz plans. Heinz charged the Acquired Businesses for the costs of these plans as determined by actuarial valuations. In fiscal 2003, $1.4 and $2.3 of expenses were included in the consolidated statements of income of the Acquired Businesses for the defined benefit pension plans and the defined benefit postretirement plans, respectively. In fiscal 2002, $0.6 of income and $3.8 of expense were included in the consolidated statements of income of the Acquired Businesses for the defined benefit pension plans and the defined benefit postretirement plans, respectively. Additionally, Heinz would administer these plans as part of the services provided under the transition service agreement for up to two years after the Merger. Certain employment and benefit related assets and liabilities associated with employees of the Acquired Businesses transferred to Del Monte as a result of the Merger.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2005	$29.7	$7.2
2006	29.9	7.6
2007	30.5	7.2
2008	31.0	8.2
2009	31.7	9.2
Thereafter	169.4	62.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The asset allocation of the pension benefits is as follows:

	Pension Benefits
	2004	2003
Equity Securities	50%	43%
Debt Securities	40%	48%
Other	10%	9%

Total	100%	100%

For measurement purposes, an 11.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization (“PPO”) plan and associated indemnity plans for fiscal 2004. The rate of increase is assumed to decline gradually to 5.0% over the next seven years and remain at that level thereafter. For health maintenance organization (“HMO”) plans, a 15.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004. The rate of increase is assumed to decline gradually to 5.0% over the next nine years and then remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of May 2, 2004 by $19.2 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.4. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of May 2, 2004 by $15.9 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.0.

Defined Contribution Plans.    Del Monte participates in two defined contribution plans. Prior to February 1, 2004, the Company also participated in two Heinz defined contribution plans. On February 1, 2004, the assets on behalf of Del Monte employees who were participating in the Heinz defined contribution plans were transferred to the Del Monte defined contribution plans (the “Asset Transfer”). Company contributions to these defined contribution plans are based on employee contributions and compensation. Contributions under these plans totaled $9.9 and $3.4 for fiscal 2004 and fiscal 2003, respectively.

Prior to the Merger, eligible employees of the Acquired Businesses participated in two Heinz defined contribution plans. Heinz charged the Acquired Businesses for the costs of the plans as determined by the plans’ trustee. The Company expensed $8.6, $4.2 and $5.5 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. After the Merger, Del Monte became a participating employer in these plans. Included in the fiscal 2004 expense is $2.9 of expense incurred subsequent to the Asset Transfer.

Multi-employer Plans.    Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The contributions to multi-employer plans were $6.0 and $1.6 for fiscal 2004 and fiscal 2003, respectively.

Other Plans.    The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans comply with IRS rules for nonqualified plans.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 12.    Related Party Transactions

DMC is a directly and wholly owned subsidiary of Del Monte Foods Company. DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of May 2, 2004, DMFC’s sole asset was the stock of DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. The Company is separately liable under various full and unconditional guarantees of indebtedness of DMC.

Transactions with Heinz and its Affiliates.    The Merger was accounted for as a reverse acquisition in which SKF was treated as the acquirer. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. While under Heinz management, costs were charged to the Acquired Businesses for shared-services functions, corporate overhead, health insurance costs and various other expenses. These allocated costs are included in SG&A expense in the consolidated statements of income for the year ended April 27, 2003.

Transactions with Texas Pacific Group.    Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the year ended May 2, 2004, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG has the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3, in accordance with the TPG request, covering 24,341,385 shares of the Company’s common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated the Company’s quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, the Company, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of the Company’s common stock covered by the shelf registration statement for $10.08 per share. The Company did not receive any proceeds from the sale. To date, the Company has incurred expenses of approximately $0.1 in connection with performing its obligations under the Stockholder Rights Agreement.

Transactions with Management.    In 1998, the Company sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.2 in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to the Company in full, including interest thereon in accordance with

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of the Company’s directors or executive officers or members of their immediate families, during fiscal 2004.

Note 13.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2004	2003	2002
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$233.9	$182.4	$252.5
Foreign	17.3	13.0	3.4

	$251.2	$195.4	$255.9

Income tax provision:
Current:
U.S. federal and U.S. possessions	$46.0	$27.6	$29.7
State and foreign	8.4	7.2	7.4

Total current	54.4	34.8	37.1

Deferred:
U.S. federal and U.S. possessions	33.6	22.9	40.1
State and foreign	2.5	7.5	2.8

Total deferred	36.1	30.4	42.9

	$90.5	$65.2	$80.0

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	May 2, 2004	April 27, 2003
Deferred tax assets:
Post employment benefits	$66.3	$62.9
Pension liability	30.8	35.5
Reserves not currently deductible	14.2	20.3
Workers’ compensation	11.8	10.7
Net operating loss and tax credit carry forwards	37.3	51.8
Other	34.6	40.8

Gross deferred tax assets	195.0	222.0
Valuation allowance	—	(0.2)

Net deferred tax assets	195.0	221.8

Deferred tax liabilities:
Depreciation/amortization	144.1	128.4
Intangible assets	232.4	225.5
Inventory	24.1	44.9
Other	12.3	9.3

Gross deferred tax liabilities	412.9	408.1

Net deferred tax liability	$(217.9)	$(186.3)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

At May 2, 2004, the Company did not have a valuation allowance for foreign net operating loss carryforwards, due to utilization of such foreign losses in the current year. The net change in valuation allowance for the year ended May 2, 2004 was a decrease of $0.2. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future based on projected future taxable income.

The differences between the actual provision for income taxes and the expected provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2004	2003	2002
Expected income taxes computed at the statutory U.S. federal income tax rate	$87.9	$68.4	$89.6
Taxes on foreign income at rates different than U.S. federal income tax rates	1.5	0.2	(5.0)
State taxes, net of federal benefit	6.9	3.0	5.2
Earnings repatriation	—	—	3.4
Foreign losses	—	—	5.8
Tax from change in combined state tax rates	—	5.9	—
Tax on income of U.S. Possessions’ subsidiaries	(5.9)	(11.5)	(4.7)
Other	0.1	(0.8)	(14.3)

Actual provision for income taxes	$90.5	$65.2	$80.0

As of May 2, 2004, the Company had net operating loss carryforwards of $83.3 for U.S. tax purposes, which will expire between 2012 and 2023, $106.9 for state purposes, which will expire between 2006 and 2017 and tax credits of $6.0, which will expire between 2009 and 2012.

The Company made income tax payments of $43.2 and $15.6 for the years ended May 2, 2004 and April 27, 2003, respectively. Prior to December 20, 2002, the parent company of the Acquired Businesses made tax payments, if any, attributable to the Acquired Businesses.

Note 14.     Parent Company’s Investment and Stockholders’ Equity

The following table presents the activity in the parent company’s investment account from May 2, 2001 through April 27, 2003:

Balance at May 2, 2001	$1,593.4
Net parent settlements	(180.8)
Net income	180.0

Balance at May 1, 2002	1,592.6
Net parent settlements (pre-Merger)	(141.4)
Net income (pre-Merger)	113.2

Balance at December 20, 2002	1,564.4
Spin-off transaction	(1,564.4)

Balance at April 27, 2003	$—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The parent company ceased to exist after December 20, 2002, therefore there has been no activity in the parent company’s investment account subsequent to that date. As such, the balance was zero at May 2, 2004.

Prior to the Merger, the parent company’s investment account represented the original investment by Heinz adjusted for accumulated net income or loss, dividends, capital contributions, inter-company accounts, other comprehensive income and current federal and state income taxes payable. Upon the completion of the Spin-off the parent company’s investment was exchanged for SKF common stock and the balance in the parent company investment was eliminated. On the date of the Merger, each share of SKF common stock was converted into 0.4466 shares of Del Monte common stock, resulting in the issuance of 156.9 million shares of Del Monte common stock.

Note 15.    Commitments and Contingencies

Lease Commitments.    The Company leases certain property, equipment and office and plant facilities. At May 2, 2004, the aggregate minimum rental payments required under operating leases were as follows:

2005	$49.0
2006	40.5
2007	32.3
2008	27.6
2009	23.9
Thereafter	126.5

Rent expense related to operating leases was $60.3 in fiscal 2004, comprised of $50.1 related to minimum rentals and $10.2 related to contingent rentals. Rent expense related to operating leases was $55.4 and $12.3 in fiscal 2003 and fiscal 2002, respectively. Contingent rentals relate to operating leases for certain equipment, for which rental expense is calculated based on equipment usage.

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

Lease Financing.    During fiscal 2003, the Company repaid all of its synthetic lease obligations. Prior to the Merger, the synthetic lease obligations covering certain warehouses and equipment associated with the Acquired Businesses were terminated for $97.6. During fiscal 2003, the synthetic lease obligations covering certain warehouses associated with the pre-Merger DMC were terminated for $37.9.

Supply Agreements.    The Company has a supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $44.8 and $12.7 in fiscal 2004 and fiscal 2003, respectively. The Company expects to purchase approximately $38.4 of product in fiscal 2005 under this supply agreement for pineapple products.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by Tri-Marine International, Inc., an unaffiliated entity. Total purchases under this agreement are typically between $35.0 and $40.0 and were $36.4 for fiscal 2004. Total annual purchases to be made under this agreement are approximately $40.0. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in April 2011.

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet and tuna products. Total annual purchases made under this agreement are currently approximately $127.0. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. The current term of the Impress supply agreement expires in August 2010. The principal agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products’ metal food and beverage containers in the United States from Silgan. Annual purchases under this agreement currently total approximately $207.0. There is a second agreement with Silgan pursuant to which Silgan supplies cans and ends for soup and broth products. Current purchases under this agreement are approximately $29.0. The Company also has an agreement with an affiliate of Silgan pursuant to which the Silgan affiliate supplies all of Del Monte’s requirements for metal closure for baby food containers. Current annual purchases under this agreement, which expires on April 30, 2006, are approximately $4.0. Pricing under the Impress agreement and Silgan agreements is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreements were amended in fiscal 2004 to extend the term of these contracts to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the two contracts.

Information Systems Agreement.    The Company has a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide services and administration in support of its information services functions for its Del Monte Brands business. Monthly payments are based on scheduled costs for services, a portion of which is subject to an inflation adjustment. The agreement expires in November 2012. The Company may terminate the contract at any time after November 2003 by providing at least six months written notice to EDS. A termination fee is applicable to early termination of the contract. Total payments to EDS were $12.6 and $5.2 for fiscal 2004 and fiscal 2003, respectively.

Grower Commitments.    The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $132.0 and $9.2 for fiscal 2004 and fiscal 2003, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

At May 2, 2004, aggregate future payments under such purchase commitments (priced at May 2, 2004 estimated costs) are estimated as follows:

2005	$125.9
2006	47.4
2007	44.1
2008	40.3
2009	38.4
Thereafter	98.7

Union Contracts.    The Company has 16 collective bargaining agreements with 15 union locals covering approximately 58% of its full time and seasonal employees. Of these employees, less than 1% is covered under two collective bargaining agreements scheduled to expire in fiscal 2005, and approximately 24% are covered under collective bargaining agreements scheduled to expire in fiscal 2006. These agreements are subject to negotiation and renewal. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under the Company’s collective bargaining agreements with labor unions, it could materially adversely affect the Company’s operations.

Legal Proceedings.

The Company is a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001 pursuant to the Separation Agreement. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 5, 2004, the Court of Appeals heard oral argument on the appeal.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the plaintiff’s allegations. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including the Company. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the Attorney General’s allegations. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the Merger Agreement. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleges that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. On September 11, 2003, the court granted, in part, the Company’s motion for summary judgment and dismissed two of the plaintiff’s causes of action. The court denied the Company’s motion for summary judgment as to a cause of action for breach of contract, which is the only remaining cause of action. The Company believes that it has adequate insurance coverage to cover any material liability, fees and cost that may be incurred with respect to this litigation. The Company disputes the plaintiff’s allegations.

The Company filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. The Company elected to opt-out of the class action and file suit separately. The Company is seeking to recover damages sustained as a result of this alleged conspiracy. At this time, the Company cannot reasonably estimate the potential recovery, if any.

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at the Company’s Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to the acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9. The power plant is operated by a third-party operator under contract with Del Monte. The Company expects to be indemnified by the third-party operator for a portion of any fines or penalties ultimately imposed. The Company disputes the allegations and believes to have accrued adequate reserves to cover any material liability that may result from these proceedings.

The Company is a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that Del Monte is responsible for personal injuries sustained as a result of an accident that occurred at the Company’s manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

compensatory and punitive damages in the amount of $10.0. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. The Company believes that it has adequate insurance coverage to cover any material compensatory damages that may be incurred with respect to this litigation; punitive damages are generally not covered by insurance. The Company disputes the plaintiff’s allegations.

The Company is a defendant in an action brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming is seeking a total of $18.0 in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleges it is entitled under various trade promotion programs. Del Monte previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to the Company. The Company believes to have accrued adequate reserves to cover any material liability and bad debt that may result from these proceedings. Del Monte disputes Fleming’s allegations. Fleming has filed a motion for summary judgment on part of the claim. The Company has filed a cross-motion for summary judgment on the same part of the claim.

The Company is also involved from time to time in various legal proceedings incidental to its business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on the Company’s financial position.

Note 16.     Segment Information

During the first quarter of fiscal 2004, the Company changed its operating and reportable segments to more closely reflect how the Company manages its business. Previously, the Company had the following five operating segments: Del Monte Brands, Seafood, Pet Food, Veterinary Pet, and Soup and Infant Feeding. During fiscal 2004, the Soup and Infant Feeding operating segment was merged into the following operating segments: (1) broth and infant feeding products became part of the Del Monte Brands operating segment; and (2) private label soup products became part of the Seafood operating segment (renamed the StarKist Brands operating segment).

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

During the fourth quarter of fiscal 2004, the Company sold certain assets formerly included in the Veterinary Pet operating segment including the rights to IVD and Medi-Cal brands, the Techni-

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Cal brand in the United States and Canada and related inventories. Accordingly, the veterinary pet operating segment’s financial information will no longer be reported as a component of the Pet Products reportable segment. Prior period segment information has been reclassified to conform to the new presentation.

The Company now has the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

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

The following tables present financial information about the Company’s reportable segments:

	Fiscal Year
	2004	2003	2002
Net Sales:
Consumer Products	$2,340.6	$1,333.8	$881.7
Pet Products	789.3	758.5	858.2

Total company	$3,129.9	$2,092.3	$1,739.9

Operating Income:
Consumer Products	$252.9	$111.8	$116.8
Pet Products	159.7	147.8	149.8
Corporate (a)	(34.1)	(14.5)	(11.9)

Total company	$378.5	$245.1	$254.7

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of May 2, 2004, the Company’s goodwill was comprised of $215.4 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. As of April 27, 2003, the Company’s goodwill was comprised of $240.3 related to the Consumer Products reportable segment and $555.4 related to the Pet Products reportable segment. See Note 10 for accrued termination and severance costs detailed by reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Revenues from foreign countries

The following table presents domestic and foreign and export sales:

	Fiscal Year
	2004	2003	2002
Net sales—United States	$3,034.0	$2,040.1	$1,707.4
Net sales—foreign and export	95.9	52.2	32.5

Total net sales	$3,129.9	$2,092.3	$1,739.9

Percentage of sales:
United States	97%	98%	98%
Foreign and export	3%	2%	2%

Note 17.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In December 2002, DMC issued $450.0 of 8.625% Senior Subordinated Notes Due 2012, which were fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by all material direct and indirect U.S. subsidiaries of DMC, as defined in the indenture governing the Notes. The issuer and subsidiary guarantors are 100% owned by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to the parent company, limiting Del Monte’s ability to pay cash dividends. Presented below are Consolidating Balance Sheets as of May 2, 2004 and April 27, 2003, Consolidating Statements of Income and Statements of Cash Flow for the fiscal years ended May 2, 2004, April 27, 2003 and May 1, 2002 of Del Monte Foods Company (Parent Company), Del Monte Corporation (Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-guarantors):

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING BALANCE SHEET

MAY 2, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2.5	$31.5	$—	$2.3	$—	$36.3
Trade accounts receivable, net of allowance	—	211.8	0.9	9.6	—	222.3
Inventories	—	794.5	15.0	28.6	(14.6)	823.5
Deferred tax assets	—	10.8	—	—	(2.5)	8.3
Prepaid expenses and other current assets	—	136.1	0.3	0.6	(4.2)	132.8
Assets of discontinued operations	—	—	—	2.5	—	2.5

TOTAL CURRENT ASSETS	2.5	1,184.7	16.2	43.6	(21.3)	1,225.7

Property, plant and equipment, net	—	750.3	62.1	8.5	—	820.9
Goodwill and intangible assets, net	—	1,354.8	—	11.2	(10.0)	1,356.0
Other assets, net	1,128.9	325.3	208.9	21.7	(1,627.7)	57.1

TOTAL ASSETS	$1,131.4	$3,615.1	$287.2	$85.0	$(1,659.0)	$3,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2.5	$390.8	$8.6	$30.3	$(5.0)	$427.2
Short-term borrowings	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	6.3	—	—	—	6.3

TOTAL CURRENT LIABILITIES	2.5	397.1	8.6	31.1	(5.0)	434.3

Long-term debt	—	1,369.5	—	—	—	1,369.5
Deferred tax liabilities	—	227.8	0.6	(2.2)	—	226.2
Other non-current liabilities	—	491.8	—	—	(191.0)	300.8

TOTAL LIABILITIES	2.5	2,486.2	9.2	28.9	(196.0)	2,330.8

Stockholders’ equity:
Common stock	2.1	—	0.1	20.4	(20.5)	2.1
Notes receivable from stockholders	—	—	—	—	—	—
Additional paid-in capital	943.6	942.1	161.4	2.5	(1,106.0)	943.6
Accumulated other comprehensive loss	(1.7)	(1.7)	—	8.6	(6.9)	(1.7)
Retained earnings	184.9	188.5	116.5	24.6	(329.6)	184.9

TOTAL STOCKHOLDERS’ EQUITY	1,128.9	1,128.9	278.0	56.1	(1,463.0)	1,128.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131.4	$3,615.1	$287.2	$85.0	$(1,659.0)	$3,459.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING BALANCE SHEET

APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.3	$0.4	$3.0	$—	$42.7
Trade accounts receivable, net of allowance	—	208.3	0.9	13.3	(0.1)	222.4
Inventories	—	736.8	18.1	28.1	(15.0)	768.0
Deferred tax assets	—	16.4	—	—	—	16.4
Prepaid expenses and other current assets	—	62.8	20.7	4.3	(3.1)	84.7
Assets of discontinued operations	—	18.1	—	68.1	—	86.2

TOTAL CURRENT ASSETS	—	1,081.7	40.1	116.8	(18.2)	1,220.4

Property, plant and equipment, net	—	791.2	63.2	9.3	(0.7)	863.0
Goodwill and Intangible assets, net	—	1,384.5	—	10.7	(9.4)	1,385.8
Other assets, net	949.6	441.2	167.1	0.3	(1,482.5)	75.7

TOTAL ASSETS	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$396.1	$6.8	$33.0	$(3.7)	$432.4
Short-term borrowings	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	11.5	—	—	—	11.5

TOTAL CURRENT LIABILITIES	0.2	407.6	6.8	33.6	(3.7)	444.5

Long-term debt	—	1,635.3	—	—	—	1,635.3
Deferred tax liabilities	—	203.1	0.6	0.5	(1.5)	202.7
Other non-current liabilities	—	503.0	—	0.1	(190.1)	313.0

TOTAL LIABILITIES	0.2	2,749.0	7.4	34.2	(195.3)	2,595.5

Stockholders' equity:
Common stock	2.1	—	0.1	78.1	(78.2)	2.1
Notes receivable from stockholders	(0.4)	—	—	—	—	(0.4)
Additional paid-in capital	937.0	938.4	179.9	12.0	(1,130.3)	937.0
Accumulated other comprehensive income (loss)	(9.6)	(9.6)	—	4.2	5.4	(9.6)
Retained earnings	20.3	20.8	83.0	8.6	(112.4)	20.3

TOTAL STOCKHOLDERS’ EQUITY	949.4	949.6	263.0	102.9	(1,315.5)	949.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949.6	$3,698.6	$270.4	$137.1	$(1,510.8)	$3,544.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 2, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$3,097.6	$312.1	$174.2	$(454.0)	$3,129.9
Cost of products sold	—	2,326.6	276.4	148.0	(456.6)	2,294.4
Selling, general and administrative expense	3.1	443.9	0.8	9.4	(0.2)	457.0

OPERATING INCOME	(3.1)	327.1	34.9	16.8	2.8	378.5
Interest expense (income)	—	131.9	—	(2.9)	—	129.0
Other income	—	(1.5)	—	—	(0.2)	(1.7)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(3.1)	196.7	34.9	19.7	3.0	251.2
Provision for income taxes	—	82.7	1.4	2.8	3.6	90.5
Equity in undistributed earnings of subsidiaries	167.7	49.4			(217.1)	—

Income from continuing operations	164.6	163.4	33.5	16.9	(217.7)	160.7
Discontinued operations (net of tax)	—	4.3	—	(0.9)	0.5	3.9

NET INCOME	$164.6	$167.7	$33.5	$16.0	$(217.2)	$164.6

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,065.1	$306.1	$146.8	$(425.7)	$2,092.3
Cost of products sold	—	1,568.6	257.1	134.6	(426.7)	1,533.6
Selling, general and administrative expense	0.5	298.6	1.0	6.1	7.4	313.6

OPERATING INCOME	(0.5)	197.9	48.0	6.1	(6.4)	245.1
Interest expense (income)	—	46.4	(1.1)	—	—	45.3
Other expense	—	4.2	—	0.2	—	4.4

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.5)	147.3	49.1	5.9	(6.4)	195.4
Provision for income taxes	—	62.9	5.5	(0.3)	(2.9)	65.2
Equity in undistributed earnings of subsidiaries	134.0	51.0	—	—	(185.0)	—

Income from continuing operations	133.5	135.4	43.6	6.2	(188.5)	130.2
Discontinued operations (net of tax)	—	(1.4)	—	4.8	(0.1)	3.3

NET INCOME	$133.5	$134.0	$43.6	$11.0	$(188.6)	$133.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 1, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,692.5	$293.6	$110.8	$(357.0)	$1,739.9
Cost of products sold	—	1,230.7	256.9	98.1	(343.5)	1,242.2
Selling, general and administrative expense	—	234.6	1.0	7.4	—	243.0

OPERATING INCOME	—	227.2	35.7	5.3	(13.5)	254.7
Other expense (income)	—	(14.1)	—	7.2	5.7	(1.2)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	—	241.3	35.7	(1.9)	(19.2)	255.9
Provision for income taxes	—	79.8	3.8	(2.4)	(1.2)	80.0
Equity in undistributed earnings of subsidiaries	—	19.3	—	—	(19.3)	—

Income from continuing operations	—	180.8	31.9	0.5	(37.3)	175.9
Discontinued operations (net of tax)	—	(0.8)	—	4.9		4.1

NET INCOME	$—	$180.0	$31.9	$5.4	$(37.3)	$180.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED MAY 2, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$164.6	$167.7	$33.5	$16.0	$(217.2)	$164.6
Income from discontinued operations	—	(4.3)	—	0.9	(0.5)	(3.9)

Income from continuing operations	164.6	163.4	33.5	16.9	(217.7)	160.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities:	(164.2)	63.0	16.7	(20.9)	217.7	112.3

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	0.4	226.4	50.2	(4.0)	—	273.0

INVESTING ACTIVITIES:
Capital expenditures	—	(75.3)	(5.6)	(1.8)	—	(82.7)
Proceeds from disposal of property, plant and equipment	—	81.5	—	—	—	81.5
Net cash acquired in Merger	—	—	—	—	—	—
Dividends from subs	—	45.0	—	—	(45.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	51.2	(5.6)	(1.8)	(45.0)	(1.2)

FINANCING ACTIVITIES:
Net parent settlements	—	—	—	—	—	—
Proceeds from short-term borrowings	—	335.4	—	0.3	—	335.7
Payments on short-term borrowings	—	(335.5)	—	—	—	(335.5)
Proceeds from long-term borrowings	—	57.4	—	—	—	57.4
Principal payments on long-term debt	—	(333.6)	—	—	—	(333.6)
Payments of debt related costs	—	(9.1)	—	—	—	(9.1)
Dividends paid	—		(45.0)		45.0	—
Issuance of stock	2.1	—	—	—	—	2.1
Return of capital to Heinz	—	—	—	—	—	—
Other items, net	—	—	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2.1	(285.4)	(45.0)	0.3	45.0	(283.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	—	4.5	—	4.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.5	(7.8)	(0.4)	(0.7)	—	(6.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	39.3	0.4	3.0	—	42.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.5	$31.5	$0.0	$2.3	$—	$36.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED APRIL 27, 2003

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$133.5	$134.0	$43.6	$11.0	$(188.6)	$133.5
Income from discontinued operations	—	1.4	—	(4.8)	0.1	(3.3)

Income from continuing operations	133.5	135.4	43.6	6.2	(188.5)	130.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities:	(133.5)	342.2	(28.3)	(14.9)	195.2	360.7

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	477.6	15.3	(8.7)	6.7	490.9

INVESTING ACTIVITIES:
Capital expenditures	—	(190.8)	(5.0)	—	—	(195.8)
Proceeds from disposal of property, plant and equipment	—	2.0	—	—	—	2.0
Net cash acquired in Merger	—	7.0	—	—	—	7.0
Dividends from subs		9.9			(9.9)	—
Other items, net	—	13.3	—	—		13.3

NET CASH (USED IN) INVESTING ACTIVITIES	—	(158.6)	(5.0)	—	(9.9)	(173.5)

FINANCING ACTIVITIES:
Net parent settlements	—	(141.4)	—	—	—	(141.4)
Proceeds from short-term borrowings	—	121.7	—	—	—	121.7
Payments on short-term borrowings	—	(203.2)	—	—	—	(203.2)
Proceeds from long-term borrowings	—	1,095.0	—	—	—	1,095.0
Principal payments on long-term debt	—	(356.5)	—	—	—	(356.5)
Payments of debt related costs		(36.8)				(36.8)
Dividends paid	—	—	(9.9)	—	9.9	—
Issuance of stock		0.2				0.2
Return of capital to Heinz	—	(770.0)	—	—	—	(770.0)
Other items, net	—	5.8	—	—	—	5.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(285.2)	(9.9)	—	9.9	(285.2)

Effect of exchange rate changes on cash and cash equivalents	—	6.6	—	6.6	(6.6)	6.6
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	(1.6)		5.1	(0.1)	3.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	38.8	0.4	3.0	0.0	42.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	0.5	—	—	—	0.5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$39.3	$0.4	$3.0	$0.0	$42.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED MAY 1, 2002

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
Net income	$—	$180.0	$31.9	$5.4	$(37.3)	$180.0
Income from discontinued operations	—	0.8	—	(4.9)	—	(4.1)

Income from continuing operations	—	180.8	31.9	0.5	(37.3)	175.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities:	—	(30.1)	12.9	(3.7)	39.2	18.3

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	150.7	44.8	(3.2)	1.9	194.2

INVESTING ACTIVITIES:
Capital expenditures	—	(12.8)	(5.2)	(1.0)	—	(19.0)
Proceeds from disposal of property, plant and equipment	—	1.0	—	0.4	—	1.4
Net cash acquired in Merger						—
Dividends from subs		43.4	—	—	(43.4)	—
Other items, net	—	(2.1)	—	—	—	(2.1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	29.5	(5.2)	(0.6)	(43.4)	(19.7)

FINANCING ACTIVITIES:
Net parent settlements	—	(180.8)	—	—	—	(180.8)
Proceeds from short-term borrowings						—
Payments on short-term borrowings						—
Proceeds from long-term borrowings						—
Principal payments on long-term debt						—
Payments of debt related costs						—
Dividends paid	—	—	(40.0)	(3.4)	43.4	—
Issuance of stock						—
Return of capital to Heinz						—
Other items, net						—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(180.8)	(40.0)	(3.4)	43.4	(180.8)

Effect of exchange rate changes on cash and cash equivalents	—	1.9	—	1.9	(1.9)	1.9
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS		(0.8)		4.5		3.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	0.5	(0.4)	(0.8)	0.0	(0.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	0.4	0.8	—	1.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$0.5	$0.0	$—	$0.0	$0.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2004

(In millions, except share and per share data)

Note 18.    Quarterly Results of Operations (unaudited)(1)(2)

	First	Second	Third	Fourth
2004
Net sales	$611.3	$791.6	$811.1	$915.9
Operating income	51.5	91.5	115.1	120.4
Net income	14.3	40.2	53.5	56.6
Per share data:
Basic earnings per share	$0.07	$0.19	$0.26	$0.27
Diluted earnings per share	$0.07	$0.19	$0.25	$0.27

2003
Net sales	$346.1	$452.1	$537.3	$756.8
Operating income	45.9	74.3	57.6	67.3
Net income	33.2	52.4	24.4	23.5
Per share data:
Basic earnings per share	$0.21	$0.33	$0.13	$0.11
Diluted earnings per share	$0.21	$0.33	$0.13	$0.11

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	The third and fourth quarter of fiscal 2003 reflect the post-Merger operations of the combined Company since December 20, 2002, while all previous quarters reflect only the operations of the Acquired Businesses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No additional disclosure required.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this annual report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, President, Chief Executive Officer and Director (our “CEO”) and our Executive Vice President, Administration and Chief Financial Officer (our “CFO”).

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this annual report on Form 10-K. This “Controls and Procedures” section of the annual report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on the Controls Evaluation, and in light of the foregoing discussion, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective and were operating at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, our “2004 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11.    Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Employment and Other Arrangements,” and “Compensation Committee Interlocks and Insider Participation” in our 2004 Proxy Statement is incorporated in this section by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2004 Proxy Statement is incorporated in this section by reference.

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders appearing in Item 5 of this annual report on Form 10-K is incorporated in this section by reference.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” in our 2004 Proxy Statement is incorporated in this section by reference.

Item 14.    Principal Accountant Fees and Services

The information appearing under the headings “Auditor Fees” and “Policies and Procedures Relating to Approval of Services by Auditors” in our 2004 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 2, 2004 and April 27, 2003

Consolidated Statements of Income—Fiscal years ended May 2, 2004, April 27, 2003 and May 1, 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended May 2, 2004, April 27, 2003 and May 1, 2002

Consolidated Statements of Cash Flows—Fiscal years ended May 2, 2004, April 27, 2003 and May 1, 2002

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

(b)	Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter ended May 2, 2004:

(1)	The Company filed a current report on Form 8-K on February 2, 2004 under Item 5 and Item 7 to report a press release relating to its senior credit facilities.

(2)	The Company filed a current report on Form 8-K on February 6, 2004 under Item 5 and Item 7 to report a press release relating to an agreement entered into with Royal Canin for the sale of all of its rights in the IVD and Medi-Cal brands as well as its rights in the Techni-Cal brand in the United States and Canada.

(3)	The Company filed a current report on Form 8-K on February 9, 2004 under Item 7 to report an Amendment and Waiver No. 3 to the Credit Agreement and Amendment No. 1 to the DMFC Guaranty.

(4)	The Company filed a current report on Form 8-K on March 4, 2004 under Item 9 and Item 12 to report a press release discussing the Company’s results for its fiscal quarter ended January 25, 2004.

(5)	The Company filed a current report on Form 8-K on April 19, 2004 under Item 5 and Item 7 to report a press release relating to the completion of its sales of all of its rights in the IVD and Medi-Cal brands as well as its rights in the Techni-Cal brand in the United States and Canada, to Royal Canin.

(c)	See Item 15(a)3 above.

(d)	See Item 15(a)1 and 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL MONTE FOODS COMPANY

By:	/S/ RICHARD G. WOLFORD
Richard G. Wolford Chairman of the Board, President and Chief Executive Officer; Director

Date: July 9, 2004

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

Signature	Title	Date
/S/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	July 9, 2004

/S/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	July 9, 2004

/S/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	July 9, 2004

/S/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	July 9, 2004

/S/ TIMOTHY G. BRUER Timothy G. Bruer	Director	July 9, 2004

/S/ MARY R. HENDERSON Mary R. Henderson	Director	July 9, 2004

/S/ GERALD E. JOHNSTON Gerald E. Johnston	Director	July 9, 2004

/S/ TERENCE D. MARTIN Terence D. Martin	Director	July 9, 2004

/S/ JOE L. MORGAN Joe L. Morgan	Director	July 9, 2004

/S/ WILLIAM S. PRICE, III William S. Price, III	Director	July 9, 2004

/S/ DAVID R. WILLIAMS David R. Williams	Director	July 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (“2002 Form S-4”)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4)

*3.2	Bylaws of Del Monte Foods Company

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1/A No. 333-48235, filed July 28, 1998 (“1998 Form S-1”))

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as issuer of 9.25% Senior Subordinated Notes due 2011, Del Monte Foods Company, as guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.8 to the 2002 Form S-4)

4.6	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the quarterly report filed on Form 10-Q for the period ended January 29, 2003 (the “January 2003 10-Q”))

4.7	Specimen form of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the January 2003 10-Q)

4.8	First Supplemental Indenture dated as of December 20, 2002, among each of SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.4 to the January 2003 10-Q)

4.9	Second Supplemental Indenture, dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading (Pacific), Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.5 to the January 2003 10-Q)

10.1	Transaction Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.8 to the 2002 Form S-4)

Exhibit Number	Description
10.2	First Amendment to Transaction Advisory Agreement, dated as of June 13, 2002 (incorporated by reference to Exhibit 10.9 to the 2002 Form S-4)

10.3	Management Advisory Agreement, dated as of April 18, 1997, between Del Monte Corporation and TPG Partners, L.P. (incorporated by reference to Exhibit 10.10 to the 2002 Form S-4)

10.4	Placement Agreement, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.5	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.6	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.13 to the June 2002 10-K)

10.7	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.14 to the June 2002 10-K)

10.8	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.15 to the June 2002 10-K)

10.9	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.16 to the June 2002 10-K)

10.10	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.17 to the June 2002 10-K)

10.11	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the December 1999 10-Q)

10.12	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the June 30, 2002 10-K)

10.13	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

Exhibit Number	Description
10.14	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

10.15	Agreement for Information Technology Services, dated June 30, 2002, between Del Monte Corporation and Electronic Data Systems Corporation and EDS Information Services LLC (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the June 2002 10-K)

10.16	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the DMC Registration Statement)

10.17	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.18	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.19	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.20	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.21	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.22	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

*10.23	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit)

10.24	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

10.25	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226 (“2000 S-8”))**

10.26	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the 2000 S-8)**

Exhibit Number	Description
10.27	Retention Plan (adopted October 24, 2000) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended December 31, 2000)**

10.28	Del Monte Foods Annual Incentive Plan as amended May 6, 2003 and June 30, 2003 (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

10.29	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the DMC Registration Statement) **

10.30	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the DMC Registration Statement) **

10.31	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867) **

10.32	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

*10.33	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 **

10.34	Retention Agreement between Del Monte Corporation and David L. Meyers, dated November 1, 1991 (incorporated by reference to Exhibit 10.3 to the DMC Registration Statement)**

10.35	First Amendment to Retention Agreement of David L. Meyers, dated March 28, 2002 (incorporated by reference to the Exhibit 10.43 to the June 2002 10-K) **

10.36	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

10.37	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K) **

10.38	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K) **

10.39	Employment Agreement and Promissory Note of Wesley J. Smith (incorporated by reference to Exhibit 10.26 to the 1998 Form 10-K)**

10.40	First Amendment to Employment Agreement of Wesley J. Smith, dated July 1, 1999 (incorporated by reference to the Exhibit 10.48 to the June 2002 10-K) **

10.41	Second Amendment to Employment Agreement of Wesley J. Smith, dated March 26, 2002 (incorporated by reference to the Exhibit 10.49 to the June 2002 10-K) **

*10.42	Employment Agreement, dated March 10, 2003, between Del Monte Foods Company and Nils Lommerin**

10.43	Employment Agreement, dated March 28, 2002, between Del Monte Foods Company and Marc D. Haberman (incorporated by reference to the Exhibit 10.51 to the June 2002 10-K) **

Exhibit Number	Description
10.44	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JP Morgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the January 2003 10-Q) (“the Credit Agreement”)

10.45	First Amendment to the Credit Agreement, dated March 19, 2003 (incorporated by reference to Exhibit 10.44 to the April 2003 10-K)

10.46	Second Amendment to the Credit Agreement, dated April 23, 2003 (incorporated by reference to Exhibit 10.45 to the April 2003 10-K)

10.47	Third Amendment to the Credit Agreement, dated January 30, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K No. 001-14335 filed on February 9, 2004)

10.48	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.2 to the January 2003 10-Q)

10.49	Subsidiary Guarantee Agreement, dated as of December 20, 2002, between the Subsidiaries and the Secured Parties as defined in the Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.47 to the April 2003 10-K)

10.50	Security Agreement. dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the January 2003 10-Q)

10.51	Supply Agreement, dated August 13, 2000, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.54	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company (incorporated by reference to Exhibit 10.5 to the January 2003 10-Q)

*10.55	Letter Agreement Regarding Product Prices and Pricing Model, amending the Supply Agreement, dated as of December 9, 2003, between Del Monte Corporation and Impress Metal Packaging Holdings, B.V. (confidential treatment has been requested as to portions of the Exhibit)

10.56	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.57	Del Monte Foods Company 2002 Stock Incentive Plan, effective December 20, 2002 (incorporated by reference to Exhibit 10.7 to the January 2003 10-Q)

10.58	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 Form S-4)

10.59	Employee Benefits Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of the 2002 Form S-4)

10.60	Tax Separation Agreement among Del Monte Foods Company, H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of the 2002 Form S-4)

*12	Statement re: Computation of Ratio of Earnings to Fixed Charges

Exhibit Number	Description
18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the quarterly report filed on Form 10-Q for the period ended July 27, 2003)

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Auditors

*23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement