Form 10-Q
period 2004-08-01
DEL MONTE FOODS CO
filed 2004-09-08
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 31, 2004, there were 209,819,401 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	August 1, 2004	May 2, 2004
ASSETS

Cash and cash equivalents	$5.3	$36.3
Trade accounts receivable, net of allowance	187.8	222.3
Inventories	1,035.1	823.5
Deferred tax assets	8.6	8.3
Prepaid expenses and other current assets	123.4	132.8
Assets of discontinued operations	2.2	2.5

TOTAL CURRENT ASSETS	1,362.4	1,225.7

Property, plant and equipment, net	813.0	820.9
Goodwill	770.4	770.9
Intangible assets, net	584.1	585.1
Other assets, net	54.0	57.1

TOTAL ASSETS	$3,583.9	$3,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$454.5	$427.2
Short-term borrowings	88.5	0.8
Current portion of long-term debt	6.3	6.3

TOTAL CURRENT LIABILITIES	549.3	434.3

Long-term debt	1,367.6	1,369.5
Deferred tax liabilities	224.5	226.2
Other non-current liabilities	301.4	300.8

TOTAL LIABILITIES	2,442.8	2,330.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 209,778,847 August 1, 2004 and 209,691,132 at May 2, 2004)	$2.1	$2.1
Additional paid-in capital	946.9	943.6
Accumulated other comprehensive loss	(1.3)	(1.7)
Retained earnings	193.4	184.9

TOTAL STOCKHOLDERS’ EQUITY	1,141.1	1,128.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,583.9	$3,459.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended
	August 1, 2004	July 27, 2003
Net sales	$626.0	$611.3
Cost of products sold	479.2	456.6

Gross profit	146.8	154.7
Selling, general and administrative expense	106.3	103.2

Operating income	40.5	51.5
Interest expense	24.6	30.0
Other expense	2.0	0.8

Income from continuing operations before income taxes	13.9	20.7
Provision for income taxes	5.3	7.2

Income from continuing operations	8.6	13.5

Income (loss) from discontinued operations before income taxes	(0.1)	1.8
Income taxes	—	1.0

Income (loss) from discontinued operations	(0.1)	0.8

Net income	$8.5	$14.3

Earnings per common share
Basic:
Continuing operations	$0.04	$0.07
Discontinued operations	—	—

Total	$0.04	$0.07

Diluted:
Continuing operations	$0.04	$0.07
Discontinued operations	—	—

Total	$0.04	$0.07

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	August 1, 2004	July 27, 2003
OPERATING ACTIVITIES:
Net income	$8.5	$14.3
(Income) loss from discontinued operations	0.1	(0.8)

Income from continuing operations	8.6	13.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22.4	21.3
Deferred taxes	(2.0)	(2.0)
Stock option expense	1.5	—
Other non-cash items, net	3.1	0.6
Changes in operating assets and liabilities	(137.7)	(76.7)

NET CASH USED IN OPERATING ACTIVITIES	(104.1)	(43.3)

INVESTING ACTIVITIES:
Capital expenditures	(14.4)	(21.2)
Other items, net	—	0.1

NET CASH USED IN INVESTING ACTIVITIES	(14.4)	(21.1)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	95.7	37.4
Payments on short-term borrowings	(8.0)	(2.5)
Principal payments on long-term debt	(1.5)	(1.8)
Issuance of common stock	0.6	0.1

NET CASH PROVIDED BY FINANCING ACTIVITIES	86.8	33.2

Effect of exchange rate changes on cash and cash equivalents	0.8	3.7
NET CASH USED IN DISCONTINUED OPERATIONS	(0.1)	(3.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(31.0)	(30.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36.3	42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.3	$12.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 1, 2004

(In millions, except share and per share data)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte”, or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, Contadina, S&W and College Inn. In addition, the Company also has pet food and pet snacks including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended August 1, 2004 and July 27, 2003 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of August 1, 2004 and for the three months ended August 1, 2004 and July 27, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended August 1, 2004 are not necessarily indicative of the results expected for the year ending May 1, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 2, 2004 (“2004 Annual Report”). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts, including discontinued operations, have been reclassified to conform to the current presentation.

Note 2. Significant Accounting Policies

Stock-based Compensation: Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Effective upon adoption, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

compensation is granted. Prior to the adoption of SFAS 123, as amended by SFAS 148, the Company accounted for its stock-based compensation under Accounting Principles Board Opinion No. 25.

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three months ended August 1, 2004 and July 27, 2003 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Three Months Ended
	August 1, 2004	July 27, 2003
Net income, as reported	$8.5	$14.3
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.2	0.3
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.5	0.8

Pro forma net income	$8.2	$13.8

Earnings per share:
Basic—as reported	$0.04	$0.07
Basic—pro forma	$0.04	$0.07
Diluted—as reported	$0.04	$0.07
Diluted—pro forma	$0.04	$0.07

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (“2004 Asset Sale”). During a transition period after the sale, the Company is manufacturing certain products for the buyer. The Company is also performing certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On August 1, 2004, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale.

Net sales from discontinued operations was $6.1 and $20.0 for the three months ended August 1, 2004 and July 27, 2003, respectively.

The following table sets forth the major categories of assets included in assets of discontinued operations:

	August 1, 2004	May 2, 2004
Property, plant and equipment, net	$2.2	$2.1
Other	—	0.4

Assets of discontinued operations	$2.2	$2.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

Note 4. Inventories

The Company’s inventories consist of the following:

	August 1, 2004	May 2, 2004
Inventories:
Finished products	$805.1	$622.1
Raw materials and in-process material	75.4	59.8
Packaging material and other	126.2	104.9
LIFO Reserve	28.4	36.7

Total Inventories	$1,035.1	$823.5

Note 5. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	August 1, 2004	July 27, 2003
Basic earnings per common share:
Numerator:
Net income from continuing operations	$8.6	$13.5

Denominator:
Weighted average shares	209,814,652	209,367,865

Basic earnings per common share	$0.04	$0.07

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$8.6	$13.5

Denominator:
Weighted average shares	209,814,652	209,367,865
Effect of dilutive securities	2,045,603	1,207,079

Weighted average shares and equivalents	211,860,255	210,574,944

Diluted earnings per common share	$0.04	$0.07

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock compensation.

Options outstanding in the amounts of 1,526,441 and 3,084,038 were not included in the computation of diluted earnings per share for the three months ended August 1, 2004 and July 27, 2003, respectively, because inclusion of these options would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

Note 6. Debt

The Company’s debt consists of the following:

	August 1, 2004	May 2, 2004
Short-term borrowings:
Revolver	$87.2	$—
Other	1.3	0.8

	$88.5	$0.8

Current portion of long-term debt	$6.3	$6.3

Long-term debt:
Term B Loan	$610.6	$612.1
9.25% senior subordinated notes	309.7	310.1
8.625% senior subordinated notes	450.0	450.0
Other	3.6	3.6

	1,373.9	1,375.8
Less current portion	6.3	6.3

	$1,367.6	$1,369.5

The Company borrowed $95.2 from the $300.0 six-year floating rate revolving credit facility (the “Revolver”) during the three months ended August 1, 2004, of which $8.0 had been repaid by August 1, 2004. As of August 1, 2004, the net availability under the Revolver, adjusted for outstanding letters of credit, was $162.1. The interest rate on the Revolver was approximately 3.67% on August 1, 2004.

During the three months ended August 1, 2004, the Company made scheduled repayments of $1.5 of Term B Loan principal.

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, these notes were recorded at fair value, which was $312.0. The $12.0 premium is scheduled to be amortized over the life of the notes at $1.4 per year. For the three months ended August 1, 2004 and July 27, 2003, $0.4 of the recorded premium was amortized through earnings as a reduction to interest expense.

The Company made cash interest payments of $41.2 and $46.3 during the three months ended August 1, 2004 and July 27, 2003, respectively.

The Company is scheduled to repay $4.8 of its long-term debt during the remainder of fiscal 2005. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2006	$6.3
2007	6.3
2008	6.3
2009	6.3
2010	148.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

Within 95 days following the end of each fiscal year beginning with fiscal 2004, the Company is required to make a mandatory prepayment of our Term Loan equal to 50% of “excess cash flow,” for such fiscal year, as such term is defined in our senior credit facility. In light of principal payments of $276.1 already made during fiscal 2004, no such additional payments were required to be made by the Company during the first 95 days of fiscal 2005.

The Company’s long term debt, including the credit facility and the indentures governing the senior subordinated notes, contains covenants that restrict its ability and the ability of its subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem its capital stock, make other restricted payments, including investments, sell its assets, incur liens, transfer all or substantially all of its assets and enter into consolidations or mergers. The Company’s credit facilities also require it to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. As of August 1, 2004, the Company believes that it is in compliance with all such financial covenants.

Note 7. Employee Severance Costs

During the three months ended August 1, 2004 and the fiscal year ended May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—May 2, 2004	$4.9	$0.1	$—	$5.0
Termination and severance costs incurred	0.1	—	1.7	1.8
Amounts utilized	(1.3)	(0.1)	—	(1.4)

Accrued termination and severance costs—August 1, 2004	$3.7	$—	$1.7	$5.4

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 8. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	August 1, 2004	July 27, 2003
Net income	$8.5	$14.3
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0.6	4.3
Loss on cash flow hedging instruments, net of tax	(0.2)	(0.6)

Total other comprehensive income:	0.4	3.7

Comprehensive income	$8.9	$18.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

Note 9. Retirement Benefits

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	August 1, 2004	July 27, 2003	August 1, 2004	July 27, 2003
Service cost	$1.8	$2.0	$1.5	$1.3
Interest cost	5.7	5.7	2.4	2.7
Expected return on plan assets	(6.1)	(5.9)	—	—
Amortization of prior service cost	0.3	0.3	(1.5)	(0.1)
Loss due to curtailment, settlement and special termination benefits	—	0.1	0.3	—

Net periodic benefit cost	$1.7	$2.2	$2.7	$3.9

The Company’s cash contributions to pension benefits for fiscal 2005 of approximately $2.2 are expected to be made in the second quarter.

Note 10. Legal Contingencies

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2004 Annual Report.

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

The Company is a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snacks Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. The plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004 the Court of Appeals issued its decision, which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, the Company filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied the Company’s petition for rehearing. This case will now be remanded to the district court for further proceedings. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended August 1, 2004

(In millions, except share and per share data)

Note 11. Segment Information

The Company has the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	August 1, 2004	July 27, 2003
Net Sales:
Consumer Products	$447.0	$449.1
Pet Products	179.0	162.2

Total company	$626.0	$611.3

Operating Income:
Consumer Products	$35.3	$31.4
Pet Products	16.8	27.0
Corporate (a)	(11.6)	(6.9)

Total company	$40.5	$51.5

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of August 1, 2004, the Company’s goodwill was comprised of $214.8 related to the Consumer Products reportable segment and $555.6 related to the Pet Products reportable segment. As of May 2, 2004, the Company’s goodwill was comprised of $215.4 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. Goodwill in the Consumer Products reportable segment was decreased by $0.6 during the three months ended August 1, 2004, as a result of adjustments made affecting the Company’s current tax liabilities relating to periods prior to December 20, 2002. Non-amortizable goodwill in the Pet Products reportable segment increased by $0.1 during the three months ended August 1, 2004 as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian retail pet operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 2, 2004 (the “2004 Annual Report”). These historical financial statements may not be indicative of our future performance. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to a separation agreement between Heinz and SKF Foods, Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and an Agreement and Plan of Merger (the “Merger”), among Del Monte Foods Company (“DMFC”), SKF, and Del Monte Corporation, a wholly-owned direct subsidiary of DMFC (“pre-Merger DMC”). Following the Merger, SKF changed its name to Del Monte Corporation.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Brands operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna, and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess our results of operations:

	Three Months Ended
	August 1, 2004	July 27, 2003	Change	% Change
	(In millions, except percentages)
Net sales	$626.0	$611.3	$14.7	2.4%
Cost of products sold	479.2	456.6	22.6	4.9%

Gross profit	146.8	154.7	(7.9)	(5.1)%
Selling, general and administrative expense	106.3	103.2	3.1	3.0%

Operating income	$40.5	$51.5	$(11.0)	(21.4)%

Gross margin	23.5%	25.3%

Selling, general and administrative expense (as a % of Net sales)	17.0%	16.9%

Operating income (as a % of Net sales)	6.5%	8.4%

Executive Overview

During the three months ended August 1, 2004, we grew net sales by 2.4% to $626.0 million. The main drivers of this growth were our recent strategic price increases combined with volume driven by planned investments in marketing and new product introductions, particularly in our Pet Products reportable segment. These investments are designed to fuel continued momentum and long-term growth. Our recent new product introductions include Kibbles ‘n Bits wet dog food and Meaty Bone Chew-Lotta, Snausages to Go!, Pup-Peroni to Go! and Meaty Bone to Go! dog snacks. During the quarter, our businesses were affected by inflationary cost pressures in steel, commodities, energy and raw materials prices, which were experienced industry-wide. We were able to offset these upward cost pressures through our pricing actions and cost reduction programs. In addition, our fiscal 2004 strategic focus to utilize our cash flows for debt prepayments, combined with the refinancing of our credit facilities, enabled us to reduce our interest expense by $5.4 million during the quarter, which was partially offset by higher taxes.

We anticipate these higher cost levels to continue as a result of the inflationary cost pressures in steel, raw materials, and energy. We intend to address these cost pressures through continued cost reduction initiatives, along with price increases where strategically appropriate. However, our intention is to continue to make further strategic investments in marketing and new product introductions to drive future growth.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our 2004 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions.

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. During the three months ended August 1, 2004, we experienced no significant adjustments to our estimates relating to trade promotions.

Coupon Redemption.

We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. We rely on independent coupon redemption clearing houses to determine the amount to initially accrue for each coupon offering. The initial estimates made by the independent clearinghouses are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our estimated redemption rates vary from our actual redemption rates. During the three months ended August 1, 2004, we experienced no significant adjustments to our estimates relating to coupon redemption.

Retirement Benefits.

We sponsor non-contributory defined benefit pension plans, defined contribution plans, multi-employer plans and certain other unfunded retirement benefit plans for our eligible employees. The amount of defined benefit pension plan benefits (“pension”) eligible retirees receive is based on their earnings and age. Retirees may also be eligible for medical, dental and life insurance benefits (“other benefits”) if they meet certain age and service requirements at retirement. Generally, other benefit costs are subject to plan maximums, such that the Company and retiree both share in the cost of these benefits.

We utilize independent third party actuaries to calculate the expense and liabilities related to the pension and other benefits. Pension or other benefits, which are expected to be paid, are expensed over the employees’ expected service period. The actuaries measure our annual pension and other benefits expense by relying on certain assumptions made by us. Such assumptions include: the discount rate used to determine projected benefit obligation (pension benefits and other benefits); the expected long-term rate of return on assets (pension benefits); the rate of increase in compensation levels (pension benefits); and other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. Measurement of our annual pension expense and other benefits expense utilize the assumptions, plan assets and plan obligations, determined as of the end of the prior fiscal year (the “measurement date”). Since the pension and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. This rate is determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. The discount rate was 6.25% as of May 2, 2004, the most recent measurement date. The long-term rate of return on pension plan assets is based on our historical experience, our pension plan investment guidelines and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

During the three months ended August 1, 2004, we recognized pension expense of $1.7 million and other benefits expense of $2.7 million. Our remaining fiscal 2005 pension expense is currently estimated to be approximately $4.5 million and other benefits expense is estimated to be approximately $7.8 million. These estimates incorporate our 2004 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future pension and other benefit expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

Valuation of Brands and Goodwill.

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

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Annually, we engage third-party valuation experts to assist in this process.

Considerable management judgment is necessary in estimating future cash flows, market interest rates and discount factors, including the operating and macroeconomic factors that may affect them. We use historical financial information and internal plans and projections in making such estimates.

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during the three months ended August 1, 2004 and July 27, 2003, respectively. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Compensation Expense.

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

During fiscal years prior to 2004, we accounted for our employee stock options using the intrinsic value method. This method measures stock option expense as the amount by which the market price of the stock exceeds the exercise price on the date of grant. Generally, we did not recognize stock option expense under this method because stock options granted had an exercise price equal to the market price of the stock on the date of the grant.

Effective at the beginning of fiscal 2004, we voluntarily adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock-based compensation. We elected the prospective method of transition as described in FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under this method, all employee stock-based compensation granted post adoption is expensed over the vesting period, based on fair value at the time the stock-based compensation is granted.

The fair value of stock options granted during the three months ended August 1, 2004 was not material. During fiscal 2005, we expect to recognize approximately $3.1 million of compensation expense related to 2004 stock option grants, of which $0.8 million was recognized in the first quarter. We also expect to recognize additional compensation expense for a portion of the fair value of stock options granted during fiscal 2005. Assuming future stock option grants vest over a four-year period, the layering of compensation expense resulting from the prospective method of transition of the fair value provisions of SFAS 123 will take four years.

Retained-Insurance Liabilities.

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors: losses which have been reported and incurred by us; losses which we have knowledge of but have not yet been reported to us; losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and the projected costs to resolve these estimated losses. Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended August 1, 2004, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of results for the three months ended August 1, 2004, compared to the results for the three months ended July 27, 2003.

	Three Months Ended
	August 1, 2004	July 27, 2003	Change	% Change
	(In millions, except percentages)
Net Sales
Consumer Products	$447.0	$449.1	$(2.1)	(0.5)%
Pet Products	179.0	162.2	16.8	10.4%

Total	$626.0	$611.3	$14.7	2.4%

Net sales. Net sales for the three months ended August 1, 2004 was $626.0 million, an increase of $14.7 million, or 2.4%, compared to $611.3 million for the three months ended July 27, 2003. This increase resulted primarily from strategic price increases and strong sales volume growth in our Pet Products reportable segment. Partially offsetting this increase was a sales volume decline in our Consumer Products reportable segment.

Net sales in our Consumer Products reportable segment was $447.0 million for the three months ended August 1, 2004, a decrease of $2.1 million, or 0.5%, compared to $449.1 million for the three months ended July 27, 2003. This decrease resulted from our StarKist Brands operating segment, which experienced a $4.2 million decline in net sales primarily caused by reduced promotional activity for tuna due to tight inventory supplies. In addition, the existence of an early May merchandising event moved some sales into late April. Our Del Monte Brands operating segment experienced a $2.1 million increase during the three months ended August 1, 2004. This increase was primarily driven by a net sales increase in vegetables from stronger merchandising supported by improved supply inventory positions along with an increase in single-serve fruit resulting from increased promotional activities in mass-merchandising channels and club stores. These increases were partially offset by a net sales decline in our core fruit products caused by competitive pricing pressures.

Net sales in our Pet Products reportable segment was $179.0 million for the three months ended August 1, 2004, an increase of $16.8 million, or 10.4%, compared to $162.2 million for the three months ended July 27, 2003. This increase was primarily driven by a $13.9 million net sales increase in pet foods caused by volume gains derived from our new product launch of Kibbles ‘n Bits wet dog food during the fourth quarter of fiscal 2004, along with investments in our brands, including Kibbles ‘n Bits dog food and 9Lives cat food. This increase was also due to our pet snacks experiencing a $2.9 million net sales increase caused by further penetration of our Pup-Peroni products in the club channels, along with increases in pet snacks driven by Meaty Bone Chew-Lotta dog biscuits’ fiscal 2004 product launch. Additionally, our entire Pet Products reportable segment benefited from a strategic price increase instituted during the fourth quarter of fiscal 2004.

Cost of products sold. Cost of products sold for the three months ended August 1, 2004 was $479.2 million, an increase of $22.6 million, or 4.9%, compared to $456.6 million for the three months ended July 27, 2003. This increase was caused by overall higher sales volumes and steel cost increases, which adversely affected all of our businesses. Our businesses also experienced other cost increases including higher tuna, commodity, energy and other logistic costs during the three months ended August 1, 2004. These upward cost pressures were anticipated and were partially offset by our continued cost reduction measures during the quarter.

Gross margin. Our gross margin percentage for the three months ended August 1, 2004 declined by 1.8 margin points, to 23.5% from 25.3% for the three months ended July 27, 2003. New product promotions reduced gross margin by 0.9 margin points while mix unfavorably affected gross margin by 0.7 margin points. Increases in steel, tuna, commodity, ingredient, energy and other logistic costs were offset by strategic price increases and other cost reduction efforts across all of our businesses.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended August 1, 2004 was $106.3 million, an increase of $3.1 million, or 3.0%, compared to SG&A of $103.2 million for the three months ended July 27, 2003. Our increase in SG&A expense was primarily driven by a 12% increase in marketing investments, particularly in our Pet Products reportable segment. In addition, higher transportation costs were partially offset by a reduction in overall overhead costs, which included a reduction in compensation costs and other pension benefit costs as well as a reduction in information systems costs resulting from our reduced reliance on third-party information technology (“IT”) services. In connection with our reduced reliance on third-party IT services, the Agreement for Information Technology Services dated June 30, 2002 with EDS Information Services LLC has been terminated effective December 31, 2004.

	Three Months Ended
	August 1, 2004	July 27, 2003	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$35.3	$31.4	$3.9	12.4%
Pet Products	16.8	27.0	(10.2)	(37.8)%
Corporate (a)	(11.6)	(6.9)	(4.7)	68.1%

Total	$40.5	$51.5	$(11.0)	(21.4)%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended August 1, 2004 was $40.5 million, a decrease of $11.0 million, or 21.4%, compared to operating income of $51.5 million for the three months ended July 27, 2003. During the three months ended August 1, 2004 and July 27, 2003, costs related to the integration of our operations were $8.6 million and $7.0 million, respectively. Of these amounts, $3.8 million and $0.7 million represented corporate-related integration expenses for the three months ended August 1, 2004 and July 27, 2003, respectively.

The $4.7 million increase in Corporate expense was primarily driven by a $3.1 million increase in integration expense caused by retention and severance costs associated with corporate functions including certain stock option expense. In addition, Corporate expense includes a $0.9 million increase in legal fees and a $0.7 million increase in stock option expense related to the prospective method of accounting for expensing of stock options. We began expensing stock options in fiscal 2004. Options were granted during the second quarter last year and as a result expense incurred during the first quarter of fiscal 2004 was not significant.

Our Consumer Products reportable segment’s operating income grew by $3.9 million, or 12.4%, to $35.3 million for the three months ended August 1, 2004 from $31.4 million for the three months ended July 27, 2003. This increase was primarily due to a reduction in overhead cost as well as higher tuna product pricing.

Our Pet Products reportable segment’s operating income declined by $10.2 million, or 37.8%, to $16.8 million for the three months ended August 1, 2004 from $27.0 million for the three months ended July 27, 2003. This decline was primarily caused by an increase in steel, commodity, ingredient and transportation costs along with an increase in marketing and coupon spending primarily related to our new product launches for Kibbles ‘n Bits wet dog food and Meaty Bone Chew-Lotta dog snacks. These increased costs and spending were partially offset by higher sales volume along with strategic price increases instituted during fiscal 2004.

Interest expense and other expense. Interest expense for the three months ended August 1, 2004 was $5.4 million less than during the three months ended July 27, 2003. This reduction was due to substantial principal payments during fiscal 2004 along with the refinancing of our credit facilities, which reduced our effective interest rate. In addition, during the three months ended August 1, 2004, we had an additional $1.2 million of other expense, which primarily resulted from a $1.7 million decline in the fair value of our derivative contracts.

Provision for Income Taxes. The effective tax rates for the three months ended August 1, 2004 and July 27, 2003 were 38.1% and 34.8%, respectively. The rate for the three months ended August 1, 2004 was higher than the rate for the three months ended July 27, 2003 primarily due to an increase in state taxes and larger non-deductible charges during fiscal 2005 due to stock options.

Net Income. Net income for the three months ended August 1, 2004 declined by $5.8 million to $8.5 million from $14.3 million for the three months ended July 27, 2003.

Financial Condition—Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Our most significant cash needs relate to this inventory production. In addition, our cash is used for the payment of interest and fees on our primary debt obligations (i.e. our revolver, letters of credit, term loan and senior subordinated notes), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

We believe that cash provided by operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. We anticipate peak use of our revolving credit facility during the current fiscal year to occur in September or October 2004, based on seasonal liquidity needs. Such peak usage, which includes outstanding letters of credit, is anticipated to be significantly higher in fiscal 2005 than in fiscal 2004. Our current intention is to utilize cash provided by operations to continue to make significant long-term debt principal payments in fiscal 2005. However, we may consider alternative uses for our cash provided by operations, including acquisition opportunities, payment of dividends and/or common stock buyback plans.

Due to our seasonal liquidity needs during the three months ended August 1, 2004, we borrowed $87.7 million under our revolving credit facility and other short-term borrowings. During this same period, we also made scheduled repayments of $1.5 million toward our Term B Loan principal. During the remainder of fiscal 2005, $4.8 million of our long-term debt principal is scheduled to be repaid.

As of August 1, 2004, scheduled maturities of long-term debt for the succeeding five fiscal years are as follows (in millions):

2006	$6.3
2007	6.3
2008	6.3
2009	6.3
2010	148.6

Additionally, within 95 days following the end of each fiscal year beginning with fiscal 2004, we are required to make a mandatory prepayment of our Term Loan equal to 50% of “excess cash flow,” for such fiscal year, as such term is defined in our senior credit facilities. In light of payments already made during fiscal 2004, no such payments were required to be made by the Company during the first 95 days of fiscal 2005.

Our contractual obligations have not materially changed from those discussed in our 2004 Annual Report.

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of August 1, 2004. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or either of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Cash Flows

During the three months ended August 1, 2004, our cash and cash equivalents decreased by $31.0 million primarily caused by the net impact of $104.1 million used in operating activities, $14.4 million used in investing activities, and $86.8 million provided by financing activities.

	Three Months Ended
	August 1, 2004	July 27, 2003
	(In millions)
Net Cash Used in Operating Activities	$(104.1)	$(43.3)
Net Cash Used in Investing Activities	(14.4)	(21.1)
Net Cash Provided by Financing Activities	86.8	33.2

Operating Activities. Cash used in operating activities for the three months ended August 1, 2004 was $104.1 million compared to $43.3 million for the three months ended July 27, 2003. The increase in cash used in operating activities was due to the timing of our seasonal build-up of fruit, vegetable and tomato inventories. Generally, our first quarter ends in the midst of our seasonal pack; as such, variations in inventory levels and consequently cash use are expected. Specifically, during the first quarter of fiscal 2005 the quarter end date was later in the calendar and consequently the quarter included more of the pack. Additionally, due to weather conditions, we experienced the earlier harvesting of certain Del Monte Brands products during the first quarter of fiscal 2005 as compared to fiscal 2004. The cash requirements of the Del Monte Brands operating segment fluctuate significantly throughout the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October, then depleted during the remaining months of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended August 1, 2004 was $14.4 million compared to $21.1 million for the three months ended July 27, 2003. This decline was primarily due to reduced integration-related capital expenditure spending during the three months ended August 1, 2004.

Financing Activities. Cash provided by financing activities for the three months ended August 1, 2004 was $86.8 million compared to $33.2 million for the three months ended July 27, 2003. During the three months ended August 1, 2004, we borrowed $87.2 million from our revolving credit facilities to finance the beginning of our seasonal build-up of fruit, vegetable and tomato inventories. During this same period, we also made scheduled repayments of $1.5 million towards our Term B Loan principal.

Related Parties

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

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, is paid to TPG Partners, L.P. Mr. Price is an officer of TPG. For the three months ended August 1, 2004, Mr. Price earned $0.01 million, as well as 837 shares, of Del Monte Foods Company common stock.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	general economic and business conditions;

•	cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, grains, meat by-products, tuna and energy;

•	continuation of or further increases in current high prices of certain ingredients, commodities and other raw materials, including without limitation, steel, grains, meat by-products, tuna and energy;

•	ability to increase prices and reduce costs;

•	high leverage and ability to service and reduce our debt;

•	costs and results of efforts to improve the performance and market share of the businesses we acquired from Heinz;

•	effectiveness of marketing and trade promotion programs;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	implementation of our trade promotion spending improvement project and of our distribution network improvement project;

•	competition, including pricing and promotional spending levels by competitors;

•	transportation costs;

•	insurance coverage;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	changes in U.S., foreign or local tax laws and rates;

•	foreign currency exchange and interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers;

•	acquisitions, including identification of appropriate targets and successful integration of any acquired business;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2004 Annual Report.

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

During the three months ended August 1, 2004, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity prices, which affect interest on our floating-rate obligations and the cost of our raw materials, respectively.

Interest Rates. Our debt primarily consists of fixed rate notes and floating rate term loans. We also use a floating rate revolving credit facility to fund seasonal working capital needs. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate (i.e. LIBOR). Therefore, fluctuation in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt. The market value of our fixed rate notes fluctuates as interest rates rise or fall; however, because debt is recorded at historical cost these changes have no impact on our earnings.

We manage a portion of our interest rate risk related to floating interest expense by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have eight pay-fixed interest rate swaps with a combined notional amount of $425.0 million. All of our interest rate swaps have been formally designated as cash flow hedges. During the three months ended August 1, 2004, our interest rate cash flow hedges resulted in a $0.9 million increase to other comprehensive income (“OCI”), a $0.6 million decrease to deferred tax assets and a $0.2 million decrease in other expense. During the three months ended July 27, 2003, our interest rate cash flow hedges resulted in a $0.7 million decrease to OCI, a $0.4 million decrease to deferred tax liabilities and a $0.2 million increase in other expenses.

During the three months ended August 1, 2004 and July 27, 2003, we reduced interest expense by $0.8 million and $1.1 million, respectively, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. We expect to amortize the remaining $0.5 million of swap liability during fiscal 2005.

On August 1, 2004, the fair values of our interest rate swaps were recorded as assets of $1.8 million and liabilities of $0.7 million in other non-current assets and liabilities, respectively. On July 27, 2003, the fair value of the interest rate swaps was recorded as a liability of $8.2 million in other non-current liabilities.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of August 1, 2004. Fair values are based on quoted market prices. Variable interest rates represent the weighted average rates in effect on August 1, 2004.

	Maturity						Total	Fair Value August 1, 2004
	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	After Fiscal 2009
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$762.3	$763.3	$821.9
Average Interest Rate	5.89%	6.61%	6.61%	6.61%	6.61%	8.87%	8.87%
Variable Rate	$4.6	$6.1	$6.1	$6.1	$6.1	$581.6	$610.6	$610.6
Average Interest Rate	3.91%	3.91%	3.91%	3.91%	3.91%	3.91%	3.91%

Interest Rate Swaps
Notional Amount	$125.0	—	$300.0	—	—	—	$425.0	$1.1
Average Rate Receivable	1.59%	—	1.68%	—	—	—	1.65%
Average Rate Payable	4.91%	—	2.51%	—	—	—	3.21%

Commodities Prices. Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased at current market prices. We use futures or options contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the fair value of economic hedges are recorded directly as other income or expense. These contracts generally have a term of less than eighteen months.

During the first quarter of fiscal 2005, the prices of commodities, such as soybean meal, corn and wheat, decreased from recent substantial highs. As futures contract rates for these commodities have declined, we have elected to increase our hedge positions to cover a significant portion of our projected requirements for fiscal 2005. Our commodities hedges were recorded as a liability of $1.3 million on August 1, 2004. The fair value of our commodities hedges was not material at July 27, 2003. During the three months ended August 1, 2004, our commodities hedges increased other expense by $1.9 million and reduced cost of products sold by $0.4 million. During the three months ended July 27, 2003, our commodities hedges increased other expense by $0.5 million and had no material impact on cost of products sold.

During the three months ended August 1, 2004, our commodities hedges resulted in a $1.1 million decrease to OCI and a $0.7 million increase to deferred tax assets. During the three months ended July 27, 2003, our commodities hedges did not have a material effect on OCI.

The table below presents our commodity derivative contracts as of August 1, 2004. The fair values included are based on quoted market prices.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)
Futures Contracts
Contract Volumes	25,500	3,480,000	1,990,000	365,000
Weighted Average Price	$199.27	$0.23	$2.47	$3.65
Contract Amount ($ in Millions)	$5.1	$0.8	$4.9	$1.3
Fair Value ($ in Millions)	$(0.6)	$(0.1)	$(0.4)	$(0.1)

Options
Calls (Long)
Contract Volumes	2,000	—	—	—
Weighted Average Strike Price	$16.00	$—	$—	$—
Weighted Average Price Paid	$0.75	$—	$—	$—
Fair Value ($ in Millions)	$—	$—	$—	$—

Puts (Written)
Contract Volumes	5,000	—	800,000	—
Weighted Average Strike Price	$25.50	$—	$0.24	$—
Weighted Average Price Received	$3.00	$—	$0.13	$—
Fair Value ($ in Millions)	$—	$—	$(0.1)	$—

Foreign Currency Rates. During the period from December 20, 2002 through January 30, 2004, we had Euro-denominated term loan obligations. We also had a US Dollar/Euro currency swap, which we entered into as an economic hedge of the periodic principal and interest payments related to our Euro-denominated term loan obligations. During the quarter ended August 1, 2004, we had no exposure to fluctuations in the US Dollar/Euro exchange rate. During the quarter ended July 27, 2003, an increase in the fair value of the currency swap resulted in a $2.3 million decrease to other expense.

ITEM 4.	CONTROLS AND PROCEDURES

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

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this quarterly report on Form 10-Q. This “Controls and Procedures” section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Conclusions

Based on the Controls Evaluation, and in light of the foregoing discussion, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our Disclosure Controls were effective and were operating at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended May 2, 2004.

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

We are a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snacks Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. The plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted our motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004 the Court of Appeals issued its decision, which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, we filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied our petition for rehearing. This case will now be remanded to the district court for further proceedings. We cannot at this time reasonably estimate a range of exposure, if any, of our potential liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On August 6, 2004, in consideration of Mr. William Price’s service as a director during the three-month period ended August 1, 2004, we issued 837 shares of DMFC common stock to TPG GenPar, L.P. As previously reported in our 2004 Annual Report, we issued 795 shares of DMFC common stock to TPG GenPar, L.P. on May 7, 2004 in consideration of Mr. Price’s service as a director during the three-month period ended May 2, 2004. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, and were issued under our 2002 Stock Incentive Plan, which has been approved by our stockholders. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

(a)	On July 1, 2004, the Company’s board of directors approved an amendment to the Company’s Bylaws. This amendment was not required to be reported previously on Form 8-K; the amendment to the Bylaws occurred prior to the effectiveness of the Securities and Exchange Commission’s Release No. 33-8400, which set forth certain amendments to Form 8-K and related amendments to Form 10-Q. These related amendments to Form 10-Q eliminated the portion of Part II, Item 2 of Form 10-Q in which a change in Bylaws would have been reported prior to the effectiveness of Release No. 33-8400. Accordingly, the Company is providing the disclosure it would have provided under such Item under this Item 5.

The July 1, 2004 amendment to the Bylaws modified Section 4 of Article II. Prior to the amendment, the Bylaws required the Company to designate the date of the annual meeting at least 75 days in advance in order to trigger requirements regarding advance notice for stockholder proposals and nominations. Under the amended Bylaws, the Company must now designate the date of the annual meeting at least 105 days in advance to trigger such provisions. These provisions of the Bylaws, as amended, were described in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders. Additionally, the following sentence was added to Section 4 of Article II:

“For purposes of this Section 4, the date designated for the annual meeting for any year shall be date established by the Company for such meeting and disclosed in a Schedule 14A, Form 8-K or periodic report filed by the Company with the U.S. Securities and Exchange Commission (each an “SEC Filing”), or if the Company has not yet established and disclosed a date for such annual meeting, the date on which the Company expects to hold such annual meeting, as disclosed by the Company in an SEC filing.”

Please refer to the Bylaws of Del Monte Foods Company, as amended July 1, 2004 and filed as Exhibit 3.2 to our 2004 Annual Report, for a full description of these procedures.

(b)	NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit Number	Description
3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the Annual Report filed on Form 10-K for the year ended May 2, 2004 (the “May 2004 10-K”)

10.1	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 (incorporated by reference to Exhibit 10.33 to the May 2004 10-K)**

*10.2	Form of Del Monte Foods Company Performance Accelerated Restricted Stock Agreement**

*10.3	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement**

*10.4	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non Qualified Stock Option Agreement**

*10.5	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentage and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on July 1, 2004**

10.6	Employment Agreement, dated effective March 10, 2003 and executed June 24, 2004, between Del Monte Foods Company and Nils Lommerin (incorporated by reference to Exhibit 10.42 to the May 2004 10-K)

*31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a compensatory plan or arrangement

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

Dated: September 8, 2004