Form 10-Q
period 2004-10-31
DEL MONTE FOODS CO
filed 2004-12-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 26, 2004, there were 210,793,092 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	October 31, 2004	May 2, 2004
ASSETS

Cash and cash equivalents	$10.8	$36.3
Trade accounts receivable, net of allowance	240.9	222.3
Inventories	1,172.2	823.5
Deferred tax assets	8.4	8.3
Prepaid expenses and other current assets	111.2	132.8
Assets of discontinued operations	2.6	2.5

TOTAL CURRENT ASSETS	1,546.1	1,225.7

Property, plant and equipment, net	811.1	820.9
Goodwill	770.5	770.9
Intangible assets, net	583.2	585.1
Other assets, net	55.4	57.1

TOTAL ASSETS	$3,766.3	$3,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$542.3	$427.2
Short-term borrowings	142.0	0.8
Current portion of long-term debt	6.3	6.3

TOTAL CURRENT LIABILITIES	690.6	434.3

Long-term debt	1,365.8	1,369.5
Deferred tax liabilities	224.0	226.2
Other non-current liabilities	297.1	300.8

TOTAL LIABILITIES	2,577.5	2,330.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 210,739,673 at October 31, 2004 and 209,691,132 at May 2, 2004)	$2.1	$2.1
Additional paid-in capital	953.6	943.6
Accumulated other comprehensive loss	(1.9)	(1.7)
Retained earnings	235.0	184.9

TOTAL STOCKHOLDERS’ EQUITY	1,188.8	1,128.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,766.3	$3,459.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net sales	$846.6	$791.6	$1,472.6	$1,402.9
Cost of products sold	624.2	580.6	1,103.4	1,037.2

Gross profit	222.4	211.0	369.2	365.7
Selling, general and administrative expense	128.7	119.5	235.0	222.7

Operating income	93.7	91.5	134.2	143.0
Interest expense	25.9	30.9	50.5	60.9
Other income (expense)	(0.5)	2.4	(2.5)	1.6

Income from continuing operations before income taxes	67.3	63.0	81.2	83.7
Provision for income taxes	25.5	22.3	30.8	29.5

Income from continuing operations	41.8	40.7	50.4	54.2

Income (loss) from discontinued operations before income taxes	(0.6)	(0.3)	(0.7)	1.5
Provision (benefit) for income taxes	(0.4)	0.2	(0.4)	1.2

Income (loss) from discontinued operations	(0.2)	(0.5)	(0.3)	0.3

Net income	$41.6	$40.2	$50.1	$54.5

Earnings per common share
Basic:
Continuing operations	$0.20	$0.19	$0.24	$0.26
Discontinued operations	—	—	—	—

Total	$0.20	$0.19	$0.24	$0.26

Diluted:
Continuing operations	$0.20	$0.19	$0.24	$0.26
Discontinued operations	—	—	—	—

Total	$0.20	$0.19	$0.24	$0.26

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 31, 2004	October 26, 2003
OPERATING ACTIVITIES:
Net income	$50.1	$54.5
(Income) loss from discontinued operations	0.3	(0.3)

Income from continuing operations	50.4	54.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.3	43.0
Deferred taxes	(2.3)	3.3
Stock compensation expense	3.5	1.5
Other non-cash items, net	1.7	1.1
Changes in operating assets and liabilities	(236.8)	(218.4)

NET CASH USED IN OPERATING ACTIVITIES	(138.2)	(115.3)

INVESTING ACTIVITIES:
Capital expenditures	(28.1)	(42.8)
Proceeds from disposal of assets	2.5	—
Acquisition	(7.2)	—
Other items, net	—	0.1

NET CASH USED IN INVESTING ACTIVITIES	(32.8)	(42.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	267.4	186.8
Payments on short-term borrowings	(126.2)	(58.3)
Principal payments on long-term debt	(3.0)	(3.6)
Issuance of common stock	5.7	0.6

NET CASH PROVIDED BY FINANCING ACTIVITIES	143.9	125.5

Effect of exchange rate changes on cash and cash equivalents	1.9	1.5
NET CASH PROVIDED BY (USED) IN DISCONTINUED OPERATIONS	(0.3)	1.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25.5)	(29.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36.3	42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10.8	$13.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte”, or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, Contadina, S&W and College Inn. In addition, the Company has pet food and pet snacks including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. During the second quarter of fiscal 2005, the StarKist Brands operating segment was split into the StarKist Seafood and Private Label Soup operating segments due to changes in management responsibilities related to these product groupings. This operating segment change did not affect the Company’s reportable segments.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 31, 2004 and October 26, 2003 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 31, 2004 and October 26, 2003 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 31, 2004 and for the three and six months ended October 31, 2004 and October 26, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
 S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 31, 2004 are not necessarily indicative of the results expected for the year ending May 1, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 2, 2004 (“2004 Annual Report”). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts, including discontinued operations, have been reclassified to conform to the current presentation.

Note 2. Significant Accounting Policies

Stock-based Compensation: Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement No. 148, “Accounting for Stock-Based

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Compensation—Transition and Disclosure” (“SFAS 148”). Employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. Prior to the adoption of SFAS 123, as amended by SFAS 148, the Company accounted for its stock-based compensation under Accounting Principles Board Opinion No. 25.

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and six months ended October 31, 2004 and October 26, 2003 regarding net income and earnings per share as if the Company had accounted for all of its employee stock-based compensation under the fair value method of SFAS 123:

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net income, as reported	$41.6	$40.2	$50.1	$54.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.0	0.7	2.1	1.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.4	1.2	2.9	2.0

Pro forma net income	$41.2	$39.7	$49.3	$53.5

Earnings per share:
Basic—as reported	$0.20	$0.19	$0.24	$0.26
Basic—pro forma	$0.20	$0.19	$0.23	$0.26
Diluted—as reported	$0.20	$0.19	$0.24	$0.26
Diluted—pro forma	$0.19	$0.19	$0.23	$0.25

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (“2004 Asset Sale”). During a transition period after the sale, the Company is manufacturing certain products for the buyer. The Company is also performing certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On October 31, 2004, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale.

Net sales from discontinued operations was $7.0 and $13.1 for the three and six months ended October 31, 2004, respectively, and $20.0 and $40.0 for the three and six months ended October 26, 2003, respectively.

The following table sets forth the major categories of assets included in assets of discontinued operations:

	October 31, 2004	May 2, 2004
Property, plant and equipment, net	$2.6	$2.1
Other	—	0.4

Assets of discontinued operations	$2.6	$2.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Note 4. Inventories

The Company’s inventories consist of the following:

	October 31, 2004	May 2, 2004
Inventories:
Finished products	$1,018.5	$622.1
Raw materials and in-process material	69.8	59.8
Packaging material and other	53.2	104.9
LIFO reserve	30.7	36.7

Total Inventories	$1,172.2	$823.5

Note 5. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Basic earnings per common share:
Numerator:
Net income from continuing operations	$41.8	$40.7	$50.4	$54.2

Denominator:
Weighted average shares	210,216,329	209,458,920	210,015,490	209,412,640

Basic earnings per common share	$0.20	$0.19	$0.24	$0.26

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$41.8	$40.7	$50.4	$54.2

Denominator:
Weighted average shares	210,216,329	209,458,920	210,015,490	209,412,640
Effect of dilutive securities	1,849,916	1,171,991	1,877,919	1,129,358

Weighted average shares and equivalents	212,066,245	210,630,911	211,893,409	210,541,998

Diluted earnings per common share	$0.20	$0.19	$0.24	$0.26

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, stock appreciation rights, restricted stock units and other deferred stock compensation.

Options and stock appreciation rights outstanding in the amounts of 7,666,942 and 7,666,942 were not included in the computation of diluted earnings per share for the three and six months ended October 31, 2004, respectively, because their inclusion would be antidilutive. Options outstanding in the amounts of 2,932,257 and 6,265,607 were not included in the computation of diluted earnings per share for the three and six months ended October 26, 2003, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Note 6. Debt

The Company’s debt consists of the following:

	October 31, 2004	May 2, 2004
Short-term borrowings:
Revolver	$140.4	$—
Other	1.6	0.8

	$142.0	$0.8

Current portion of long-term debt	$6.3	$6.3

Long-term debt:
Term B Loan	$609.1	$612.1
9.25% senior subordinated notes	309.4	310.1
8.625% senior subordinated notes	450.0	450.0
Other	3.6	3.6

	1,372.1	1,375.8
Less current portion	6.3	6.3

	$1,365.8	$1,369.5

The Company borrowed $171.4 and $266.6 from the $300.0 six-year floating rate revolving credit facility (the “Revolver”) during the three and six months ended October 31, 2004, respectively. A total of $126.2 had been repaid by October 31, 2004, of which $118.2 was repaid during the three months ended October 31. 2004. As of October 31, 2004, the net availability under the Revolver, adjusted for $58.8 of outstanding letters of credit, was $100.8. The interest rate on the Revolver was approximately 4.09% on October 31, 2004.

During the three and six months ended October 31, 2004, the Company made scheduled repayments of $1.5 and $3.0, respectively of Term B Loan principal.

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, these notes were recorded at fair value, which was $312.0. The $12.0 premium is scheduled to be amortized over the life of the notes at $1.4 per year. For the three and six months ended October 31, 2004 and October 26, 2003, $0.4 and $0.7, respectively of the recorded premium was amortized through earnings as a reduction to interest expense.

The Company made cash interest payments of $50.8 and $61.6 during the six months ended October 31, 2004 and October 26, 2003, respectively.

The Company is scheduled to repay $3.3 of its long-term debt during the remainder of fiscal 2005. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2006	$6.3
2007	6.3
2008	6.3
2009	6.3
2010	148.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Within 95 days following the end of each fiscal year, the Company is required to make a mandatory prepayment of its Term Loan equal to 50% of “excess cash flow” for such fiscal year, as such term is defined in its senior credit facility. In light of principal payments of $276.1 made during fiscal 2004, no such additional payments were required to be made by the Company during the first 95 days of fiscal 2005.

The Company’s long term debt, including the credit facility and the indentures governing the senior subordinated notes, contains covenants that restrict its ability and the ability of its subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem its capital stock, make other restricted payments, including investments, sell its assets, incur liens, transfer all or substantially all of its assets and enter into consolidations or mergers. The Company’s credit facilities also require it to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally become more restrictive over time, subject to allowances for seasonal fluctuations. As of October 31, 2004, the Company believes that it is in compliance with all such financial covenants.

Note 7. Employee Severance Costs

During the six months ended October 31, 2004 and the fiscal year ended May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—May 2, 2004	$4.9	$0.1	$—	$5.0
Termination and severance costs incurred	0.1	—	1.7	1.8
Amounts utilized	(1.3)	(0.1)	—	(1.4)

Accrued termination and severance costs—August 1, 2004	3.7	—	1.7	5.4

Termination and severance costs incurred	0.2	—	0.9	1.1
Amounts utilized	(2.0)	—	(0.8)	(2.8)

Accrued termination and severance costs—October 31, 2004	$1.9	$—	$1.8	$3.7

(a)	Corporate represents expenses not directly attributable to reportable segments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

Note 8. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net income	$41.6	$40.2	$50.1	$54.5
Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	5.3	1.9	9.6
Gain (loss) on cash flow hedging instruments, net of tax	(1.9)	1.7	(2.1)	1.1

Total other comprehensive income (loss):	(0.6)	7.0	(0.2)	10.7

Comprehensive income	$41.0	$47.2	$49.9	$65.2

Note 9. Retirement Benefits

The components of net periodic benefit cost are as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	Defined Benefit Pension Benefits		Other Benefits		Defined Benefit Pension Benefits		Other Benefits
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Service cost	$1.9	$2.0	$1.5	$1.3	$3.7	$3.9	$2.9	$2.7
Interest cost	5.7	5.7	2.2	2.7	11.4	11.5	4.7	5.3
Expected return on plan assets	(6.4)	(5.9)	—	—	(12.5)	(11.7)	—	—
Amortization of prior service cost	0.3	0.3	(1.5)	(0.1)	0.6	0.6	(2.9)	(0.2)
Loss due to curtailment, settlement and special termination benefits	—	0.1	0.3	—	—	0.2	0.5	—

Net periodic benefit cost	$1.5	$2.2	$2.5	$3.9	$3.2	$4.5	$5.2	$7.8

The Company made planned cash contributions of $2.2 to the defined benefit pension plans during the second quarter of fiscal 2005.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

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

The Company is a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, the Company filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied the Company’s petition for rehearing and remanded the case to the district court for further proceedings. This case has been set for trial on February 22, 2005. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company is a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that Del Monte is responsible for personal injuries sustained as a result of an accident that occurred at the Company’s manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. The Company believes that it has adequate insurance coverage to cover any material compensatory damages that may be incurred with respect to this litigation; punitive damages are generally not covered by insurance. This case has been set for trial on January 31, 2005. The Company disputes the plaintiff’s allegations.

Note 11. Segment Information

During the second quarter of fiscal 2005, the Company made changes in its management and reporting of certain product groupings, which resulted in changes to one of the Company’s operating segments. The StarKist Brands operating segment has been divided into two separate operating segments: StarKist Seafood and Private Label Soup. This operating segment change did not affect the Company’s reportable segments.

The Company has the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2004

(In millions, except share and per share data)

by operating segment, for purposes of making decisions and assessing financial performance. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net Sales:
Consumer Products	$629.1	$599.4	$1,076.1	$1,048.4
Pet Products	217.5	192.2	396.5	354.5

Total Company	$846.6	$791.6	$1,472.6	$1,402.9

Operating Income:
Consumer Products	$73.8	$67.1	$109.1	$98.6
Pet Products	31.5	33.7	48.3	60.7
Corporate (a)	(11.6)	(9.3)	(23.2)	(16.3)

Total Company	$93.7	$91.5	$134.2	$143.0

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of October 31, 2004, the Company’s goodwill was comprised of $214.8 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. As of May 2, 2004, the Company’s goodwill was comprised of $215.4 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. Goodwill in the Consumer Products reportable segment remained unchanged for the three months ended October 31, 2004 and decreased by $0.6 during the six months ended October 31, 2004, as a result of adjustments to the Company’s current tax liabilities relating to periods prior to December 20, 2002. Goodwill in the Pet Products reportable segment increased by $0.1 and $0.2 during the three and six months ended October 31, 2004, respectively, as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian retail pet operations.

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

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to a separation agreement between Heinz and SKF Foods Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and an Agreement and Plan of Merger (the “Merger”), among Del Monte Foods Company (“DMFC”), SKF, and Del Monte Corporation, a wholly-owned direct subsidiary of DMFC (“pre-Merger DMC”). Following the Merger, SKF changed its name to Del Monte Corporation.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. See Note 11 of our condensed consolidated financial statements in this Form 10-Q for a discussion of recent changes relating to our operating segments.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 31, 2004	October 26, 2003	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$846.6	$791.6	$55.0	6.9%	4.0%	2.9%
Cost of Products Sold	624.2	580.6	43.6	7.5%	3.4%	4.1%

Gross Profit	222.4	211.0	11.4	5.4%	5.5%	(0.1)%
Selling, General and Administrative Expense (“SG&A”)	128.7	119.5	9.2	7.7%

Operating Income	$93.7	$91.5	$2.2	2.4%

Gross Margin	26.3%	26.7%

SG&A as a % of net sales	15.2%	15.1%

	Six Months Ended
	October 31, 2004	October 26, 2003	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$1,472.6	$1,402.9	$69.7	5.0%	2.7%	2.3%
Cost of Products Sold	1,103.4	1,037.2	66.2	6.4%	2.9%	3.5%

Gross Profit	369.2	365.7	3.5	1.0%	2.2%	(1.2)%
SG&A	235.0	222.7	12.3	5.5%

Operating Income	$134.2	$143.0	$(8.8)	(6.2)%

Gross Margin	25.1%	26.1%

SG&A as a % of net sales	16.0%	15.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $846.6 million, which represent strong growth of 6.9% over the second quarter of fiscal 2004. This growth reflects strong marketplace execution in each of our segments—through new products, pricing, leveraging increased marketing support and successfully executing our corporate merchandising event, Big Night In. This national event drove market share gains across many of our branded businesses and effectively leveraged the strength of our entire branded portfolio.

We delivered earnings per share of twenty cents, compared to earnings per share of nineteen cents for the same period last year. These results reflect the favorable impact of higher volume and pricing actions which offset almost all of the inflationary and other cost increases in steel, ingredients, commodities, fish, logistics and other transportation-related costs. We have also continued to invest in the health of our business and the Company’s future with increased marketing support for our new products and our brands.

During the quarter, we continued to experience year-over-year cost increases and most of these increases—such as in steel, ingredients, commodities and fish—were largely consistent with our expectations. However, we experienced higher than expected energy, logistics and other transportation-related costs, driven primarily by rate increases and fuel surcharges. Our pricing actions, combined with cost reduction actions and reduced overhead, including reduced annual employee incentive compensation, were able to partially offset these increases in the second quarter. Energy, logistics and other transportation-related costs, however, increased at an accelerated rate towards the end of the quarter and are now expected to continue at these higher levels through the second half of fiscal 2005. We do not expect our pricing actions, cost reduction efforts and reduced overhead to fully offset these increases, putting pressure on our margins.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate our estimates, including those related to trade promotions, coupon redemption, retirement benefits, valuation of brands and goodwill, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated at the time of each new issuance of stock-based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our 2004 Annual Report.

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. During the three and six months ended October 31, 2004, we experienced no significant adjustments to our estimates relating to trade promotions.

Coupon Redemption

We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. We rely on independent coupon redemption clearing houses to determine the amount to initially accrue for each coupon offering. The initial estimates made by the independent clearinghouses are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our estimated redemption rates vary from our actual redemption rates. During the three and six months ended October 31, 2004, we experienced no significant adjustments to our estimates relating to coupon redemption.

Retirement Benefits

We sponsor non-contributory defined benefit pension plans (“DB plans”), defined contribution plans, multi-employer plans and certain other unfunded retirement benefit plans for our eligible employees. The amount of DB plans benefits eligible retirees receive is based on their earnings and age. Retirees may also be eligible for medical, dental and life insurance benefits (“other benefits”) if they meet certain age and service requirements at retirement. Generally, other benefit costs are subject to plan maximums, such that the Company and retiree both share in the cost of these benefits.

We utilize independent third party actuaries to calculate the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits, which are expected to be paid, are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include: the discount rate used to determine projected benefit obligation; the expected long-term rate of return on assets; the rate of increase in compensation levels; and other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. Measurement of our annual DB plans benefits expense and other benefits expense utilizes the assumptions, plan assets and plan obligations, determined as of the end of the prior fiscal year (the “measurement date”). Since the DB plans benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. This rate is determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. The discount rate was 6.25% as of May 2, 2004, the most recent measurement date. The long-term rate of return assumption for DB plans’ assets is based on our historical experience, our DB plans’ investment guidelines and our expectations for long-term rates of return. The long-term rate of return was 8.75% as of May 2, 2004, the most recent measurement date. Our DB plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

During the three and six months ended October 31, 2004, we recognized DB plans benefits expense of $1.5 million and $3.2 million, respectively, and other benefits expense of $2.5 million and $5.2 million, respectively. Our remaining fiscal 2005 DB plans benefits expense is currently estimated to be approximately $5.0 million and other benefits expense is estimated to be approximately $5.2 million. These estimates incorporate our 2004 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. The remaining fiscal 2005 DB plans expense includes the impact of an amendment to our DB plans, which will provide benefits to salaried employees that will transition from a defined contribution plan. The increase in expense under the DB plans associated with the transition of additional salaried employees will be largely offset by the elimination of this expense under the defined contribution plan. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and six months ended October 31, 2004 and October 26, 2003, respectively. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of our employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: share appreciation type incentives (“Appreciation Rights”) and restricted stock type incentives (“Restricted Shares”).

Appreciation Rights are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the instrument before expiration. Appreciation Rights include stock options and stock appreciation rights. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. A stock appreciation right is the right to the excess of the current stock price over the strike price settled in common stock. For the Appreciation Rights that we grant, the employee’s exercise price is equivalent to our stock price on the date of the grant. Typically, our employees vest in Appreciation Rights in equal annual installments over a four or five year period and they generally have a ten-year term until expiration.

Restricted Shares are stock incentives in which employees receive the rights to own shares of our common stock and do not require the employee to pay an exercise price. Restricted Shares include restricted stock units and performance accelerated restricted stock units. Restricted Shares either vest over a period of time or at a point in time, which may accelerate if certain stock performance measures are achieved.

During fiscal years prior to 2004, we accounted for our employee stock-based incentives using the intrinsic value method. This method measures expense as the amount by which the market price of the stock exceeds the exercise price on the date of grant. Generally, we did not recognize Appreciation Rights expense under this method because Appreciation Rights granted had an exercise price equal to the market price of the stock on the date of the grant.

Effective at the beginning of fiscal 2004, we voluntarily adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock-based compensation. We elected the prospective method of transition as described in FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under this method, all employee stock-based compensation granted post adoption is expensed over the vesting period, based on fair value at the time the stock-based compensation is granted. Stock-based compensation granted to our directors is considered employee stock-based compensation for purposes of SFAS 123.

The fair value of Appreciation Rights granted during the three and six months ended October 31, 2004 was $14.8 million and $14.9 million respectively, which will be expensed over the four year vesting period. During the second quarter of fiscal 2005 and fiscal 2004, we recognized $1.2 million and $0.6 million of stock compensation expense related to Appreciation Rights. During the six months ended October 31, 2004 and October 26, 2003, we recognized $2.7 million and $0.6 million of stock compensation expense related to Appreciation Rights. We expect to recognize approximately $3.3 million of compensation expense related to the Appreciation Rights during the remainder of fiscal 2005.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors: losses which have been reported and incurred by us; losses which we have knowledge of but have not yet been reported to us; losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and the projected costs to resolve these estimated losses. Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 31, 2004, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of results for the three and six months ended October 31, 2004, compared to the results for the three and six months ended October 26, 2003.

	Three Months Ended
	October 31, 2004	October 26, 2003	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales:
Consumer Products	$629.1	$599.4	$29.7	5.0%	1.3%	3.7%
Pet Products	217.5	192.2	25.3	13.2%	12.4%	0.8%

Total Company	$846.6	$791.6	$55.0	6.9%	4.0%	2.9%

	Six Months Ended
	October 31, 2004	October 26, 2003	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales:
Consumer Products	$1,076.1	$1,048.4	$27.7	2.6%	(0.3)%	2.9%
Pet Products	396.5	354.5	42.0	11.8%	11.4%	0.4%

Total Company	$1,472.6	$1,402.9	$69.7	5.0%	2.7%	2.3%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales. Net sales for the three months ended October 31, 2004 was $846.6 million, an increase of $55.0 million, or 6.9%, compared to $791.6 million for the three months ended October 26, 2003. For the six months ended October 31, 2004, net sales was $1,472.6 million, an increase of $69.7 million, or 5.0%, compared to $1,402.9 million for the six months ended October 26, 2003.

Net sales in our Consumer Products reportable segment was $629.1 million for the three months ended October 31, 2004, an increase of 5.0% compared to the three months ended October 26, 2003. Increased pricing drove 3.7% of net sales growth during the quarter, with gains throughout the reportable segment. The remainder of the increase was due to increased volume in the Del Monte Brands and Private Label Soup operating segments, partially offset by decreased volume in the StarKist Seafood operating segment. The Del Monte Brands operating segment had sales of $421.9 million for the quarter, an increase of $25.8 million, or 6.5%, compared to the same period a year ago. Vegetable and fruit sales benefited from recent merchandising events and price increases. These increases were partially offset by a decline in tomato sales volume resulting from increased competitive activity. The Private Label Soup operating segment had sales of $60.6 million for the quarter, an increase of $4.1 million, or 7.3%, compared to the same period a year ago. Soup sales were higher due to effective merchandising programs in the mass-merchandising and club stores channels. The StarKist Seafood operating segment had sales of $146.6 million for the quarter, a decrease of $0.2 million compared to the same period a year ago. Decreased volume in canned tuna due to increased competitive activity was partially offset by growth in tuna pouch, particularly from StarKist Tuna Creations. The total volume decline in the StarKist Seafood operating segment was almost completely offset by increased pricing.

Net sales in our Consumer Products reportable segment was $1,076.1 million for the six months ended October 31, 2004, an increase of 2.6% compared to the six months ended October 26, 2003. Increased pricing drove 2.9% of net sales growth during the quarter, with gains throughout the reportable segment. A total volume decrease of 0.3% resulted from a decline in StarKist Seafood operating segment volume, partially offset by increased volume in the Del Monte Brands and Private Label Soup operating segments. The Del Monte Brands operating segment had sales of $714.5 million for the first six months of fiscal 2005, an increase of $28.0 million, or 4.1%, compared to the same period a year ago. Vegetable sales benefited from merchandising events and price increases. Lower tomato sales volume driven by increased competitive activities was partially offset by increased pricing. The Private Label Soup operating segment had sales of $91.8 million for the first six months of fiscal 2005, an increase of $6.5 million, or 7.6%, compared to the same period a year ago. Soup sales were higher primarily due to volume increases resulting from effective merchandising programs. The StarKist Seafood operating segment had sales of $269.8 million for the first six months of fiscal 2005, a decrease of $6.8 million, or 2.5%, compared to the same period a year ago. Volume decreases in canned tuna resulted from reduced promotional activities, increased competitive activity and the existence of an early May merchandising event which moved some sales into late fiscal 2004. The volume declines in the StarKist Seafood operating segment were partially offset by increased pricing.

Net sales in our Pet Products reportable segment was $217.5 million for the three months ended October 31, 2004, an increase of 13.2% compared to $192.2 million for the three months ended October 26, 2003. Volume increases accounted for 12.4% of the increase in reportable segment sales. The primary driver was pet foods, which had a $19.3 million increase in volume derived from our recently introduced Kibbles ‘n Bits wet dog food, the ability of our private label pet food products to further penetrate the mass-merchandising channels and club stores, and our 9Lives cat food strength from re-launch activities. In addition, we experienced a $4.5 million increase in pet snacks resulting from volume gains due to recently introduced products including Meaty Bone Chew-Lotta dog biscuits, along with continued market penetration of our Pup-Peroni products in the club channels.

For the six months ended October 31, 2004, net sales in our Pet Products segment was $396.5 million, an increase of $42.0 million, or 11.8%, compared to $354.5 million for the six months ended October 26, 2003. Volume increases accounted for 11.4% of the increase in reportable segment sales. Pet food accounted for the majority of the sales increase as a result of increased sales of our private label pet food products in the mass-merchandising channels and club stores, the continued growth of our recently introduced Kibbles ‘n Bits wet dog food, and the re-launch of 9Lives cat food.

Cost of products sold. Cost of products sold for the three months ended October 31, 2004 was $624.2 million, an increase of $43.6 million, or 7.5%, compared to $580.6 million for the three months ended October 26, 2003. For the six months ended October 31, 2004, cost of products sold was $1,103.4 million, an increase of $66.2 million, or 6.4%, compared to the cost of products sold of $1,037.2 million for the six months ended October 26, 2003. This increase in cost of products sold for the three and six months was due to rate increases and increased sales volume. Our rate increases were due to higher tuna, steel, commodity, ingredient, energy, logistics and other transportation-related costs.

Gross margin. Our gross margin percentage for the three months ended October 31, 2004 declined by 0.4 margin points, to 26.3% from 26.7% for the three months ended October 26, 2003. Price increases increased gross margin by 3.0 margin points. This increase was offset by declines of 3.0 margin points related to increased tuna, steel, commodity, ingredient, energy, logistics and other transportation-related costs. In addition, we experienced a decline of 0.4 margin points related to an unfavorable product mix.

For the six months ended October 31, 2004, our gross margin percentage declined by 1.0 margin points, to 25.1% from 26.1% for the six months ended October 26, 2003. Gross margin increased by 2.3 margin points due to price increases. This increase was offset by declines of 2.6 margin points due to cost increases, which related to increased tuna, steel, commodity, ingredient, energy, logistics and other transportation-related costs. Consistent with the second quarter, we experienced a decline of 0.7 margin points due to an unfavorable product mix.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended October 31, 2004 was $128.7 million, an increase of $9.2 million, or 7.7%, compared to SG&A of $119.5 million for the three months ended October 26, 2003. Our increase in SG&A expense was primarily driven by a $9.7 million increase in marketing investments, particularly in our Pet Products reportable segment and Del Monte Brands operating segment, along with higher customer transportation costs of $7.0 million across all of our operating segments. These increases were partially offset by a reduction in overhead, including our annual employee incentive plan accrual during the second quarter because we determined it is unlikely that the criteria for bonus payments to employees under the Annual Incentive Plan (“AIP”) will be achieved. Therefore, during the quarter, we reversed the entire AIP accrual of $3.0 million, for which expense was recognized during the first quarter. The comparable accruals established during the three and six months ended October 26, 2003 were $5.2 million and $9.7 million. We do not expect to recognize additional expense related to AIP for the remainder of fiscal 2005, whereas, the related bonus expense recognized and paid to employees for services rendered during fiscal 2004 was $20.4 million.

For the six months ended October 31, 2004, our SG&A expense was $235.0 million, an increase of $12.3 million, or 5.5%, compared to SG&A expense of $222.7 million for the six months ended October 26, 2003. Our increase in SG&A expense was primarily driven by a $12.2 million increase in marketing investments, particularly in our Pet Products reportable segment and Del Monte Brands operating segment, along with $12.0 million in higher transportation costs across all of our operating segments. These increases were partially offset by a reduction in estimated amounts payable under our AIP plan, lower integration-related expenses, and a decrease in other benefit costs resulting from the elimination of certain benefits to eligible retirees under Medicare Part D.

	Three Months Ended
	October 31, 2004	October 26, 2003	Change	% Change
	(In millions, except percentages)
Operating Income:
Consumer Products	$73.8	$67.1	$6.7	10.0%
Pet Products	31.5	33.7	(2.2)	-6.5%
Corporate (a)	(11.6)	(9.3)	(2.3)	24.7%

Total Company	$93.7	$91.5	$2.2	2.4%

	Six Months Ended
	October 31, 2004	October 26, 2003	Change	% Change
	(In millions, except percentages)
Operating Income:
Consumer Products	$109.1	$98.6	$10.5	10.6%
Pet Products	48.3	60.7	(12.4)	-20.4%
Corporate (a)	(23.2)	(16.3)	(6.9)	42.3%

Total Company	$134.2	$143.0	$(8.8)	-6.2%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended October 31, 2004 was $93.7 million, an increase of $2.2 million, or 2.4%, compared to operating income of $91.5 million for the three months ended October 26, 2003. During the three months ended October 31, 2004 and October 26, 2003, costs related to the integration of our operations were $4.2 million and $7.7 million, respectively. Of these amounts, $0.8 million and $2.0 million represented corporate-related integration expenses for the three months ended October 31, 2004 and October 26, 2003, respectively. For the six months ended October 31, 2004, our operating income was $134.2 million, a decrease of $8.8 million, or 6.2%, compared to operating income of $143.0 million for the six months ended October 26, 2003. During the six months ended October 31, 2004 and October 26, 2003, costs related to the integration of our operations were $12.8 million and $14.7 million, respectively. Of these amounts, $4.6 million and $2.7 million represented corporate-related integration expenses for the six months ended October 31, 2004 and October 26, 2003, respectively.

Our Consumer Products reportable segment operating income grew by $6.7 million, or 10.0%, to $73.8 million for the three months ended October 31, 2004 from $67.1 million for the three months ended October 26, 2003. For the six months ended October 31, 2004, our Consumer Products reportable segment’s operating income was $109.1 million, an increase of $10.5 million, or 10.6%, compared to $98.6 million for the six months ended October 26, 2003. The increases for the three and six months ended October 26, 2003 were primarily due to higher product pricing, reduction in compensation and benefit expenses, favorable product mix and reduction in integration-related expenses. These increases were partially offset by higher inflationary costs, primarily tuna, steel, energy, logistics and other transportation-related costs, along with increased marketing investments.

Our Pet Products reportable segment operating income declined by $2.2 million, or 6.5%, to $31.5 million for the three months ended October 31, 2004 from $33.7 million for the three months ended October 26, 2003. This decline was primarily caused by higher marketing investments, higher commodity, ingredient, steel and logistic costs. These declines were partially offset by higher sales volumes and price increases instituted during fiscal 2004 and a reduction in compensation expenses. For the six months ended October 31, 2004, our pet products operating income was $48.3 million, a decrease of $12.4 million, or 20.4%, compared to $60.7 million for the six months ended October 26, 2003. This decline was caused by higher marketing investments, higher costs, including steel, commodity, ingredient and logistics, along with an unfavorable product mix. These declines were partially offset by strong sales volume, particularly from Kibbles ‘n Bits wet dog food, private label pet foods and 9Lives cat food and a reduction in compensation expenses.

The higher Corporate expenses recognized during the three months ended October 31, 2004 compared to the prior year period were primarily driven by increased stock-based compensation expense due to the inclusion of stock appreciation rights granted during the quarter, increased healthcare expenses, costs related to Sarbanes-Oxley compliance and higher overall corporate overhead expenses, partially offset by a $1.2 million decrease in integration expense.

The increase in corporate expenses for the six months ended October 31, 2004 compared to the prior year period was primarily due to a $1.9 million increase in integration expense caused by retention and severance costs associated with corporate functions along with an increase in stock-based compensation expense related to the prospective method of accounting for expensing of stock-based compensation. In fiscal 2004, we began expensing stock-based compensation, in accordance with SFAS 123. Options were granted during the second quarter last year and as a result expense incurred during the first quarter of fiscal 2004 was not significant. Increase in corporate expenses was also due to higher healthcare expenses, legal fees, Sarbanes-Oxley compliance costs and overall corporate overhead expenses.

Interest expense and other expense. Interest expense for the three and six months ended October 31, 2004 declined by $5.0 million and $10.4 million, respectively, as compared to the three and six months ended October 26, 2003. This reduction was due to substantial principal payments during fiscal 2004 along with the refinancing of our credit facilities, which reduced our effective interest rate. In addition, during the three and six months ended October 31, 2004, we had an additional $2.9 million and $4.1 million, respectively, of other expense, which primarily resulted from a $2.3 million and $3.7 million decline associated with the fair value of our derivative contracts.

Provision for Income Taxes. The effective tax rates for the three months ended October 31, 2004 and October 26, 2003 were 37.9% and 35.4%, respectively. The rate for the three months ended October 31, 2004 was higher than the rate for the three months ended October 26, 2003 primarily due to an increase in state taxes and larger non-deductible charges during fiscal 2005 due to higher employee stock-based compensation expense. For the six months ended October 31, 2004 and October 26, 2003, the effective tax rates were 37.9% and 35.2%, respectively. The rate for the six months ended October 31, 2004 was higher than the rate for the six months ended October 26, 2003 primarily due to an increase in state taxes and larger non-deductible charges during fiscal 2005 due to higher employee stock-based compensation expense.

The American Jobs Creation Act of 2004 (“Act”) was signed into law on October 22, 2004. One of the provisions in the Act provides for a tax deduction relating to income attributable to U.S. production activities. Although it appears that we will qualify for additional deductions under the Act, we cannot at this time reasonably estimate the amount of additional deductions which will arise from the Act.

Net Income. Net income for the three months ended October 31, 2004 increased by $1.4 million to $41.6 million from $40.2 million for the three months ended October 26, 2003. For the six months ended October 31, 2004, net income decreased by $4.4 million to $50.1 million from $54.5 million for the six months ended October 26, 2003.

Financial Condition

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Our most significant cash needs relate to this seasonal inventory production, as well as for continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, term loan, senior subordinated notes and letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

We believe that cash provided by operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. Our current intention is to utilize cash provided by operations to continue to make significant long-term debt principal prepayments during the remainder of fiscal 2005. However, we may consider alternative uses for our cash provided by operations, including acquisition opportunities, payment of dividends and/or common stock buyback plans.

Due to our seasonal liquidity needs during the three and six months ended October 31, 2004, we borrowed net amounts of $53.5 million and $141.2 million, respectively, under our revolving credit facility and other short-term borrowings. During these same periods, we also made scheduled principal repayments of $1.5 million and $3.0 million, respectively, toward our Term B Loan. During the remainder of fiscal 2005, $3.3 million of our long-term debt principal is scheduled to be repaid.

As of October 31, 2004, scheduled maturities of long-term debt for the succeeding five fiscal years are as follows (in millions):

2006	$6.3
2007	6.3
2008	6.3
2009	6.3
2010	148.6

Additionally, within 95 days following the end of each fiscal year, we are required to make a mandatory prepayment of our Term Loan equal to 50% of “excess cash flow,” for such fiscal year, as such term is defined in our senior credit facilities. In light of prepayments made during fiscal 2004, no such prepayment was required to be made by the Company during the first 95 days of fiscal 2005. Furthermore, if the aggregate unpaid principal amount of the Term Loan as of the end of such fiscal year is less than $400 million, then no prepayment shall be required in connection with the “excess cash flow” provision. We currently expect that the aggregate unpaid principal amount of the Term Loan as of the end of fiscal 2005 will be greater than $400 million.

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of October 31, 2004. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or either of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at October 31, 2004:

	Payments due by period (In millions)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term Debt	$1,372.1	$6.3	$12.6	$12.6	$1,340.6
Capital Lease Obligations	—	—	—	—	—
Operating Leases	381.2	62.8	105.3	82.0	131.1
Purchase Obligations (1)	1,233.3	324.6	387.0	291.0	230.7
Other Long-term Liabilities Reflected on the Balance Sheet	297.1	—	44.5	37.1	215.5

Total Contractual Obligations	$3,283.7	$393.7	$549.4	$422.7	$1,917.9

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities as of October 31, 2004, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of October 31, 2004. Aggregate future payments for our grower commitments are estimated based on October 31, 2004 pricing and volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal year 2005 levels, and that bonuses paid in each fiscal year are equal to the amounts actually paid in fiscal 2004, the most recent period bonuses were paid.

Cash Flows

During the six months ended October 31, 2004, our cash and cash equivalents decreased by $25.5 million primarily caused by the net impact of $138.2 million used in operating activities, $32.8 million used in investing activities, and $143.9 million provided by financing activities.

	Six Months Ended
	October 31, 2004	October 26, 2003
	(In millions)
Net Cash Used in Operating Activities	$(138.2)	$(115.3)
Net Cash Used in Investing Activities	(32.8)	(42.7)
Net Cash Provided by Financing Activities	143.9	125.5

Operating Activities. Cash used in operating activities for the six months ended October 31, 2004 was $138.2 million, which was $22.9 million more than the $115.3 million used in operating activities for the six months ended October 26, 2003. This increase was primarily due to lower Accounts Payable and Accrued Liabilities. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended October 31, 2004 was $32.8 million compared to $42.7 million for the six months ended October 26, 2003. Capital spending during the first six months of fiscal 2005 was $14.7 million lower than it was during the first six months of fiscal 2004 primarily due to lower integration-related capital projects during the current year. During the second quarter of fiscal 2005, we spent $7.2 million on the acquisition of a packing business, located in Mexico, and related assets, which contributed to the use of cash for investing activities for the period.

Financing Activities. Cash provided by financing activities for the six months ended October 31, 2004 was $143.9 million compared to $125.5 million for the six months ended October 26, 2003. During the first six months of fiscal 2005, we borrowed a net of $141.2 million in short-term borrowings, which was $12.7 million higher than net short-term borrowings of $128.5 million during the first six months of fiscal 2004. During the six months ended October 31, 2004 and October 26, 2003, we made scheduled repayments of $3.0 million and $3.6 million, respectively, towards our Term B Loan principal. Additionally, in the current period, we had an increase in the issuance of common stock as a result of an increased number of stock options exercised by employees.

Related Parties

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the three months ended July 27, 2003, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG had the right, subject to certain restrictions, to demand that we file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, we filed a shelf registration statement on Form S-3 in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, we filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of our common stock covered by the shelf registration statement for $10.08 per share. We did not receive any proceeds from the sale. On September 10, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Lehman Brothers Inc. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of the remaining 12,341,385 shares of our common stock covered by the shelf registration statement for $132,052,820 in aggregate. We did not receive any proceeds from the sale. To date, we have incurred expenses of approximately $0.3 million in connection with performing our obligations under the Stockholder Rights Agreement.

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, was paid to TPG Partners, L.P. Mr. Price is an officer of TPG. For the three months ended October 31, 2004, Mr. Price earned $0.01 million, as well as 829 shares, of Del Monte Foods Company common stock. For the six months ended October 31, 2004, Mr. Price earned a $0.02 million as well as 1,666 shares if Del Monte Foods Company common stock. On September 30, 2004, Mr. Price ceased being a member of the Company’s Board of Directors.

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

A substantial portion of our retail tuna pouch products are produced by a third-party co-packer in Ecuador. This co-packer must comply with new environmental regulations regarding the treatment and disposal of wastewater generated by the facility by February 28, 2005. The co-packer has informed us that it believes it will achieve compliance by that date or obtain a further extension from the government. There can be no assurance that a further extension, if needed, will be granted. If our co-packer does not comply with these new regulations by the deadline or obtain a further extension, production by such co-packer could be interrupted. Any interruption of supply from such co-packer or steps that may be taken by the Company to mitigate any such supply disruption, including an increase in inventory in anticipation of this possible production interruption, could adversely affect our results of operations.

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

During the three and six months ended October 31, 2004, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity prices, which affect interest on our floating-rate obligations and the cost of our raw materials, respectively.

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

We manage a portion of our interest rate risk related to floating interest expense by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six pay-fixed interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million matured on September 30, 2004. All of our remaining interest rate swaps have been formally designated as cash flow hedges. During the three months ended October 31, 2004, our interest rate cash flow hedges resulted in a $0.6 million decrease to other comprehensive income (“OCI”), a $0.4 million decrease to deferred tax liabilities and a $0.1 million decrease in other expense. During the three months ended October 26, 2003, our interest rate cash flow hedges resulted in a $1.2 million decrease to OCI and a $0.8 million decrease to deferred tax liabilities.

During the six months ended October 31, 2004, our interest rate cash flow hedges resulted in a $0.3 million increase to OCI, a $0.2 million increase to deferred tax liabilities and a $0.3 million decrease in other expense. During the six months ended October 26, 2003, our interest rate cash flow hedges resulted in a $1.9 million decrease to OCI, a $1.2 million decrease in deferred tax liabilities and a $0.2 million decrease in other income.

During the three and six months ended October 31, 2004, we reduced interest expense by $0.6 million and $1.4 million, respectively, to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. During the three and six months ended October 26, 2003, we reduced interest expense by $1.1 million and $2.2 million, respectively, to reflect the amortization of the $6.9 million swap liability. At October 31, 2004, the swap liability was fully amortized in conjunction with the maturity of the $125.0 million swaps that matured on September 30, 2004.

On October 31, 2004, the fair values of our interest rate swaps were recorded as assets of $0.7 million in other non-current assets. On October 26, 2003, the fair value of the interest rate swaps was recorded as a liability of $5.2 million in other non-current liabilities.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of October 31, 2004. Fair values are based on quoted market prices. Variable interest rates represent the weighted average rates in effect on October 31, 2004.

	Maturity
	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	After Fiscal 2009	Total	Fair Value October 31, 2004
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.1	$0.2	$0.2	$0.2	$0.2	$762.1	$763.0	$843.3
Average Interest Rate	5.02%	5.67%	5.74%	6.61%	6.61%	8.87%	8.87%
Variable Rate	$3.1	$6.1	$6.1	$6.1	$6.1	$581.5	$609.0	$609.0
Average Interest Rate	4.38%	4.38%	4.38%	4.38%	4.38%	4.38%	4.38%

Interest Rate Swaps
Notional Amount	$—	—	$300.0	—	—	—	$300.0	$0.7
Average Rate Receivable	—	—	2.13%	—	—	—	2.13%
Average Rate Payable	—	—	2.51%	—	—	—	2.51%

Commodities Prices. Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased at current market prices. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the fair value of economic hedges are recorded directly as other income or expense. These contracts generally have a term of less than eighteen months.

During the first and second quarters of fiscal 2005, the prices of commodities, such as soybean meal, corn and wheat, decreased from recent substantial highs. As futures contract rates for these commodities have declined, we have elected to increase our hedge positions to cover a significant portion of our projected requirements for fiscal 2005. Our commodities hedges were recorded as a liability of $2.2 million on October 31, 2004. The fair value of our commodities hedges was not material at October 26, 2003.

The table below presents the changes in the following balance sheet account and the impact on income statement accounts:

	Three Months Ended		Six Months Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
	(In millions)
Change in other comprehensive income (a)	$(1.2)	$0.7	$(2.3)	$0.6
Cost of products sold	0.3	—	(0.1)	—
Other income (expense)	—	2.3	(1.9)	1.8

(a)	The change in other comprehensive income is net of related taxes.

The table below presents our commodity derivative contracts as of October 31, 2004. The fair values included are based on quoted market prices.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)
Futures Contracts
Contract Volumes	53,500	5,880,000	3,250,000	1,070,000
Weighted Average Price	$182.94	$0.23	$2.44	$3.47
Contract Amount ($ in Millions)	$9.80	$1.40	$7.90	$3.70
Fair Value ($ in Millions)	$(1.2)	$(0.1)	$(0.7)	$—

Options
Puts (Written)
Contract Volumes	—	—	800,000	—
Weighted Average Strike Price	$—	$—	$0.38	$—
Weighted Average Price Received	$—	$—	$0.13	$—
Fair Value ($ in Millions)	$—	$—	$(0.2)	$—

Foreign Currency Rates. During the period from December 20, 2002 through January 30, 2004, we had Euro-denominated term loan obligations. We also had a US Dollar/Euro currency swap, which we entered into as an economic hedge of the periodic principal and interest payments related to our Euro-denominated term loan obligations. During the three and six months ended October 31, 2004, we had no exposure to fluctuations in the US Dollar/Euro exchange rate. During the three and six months ended October 26, 2003, an increase in the fair value of the currency swap resulted in an increase in other assets and a corresponding increase in other income of $1.4 million and $3.8 million, respectively.

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

Except as set forth below and in our quarterly report on Form 10-Q for the period ended August 1, 2004, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended May 2, 2004.

We are a defendant in an action brought by Kal Kan Foods, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables, Snausages Scooby Snack Stuffers, Meaty Bones Savory Bites and other pet treats infringes the 746 Patent. The complaint seeks unspecified damages and a permanent injunction against further infringement. Specifically, the plaintiff seeks a permanent injunction against further use of the allegedly infringing technology. On July 21, 2003, the court granted our motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, we filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied our petition for rehearing and remanded the case to the district court for further proceedings. This case has been set for trial on February 22, 2005. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

We are a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that we are responsible for personal injuries sustained as a result of an accident that occurred at our manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0 million. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. We believe that we have adequate insurance coverage to cover any material compensatory damages that may be incurred with respect to this litigation; punitive damages are generally not covered by insurance. This case has been set for trial on January 31, 2005. We dispute the plaintiff’s allegations.

As previously disclosed in our quarterly report on Form 10-Q for the period ended August 1, 2004:

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq. (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methyl-mercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methyl-mercury. We dispute the Attorney General’s allegations. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On November 5, 2004, in consideration of Mr. William Price’s service as a director during the three-month period ended October 31, 2004, we issued 829 shares of DMFC common stock to TPG GenPar, L.P. As previously reported in our quarterly report on Form 10-Q for the period ended August 1, 2004, we issued 837 shares of DMFC common stock to TPG GenPar, L.P. on August 6, 2004 in consideration of Mr. Price’s service as a director during the three-month period ended August 1, 2004. Such shares represent less than 1% of the outstanding common stock of the Company. The shares were issued in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, and were issued under our 2002 Stock Incentive Plan, which has been approved by our stockholders. This issuance was made without general solicitation or advertising. We believe TPG GenPar, L.P. is an accredited investor.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 30, 2004, in San Francisco, California. Two matters were submitted to a vote of stockholders: (i) the election of two Class I directors to hold office for a three-year term; and (ii) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditors for its fiscal year ending May 1, 2005.

At the Annual Meeting, the following individuals were elected to the Board of Directors for a three-year term upon the following vote:

	Votes For	Votes Withheld
Joe L. Morgan	187,609,213	4,266,113
David R. Williams	189,921,408	1,953,918

190,326,224 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors. 1,130,669 votes were cast against ratification, and 418,433 votes abstained.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit Number	Description
10.1	Del Monte Corporation Supplemental Executive Retirement Plan (Second Restatement), Effective January 1, 2005 (formerly the Supplemental Executive Retirement Plan for Former Employees of the Heinz Group, effective as of December 20, 2002). (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on September 28, 2004 (the “September 2004 Form 8-K”) **

10.2	Form of Del Monte Foods Company Stand-Alone Stock Appreciation Right Agreement, adopted as of September 22, 2004. (incorporated by reference to Exhibit 10.2 to the September 2004 Form 8-K) **

10.3	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentages and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on September 22, 2004. (incorporated by reference to Exhibit 10.3 to the September 2004 Form 8-K) **

10.4	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 Form 8-K”) **

10.5	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K) **

10.6	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.3 to the November 2004 Form 8-K) **

10.7	Employment Agreement by and between Del Monte Corporation and Marc D. Haberman, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.4 to the November 2004 Form 8-K) **

10.8	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.5 to the November 2004 Form 8-K) **

*31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a compensatory plan or arrangement

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

Dated: December 9, 2004