Form 10-Q
period 2005-01-30
DEL MONTE FOODS CO
filed 2005-03-10
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2005

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

As of February 28, 2005, there were 211,048,385 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 30, 2005	May 2, 2004
ASSETS
Cash and cash equivalents	$8.6	$36.3
Trade accounts receivable, net of allowance	228.0	222.3
Inventories	1,000.6	823.5
Deferred tax assets	12.7	8.3
Prepaid expenses and other current assets	118.6	132.8
Assets of discontinued operations	2.6	2.5

TOTAL CURRENT ASSETS	1,371.1	1,225.7

Property, plant and equipment, net	801.8	820.9
Goodwill	769.2	770.9
Intangible assets, net	586.9	585.1
Other assets, net	50.5	57.1

TOTAL ASSETS	$3,579.5	$3,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$401.3	$427.2
Short-term borrowings	14.9	0.8
Current portion of long-term debt	6.3	6.3

TOTAL CURRENT LIABILITIES	422.5	434.3

Long-term debt	1,363.9	1,369.5
Deferred tax liabilities	244.7	226.2
Other non-current liabilities	304.9	300.8

TOTAL LIABILITIES	2,336.0	2,330.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 211,022,992 at January 30, 2005 and 209,691,132 at May 2, 2004)	$2.1	$2.1
Additional paid-in capital	958.2	943.6
Accumulated other comprehensive loss	(0.3)	(1.7)
Retained earnings	283.5	184.9

TOTAL STOCKHOLDERS’ EQUITY	1,243.5	1,128.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,579.5	$3,459.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Net sales	$861.3	$811.1	$2,333.9	$2,214.0
Cost of products sold	629.1	583.9	1,732.5	1,621.1

Gross profit	232.2	227.2	601.4	592.9
Selling, general and administrative expense	127.8	112.1	362.8	334.8

Operating income	104.4	115.1	238.6	258.1
Interest expense	25.9	31.4	76.4	92.3
Other income (expense)	(0.1)	0.5	(2.6)	2.1

Income from continuing operations before income taxes	78.4	84.2	159.6	167.9
Provision for income taxes	29.8	32.0	60.6	61.5

Income from continuing operations	48.6	52.2	99.0	106.4

Income (loss) from discontinued operations before income taxes	—	3.4	(0.7)	4.9
Provision (benefit) for income taxes	0.1	2.1	(0.3)	3.3

Income (loss) from discontinued operations	(0.1)	1.3	(0.4)	1.6

Net income	$48.5	$53.5	$98.6	$108.0

Earnings per common share
Basic:
Continuing operations	$0.23	$0.25	$0.47	$0.51
Discontinued operations	—	0.01	—	0.01

Total	$0.23	$0.26	$0.47	$0.52

Diluted:
Continuing operations	$0.23	$0.25	$0.47	$0.50
Discontinued operations	—	—	—	0.01

Total	$0.23	$0.25	$0.47	$0.51

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 30, 2005	January 25, 2004
OPERATING ACTIVITIES:
Net income	$98.6	$108.0
(Income) loss from discontinued operations	0.4	(1.6)

Income from continuing operations	99.0	106.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.2	64.7
Deferred taxes	14.1	(2.1)
Stock compensation expense	6.0	2.9
Other non-cash items, net	5.0	0.8
Changes in operating assets and liabilities	(197.7)	(170.1)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5.4)	2.6

INVESTING ACTIVITIES:
Capital expenditures	(42.5)	(58.3)
Proceeds from disposal of assets	8.5	0.1
Acquisition	(7.2)	—

NET CASH USED IN INVESTING ACTIVITIES	(41.2)	(58.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	373.6	292.8
Payments on short-term borrowings	(359.5)	(258.5)
Principal payments on long-term debt	(4.6)	(5.5)
Issuance of common stock	7.9	0.6

NET CASH PROVIDED BY FINANCING ACTIVITIES	17.4	29.4

Effect of exchange rate changes on cash and cash equivalents	1.9	1.8
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(0.4)	2.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27.7)	(22.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36.3	42.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8.6	$20.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 30, 2005

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

On December 20, 2002, the Company acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”).

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 30, 2005 and January 25, 2004 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 30, 2005 and January 25, 2004 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 30, 2005 and for the three and nine months ended January 30, 2005 and January 25, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 30, 2005 are not necessarily indicative of the results expected for the year ending May 1, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 2, 2004 (“2004 Annual Report”). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and nine months ended January 30, 2005 and January 25, 2004 regarding net income and earnings per share as if the Company had accounted for all of its employee stock-based compensation under the fair value method of SFAS 123:

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Net income, as reported	$48.5	$53.5	$98.6	$108.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.6	0.9	3.7	1.8
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	2.0	1.4	4.7	3.3

Pro forma net income	$48.1	$53.0	$97.6	$106.5

Earnings per share:
Basic - as reported	$0.23	$0.26	$0.47	$0.52
Basic - pro forma	$0.23	$0.25	$0.46	$0.51
Diluted - as reported	$0.23	$0.25	$0.47	$0.51
Diluted - pro forma	$0.23	$0.25	$0.46	$0.51

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123, however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all interim and annual periods beginning after June 15, 2005, and early adoption is permitted. The adoption of SFAS 123R will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to April 28, 2003 that are accounted for under the intrinsic value method. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2006 and expects that the implementation of SFAS 123R will increase the Company’s stock-based compensation expense by approximately $2.3 during the fiscal year ended 2006.

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (the “2004 Asset Sale”). During a transition period after the sale, the Company is manufacturing certain products for the buyer. The Company is also performing certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On January 30, 2005, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale.

Net sales from discontinued operations was $7.9 and $21.0 for the three and nine months ended January 30, 2005, respectively, and $24.5 and $64.5 for the three and nine months ended January 25, 2004, respectively.

The following table sets forth the major categories of assets included in assets of discontinued operations:

	January 30, 2005	May 2, 2004
Property, plant and equipment, net	$2.6	$2.1
Other	—	0.4

Assets of discontinued operations	$2.6	$2.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

Note 4. Inventories

The Company’s inventories consist of the following:

	January 30, 2005	May 2, 2004
Inventories:
Finished products	$836.0	$622.1
Raw materials and in-process material	54.7	59.8
Packaging material and other	79.2	104.9
LIFO reserve	30.7	36.7

Total Inventories	$1,000.6	$823.5

Note 5. Assets Held For Sale

Included in prepaid and other current assets are certain real properties which were classified as assets held for sale. Assets held for sale totaled $33.8 and $39.7 for the periods ended January 30, 2005 and May 2, 2004, respectively. During the nine months ended January 30, 2005, the Company sold $5.9 of assets held for sale and recognized an immaterial gain on the sale.

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Basic earnings per common share:
Numerator:
Net income from continuing operations	$48.6	$52.2	$99.0	$106.4

Denominator:
Weighted average shares	210,956,990	209,584,143	210,329,324	209,469,808

Basic earnings per common share	$0.23	$0.25	$0.47	$0.51

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$48.6	$52.2	$99.0	$106.4

Denominator:
Weighted average shares	210,956,990	209,584,143	210,329,324	209,469,808
Effect of dilutive securities	1,751,254	1,884,543	1,825,872	1,396,956

Weighted average shares and equivalents	212,708,244	211,468,686	212,155,196	210,866,764

Diluted earnings per common share	$0.23	$0.25	$0.47	$0.50

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock compensation.

Options and performance shares outstanding in the aggregate amounts of 7,737,693 and 7,700,205 were not included in the computation of diluted earnings per share for the three and nine months ended January 30, 2005, respectively, because their inclusion would be antidilutive. Options outstanding in the amounts of 1,537,940 and 1,779,406 were not included in the computation of diluted earnings per share for the three and nine months ended January 25, 2004, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

Note 7. Debt

At January 30, 2005 and May 2, 2004, the Company’s debt consisted of the following:

	January 30, 2005	May 2, 2004
Short-term borrowings:
Revolver	$13.3	$—
Other	1.6	0.8

	$14.9	$0.8

Current portion of long-term debt	$6.3	$6.3

Long-term debt:
Term B Loan	$607.6	$612.1
9.25% senior subordinated notes	309.0	310.1
8.625% senior subordinated notes	450.0	450.0
Other	3.6	3.6

	1,370.2	1,375.8
Less current portion	6.3	6.3

	$1,363.9	$1,369.5

On December 20, 2002, in connection with the Merger, the Company established a $300.0 six-year floating rate revolving credit facility (the “Revolver”) with several institutions as part of its senior credit facility. During the three months ended January 30, 2005, the Company borrowed $105.8 and repaid $232.9. During the nine months ended January 30, 2005, the Company borrowed $372.4 and repaid $359.1. As of January 30, 2005, the net availability under the Revolver, adjusted for $55.3 of outstanding letters of credit, was $231.4. The interest rate on the Revolver, which is a floating rate, was approximately 6.75% on January 30, 2005.

During the three and nine months ended January 30, 2005, the Company made scheduled repayments of $1.5 and $4.6, respectively of Term B Loan principal. The Term B Loan is part of the senior credit facility.

The 9.25% senior subordinated notes had a face value of $300.0 when they were sold on May 15, 2001. On the date of the Merger, these notes were recorded at fair value, which was $312.0. The $12.0 premium was scheduled to be amortized over the life of the notes at $1.4 per year. For the three and nine months ended January 30, 2005 and January 25, 2004, $0.4 and $1.1, respectively of the recorded premium was amortized through earnings as a reduction to interest expense.

The Company made cash interest payments of $91.6 and $109.0 during the nine months ended January 30, 2005 and January 25, 2004, respectively.

As of January 30, 2005, agreements relating to the Company’s long term debt, including the credit agreement governing the senior credit facility and the indentures governing the senior subordinated notes, contained covenants that restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue capital stock, pay dividends on and redeem its capital stock, make other restricted payments, including investments, sell its assets, incur liens, transfer all or substantially all of its assets and enter into consolidations or mergers. The Company’s credit facilities also required it to meet certain financial tests, including minimum fixed charge coverage, minimum interest coverage and maximum total debt ratios. These financial requirements and ratios generally became more restrictive over time. The Company believes that it was in compliance with all such financial covenants as of January 30, 2005.

Subsequent Event

On February 8, 2005, the Company completed the refinancing of a significant portion of its outstanding indebtedness (the “Refinancing”). The Refinancing was initiated to reduce the applicable interest rate spread under the Company’s senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of its senior subordinated debt, and to

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

provide the Company with enhanced operational flexibility. The Refinancing included the consummation of a cash tender offer and consent solicitation (the “Offer”) with respect to its outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 senior credit facility (the “New Credit Facility”). The Company used the proceeds from the sale of the 6 3/4% Notes and borrowings under the New Credit Facility to fund the payment of consideration and costs related to the Offer and to repay amounts outstanding under its previous senior credit facility. The New Credit Facility is comprised of a $350.0 revolving credit facility with a term of six years, a $450.0 term loan A with a term of six years, and a $150.0 term loan B with a term of seven years.

The Offer expired on February 7, 2005 (the “Expiration Time”). As of the Expiration Time of the Offer, $297.5 aggregate principal amount of the 9 1/4% Notes had been validly tendered and not withdrawn, representing approximately 99.2% of the outstanding aggregate principal amount of the 9 1/4% Notes. The Company accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the expiration time.

The following table reflects the debt balances affected by the February 8, 2005 Refinancing, as compared to the balances at January 30, 2005:

	February 8, 2005	January 30, 2005
Short-term borrowings:
Revolver	$91.4	$13.3

Long-term debt:
Term A Loan	450.0	—
Term B Loan	150.0	607.6
9.25% senior subordinated notes	2.6	309.0
6.75% senior subordinated notes	250.0	—

	$852.6	$916.6

Prior to February 8, 2005, the Company repaid the $13.3 Revolver balance. On February 8, 2005, in connection with the Refinancing, the Company borrowed $91.4, from the $350.0 six-year floating rate revolving credit facility under the New Credit Agreement (the “New Revolver”). Additionally the Company used $9.5 of cash on hand in connection with the closing of the Refinancing. A total of $55.3 in existing standby letters of credit under the Company’s previous credit facility were deemed issued under the New Credit Facility, and accordingly, the total availability under the New Revolver on February 8, 2005 after the consummation of the Refinancing was approximately $203.3. The interest rate on the New Revolver, which is a floating rate, was approximately 6.00% on February 8, 2005. The reduction in the interest rate from January 30, 2005 to February 8, 2005 is primarily due to a reduction in the applicable interest rate spread as a result of the Refinancing. In connection with the Refinancing, the Company expects to recognize approximately $33.5 of expense from fees and write-offs of premium related to the 9 1/4% Notes and write-offs of deferred fees in the fourth quarter of fiscal 2005.

The Company is scheduled to repay $0.2 of its long-term debt during the remainder of fiscal 2005. As of February 8, 2005, reflecting the consummation of the Refinancing, scheduled payments of long-term debt for each of the five succeeding fiscal years are as follows:

2006	$1.7
2007	12.9
2008	24.2
2009	35.4
2010	46.7

At February 8, 2005, agreements relating to the Company’s long-term debt, including the credit agreement governing the New Credit Facility and the indentures governing the senior subordinated notes (including the 6 3/4% Notes), contained covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. The Company’s credit agreement governing the New Credit Facility also requires compliance with certain financial tests, including a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum total debt ratio becomes more restrictive over time.

Note 8. Merger-Related Employee Severance Costs

During the nine months ended January 30, 2005 and the fiscal year ended May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense. The Company may incur additional severance costs as it continues to integrate its businesses.

The following table reconciles the beginning and ending accrued merger-related termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs - May 2, 2004	$4.9	$0.1	$—	$5.0
Termination and severance costs incurred	0.1	—	1.7	1.8
Amounts utilized	(1.3)	(0.1)	—	(1.4)

Accrued termination and severance costs - August 1, 2004	3.7	—	1.7	5.4

Termination and severance costs incurred	0.2	—	0.9	1.1
Amounts utilized	(2.0)	—	(0.8)	(2.8)

Accrued termination and severance costs - October 31, 2004	1.9	—	1.8	3.7

Termination and severance costs incurred	0.6	0.3	—	0.9
Amounts utilized	(0.2)	(0.3)	(0.1)	(0.6)

Accrued termination and severance costs - January 30, 2005	$2.3	$—	$1.7	$4.0

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Net income	$48.5	$53.5	$98.6	$108.0
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(0.1)	1.9	9.5
Gain (loss) on cash flow hedging instruments, net of tax	1.6	(0.8)	(0.5)	0.3

Total other comprehensive income (loss):	1.6	(0.9)	1.4	9.8

Comprehensive income	$50.1	$52.6	$100.0	$117.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

Note 10. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans are as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	Defined Benefit Pension Benefits		Other Benefits		Defined Benefit Pension Benefits		Other Benefits
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Service cost	$2.2	$2.0	$1.5	$1.3	$5.9	$5.9	$4.4	$4.0
Interest cost	5.7	5.7	2.3	2.7	17.1	17.2	7.0	8.0
Expected return on plan assets	(6.3)	(5.9)	—	—	(18.8)	(17.6)	—	—
Amortization of prior service cost	0.3	0.3	(1.5)	(0.1)	0.9	0.9	(4.5)	(0.3)
Loss due to curtailment, settlement and special termination benefits	—	0.1	0.3	—	—	0.4	0.8	—

Net periodic benefit cost	$1.9	$2.2	$2.6	$3.9	$5.1	$6.7	$7.8	$11.7

The Company made planned cash contributions of $2.2 to the defined benefit pension plans during the second quarter of fiscal 2005. No other cash contributions were made by the Company during the nine months ended January 30, 2005.

Other Plans.

The Company has various other nonqualified plans including supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans comply with IRS rules for nonqualified plans. During the quarter ended January 30, 2005, as part of an effort to harmonize employee benefits, the Company expanded certain supplemental executive retirement plans to include additional executives within the Company. The effect of this change was an increase of $4.7 to both the benefit obligation and the related intangible asset.

Note 11. Commitments and Contingencies

Legal Contingencies.

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2004 Annual Report.

The Company is a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringes the 746 Patent. The plaintiff is seeking compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. Although the plaintiff had originally been seeking the award of treble damages and attorneys’ fees for alleged willful infringement of its patent, the plaintiff is no longer seeking such damages or fees following a February 2005 agreement between the parties to narrow the issues at trial. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, the Company filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied the Company’s petition for rehearing and remanded the case to the district court for further proceedings. In a ruling served on January 25, 2005, the court granted the plaintiff’s motion for summary judgment and ruled that the Company infringed the plaintiff’s patent. This trial began on February 22, 2005. See Note 13 for a discussion of a subsequent event related to this litigation.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and has been set for trial on October 18, 2005. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and has been set for trial on October 18, 2005. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company is a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the Merger Agreement. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleges that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint seeks compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. The settlement must be approved by the court in PPI Enterprises’ bankruptcy proceeding. Counter-claims against the Company by third parties in the amount of $1.4 remain outstanding. The Company believes it has accrued adequate reserves to cover any material liability that may result from these counterclaims. The Company disputes these counterclaims.

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to the Company’s acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9. The power plant is operated by a third-party operator under contract with the Company. In December 2004, the Company entered into a consent agreement with ACHD under which the Company agreed to pay a civil penalty of approximately $0.2. The Company expects to be indemnified by the third-party operator for a portion of this penalty.

The Company was a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that the Company was responsible for personal injuries sustained as a result of an accident that occurred at the Company’s manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0. The Company settled this case on January 28, 2005.

The Company was a defendant in an action brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming was seeking a total of $18.0 in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleged it was entitled under various trade promotion programs. The Company previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to the Company. The Company and Fleming settled these respective claims, effective February 23, 2005. The Company had accrued adequate reserves to cover the settlement of these proceedings.

The settlements described above, in aggregate, did not have a material impact on the Company’s results of operations.

Other Commitments.

On November 1, 2004, the Company signed an agreement with a packaging supplier to guarantee up to $1.0 of purchases made by a co-packer for the production of certain Del Monte products. The purchases include packaging materials that Del

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

Monte had been purchasing on behalf of the co-packer. The co-packer has been producing certain Del Monte products for more than five years. The Company has a supply agreement with the co-packer through July 2006. The guarantee can be terminated in writing by the Company.

Note 12. Segment Information

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
Net Sales:
Consumer Products	$638.3	$608.8	$1,714.4	$1,657.2
Pet Products	223.0	202.3	619.5	556.8

Total Company	$861.3	$811.1	$2,333.9	$2,214.0

Operating Income:
Consumer Products	$74.2	$78.7	$183.3	$177.2
Pet Products	37.8	44.4	86.1	105.2
Corporate (a)	(7.6)	(8.0)	(30.8)	(24.3)

Total Company	$104.4	$115.1	$238.6	$258.1

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of January 30, 2005, the Company’s goodwill was comprised of $213.5 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. As of May 2, 2004, the Company’s goodwill was comprised of $215.4 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. Goodwill in the Consumer Products reportable segment decreased by $1.3 for the three months ended January 30, 2005 and decreased by $1.9 during the nine months ended January 30, 2005, as a result of adjustments to the Company’s current tax liabilities relating to periods prior to December 20, 2002, the date of the Merger. Goodwill in the Pet Products reportable segment remained unchanged for the three months ended January 30, 2005 and increased by $0.2 during the nine months ended January 30, 2005, respectively, as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian retail pet operations.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 30, 2005

(In millions, except share and per share data)

Note 13. Subsequent Event

As discussed in Note 11, the trial for the Kal Kan litigation began on February 22, 2005. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. Mars has filed a motion requesting a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation are expected to be insignificant in light of the Company’s total expected net sales and net income. The Company recognized the effect of the jury verdict in the financial results for the three and nine months ended January 30, 2005. The Company is considering an appeal.

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

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”).

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of DMFC. For reporting purposes, our businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. See Note 12 of our condensed consolidated financial statements in this Form 10-Q for a discussion of changes in our operating segments during the current fiscal year.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 30, 2005	January 25, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$861.3	$811.1	$50.2	6.2%	3.1%	3.1%
Cost of Products Sold	629.1	583.9	45.2	7.7%	3.8%	3.9%

Gross Profit	232.2	227.2	5.0	2.2%
Selling, General and
Administrative Expense (“SG&A”)	127.8	112.1	15.7	14.0%

Operating Income	$104.4	$115.1	$(10.7)	(9.3)%

Gross Margin	27.0%	28.0%

SG&A as a % of net sales	14.8%	13.8%

	Nine Months Ended
	January 30, 2005	January 25, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$2,333.9	$2,214.0	$119.9	5.4%	2.7%	2.7%
Cost of Products Sold	1,732.5	1,621.1	111.4	6.9%	3.1%	3.8%

Gross Profit	601.4	592.9	8.5	1.4%
SG&A	362.8	334.8	28.0	8.4%

Operating Income	$238.6	$258.1	$(19.5)	(7.6)%

Gross Margin	25.8%	26.8%

SG&A as a % of net sales	15.5%	15.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $861.3 million, which represent strong growth of 6.2% over the third quarter of fiscal 2004. This growth reflects strong marketplace execution in each of our operating segments. As in the second quarter, we continued to leverage our competitive strengths through our diverse portfolio, strong brand equities, product innovation capabilities and go-to-market platform.

We delivered earnings per share of twenty-three cents, compared to earnings per share of twenty-five cents for the same period last year. This decline was primarily due to continued inflationary pressures in steel, as well as energy, logistics and other transportation-related costs. Increased fish costs also negatively impacted our results. We partially offset these cost pressures through our ability to take pricing actions, combined with our continued cost reduction efforts. Despite cost pressures, we continued to increase our marketing investment for our new products and our brands believing that these investments will enable us to remain competitively strong and will position us well for future growth.

Similar to the second quarter, we continued to experience year-over-year cost increases—primarily in steel, fish, energy, logistics and other transportation-related costs. While we have been able to mitigate a substantial portion of these inflationary pressures and higher fish costs through our pricing actions and cost reduction efforts, we expect that this situation will continue to put pressure on our margins. We believe that certain of these costs will continue to be affected by inflationary pressures for the next 12 to 18 months, taking us through fiscal 2006. Accordingly we continue to seek out alternative ways to improve our financial position. For example, we recently refinanced a substantial portion of our outstanding indebtedness. This refinancing, which was completed on February 8, 2005, was initiated to take advantage of the favorable credit environment and lower the interest rate spread on our senior credit facility debt (revolver and term loans), to reduce the coupon rate on certain of our senior subordinated debt, to extend the maturities and to provide greater operational flexibility. Although the refinancing is expected to negatively impact earnings per share in fiscal 2005 by approximately ten cents, we expect that this refinancing will benefit the Company in the years ahead. We believe that the refinancing is an important investment in our future.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during the three months ended January 30, 2005 and January 25, 2004 resulted in net reductions to the trade promotion liability and increases in net sales of approximately $5.8 million and $4.1 million, respectively, which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotions liability and increases in net sales of approximately $4.3 million and $0.9 million for the nine months ended January 30, 2005 and January 25, 2004 respectively, which related to prior year activity.

Coupon Redemption

We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. We rely on independent coupon redemption clearing houses to determine the amount to initially accrue for each coupon offering. The initial estimates made by the independent clearinghouses are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our estimated redemption rates vary from our actual redemption rates. During the three and nine months ended January 30, 2005, we experienced no significant adjustments to our estimates relating to coupon redemption.

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

During the three and nine months ended January 30, 2005, we recognized DB plans benefits expense of $1.9 million and $5.1 million, respectively, and other benefits expense of $2.6 million and $7.8 million, respectively. Our remaining fiscal 2005 DB plans benefits expense is currently estimated to be approximately $3.1 million and other benefits expense is estimated to be approximately $2.6 million. These estimates incorporate our 2004 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. The remaining fiscal 2005 DB plans expense includes the impact of an amendment to our DB plans, which will provide benefits to salaried employees that will transition from a defined contribution plan. The increase in expense under the DB plans associated with the transition of additional salaried employees will be largely offset by the elimination of this expense under the defined contribution plan that was terminated on December 31, 2004. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and nine months ended January 30, 2005 and January 25, 2004, respectively. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of our employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock type incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is typically equivalent to our stock price on the date of the grant. Typically, our employees vest in stock options in equal annual installments over a four or five year period and such options generally have a ten-year term until expiration.

Restricted Shares are stock incentives in which employees receive the rights to own shares of our common stock and do not require the employee to pay an exercise price. Restricted Shares include restricted stock units, performance shares and performance accelerated restricted stock units. Restricted stock units vest over a period of time. Performance shares vest at predetermined points in time if certain corporate performance goals are achieved or are forfeited if such goals are not met. Performance accelerated shares vest at a point in time, which may accelerate if certain stock performance measures are achieved.

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

The fair value of stock options granted during the three and nine months ended January 30, 2005 was $0.1 million and $15.1 million respectively, which is expected to be expensed over the four year vesting period. During the third quarter of fiscal 2005 and fiscal 2004, we recognized $2.1 million and $0.8 million of stock compensation expense related to stock options. During the nine months ended January 30, 2005 and January 25, 2004, we recognized $4.8 million and $1.4 million of stock compensation expense related to stock options. We expect to recognize approximately $1.6 million of compensation expense related to stock options during the remainder of fiscal 2005.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors: losses which have been reported and incurred by us; losses which we have knowledge of but have not yet been reported to us; losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and the projected costs to resolve these estimated losses. Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and nine months ended January 30, 2005, we experienced no significant adjustments to our estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123, however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all interim and annual periods beginning after June 15, 2005, and early adoption is permitted. The adoption of SFAS 123R will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to April 28, 2003 that are accounted for under the intrinsic value method. We intend to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2006 and expect that the implementation of SFAS 123R will increase our stock-based compensation expense by approximately $2.3 million during the fiscal year ended 2006.

Results of Operations

The following discussion provides a summary of results for the three and nine months ended January 30, 2005, compared to the results for the three and nine months ended January 25, 2004.

	Three Months Ended
	January 30, 2005	January 25, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales:
Consumer Products	$638.3	$608.8	$29.5	4.8%	1.1%	3.7%
Pet Products	223.0	202.3	20.7	10.2%	9.2%	1.0%

Total Company	$861.3	$811.1	$50.2	6.2%	3.1%	3.1%

	Nine Months Ended
	January 30, 2005	January 25, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales:
Consumer Products	$1,714.4	$1,657.2	$57.2	3.5%	0.2%	3.3%
Pet Products	619.5	556.8	62.7	11.3%	10.2%	1.1%

Total Company	$2,333.9	$2,214.0	$119.9	5.4%	2.7%	2.7%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales. Net sales for the three months ended January 30, 2005 was $861.3 million, an increase of $50.2 million, or 6.2%, compared to $811.1 million for the three months ended January 25, 2004. For the nine months ended January 30, 2005, net sales was $2,333.9 million, an increase of $119.9 million, or 5.4%, compared to $2,214.0 million for the nine months ended January 25, 2004.

Net sales in our Consumer Products reportable segment was $638.3 million for the three months ended January 30, 2005, an increase of 4.8% compared to the three months ended January 25, 2004. Increased pricing drove 3.7% of net sales growth during the quarter, with pricing gains reflected throughout the reportable segment. The remainder of the increase was due to increased volume in the Del Monte Brands and Private Label Soup operating segments, partially offset by decreased volume in the StarKist Seafood operating segment. The Del Monte Brands operating segment had sales of $449.0 million for the quarter, an increase of $20.4 million, or 4.8%, compared to the same period a year ago. We benefited from recent price increases in vegetables and tomatoes combined with recent merchandising events, particularly in fruit. These increases were partially offset by volume declines in vegetables, resulting from price elasticity and reduced promotional activities, and increased competitive activity in infant feeding. The Private Label Soup operating segment had sales of $62.6 million for the quarter, an increase of $4.9 million, or 8.5%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from effective merchandising programs and lower levels of merchandising from our primary competitor. The StarKist Seafood operating segment had sales of $126.7 million for the quarter, an increase of $4.2 million compared to the same period a year ago. This increase was due to the combined effect of higher pricing partially offset by a volume decline driven by the higher pricing.

Net sales in our Consumer Products reportable segment was $1,714.4 million for the nine months ended January 30, 2005, an increase of 3.5% compared to the nine months ended January 25, 2004. Increased pricing drove 3.3% of net sales growth, with pricing gains reflected throughout the reportable segment. The remainder of the increase was due to increased volume in the Del Monte Brands and Private Label Soup operating segments, partially offset by decreased volume in the StarKist Seafood operating segment. The Del Monte Brands operating segment had sales of $1,163.5 million for the first nine months of fiscal 2005, an increase of $48.4 million, or 4.3%, compared to the same period a year ago. We benefited from price increases in vegetables and tomatoes along with merchandising events, particularly in vegetables. These increases were partially offset by price elasticity, primarily in vegetables, lower infant feeding and tomato sales volume driven by increased competitive activities. The Private Label Soup operating segment had sales of $154.4 million for the first nine months of fiscal 2005, an increase of $11.4 million, or 8.0%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from effective merchandising programs along with slightly lower trade promotion expenses. The StarKist Seafood operating segment had sales of $396.5 million for the first nine months of fiscal 2005, a decrease of $2.6 million, or 0.7%, compared to the same period a year ago. Volume decreases resulted from increased competitive activity in canned tuna, the existence of an early May merchandising event which moved some sales into late fiscal 2004 and the effect of higher pricing, partially offset by volume growth in tuna pouch. The impact of these volume decreases was almost entirely offset by price increases.

Net sales in our Pet Products reportable segment was $223.0 million for the three months ended January 30, 2005, an increase of 10.2% compared to $202.3 million for the three months ended January 25, 2004. Volume accounted for 9.2% of the increase in pet products sales. The primary volume driver was our pet foods products, driven primarily by the continued growth of our recently introduced Kibbles ‘n Bits wet dog food, the ability of our private label pet food products to further penetrate the mass-merchandising channels and club stores, and the strength of our 9Lives cat food from re-launch activities.

For the nine months ended January 30, 2005, net sales in our Pet Products reportable segment was $619.5 million, an increase of $62.7 million, or 11.3%, compared to $556.8 million for the nine months ended January 25, 2004. Volume and rate increases accounted for 10.2% and 1.1%, respectively, of the increase in pet products sales. Pet food was also the primary driver for this period, with the majority of the sales increase driven by further penetration of our private label pet food products, in the mass-merchandising channels and club stores, by the continued growth of our recently introduced Kibbles ‘n Bits wet dog food, and by the re-launch of 9Lives cat food.

Cost of products sold. Cost of products sold for the three months ended January 30, 2005 was $629.1 million, an increase of $45.2 million, or 7.7%, compared to $583.9 million for the three months ended January 25, 2004. For the nine months ended January 30, 2005, cost of products sold was $1,732.5 million, an increase of $111.4 million, or 6.9%, compared to the cost of products sold of $1,621.1 million for the nine months ended January 25, 2004. The increases in cost of products sold in both the three and nine month periods were due to cost increases and increased sales volume. Our cost increases were primarily due to higher steel; fish; energy, logistics and other transportation-related costs; commodity and ingredient costs.

Gross margin. Our gross margin percentage for the three months ended January 30, 2005 declined by 1.0 margin point, to 27.0% from 28.0% for the three months ended January 25, 2004. Price increases increased gross margin by 3.0 margin points. This increase was offset by declines of 2.8 margin points related to higher steel, fish, energy, logistics and other transportation-related costs. In addition, we experienced a decline of 1.2 margin points related to an unfavorable product mix primarily resulting from our Pet Products reportable segment product mix shift towards pet foods, which generally have lower gross margins than our pet snack products.

For the nine months ended January 30, 2005, our gross margin percentage declined by 1.0 margin points, to 25.8% from 26.8% for the nine months ended January 25, 2004. Gross margin increased by 2.7 margin points due to price increases. This increase was offset by declines of 2.8 margin points due to cost increases, which primarily related to increased fish, steel, commodity, ingredient, energy, logistics and other transportation-related costs. In addition, we experienced a decline of 0.9 margin points due to an unfavorable product mix due primarily to our Pet Products reportable segment product mix shift towards pet foods, which generally have lower gross margins than our pet snack products.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 30, 2005 was $127.8 million, an increase of $15.7 million, or 14.0%, compared to SG&A of $112.1 million for the three months ended January 25, 2004. Our increase in SG&A expense was primarily driven by a $10.0 million increase in customer transportation costs and a greater than 40% increase in marketing investments across all of our reportable segments. Increase in SG&A expense was also due the unfavorable verdict related to the Kal Kan litigation that we received on March 2, 2005. The jury returned a verdict in favor of Mars, awarding them total damages in the amount of $3.6 million. Although we are currently evaluating an appeal of this matter, we have recognized the effect of the jury verdict in the financial results for the three months ended January 30, 2005. These increases were partially offset by lower overhead costs, primarily due to the absence of an accrual related to our Annual Incentive Plan (“AIP”). These increases were also offset by a reduction in information technology (“IT”) costs due to the phase-out of third-party IT services, and a decrease in other benefit costs resulting from the elimination of certain benefits to eligible retirees under Medicare Part D. We believe that it is unlikely that the criteria for bonus payments to employees under the AIP for fiscal 2005 will be achieved. We therefore do not expect to recognize AIP expense for the remainder of fiscal 2005, whereas, the related bonus expense recognized and paid to employees for services rendered during fiscal 2004 was $20.4 million. We had accrued $5.6 million relating to our AIP during the three months ended January 25, 2004.

For the nine months ended January 30, 2005, our SG&A expense was $362.8 million, an increase of $28.0 million, or 8.4%, compared to SG&A expense of $334.8 million for the nine months ended January 25, 2004. Our increase in SG&A expense was primarily driven by a $21.9 million increase in transportation costs, primarily in Del Monte Brands operating segment and Pet Products reportable segment, and a greater than 30% increase in marketing investments across all of our reportable segments. Increase in SG&A expense was also due to the unfavorable verdict related to the Kal Kan litigation that we received on March 2, 2005. The jury returned a verdict in favor of Mars, awarding them total damages in the amount of $3.6 million. Although we are currently evaluating an appeal of this matter, we have recognized the effect of the jury verdict in the financial results for the nine months ended January 30, 2005. This increase was partially offset by the absence of an accrual related to our AIP plan. Additionally, a decrease in other benefit costs, and phase-out of third-party IT services also partially offset the increase. We accrued $15.8 million for AIP during the nine months ended January 25, 2004.

	Three Months Ended
	January 30, 2005	January 25, 2004	Change	% Change
	(In millions, except percentages)
Operating Income:
Consumer Products	$74.2	$78.7	$(4.5)	(5.7)%
Pet Products	37.8	44.4	(6.6)	(14.9)%
Corporate (a)	(7.6)	(8.0)	0.4	(5.0)%

Total Company	$104.4	$115.1	$(10.7)	(9.3)%

	Nine Months Ended
	January 30, 2005	January 25, 2004	Change	% Change
	(In millions, except percentages)
Operating Income:
Consumer Products	$183.3	$177.2	$6.1	3.4%
Pet Products	86.1	105.2	(19.1)	(18.2)%
Corporate (a)	(30.8)	(24.3)	(6.5)	26.7%

Total Company	$238.6	$258.1	$(19.5)	(7.6)%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended January 30, 2005 was $104.4 million, a decrease of $10.7 million, or 9.3%, compared to operating income of $115.1 million for the three months ended January 25, 2004. During the three months ended January 30, 2005 and January 25, 2004, costs related to the integration of our operations were $3.2 million and $7.2 million, respectively. There was no corporate-related integration expense for the three months ended January 30, 2005, while $1.5 million represented corporate-related integration expenses for the three months ended January 25, 2004. For the nine months ended January 30, 2005, our operating income was $238.6 million, a decrease of $19.5 million, or 7.6%, compared to operating income of $258.1 million for the nine months ended January 25, 2004. During the nine months ended January 30, 2005 and January 25, 2004, costs related to the integration of our operations were $16.0 million and $21.0 million, respectively. Of these amounts, $4.6 million and $4.2 million represented corporate-related integration expenses, respectively.

Our Consumer Products reportable segment operating income declined by $4.5 million, or 5.7%, to $74.2 million for the three months ended January 30, 2005 from $78.7 million for the three months ended January 25, 2004. This decline occurred despite our ability to increase net sales by 4.8% during this period. Higher inflationary costs, primarily energy, logistics and other transportation-related costs, fish costs and steel costs, along with increased marketing investments are the primary causes for the decline. This decline was partially offset by higher product pricing and reduction in compensation-related expenses.

For the nine months ended January 30, 2005, our Consumer Products reportable segment’s operating income was $183.3 million, an increase of $6.1 million, or 3.4%, compared to $177.2 million for the nine months ended January 25, 2004. The increase for the nine months ended January 30, 2005 primarily resulted from higher product pricing and reduction in compensation and benefit expenses. This increase was partially offset by higher inflationary costs, primarily fish costs, energy, logistics and other transportation-related costs, and steel costs, along with increased marketing investments.

Our Pet Products reportable segment operating income declined by $6.6 million, or 14.9%, to $37.8 million for the three months ended January 30, 2005 from $44.4 million for the three months ended January 25, 2004. While our sales growth was significant, unfavorable product mix shift towards pet foods, along with inflationary pressures, the Kal Kan verdict and marketing investments resulted in our earnings decline.

Our Pet Products reportable segment operating income for the nine months ended January 30, 2005, declined by $19.1 million, or 18.2%. This decline occurred despite Pet Products net sales growth of 11.3% during this period. The earnings impact from our net sales growth was largely offset by an unfavorable product mix shift towards pet foods, which generally have lower gross margins than our pet snack products. We also experienced inflationary pressures, primarily from higher commodity, ingredient, steel, and energy, logistics and other transportation-related costs. In addition, we made significantly higher marketing investments. The decline in operating income was partially offset by continued strong sales volume in Kibbles ‘n Bits wet dog food, private label pet foods and 9Lives cat food, higher product pricing and a reduction in compensation-related expenses.

Our corporate expenses declined by $0.4 million during the three months ended January 30, 2005 compared to the prior year period primarily driven by a $1.5 million decrease in integration expense, which was partially offset by higher overall corporate overhead expenses.

The $6.5 million increase in corporate expenses for the nine months ended January 30, 2005 compared to the prior year period was primarily due to an increase in stock-based compensation expense related to the prospective method of accounting for expensing of stock-based compensation. In fiscal 2004, we began expensing stock-based compensation, in accordance with SFAS 123. Options were granted during the second quarter last year and as a result expense incurred during the first quarter of fiscal 2004 was not significant. Increase in corporate expenses was also due to higher legal fees, Sarbanes-Oxley compliance costs and overall corporate overhead expenses.

Interest expense and other expense. Interest expense for the three and nine months ended January 30, 2005 declined by $5.5 million and $15.9 million, respectively, as compared to the three and nine months ended January 25, 2004. This reduction was due to substantial principal payments made during fiscal 2004 along with the repricing of our credit facilities in January 2004, which reduced our effective interest rate. On February 8, 2005, we completed the refinancing of a significant portion of our outstanding indebtedness to further reduce the applicable interest rate spread on our senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of our senior subordinated debt, and to provide us with enhanced operational flexibility. In addition, during the three and nine months ended January 30, 2005, other expense increased by $0.6 million and $4.7 million, respectively which primarily resulted from a decline associated with the fair value of our derivative contracts. As previously discussed, we completed a refinancing of a substantial portion of our debt on February 8, 2005. In connection with the refinancing, we expect that we will recognize approximately $33.5 million of expense from fees and write-offs of premium related to our 9 1/4% Notes and write-offs of deferred fees in the fourth quarter of fiscal 2005. We expect that interest expense in fiscal 2006 will be approximately $9 million lower than it would have been had we not completed the refinancing.

Provision for Income Taxes. The effective tax rate for the three months ended January 30, 2005 and January 25, 2004 was 38.0% for both periods. For the nine months ended January 30, 2005 and January 25, 2004, the effective tax rates were 38.0% and 36.6%, respectively. The rate for the nine months ended January 30, 2005 was higher than the rate for the nine months ended January 25, 2004 primarily due to an increase in state taxes and larger non-deductible charges during fiscal 2005 associated with higher employee stock-based compensation expense.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. One of the provisions in the Act provides for a tax deduction relating to income attributable to U.S. production activities. Although we qualify for the deduction beginning in fiscal 2006, we cannot at this time reasonably estimate the amount of additional deductions which will arise from the Act.

Net Income. Net income for the three months ended January 30, 2005 decreased by $5.0 million to $48.5 million from $53.5 million for the three months ended January 25, 2004. For the nine months ended January 30, 2005, net income decreased by $9.4 million to $98.6 million from $108.0 million for the nine months ended January 25, 2004.

Financial Condition

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Typically inventory production relating to these items peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, term loans, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

During the three and nine months ended January 30, 2005, we repaid a net amount of $127.1 million and borrowed a net amount of $14.1 million, respectively, under our revolving credit facility and other short-term borrowings. During these same periods, we also made scheduled principal repayments of $1.5 million and $4.6 million, respectively, toward our then-existing Term B Loan. During the remainder of fiscal 2005, as a result of the refinancing consummated on February 8, 2005, we have no scheduled repayment of our senior credit facility.

On February 8, 2005, we completed the refinancing of a significant portion of our outstanding indebtedness. The refinancing was initiated to reduce the applicable interest rate spread, on our senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of our senior subordinated debt, and to provide us with enhanced operational flexibility. The refinancing included the consummation of a cash tender offer and consent solicitation (the “Offer”) with respect to our outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 million principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 million senior credit facility (the “New Credit Facility”). We used the proceeds from the sale of the 6 3/4% Notes, borrowings under the New Credit Facility, and cash on hand to fund the payment of consideration and costs related to the Offer and to repay amounts outstanding under our previous senior credit facility. The New Credit Facility is comprised of a $350.0 million revolving credit facility with a term of six years, a $450.0 million term loan A with a term of six years, and a $150.0 million term loan B with a term of seven years.

The Offer expired on February 7, 2005 (the “Expiration Time”). As of the expiration time of the Offer, $297.5 million aggregate principal amount of the 9 1/4% Notes had been validly tendered and not withdrawn, representing approximately 99.2% of the outstanding aggregate principal amount of the 9 1/4% Notes. We accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the expiration time.

The following table reflects the debt balances affected by the February 8, 2005 refinancing, as compared to the balances at January 30, 2005 (in millions):

	February 8, 2005	January 30, 2005
Short-term borrowings:
Revolver	$91.4	$13.3

Long-term debt:
Term A Loan	450.0	—
Term B Loan	150.0	607.6
9.25% senior subordinated notes	2.6	309.0
6.75% senior subordinated notes	250.0	—

	$852.6	$916.6

We are scheduled to repay $0.2 of our long-term debt during the remainder of fiscal 2005. As of February 8, 2005, reflecting the consummation of the refinancing, scheduled payments of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2006	$1.7
2007	12.9
2008	24.2
2009	35.4
2010	46.7

We believe that cash provided by operations and availability under our new revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. Our current intention is to utilize cash provided by operations to continue to make long-term debt principal prepayments during the remainder of fiscal 2005. However, we may consider alternative uses for our cash provided by operations, including acquisition opportunities, payment of dividends and/or common stock buyback plans.

Restrictive and Financial Covenants

At February 8, 2005, agreements relating to our long-term debt including the credit agreement governing the New Credit Facility and the indentures governing the senior subordinated notes (including the 6 3/4% Notes), contained covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Our credit agreement governing the New Credit Facility also requires compliance with certain financial tests, including a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum total debt ratio becomes more restrictive over time. Compliance with these covenants will be monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the New Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at January 30, 2005, except for Long-term Debt which reflects the February 8, 2005 refinancing:

	Payments due by period (In millions)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term Debt	$1,306.2	$1.4	$31.5	$76.5	$1,196.8
Capital Lease Obligations	—	—	—	—	—
Operating Leases	338.7	59.9	100.9	78.2	99.7
Purchase Obligations (1)	1,218.7	390.0	372.1	302.9	153.7
Other Long-term Liabilities Reflected on the Balance Sheet	304.9	—	47.2	38.4	219.3

Total Contractual Obligations	$3,168.5	$451.3	$551.7	$496.0	$1,669.5

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities as of January 30, 2005, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of January 30, 2005. Aggregate future payments for our grower commitments are estimated based on January 30, 2005 pricing and volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal year 2005 levels, that no bonuses will be paid with respect to fiscal 2005, and that bonuses paid in each fiscal year after fiscal 2005 shall be equal to the amounts actually paid with respect to fiscal 2004, the most recent period for which bonuses were paid.

Cash Flows

During the nine months ended January 30, 2005, our cash and cash equivalents decreased by $27.7 million primarily due to the net impact of $5.4 million used in operating activities, $41.2 million used in investing activities, and $17.4 million provided by financing activities.

	Nine Months Ended
	January 30, 2005	January 25, 2004
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(5.4)	$2.6
Net Cash Used in Investing Activities	(41.2)	(58.2)
Net Cash Provided by Financing Activities	17.4	29.4

Operating Activities. Cash used in operating activities for the nine months ended January 30, 2005 was $5.4 million, which was $8.0 million more than the $2.6 million provided by operating activities for the nine months ended January 25, 2004. This increase was primarily due to lower operating earnings and higher taxes paid which were partially offset by lower interest expense. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 30, 2005 was $41.2 million compared to $58.2 million for the nine months ended January 25, 2004. Capital spending during the first nine months of fiscal 2005 was $15.8 million lower than it was during the first nine months of fiscal 2004 primarily due to lower integration-related capital projects during the current year. We received net proceeds of $8.5 million from the sale of certain real property and other long-term assets during the first nine months of fiscal 2005. In addition, during the second quarter of fiscal 2005, we spent $7.2 million in connection with the acquisition of a packing business, located in Mexico, and related assets, which contributed to the use of cash for investing activities for the period.

Financing Activities. Cash provided by financing activities for the nine months ended January 30, 2005 was $17.4 million compared to $29.4 million for the nine months ended January 25, 2004. During the first nine months of fiscal 2005, we borrowed a net of $14.1 million in short-term borrowings, which was $20.2 million lower than net short-term borrowings of $34.3 million during the first nine months of fiscal 2004. During the nine months ended January 30, 2005 and January 25, 2004, we made scheduled repayments of $4.6 million and $5.5 million, respectively, towards our Term B Loan principal. Additionally, as a result of an increased number of stock options exercised by employees and former employees, we had a $7.3 million increase in the issuance of common stock in the nine months ended January 30, 2005 compared to the prior year period.

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

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, was paid to TPG Partners, L.P. Mr. Price is an officer of TPG. On September 30, 2004, Mr. Price ceased being a member of the Company’s Board of Directors. For the nine months ended January 30, 2005, Mr. Price earned a $0.02 million as well as 1,666 shares of Del Monte Foods Company common stock.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	general economic and business conditions;

•	cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, grains, meat by-products, fish and energy, logistics and other transportation-related costs;

•	continuation of or further increases in current high prices of certain ingredients, commodities and other raw materials, including without limitation, steel, grains, meat by-products, fish and energy, logistics and other transportation-related costs;

•	ability to increase prices and reduce costs;

•	high leverage and ability to service and reduce our debt;

•	costs and results of efforts to improve the performance and market share of the businesses we acquired from Heinz;

•	effectiveness of marketing and trade promotion programs;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	implementation of our trade promotion spending improvement project and of our distribution network improvement project;

•	competition, including pricing and promotional spending levels by competitors;

•	transportation costs;

•	insurance coverage;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	changes in U.S., foreign or local tax laws and rates;

•	foreign currency exchange and interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	acquisitions, including identification of appropriate targets and successful integration of any acquired business;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2004 Annual Report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

A substantial portion of our retail tuna pouch products are produced by a third-party co-packer in Ecuador. This co-packer was required to comply with new environmental regulations regarding the treatment and disposal of wastewater generated by the facility by February 28, 2005. The co-packer did not achieve compliance by that date but has informed us that it believes it will be able to obtain an extension from the government. There can be no assurance that such an extension will be granted. If our co-packer does not obtain an extension, production by such co-packer could be interrupted. Any interruption of supply from such co-packer or steps that may be taken by the Company to mitigate any such supply disruption, including an increase in inventory in anticipation of this possible production interruption, could adversely affect our results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three and nine months ended January 30, 2005, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity prices, which affect interest on our floating-rate obligations and the cost of our raw materials, respectively.

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

We manage a portion of our interest rate risk related to floating interest expense by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six pay-fixed interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million matured on September 30, 2004. All of our remaining interest rate swaps have been formally designated as cash flow hedges. During the three months ended January 30, 2005, our interest rate cash flow hedges resulted in a $1.3 million increase to other comprehensive income (“OCI”), a $0.8 million increase to deferred tax liabilities. During the three months ended January 25, 2004, our interest rate cash flow hedges resulted in a $0.7 million increase to OCI and a $0.5 million increase to deferred tax liabilities.

During the nine months ended January 30, 2005, our interest rate cash flow hedges resulted in a $1.6 million increase to OCI, a $1.0 million increase to deferred tax liabilities and a $0.3 million decrease in other expense. During the nine months ended January 25, 2004, our interest rate cash flow hedges resulted in a $1.2 million decrease to OCI, a $0.7 million decrease in deferred tax liabilities and a $0.3 million decrease in other income.

During the nine months ended January 30, 2005, we reduced interest expense by $1.4 million to reflect the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. At January 30, 2005, the swap liability was fully amortized in conjunction with the maturity of the $125.0 million swaps that matured on September 30, 2004. During the three and nine months ended January 25, 2004, we reduced interest expense by $1.0 million and $3.2 million, respectively, to reflect the amortization of the $6.9 million swap liability.

On January 30, 2005, the fair values of our interest rate swaps were recorded as assets of $2.9 million in other non-current assets. On January 25, 2004, the fair value of the interest rate swaps was recorded as a liability of $5.4 million in other non-current liabilities.

On February 8, 2005, we completed the refinancing of a significant portion of our outstanding indebtedness. The refinancing included the consummation of a cash tender offer and consent solicitation (the “Offer”) with respect to our outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 million principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 million senior credit facility (the “New Credit Facility”). We used the proceeds from the sale of the 6 3/4% Notes and borrowings under the New Credit Facility to fund the payment of consideration and costs related to the Offer and to repay amounts outstanding under our previous credit facility. The New Credit Facility is comprised of a $350.0 million revolving credit facility with a term of six years, a $450.0 million term loan A with a term of six years, and a $150.0 million term loan B with a term of seven years.

Due to the refinancing of a significant portion of our outstanding indebtedness on February 8, 2005, we presented in the table below our market risk associated with debt obligations and interest rate derivatives as of February 8, 2005. Fair values are based on quoted market prices as of February 8, 2005. Variable interest rates represent the weighted average rates in effect on February 8, 2005.

	Maturity
	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	After Fiscal 2009	Total	Fair Value
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$705.3	$706.2	$761.0
Average Interest Rate	5.02%	5.67%	5.74%	6.61%	6.61%	7.96%	7.95%
Variable Rate	$—	$1.5	$12.8	$24.0	$35.3	$526.5	$600.0	$600.0
Average Interest Rate	—	4.27%	4.27%	4.27%	4.27%	4.27%	4.27%

Interest Rate Swaps
Notional Amount	$—	$—	$300.0	$—	$—	$—	$300.0	$2.9
Average Rate Receivable	—	—	2.71%	—	—	—	2.71%
Average Rate Payable	—	—	2.51%	—	—	—	2.51%

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

During the nine months ended January 30, 2005, the prices of commodities, such as soybean meal, corn and wheat, decreased from substantial highs experienced towards the end of fiscal 2004. As futures contract rates for these commodities have declined, we have elected to increase our hedge positions to cover substantially all of our remaining projected requirements for fiscal 2005 along with a significant portion of our projected requirements for fiscal 2006. Our commodities hedges were recorded as a liability of $2.7 million on January 30, 2005. The fair value of our commodity hedge positions was $1.5 million at January 25, 2004.

The table below presents the changes in the following balance sheet account and the impact on income statement accounts:

	Three Months Ended		Nine Months Ended
	January 30, 2005	January 25, 2004	January 30, 2005	January 25, 2004
	(In millions)
Change in other comprehensive income (a)	$0.2	$—	$(2.1)	$0.6
Cost of products sold	1.9	(0.3)	1.8	(0.3)
Other income (expense)	(0.3)	0.5	(2.2)	2.3

(a)	The change in other comprehensive income is net of related taxes.

The table below presents our commodity derivative contracts as of January 30, 2005. The fair values included are based on quoted market prices.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Soft Wheat (Bushels)
Futures Contracts
Contract Volumes	63,900	8,820,000	5,100,000	1,190,000	65,000
Weighted Average Price	$173.69	$0.22	$2.38	$3.44	$3.40
Contract Amount ($ in Millions)	$11.1	$1.9	$12.2	$4.1	$0.2
Fair Value ($ in Millions)	$(1.0)	$(0.2)	$(1.1)	$(0.3)	$—

Options
Calls (Long)
Contract Volumes	—	—	250,000	—	—
Weighted Average Strike Price	$—	$—	$0.14	$—	$—
Weighted Average Price Paid	$—	$—	$0.14	$—	$—
Fair Value ($ in Millions)	$—	$—	$—	$—	$—

Puts (Written)
Contract Volumes	—	—	385,000	—	—
Weighted Average Strike Price	$—	$—	$0.10	$—	$—
Weighted Average Price Received	$—	$—	$0.25	$—	$—
Fair Value ($ in Millions)	$—	$—	$(0.1)	$—	$—

Foreign Currency Rates. During the period from December 20, 2002 through January 30, 2004, we had Euro-denominated term loan obligations. We also had a US Dollar/Euro currency swap, which we entered into as an economic hedge of the periodic principal and interest payments related to our Euro-denominated term loan obligations. During the three and nine months ended January 30, 2005, we had no exposure to fluctuations in the US Dollar/Euro exchange rate. During the three and nine months ended January 25, 2004, an increase in the fair value of the currency swap resulted in an increase in other assets and a corresponding increase in other income of $3.6 million and $7.4 million, respectively.

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

We are a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringes the 746 Patent. The plaintiff is seeking compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. Although the plaintiff had originally been seeking the award of treble damages and attorneys’ fees for alleged willful infringement of its patent, the plaintiff is no longer seeking such damages or fees following a February 2005 agreement between the parties to narrow the issues at trial. On July 21, 2003, the court granted us motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, we filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied our petition for rehearing and remanded the case to the district court for further proceedings. In a ruling served on January 25, 2005, the court granted the plaintiff’s motion for summary judgment and ruled that we infringed the plaintiff’s patent. This trial began on February 22, 2005. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. Mars has filed a motion requesting a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation are expected to be insignificant in light of our total expected net sales and net income. We have recognized the effect of the jury verdict in the financial results for the three and nine months ended January 30, 2005. We are considering an appeal.

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001 pursuant to the Separation Agreement. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and has been set for trial on October 18, 2005. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and has been set for trial on October 18, 2005. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

We are a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999 pursuant to the Merger Agreement. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleges that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint seeks compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises. The settlement must be approved by the court in PPI Enterprises’ bankruptcy proceeding. Counter-claims against us by third parties in the amount of $1.4 million remain outstanding. We believe we have accrued adequate reserves to cover any material liability that may result from these counterclaims. We dispute these counterclaims.

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to our acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9 million. The power plant is operated by a third-party operator under contract with us. In December 2004, we entered into a consent agreement with ACHD under which we agreed to pay a civil penalty of approximately $0.2 million. We expect to be indemnified by the third-party operator for a portion of this penalty.

We were a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that we were responsible for personal injuries sustained as a result of an accident that occurred at our manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0 million. We settled this case on January 28, 2005.

We were a defendant in an action brought by Fleming Companies, Inc., et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming was seeking a total of $18.0 million in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleged it was entitled under various trade promotion programs. We previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to us. We settled these respective claims with Fleming, effective February 23, 2005. We had accrued adequate reserves to cover the settlement of these proceedings.

The settlements described above, in aggregate, did not have a material impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

(a) On December 31, 2004, Marc D. Haberman’s employment with the Company terminated and accordingly the Employment Agreement between Mr. Haberman and Del Monte Corporation, filed as an exhibit to the current report on Form 8-K filed by the Company on November 17, 2004, terminated in accordance with its terms. Mr. Haberman was Senior Vice President and Managing Director of Del Monte Brands.

(b) NONE.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit Number	Description
4.1	Third Supplemental Indenture among Del Monte Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, dated January 24, 2005 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on January 25, 2005)

4.2	Indenture, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 Form 8-K))

4.3	Form of 6 3/4% Senior Subordinated Note due 2015. (incorporated by reference to Exhibit 4.2 to the February 2005 Form 8-K)

4.4	Registration Rights Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc., and Morgan Stanley & Co. Incorporated, Banc of Americas Securities LLC, Lehman Brothers Inc., and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the February 2005 Form 8-K)

10.1	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 Form 8-K”) **

10.2	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K) **

10.3	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.3 to the November 2004 Form 8-K) **

10.4	Employment Agreement by and between Del Monte Corporation and Marc D. Haberman, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.4 to the November 2004 Form 8-K) **

10.5	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.5 to the November 2004 Form 8-K) **

10.6	Form of Del Monte Foods Company 2002 Stock Incentive Plan Stand-Alone Stock Appreciation Right Agreement, adopted as of December 7, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 10, 2004) **

10.7	Del Monte Corporation Additional Benefits Plan, effective January 1, 2005. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004) **

10.8	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004 (the “December 2004 Form 8-K”)) **

10.9	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, adopted as of December 16, 2004. (incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K) **

10.10	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan – Form of Plan Agreement – 2005. (incorporated by reference to Exhibit 10.3 to the December 2004 Form 8-K) **

10.11	Form of Del Monte Foods Company Performance Shares Agreement, adopted as of January 20, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 26, 2005) **

10.12	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the February 2005 Form 8-K)

10.13	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the February 2005 Form 8-K)

10.14	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 Form 8-K)

*10.15	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005

*31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a compensatory plan or arrangement

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

Dated: March 9, 2005