Form 10-K
period 2005-05-01
DEL MONTE FOODS CO
filed 2005-07-11
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2005

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on October 29, 2004 was $2,250,699,707 based on the number of shares held by non-affiliates of the Registrant and the reported last sale price of common stock on October 29, 2004 ($10.68), which was the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on July 6, 2005 was 199,282,676.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended May 1, 2005

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others: general economic and business conditions; cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, grains, meat by-products, tuna, energy, and fuel; logistics and other transportation-related costs; ability to increase prices and reduce costs; our debt levels and ability to service our debt; costs and results of efforts to improve the performance and market share of our businesses; reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan, including related disposition efforts; acquisitions, if any, including identification of appropriate targets and successful integration of any acquired business; effectiveness of marketing, pricing and trade promotion programs; changing consumer and pet preferences; timely launch and market acceptance of new products; competition, including pricing and promotional spending levels by competitors; product liability claims; weather conditions; crop yields; changes in U.S., foreign or local tax laws and effective rates; interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customers; changes in business strategy or development plans; availability, terms and deployment of capital; dependence on co-packers, some of whom may be competitors or sole-source suppliers; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations; litigation; industry trends, including changes in buying, inventory and other business practices by customers; public safety and health issues; and other factors. See also “Item 1. Business—Factors That May Affect Our Future Results and Stock Price.”

All forward-looking statements in this annual report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Helpful Information

As used throughout this Form 10-K, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, which refers to (i) for periods before the Merger, a wholly-owned subsidiary of DMFC that merged with and into SKF Foods, Inc. (“SKF”) on December 20, 2002 and (ii) for periods after the Merger, a wholly-owned subsidiary of DMFC, which represents the combined operations of pre-merger DMC and SKF. See below for further discussion of the Merger. Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2006” means Del Monte’s fiscal year ending April 30, 2006;

“fiscal 2005” means Del Monte’s fiscal year ending May 1, 2005, “fiscal 2004” means Del Monte’s fiscal year ending May 2, 2004; and “fiscal 2003” means Del Monte’s fiscal year ended April 27, 2003.

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

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are based on data obtained from ACNielsen. ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Stores, Inc (“Wal-Mart”), and some supercenters and club stores which are not monitored by ACNielsen) with at least $2.0 million in sales, except references to U.S. market share for pet snacks, which are based on dollar share, which we believe is a more appropriate measure for that business. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. The data for broth and infant feeding products includes the total broth and total baby food categories. The data for seafood represents the processed tuna category, which includes both canned and tuna pouch. The data for soup includes the canned soup category. The data for pet food reflects total U.S. food and mass merchandisers (excluding Wal-Mart) which includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, and cat treat categories. References to fiscal 2005 market share refer to the 52-week period ended May 1, 2005. References to trends for the categories in which we compete are based on internal estimates calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores).

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Pounce and College Inn, among others, are registered or unregistered trademarks of Del Monte Corporation.

PART I

Item 1.    Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, generating $3.2 billion in net sales in fiscal 2005. Our leading food brands include Del Monte, StarKist, Contadina, S&W, College Inn and other brand names, and our pet food and pet snacks brands include 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. Our principal facilities consist of 16 production facilities and 13 distribution centers in the United States, as well as operating facilities in American Samoa, Mexico and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

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

History of Del Monte Foods Company

Our predecessor was originally incorporated in 1916 and remained a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. (“RJR Nabisco”). In December 1989, RJR Nabisco sold Del Monte’s fresh produce operations to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco. Following this sale, we divested several of our non-core businesses and all of our foreign operations. In April 1997, we were recapitalized with an equity infusion from Texas Pacific Group and other investors. In February 1999, we again became a publicly traded company and are currently listed on the New York Stock Exchange and the Pacific Exchange under the symbol “DLM.”

From 1997 to 2001, we completed several acquisitions including: in 1997, the acquisition of assets comprising Nestle USA, Inc.’s U.S. business of manufacturing and marketing certain processed tomato products and the rights to Contadina processed tomato products; in 1998, the rights to the Del Monte brand in South America from Nabisco, Inc. and Nabisco’s processed vegetable and tomato business in Venezuela; in 2000, the rights to the SunFresh brand citrus and tropical fruits line of the UniMark Group. Inc.; and in 2001, the inventory and rights to the brand name of the S&W business from Tri Valley Growers, an agricultural cooperative association, which included processed fruits, tomatoes, vegetables, beans and specialty sauces.

On December 20, 2002, we acquired certain businesses from H.J. Heinz Company (the “Merger”), including their U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “Acquired Businesses”). The Acquired Businesses included brand names such as StarKist, College Inn, 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce.

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

In fiscal 2004, we sold the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. In the second quarter of fiscal 2005, we acquired a fruit packing business, located in Mexico, and related assets.

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

Our periodic and current reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

The Industry

Overall.    The United States processed food industry is generally characterized by relatively stable growth based on modest price and population increases. We believe that the long-term fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items for consumers to purchase. While consumption growth is predicted to be modest in the United States, we believe that certain product categories that address changing consumer needs, such as tuna pouch, premium fruit, diced tomatoes, broth, dry pet foods and pet snacks offer opportunities for faster growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. In addition, we also compete directly against other private label manufacturers with certain private label products. We generally compete based upon quality, breadth of our product line, brand awareness, price, taste, nutrition, packaging, variety and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

Food producers have been impacted by two key trends affecting their retail customers: consolidation and increased competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters and mass merchandisers, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies.

The market share data presented below excludes sales to certain mass merchandisers. Overall, recent sales in the retail grocery channel have been declining, partially due to a shift in sales away from traditional grocery channels towards club stores, supercenters and mass merchandisers. Therefore, the market share percentages presented below may not be representative of the entire market in which we compete. References to trends for the markets in which we compete are based on internal estimates calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores).

Consumer Products.    The fruit and tomato markets we compete in increased slightly in fiscal 2005 as compared to fiscal 2004, while the vegetable market in which we compete remained relatively flat. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 46.6%, 38.8%, and 32.1% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2005.

The broth market in which we compete includes branded and private label broth and gravy products. The broth market has experienced a modest increase from fiscal 2004 to fiscal 2005. Private label products as a group represented 22.9% of the broth market share.

The vast majority of products in the infant feeding categories in which we compete are sold through retail grocery channels and mass merchandisers. The infant feeding market has experienced a slight increase from fiscal 2004 to fiscal 2005.

Our tuna products compete in a market that includes branded and private label products. In the canned tuna market, private label sales accounted for only 14.5% of the total canned tuna market in fiscal 2005, while the top three branded competitors, led by our StarKist brand, accounted for over 78% of the canned tuna market. While the canned tuna market has experienced a slight decline from fiscal 2004 to fiscal 2005, the tuna pouch market has experienced a modest increase from fiscal 2004 to fiscal 2005.

The soup market in which we compete includes branded and private label soup. Competitors in the soup market include a small number of branded and private label manufacturers. Private label products accounted for approximately 13.8% of the total soup market share. While the overall market has experienced a slight decline from fiscal 2004 to fiscal 2005, the ready-to-serve market increased slightly from fiscal 2004 to fiscal 2005.

Pet Products.    Our Pet Products categories participated in a multi-billion dollar market which experienced a modest increase from fiscal 2004 to fiscal 2005. The markets in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories has been fueled by steadily increasing pet ownership and an increasing pet population, as over half of all American households own pets. In fiscal 2005, private label products accounted for approximately 17.5% of the total market share in the Pet Products categories in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

Reportable Segments

During the second quarter of fiscal 2005, we made changes to one of our operating segments due to changes in our management and reporting of certain product groupings. The StarKist Brands operating segment has been divided into two separate operating segments: StarKist Seafood and Private Label Soup. We concluded that these two operating segments, together with the Del Monte Brands operating segment, continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we will continue to combine these three operating segments into the Consumer Products reportable segment. Accordingly, this operating segment change did not affect our reportable segments.

We have the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The following table sets forth our total net sales by segment, expressed in dollar amounts and as percentages of our total net sales, for the fiscal years indicated:

	Fiscal Year
	2005	2004	2003
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,341.0	$2,340.6	$1,333.8
Pet Products	839.9	789.3	758.5

Total company	$3,180.9	$3,129.9	$2,092.3

As a Percentage of Net Sales:
Consumer Products	73.6%	74.8%	63.7%
Pet Products	26.4%	25.2%	36.3%

Total company	100.0%	100.0%	100.0%

Company Products

Consumer Products.    In our Del Monte Brands operating segment, we sell products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, Contadina, College Inn and Nature’s Goodness brand names, as well as private label products to key customers. We are one of the largest marketers of processed vegetables, major fruit and solid tomatoes in the United States, with market shares of 22.4%, 41.5% and 19.5% in fiscal 2005, respectively. Our vegetable, fruit and tomato products are in mature categories, characterized by high household penetration. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products. College Inn broth products accounted for 16.6% of the total broth market in fiscal 2005 and was the second largest branded broth product in the U.S. It had approximately 46.7% market share in its core markets in the northeastern United States, which made up 82.9% of its total case volume. Del Monte Nature’s Goodness products had 7.4% of the retail grocery market for infant feeding products. Our vegetable, fruit, tomato, broth and infant feeding products compete primarily on the basis of brand, taste, variety and price.

Our Del Monte Brands operating segment includes products such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and sliced peaches, mandarin oranges, cherries, grapefruit, pineapples and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces; College Inn broth products; and Nature’s Goodness infant feeding products. We are continuing our new product innovations with the recent launches of Carb Clever Fruit and Fruit Naturals Single Serve Fruit in fiscal 2005 and Del Monte Garden Select Tomatoes and Del Monte Organic Tomatoes in fiscal 2006. Competitors in Del Monte Brands products include branded and private label vegetable, fruit, tomato, broth and infant feeding processors. Private label products taken as a whole command the largest share of the processed vegetable market, but their market share has remained relatively stable over the past decade. Our primary competitors in the vegetable market are General Mills’ Green Giant and private label; in the fruit market, competitors include Signature Fruit Company’s private label, Pacific Coast Producers’ private label and Dole; in the tomato market, competitors include Con Agra’s Hunts, Heinz’s Classico and Heinz brands, Campbell Soup’s Prego, Unilever’s Ragu and private label; in the broth market, competitors include Campbell Soup’s Swanson brand, smaller regional brands and private label; and in the infant feeding market, competitors include Novartis’ Gerber and Milnot’s Beech-Nut brands.

In our StarKist Seafood operating segment, our StarKist branded tuna products include canned and pouched tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, and low-sodium and low-fat tuna. While almost half of our case sales are of chunk light tuna in cans, we are continuing to expand our focus on new innovative products in order to shift the product mix away from commodity-like products and towards value-added products. Product launches such as the StarKist Lunch-To-Go and StarKist Tuna Creations introduced nationally in 2003, reflect this objective. In fiscal 2005, our StarKist brand had the highest market share of tuna pouch. Our tuna products compete based on their price, brand recognition, taste and convenience. Competitors include a small number of large branded and private label producers. The StarKist brand primarily competes with Connors Brothers Income Fund’s Bumble Bee and Thai Union Frozen Products PCL’s Chicken of the Sea brands in the branded tuna market. These top three brands, combined, account for over 78% of the tuna market. In fiscal 2005, our StarKist branded canned tuna products had a market share of 39.7%, more than 60% higher than the market share of our nearest competitor.

Our Private Label Soup operating segment markets and produces a broad array of private label soup products, including ready-to-serve, homestyle, chunky and condensed. Our private label soup products accounted for well over half of the private label soup market in fiscal 2005. Since fiscal 2000, our private label soup business has exhibited strong sales growth, partially through gaining share within the total soup category, but principally as a result of an increase in the number of retailers selling our private label soup. We established our industry-leading position in the private label soup market by providing branded expertise to grow the business through product formulation and merchandising support. Our soup products compete on the basis of taste, variety and price. Competitors in this market include a small number of private label and branded manufacturers, including Campbell Soup’s Campbell’s and General Mills’ Progresso brands.

Pet Products.    Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as 9Lives, Kibbles ‘n Bits, Pup-Peroni and Pounce. We compete in the dry and wet dog food categories, with market shares of 8.6% and 9.7% in fiscal 2005, respectively; the dry and wet cat food categories, with market shares of 4.8% and 21.2% respectively; and the chewy dog snack, biscuit crunchy dog snack, and cat treats pet snacks categories, with market shares of 40.3%, 12.3%, and 25.2%, respectively, in fiscal 2005.

The products in the pet foods categories are primarily marketed under nationally recognized brands. 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. In fiscal 2004, we expanded the Kibbles ‘n Bits brand name into the wet dog food category. We are focused on continued investment to grow our pet foods business through strengthening our Kibbles ‘n Bits and 9Lives brand equities achieved by continued consumer support, product and packaging innovations, and the leverage of a total brand approach across dry and wet pet products as demonstrated by the Kibbles ‘n Bits wet dog food launch along with the complete 9Lives restage during fiscal 2005.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Pounce and Pup-Peroni, which had one of the leading market shares in the cat snacks and soft and chewy dog snacks categories in fiscal 2005, respectively. Pounce cat snacks include both crunchy and soft snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack and the Pup-Peroni NawSomes! product. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Outs and Meaty Bone.

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer markets, as illustrated by the fiscal 2003 introduction of the Snausages Scooby Snacks crunchy dog snack, targeted to households with children who own pets, and the innovative, braided Pup-Peroni NawSomes! dog snacks introduced in fiscal 2004, and the extension of the Meaty Bone brand through our launch of the Meaty Bone Chew-Lotta product in fiscal 2005.

We compete in the pet food and pet snacks categories primarily based on taste, brand recognition, nutrition, variety and value. We face competition from branded and private label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Kraft, Doane Pet Care, Procter & Gamble and Menu.

Sales and Marketing

We use both a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our grocery, club store, supercenter and mass merchandiser customers. We use retail brokers to supplement our direct sales force in grocery. We use a combination of a direct sales force and food brokers for other channels such as pet specialty, dollar stores, drug stores, club stores, military, foodservice, food ingredients and private label. Our StarKist and College Inn foodservice sales in the United States and our sales of pet products in Canada are performed by Heinz through an agency agreement.

We utilize brokers to represent us at retail as well as certain other channels. These brokers manage retail in-store on shelf conditions for our products. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker. We pay commissions to this broker based on a percentage of sales.

We believe that a focused and consistent marketing strategy is critical to the successful merchandising and growth of our brands. Our marketing function oversees new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target customers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign and export sales:

	Fiscal Year
	2005	2004	2003
	(in millions, except percentages)
Net Sales:
United States	$3,075.3	$3,034.0	$2,040.1
Foreign and export	105.6	95.9	52.2

Total net sales	$3,180.9	$3,129.9	$2,092.3

As a Percentage of Net Sales:
United States	96.7%	96.9%	97.5%
Foreign and export	3.3%	3.1%	2.5%

Total	100.0%	100.0%	100.0%

During fiscal 2004, we began accounting for sales related to our IVD and Medi-Cal brands, as well as our Techni-Cal brand in the United States and Canada, as discontinued operations. Accordingly, the results of operations relating to these discontinued operations, for the current and comparative periods, were separated from continuing operations and presented as those of discontinued operations and were excluded from the table above for all periods presented.

Foreign Operations

In South America, we have subsidiaries in Venezuela, Colombia, Ecuador and Peru. We operate a food processing plant in Venezuela. We purchase raw product, primarily vegetables and tomatoes, from approximately 25 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from four suppliers in Chile. Our products in Venezuela are sold through eleven local distributors. In Colombia, Ecuador and Peru, our products are sold through one national distributor in each country. We also have a tuna production facility in American Samoa. We co-manage two tuna processing facilities in Guayaquil and Manta, Ecuador and own one cold storage facility in Manta, Ecuador. We also have a tuna loin supply contract from a facility in Wewak, Papua New Guinea. This facility supplies tuna loins that are delivered and processed into canned products in American Samoa. We also utilize a number of co-packers in various foreign countries. Our foreign and export sales are consummated either through local operations or through brokers, U.S. exporters, direct sales force or licensees for foreign destinations. In addition, in the second quarter of fiscal 2005, we acquired a fruit packing business, located in Mexico, and related assets.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the continental United States, with approximately $78.4 million, or 10% of our total net fixed assets located in other locations, including foreign countries and American Samoa, at the end of fiscal 2005.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong, long-term relationships with the majority of significant participants in the retail grocery trade. In recent years, there has been significant consolidation in the grocery industry.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 29% of our list sales, which approximates our gross sales, for fiscal 2005. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 10% of list sales in each of our segments.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, fish supply, economic climate, seasonal factors, exchange rates or other circumstances. We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also maintain a long-term supply agreement to procure a portion of our fish needs.

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Del Monte Brands operating segment, each year, we buy over one million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are generally for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 900 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and normally cover a period of one to three years. We purchase raw material from approximately 400 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. We purchase raw tomatoes from approximately 20 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including dairy products, proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. This agreement has an indefinite term subject to termination on three years notice.

For the StarKist Seafood operating segment, our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. For albacore, we also purchase directly from vessel owners in the Atlantic and Indian Oceans. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. Total minimum annual purchases to be made under this 10-year agreement are estimated to be approximately $43 million in fiscal 2006. We assumed this supply agreement in connection with the Merger.

The raw materials for our Private Label Soup operating segment are generally purchased on the open market.

Pet Products

We generally purchase meat, meat by-products, other proteins, and other ingredients through annual supply agreements or on the open market. Our other ingredient purchases include corn, soybean meal, wheat and related by-products. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of hedges has ranged from 3 to 12 months of projected production requirements.

Cans and Ends

We have long-term supply agreements with two primary suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our tuna and pet businesses. Total annual purchases made under this agreement, which expires on August 13, 2010, were approximately $141 million in fiscal 2005. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. The minimum purchase commitment under this agreement for fiscal 2006 is approximately $77 million. Our principal agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used by our fruit, vegetable and tomato business. Under the agreement and subject to certain specified exceptions, we must purchase all of our fruit, vegetable and tomato business requirements for metal food and beverage containers in the United States from Silgan. Total annual purchases under this agreement, which expires on December 31, 2011, were approximately $221 million in fiscal 2005. We have a second agreement with Silgan pursuant to which Silgan supplies cans and ends for our soup and broth business. Total annual purchases under this agreement, which expires on December 31, 2011, were approximately $33 million in fiscal 2005. We also have an agreement with an affiliate of Silgan pursuant to which the Silgan affiliate supplies all of Del Monte’s requirements for metal closures for baby food containers. Total annual purchases under this agreement, which expires on April 30, 2006, were approximately $4 million in fiscal 2005. Pricing under the Impress agreement and the Silgan agreements is adjusted to reflect changes in metal costs and changes in employment cost indexes and producer price indexes.

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

Production and Distribution

Production

Consumer Products.    We operate 17 production facilities for our Consumer Products reportable segment in the United States, American Samoa, Mexico and Venezuela. See “Item 2. Properties” for a

listing of our production facilities. Our Del Monte Brands operating segment has a seasonal production cycle and produces the majority of our products between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products, our College Inn broth and infant feeding products are generally produced throughout the year. Our StarKist Seafood operating segment’s tuna production cycles and the Private Label Soup operating segment’s soup production cycles also occur throughout the year.

Our Del Monte Brands operating segment’s fruit, vegetable and tomato products use approximately 31 co-packers and 3 re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for pineapple, tropical fruit salad, mandarin oranges, pickles, asparagus, dry soaked beans and certain other products, including several products sold under the S&W brand. We also periodically use co-packers to supplement supplies of certain processed vegetables, fruit and tomato products.

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

We produce canned and a limited amount of pouched tuna in American Samoa. We also use co-packers and re-packers to supplement production capacity of our StarKist canned and tuna pouch products. We use third-party co-packers in Thailand and Ecuador for canned and most of our pouched tuna products.

Pet Products.    Our pet products are primarily manufactured in four of our production facilities, located in the U.S. and American Samoa. We also use a limited number of third party co-packers and re-packers located within the U.S. and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, packs the majority of our total canned pet product requirements. Our facility in American Samoa packs the majority of our tuna-based canned cat products requirements. In Lawrence, KS, we pack all of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our pet snacks in a wide range of packages. Our pet food factories supply pet products for both the U.S. and Canadian markets.

Distribution

See “Item 2. Properties” for a listing of our distribution centers by reportable segment. Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Our distribution centers provide casing, labeling and special packaging and other services. As part of our integration process, we began the process of consolidating our distribution center networks at the end of fiscal 2004. This project was substantially completed in fiscal 2005. We will continue to evaluate our distribution center network on an ongoing basis.

Information Services

Our information services organization is primarily supported by internal staff.

Our “Information Technology Integration Project” was necessary to integrate the Acquired Businesses into Del Monte. We have implemented common platforms for our enterprise resource planning (“ERP”) system, financial planning and financial reporting, and trade spending management systems during fiscal 2004 and 2005. The integrated ERP platform was in use beginning in November 2003, and the Financial Planning and Financial Reporting tools were installed in the latter half of fiscal 2004. The common trade spending management system was implemented during the first half of fiscal 2005. In addition, the Business Unit specific supply chain planning tools have been integrated with the common ERP platform in support of fiscal 2005 operations. This substantially completes the Information Technology Integration activities necessary to integrate the Acquired Businesses into Del Monte.

Research and Development

Our research and development organization provides product, packaging and process development. It also provides analytical, as well as agricultural research and seed production. In fiscal 2005, 2004 and 2003, research and development expenditures were $20.1 million, $20.1 million and $17.4 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including seed production, packaging, pest management, food science, environmental, engineering and plant breeding. We operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our soup, infant feeding and tuna products. We also operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to our pet food and pet snack businesses. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers and pets as part of our effort to ensure that we are providing tasty and satisfying, high quality products.

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

Our registered and unregistered trademarks associated with the tuna business relate primarily to North America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. Our trademarks associated with our infant feeding business primarily relate to the United States. Our trademarks associated with the pet products business relate primarily to North America but also include portions of Europe and Africa. We generally did not acquire trademark rights for the Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

We own 24 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2005 and 2021 and cannot be renewed. Our patents are generally not material to our business as a whole.

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

In addition to granting certain licenses, we have sold trademarks from time to time. On November 18, 2003, we finalized the sale of the Techni-Cal trademarks in certain foreign jurisdictions outside of the United States and Canada. On April 16, 2004, we sold our rights in the IVD and Medi-Cal trademarks, as well as our rights in the Techni-Cal trademarks in the United States and Canada.

We license, for use on pet snacks, the Scooby trademark from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P.

We have also granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our senior credit facility, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

Governmental Regulation; Environmental Compliance

As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture, U.S. Customs and Border Protection, Environmental Protection Agency and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, performance and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply with all such laws and regulations and to obtain any necessary permits and licenses. We believe our facilities and practices are sufficient to maintain material compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we are currently in compliance with all applicable laws, regulations, or requirements for permits or licenses nor that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. See “Item 1. Business—Factors That May Affect Our Future Results and Stock Price—Government regulation could increase our costs of production and increase legal and regulatory expenses.”

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. See “Item 3 Legal Proceedings” and “Note 14. Commitments and Contingencies” of our consolidated financial statements for fiscal 2005 in this annual report on Form 10-K for a detailed discussion of this matter.

As a result of our agricultural, food processing and canning activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have programs across our international business operations designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•	We are conducting groundwater remediation at our Stockton, CA property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. We are remediating the contamination at the site. We believe that we have accrued adequate reserves to cover any material liability that may result from this contamination.

•	We expect to perform soil and groundwater investigation and remediation and site restoration at our Terminal Island, CA property as part of the closure and demolition of a facility, which was operated by a joint venture to which a former subsidiary was a party. We assumed this liability pursuant to the Merger Agreement. We are consulting with the Port of Los Angeles, which owns the property where this facility was located, regarding the nature and scope of the investigation, remediation and restoration to be performed. We believe that we have accrued adequate reserves to cover any material liability that may result from this investigation and remediation.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $2.9 million in fiscal 2006 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with air emissions regulations, wastewater treatment systems and remediation activities. We believe that our environmental matters for fiscal 2006 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance cost or accruals. See “Item 1. Business—Factors That May Affect Our Future Results and Stock Price—We are subject to environmental regulation and environmental risks, which may adversely affect our business.”

The Marine Mammal Protection Act of 1972 and the regulations under this act, regulate the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean. This is where a portion of our light-meat tuna, including Yellowfin, is currently caught. In 1990, the StarKist Seafood business voluntarily adopted a worldwide policy not to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy not to purchase tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act was enacted regulating the labeling of tuna products as “dolphin safe” and bans the importation of tuna caught using high seas drift nets. The Marine Mammal Protection Act was amended in 1992 to further regulate tuna fishing methods that involve marine mammals. Compliance with these laws and regulations and StarKist Seafood’s voluntary policy has not had, and is not expected to have, a material adverse effect on our operations or financial condition. In 1997, Congress passed the International Dolphin Conservation Program Act, which modified the regulation of the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of “dolphin safe.” Despite the passage of the less-restrictive International Dolphin Conservation Program Act, we remain committed to the more dolphin-friendly standards of the Marine Mammal Protection Act. Revision of the definition of “dolphin safe” and modification of the regulation of the incidental taking of dolphins in the course of fishing for Yellowfin tuna in the eastern tropical Pacific Ocean have not had, and management does not expect them to have, a material adverse effect on our operations or financial condition.

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

Employees

We employ approximately 8,600 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during the Del Monte Brands pack season, typically June through October, adding approximately 8,900 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

We have 18 collective bargaining agreements with 17 union locals covering approximately 57% of our hourly full time and seasonal employees. Of these employees, approximately 10% are covered under collective bargaining agreements scheduled to expire in fiscal 2006, and approximately 79% are covered under collective bargaining agreements scheduled to expire in fiscal 2007. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of July 1, 2005, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	60	Chairman of the Board, President and Chief Executive Officer; Director
David L. Meyers	59	Executive Vice President, Administration and Chief Financial Officer
Timothy A. Cole	48	Executive Vice President, Sales
Todd R. Lachman	42	Executive Vice President, Del Monte Foods
Nils Lommerin	40	Executive Vice President, Operations
Donald J. Binotto	50	Senior Vice President, Operations and Supply Chain
Richard L. French	48	Senior Vice President, Chief Accounting Officer and Controller
Thomas E. Gibbons	57	Senior Vice President and Treasurer
James G. Potter	47	Senior Vice President, General Counsel and Secretary

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

Timothy A. Cole, Executive Vice President, Sales.    Mr. Cole joined Del Monte in September 2004. From 1979 to September 2004, Mr. Cole held a variety of positions with The Quaker Oats Company, now a unit of PepsiCo., Inc., where he became Vice President of National Accounts for the United States.

Todd R. Lachman, Executive Vice President, Del Monte Foods.    Mr. Lachman was appointed Executive Vice President, Del Monte Foods in July 2004. He joined Del Monte from Heinz in December 2002 as Managing Director, Pet Products. Mr. Lachman joined Heinz in April 2000, where he most recently served as its Managing Director, Pet Products. Prior to joining Heinz, Mr. Lachman was with Procter & Gamble in brand management from 1991 to 2000.

Nils Lommerin, Executive Vice President, Operations.    Mr. Lommerin was appointed Executive Vice President, Operations in July 2004. He joined Del Monte in March 2003 as Executive Vice President, Human Resources. From March 1999 to July 2002, he was with Oxford Health Plans, Inc., where he most recently served as Executive Vice President, Operations and Corporate Services. From November 1991 to February 1999, Mr. Lommerin held a variety of senior Human Resources positions with Pepsico, Inc.

Donald J. Binotto, Senior Vice President, Operations and Supply Chain.    Mr. Binotto was appointed Senior Vice President, Operations and Supply Chain in July 2004. He joined Del Monte from Heinz in December 2002 as Managing Director, StarKist Seafood and subsequently became Managing Director, StarKist Brands. Mr. Binotto has been Managing Director, StarKist Foods, Inc., since May 2000. Since he joined Heinz in 1981, Mr. Binotto has worked at Heinz World Headquarters, StarKist Foods, Inc. and Heinz Pet Products in a variety of roles.

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

The primary commodities, ingredients and other raw materials that we use include steel, fruits, vegetables, tomatoes, tuna, grains, sugar, spices, meats, meat by-products, soybean meal, dairy products, fats, oils, chemicals, energy and fuel. Prices for these materials may be volatile and we may experience shortages in these materials as a result of: external conditions; commodity market fluctuations; availability; increased demand; weather conditions; natural disasters; currency fluctuations; governmental regulations, including import restrictions; agricultural programs or issues; and other factors outside our control.

Commodity, ingredient and raw material price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse impact on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. Even if we increase pricing in an effort to offset higher costs, such increased pricing may result in reduced sales volume and profitability. Additionally, if we increase our prices, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing costs may significantly offset the benefits, if any, of any price increase.

If we are not able to effectively pass commodity, ingredient and other raw material price increases along to our customers, our operating income will decrease. Our competitors may be better able than we are to affect price increases or to otherwise pass along cost increases to their customers.

In particular, shortages of steel and increases in, or continuing high, steel prices could materially adversely affect our results of operations. Other disruptions in our supply of steel cans and ends could also adversely affect our results of operations.

Many of our products are packed in steel cans. We have experienced, and may experience in the future, steel shortages and increased steel prices. The price and availability of steel is subject to factors outside our control, such as increased demand from other users; import restrictions; government regulations; and competition among, and the financial condition of, steel suppliers. If Silgan or Impress is unable to secure steel, our supply of cans and ends may be interrupted. Any disruption in our supply of steel cans, whether due to steel shortages, can and end manufacturing defects, strikes affecting our suppliers, or otherwise, could delay or disrupt our production of product and adversely affect our results of operations. If events occur that result in increased, or continuing high, steel costs or in steel shortages, our results of operations could be materially adversely affected.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations. Our ability to competitively serve our customers depends on the availability of reliable and low-cost transportation.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

Our substantial indebtedness could adversely affect our operations and financial condition.

We have a significant amount of indebtedness. As of May 1, 2005, we had a total of $1,307.1 million of indebtedness. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	increasing our vulnerability to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.

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

Our ability to generate cash to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic, legislative,

regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt.

If we do not have enough cash to pay our debt service obligations, we may be required to amend our credit facility or indentures, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above.

While our credit facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $300.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions, an additional $500.0 million through an increase in the Term Loan facility under our existing credit facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. If our current debt level increases, the related risks we face could intensify.

Restrictive covenants in our credit facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.

Our credit facility and indentures include certain covenants that, among other things, limit or restrict our ability to:

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make other restricted payments, including investments;

•	create liens;

•	enter into transactions with affiliates;

•	sell assets; and

•	transfer all or substantially all of our assets and enter into mergers or consolidations.

Our credit facility also requires us to maintain compliance with specified financial ratios and satisfy financial condition tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will comply with these ratios and tests. Our credit facility may also limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the credit facility) will result in an event of default.

A breach of any of the covenants, ratios, tests or restrictions contained in our credit facility or indentures could result in an event of default under the credit facility and under our indentures in which case the amounts outstanding under the credit facility and indentures could be declared immediately due and payable. If the payment of the indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

We may not be able to successfully implement our business strategies to reduce costs. Failure to reduce costs could adversely affect our results of operations.

The success of our business strategy depends in part on our ability to reduce costs. Because our ability to raise prices for our products can be affected by factors outside of our control, such as aggregate industry supply and market demand, our profitability and growth depends significantly on our efforts to control our operating costs. Because many of our costs, such as steel, commodity, ingredient, raw material, energy, logistics and other transportation-related costs, are outside or substantially outside our control, we generally must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, if at all, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings and synergies, our results of operations could be adversely affected.

We rely primarily upon a single company to provide us with comprehensive transportation and logistics services and any failure by them to effectively service us could adversely affect our business.

We recently entered into a Logistic Services Agreement with Pacer Global Logistics, Inc. under which Pacer provides us with comprehensive transportation and logistics services in connection with the shipment of our goods from various origins to various destinations. Such services include: transportation of our finished products to our distribution centers and customers; carrier management; management of carrier and customer accessorial charges; freight payment; shipment tracking and communication; freight dispatch services; shipment optimization using various shipping modes, carriers, routes and configurations; and tracking, asserting, collecting and resolving freight claims. Our business could suffer substantial disruption if Pacer does not effectively fulfill its obligations. Additionally, if we are unable to leverage the Pacer relationship to control logistics and other transportation-related costs, our profitability and results of operations could be materially adversely impacted.

If our assessments and assumptions about commodity prices, as well as ingredient and other raw material prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat, soybean meal and soybean oil used in the production of certain of our products. The extent of our future commodities requirements that we hedge at any given time depends on our assessment of the markets for these commodities we use, including our assumptions about future prices for such commodities. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

Most of our commodities, ingredients and raw materials are not covered by our hedging program. For natural gas, we engage in forward-buy contracts. We may engage in forward-buy contracts for other items in the future. If we fail to forward buy and prices subsequently increase, or if we complete a forward buy and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

In developing our planning cycles, we make projections and assumptions regarding the costs that will affect our business. To the extent we underestimate future costs, our results of operations will be lower than anticipated.

We may not be successful in our future acquisition endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

Restructuring or disposition endeavors may have a material adverse effect on our business, financial condition and financial results.

In connection with our strategic plan, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are currently contemplating potential plans to restructure certain aspects of our company. Such restructuring plans, if any, that are implemented, may, but need not, involve disposal of plants, distribution centers, businesses or other assets as well as headcount reductions or reductions in the number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets may also adversely impact our results of operations due to related write-offs or due to the loss of operating income that may be associated with any such disposed business. Additionally, disposition efforts may divert management’s and other employee’s attention from other business concerns. We may be unable to complete dispositions we desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

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

If we do not compete successfully and maintain or improve the market shares of our products, our business and revenues may be adversely affected.

Our businesses are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products, imports, other national and regional brands and fresh alternatives. In our private label sales, we face strong competition at the customer level against other private label providers. At the consumer level, our private label products face strong competition from branded products, other private label products, imports and fresh alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect current cost pressures. We cannot assure you that we can compete successfully with these other companies. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Currently, many of our competitors, including those in the pet products, infant feeding, tuna, tomatoes, soup and fruit businesses, are engaged in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

Our operating results will depend, in part, on the effectiveness of our marketing and advertising programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must increase or maintain our level of promotional and marketing investment with respect to our businesses to sustain our competitive position in our markets. The effectiveness of our marketing practices and advertising campaigns is important to our ability to retain or improve our market share or margins. We expect to continue to expend significant marketing and advertising resources on a number of our businesses, including pet products and tuna pouch products, which we believe are in product categories that respond favorably to marketing and advertising. If our marketing and advertising campaigns are not successful, our business, results of operations and financial condition may be adversely affected.

Changes in our marketing and pricing strategies may adversely impact our market share and results of operations.

We may, from time to time, change our marketing and pricing strategies, including the timing of our promotional programs. For example, we are currently changing our pricing and marketing strategies with respect to certain of our tuna products, which may adversely affect our market share and net sales of such products. To the extent that higher prices for these products do not offset such market share and net sales losses, such strategy may also adversely affect our earnings.

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

We may not be able to successfully maintain the level of our product distribution to high volume club stores and mass merchandisers, which could adversely impact our net sales and results of operations.

The success of our business strategy depends, in part, on our ability to maintain the level of our product distribution, and consequently our sales, through high volume club stores, such as SAM’S CLUB and Costco, supercenters and mass merchandisers, such as Wal-Mart Supercenters. Consumers are increasingly shopping at club stores and mass merchandisers as an alternative to traditional grocery channels. If we are unable to maintain the level of our sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product. These high-volume club stores and mass merchandisers frequently re-evaluate the products they carry and if a major club customer elected to stop carrying one of our products, our sales could be adversely affected. Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the club store until the next bidding process. Our sales volume could decrease significantly if our offer is too high and we lose the ability to sell products, even temporarily, through these channels. Conversely, we risk depressing our margins if our offer is successful but below our desired price points. Either of these outcomes could have an adverse effect on our results of operations. In order to maintain key volume in the face of competition, we may agree to supply customers below desired price points, which could also depress our margins.

Because we are dependent upon a limited number of customers, the loss of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2005, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 29% of our list sales, which approximates our gross sales, overall and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 58% of our overall list sales. These percentages may increase if there is additional consolidation among food retailers or if the growth of mass merchandisers continues. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance and their desired inventory levels. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products (unless we provide such products) may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect our results of operations. Loss of a significant customer could also adversely affect our reputation.

Large sophisticated customers may pressure us to lower our prices or take other actions that may adversely impact our results of operations.

There has been a consumer trend away from traditional grocers and towards mass merchandisers, which includes club stores and super centers. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, these food retailers may demand lower pricing, increased promotional programs or special packaging from, or impose other requirements on, product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting demands by our customers may adversely affect our margins and results of operations. If we are not selected by our large food retailer customers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be materially adversely affected.

To the extent our customers purchase product in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as customers seek to reduce their inventory levels.

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Customers may also grow inventory in anticipation of a price increase for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period. To the extent customers seek to reduce their usual or customary inventory levels, the impact of such “de-inventorying” would be even greater.

We use a single national broker to represent a majority of our branded products to the retail grocery trade and any failure by the broker to effectively represent us would adversely affect our business.

We use a single national broker to represent a majority of our branded products to the retail grocery trade. Our business would suffer substantial disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent us to the retail grocery trade. Changes in our sales strategy may impact this relationship.

We are increasing the use of customer teams that directly serve large customers.

We are in the process of establishing customer teams to serve more of our large customers. These customer teams will perform some of the services traditionally provided by our broker. Any disruption in customer service as we implement these teams and sales strategy could adversely impact our sales.

Concerns regarding methyl mercury in seafood products, including tuna, could adversely affect our business.

A 2004 consumer advisory jointly issued by the U.S. Food and Drug Administration and the Environmental Protection Agency (the “EPA”) provided some consumers (in particular, women who may become pregnant, pregnant women, nursing mothers and young children) with information emphasizing the value of fish and shellfish in healthy diets and the need to limit their dietary exposure to methyl-mercury found in certain sea foods, including tuna. This advisory was focused on specific consumer populations that are most susceptible to the harmful effects of methyl-mercury.

With respect to canned tuna, health officials advised that these certain consumers can eat up to 12 ounces of light tuna or six ounces of white tuna per week. Discussions, stories, concerns and warnings regarding mercury levels in seafood, including tuna, appear in various media outlets and other venues with increasing frequency. We may be adversely affected by this publicity and the recently announced guidance as well as any future warnings, guidance, recommendations, developments or publicity. Consumer perceptions that consumption of canned tuna should be limited may adversely affect our business and results of operations.

Additionally, California has statutes commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including methyl mercury. We cannot assure you that we will not be adversely affected by litigation or other disputes relating to Proposition 65 or any settlement of such litigation or disputes. We may be subjected to unexpected costs in connection with any judgment against us or settlement relating to Proposition 65, which could adversely affect our business, financial condition and results of operations. We may be required to take additional measures, such as point of sale signage, in order to be considered in compliance with Proposition 65 or in connection with any alleged non-compliance with Proposition 65. Such additional measures could adversely affect sales and our results of operations. Please see “Item 3. Legal Proceedings” for a discussion of current litigation affecting the Company that relates to Proposition 65.

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

We may be exposed to product recalls, including voluntary recalls, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. We may also voluntarily recall products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

Changes in weather conditions and natural disasters can affect crop or fish supplies, which can adversely affect our operations and our results of operations.

Changes in weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the cost and supply of commodities, ingredients and raw materials, including fruits, vegetables, tomatoes, grain, beef, sugar and spices. Additionally, these events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. Changes in the weather may also change the thermoclines in which fish such as tuna may be located. If fish are driven to lower thermoclines, it may be harder for fishermen to catch these fish, which could reduce the supply of tuna. In addition, some scientists believe that the population of some larger fish species has been depleted due to over fishing, potentially affecting the current and future supply of tuna. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for raw materials could also adversely affect our business, financial condition and results of operations.

Natural disasters can disrupt our operations, which could adversely affect our results of operations.

Our executive offices, one of our research centers, and some of our fruit, vegetable and tomato operations are located where earthquakes can occur. Additionally, some of our tuna operations are located in areas where natural disasters such as hurricanes can occur. If our operations are badly damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Our Del Monte Brands operating segment’s results of operations are highly seasonal. Interference with our production schedule during peak months could negatively impact our results of operations.

We do not manufacture the majority of our Del Monte Brands products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season.” Our working capital requirements related to these businesses are also seasonal and are highest in our first and second fiscal quarters. An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our results of operations.

Our Del Monte Brands sales tend to peak in the third and fourth quarters of each fiscal year, mainly as a result of the holiday period in November and December and the Easter holiday. By contrast, in the first fiscal quarter of each year, sales are generally lower, primarily due to reduced promotional activity and the availability of fresh produce. We believe that the main trends in our results of operations are relatively predictable and that we have adequate sources of liquidity to fund operations during periods of low sales. If these trends were to change or be disrupted, however, our results of operations could be adversely affected, and we could require additional sources of liquidity to fund our working capital and other cash requirements.

In the majority of our Del Monte Brands businesses, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share and our customer relationships may be harmed.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins and tropical fruits, some fruit in plastic containers, some fruit in glass jars, pickles, dry beans, some dog snack and pet food products, and most of our tuna pouch products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance. Additionally, from time to time, a co-packer may experience financial difficulties or bankruptcy, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Some of our co-packers are competitors.

In order to achieve economies of scale, cost savings or other strategic goals, we may from time to time enter into co-pack arrangements with competitors. Currently, we have co-pack arrangements with competitors for some of our vegetables, tomato paste and a portion of our tuna supply. These co-pack arrangements may provide competitors with know-how or other information or economies of scale that enable them to compete more effectively against us. In addition, to the extent that a co-packer is also a competitor, we may be at greater risk of supply disruption, in spite of contractual protections, in the event of raw material, commodity or ingredient shortages or other circumstances.

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

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at some designated “Superfund Sites”

under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. Other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. The Maximum Achievable Control Technology (MACT) and other regulations promulgated under the Clean Air Act may also impact our operations and require that we expend additional capital to meet such requirements. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing food products are activities that are subject to extensive federal, state and local regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including any new regulations such as the new federal Country of Origin Labeling (“COOL”) labeling requirements, can be costly. Failure to comply with all applicable laws and regulations, including, among others, California’s Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations. Issues such as national security or health and safety, which slow or otherwise restrict imports could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Failure by third-party co-packers to comply with environmental or other regulations may disrupt our supply of certain products and adversely affect our financial performance.

We rely on co-packers to produce certain of our products. Such co-packers, whether in the U.S. or overseas, are subject to a number of regulations, including environmental regulations. Failure by any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt their operations. For example, our co-packer in Ecuador, which produces a substantial portion of our retail tuna pouch products, experienced environmental compliance issues and was closed briefly in fiscal 2005. Disruption of the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our net sales and other results of operations. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

If we are unable to renew our lease in Terminal Island, California, we may incur expenses that could materially adversely affect our earnings.

The current ground lease for our facilities in Terminal Island, California terminates May 1, 2006. If we are unable to renew this lease, we would incur demolition, remediation and relocation expenses and be responsible for reimbursing certain third-party costs and losses. These expenses could materially adversely affect our earnings.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers subject us to the risks of doing business abroad. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. For example, wage rates in American Samoa are currently substantially higher than wage rates in Thailand. However, currently this wage rate difference is generally offset by the fact that U.S. tariffs are currently imposed on Thai products but not on American Samoa products. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors (whether due to an increase in wage rates in American Samoa, a decrease of wage rates elsewhere, or otherwise) could adversely impact our business, financial condition and results of operations and require us to restructure our business in order to remain competitive. Because our competitors may have operations in different foreign jurisdictions than we have, such changes may impact us in a different manner than our competitors.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks “Del Monte,” “StarKist,” “9Lives” and “Kibbles ‘n Bits,” are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Intellectual property infringement claims may adversely impact our results of operations.

As we develop and introduce new products, we may be increasingly subject to claims by others that we infringe on their intellectual property. Such claims may require us to change our products, cease selling certain products or engage in litigation to determine the scope and validity of such claims. Any of such events may adversely impact our results of operations.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

We have licensed the Del Monte brand name (and with respect to The Philippines and South Africa, transferred title) to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for our common stock and demand for our products. Third-party announcements or rumors about these licensees could also have these negative effects. In addition, in connection with the Merger, Heinz retained its ownership of some of the brand names used by our businesses in countries in which we do not compete. Acts or omissions by Heinz or its licensees that adversely affect the value of these brand names may also adversely affect demand for our products.

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

We have 18 collective bargaining agreements with 17 union locals covering approximately 57% of our hourly full time and seasonal employees. Of these employees, approximately 10% are covered under collective bargaining agreements scheduled to expire in fiscal 2006, and approximately 79% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2007. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

Changes in operating income at some of our subsidiaries may result in changes to our effective tax rate.

In addition to our domestic production facilities, we use (or our co-packer uses) operating facilities in Ecuador and American Samoa for the production of tuna products. We also have operations in Canada, Venezuela and Mexico. Our foreign subsidiaries and our operations conducted in foreign locations are subject to different tax rates depending on the applicable jurisdiction. Changes in the amounts of products produced in these countries and the related operating income may result in changes in our effective tax rate. For example, our products produced in American Samoa, primarily canned tuna, are taxed at a preferential tax rate. To the extent our proportion of operating income attributable to American Samoa decreases, our effective tax rate may increase. If our effective tax rate increases, our results of operations would be adversely impacted.

We may not continue to benefit from preferential tax treatment for our products produced in American Samoa if the legislation providing for such treatment is not renewed.

Section 936 of the Internal Revenue Code generally provides a federal income tax credit for income earned from a business conducted within a United States possession. We currently receive the benefit of this credit with respect to income from our canned tuna business in American Samoa; this credit resulted in savings of approximately $7.0 million in tax expense for us in fiscal 2005. The legislation providing for this federal income tax credit is scheduled to expire and we cannot assure you that it will be renewed. If the legislation is not renewed, we expect that our effective federal income tax rate on income attributable to our operations in American Samoa will increase and our net profits will decrease accordingly for fiscal years subsequent to April 2006.

Item 2.    Properties

As of May 1, 2005, our principal facilities included 16 production facilities and 13 distribution centers in the United States, as well as 4 production facilities and one other facility in foreign locations. We own our production facilities and we lease or own our distribution centers. We also own the cold storage facility in Manta, Ecuador. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties together with a leased real property located in Mendota, IL, are subject to mortgages or other applicable security interests in favor of the lenders under our credit facility. Our combined production facilities total approximately 5.6 million square feet of owned property, while our distribution centers total approximately 1.9 million square feet of owned property and approximately 3.5 million square feet of leased property.

The following table lists the principal production facilities and distribution centers that we either owned or operated as of May 1, 2005:

Location	Reportable Segment
Production Facilities
United States:
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Pittsburgh, PA	Consumer Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products
Foreign Locations:
Pago Pago, American Samoa	Consumer Products and Pet Products
Turmero, Venezuela	Consumer Products
Montemorelos, Nuevo Leon, Mexico	Consumer Products
Tlatlauquitepec, Puebla, Mexico	Consumer Products

Distribution Centers
United States:
Fontana, CA	Consumer Products and Pet Products
Lathrop, CA	Consumer Products and Pet Products

Location	Reportable Segment
Terminal Island, CA	Consumer Products and Pet Products
Jacksonville, FL	Consumer Products and Pet Products
Atlanta, GA	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products
Rochelle, IL	Consumer Products
Bloomsburg, PA	Pet Products
Pittsburgh, PA	Consumer Products
Pittsburgh, PA (Commonwealth)	Consumer Products
York, PA	Consumer Products
Fort Worth, TX	Consumer Products and Pet Products
McAllen, TX (Refrigerated)	Consumer Products

Other Facilities
Manta, Ecuador (Cold Storage)	Consumer Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We own our primary research and development facilities in Walnut Creek, CA, Terminal Island, CA and Pittsburgh, PA. We also own or lease additional administrative facilities in Pittsburgh, PA. During fiscal 2004, we committed to a lease arrangement for a new administrative office facility in Pittsburgh, PA. This administrative office facility is expected to be ready for occupancy in fiscal 2006.

Our facilities in San Jose, CA; Elmira, Ontario, Canada; Birmingham, AL; and Swedesboro, NJ are currently held for sale. Our facility in Elmira, Ontario, Canada is included in discontinued operations. Certain of the properties comprising our Swedesboro, NJ distribution facility were sold during fiscal 2005, and the remaining property is currently in contract for sale. We also are in contract to sell our San Jose facilities.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.    Legal Proceedings

We were a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On July 21, 2003, the court granted our motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and remanded the case to the district court for further proceedings. On August 6, 2004, we filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied our petition for rehearing and remanded the case to the district court for further proceedings. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that we infringed the plaintiff’s patent. Trial on the remaining issues of invalidity and damages began on February 22, 2005. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of our total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6 million. On May 19, 2005, we filed a notice of appeal. We believe we have accrued adequate reserves to cover our liability in this matter.

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and has been set for trial on October 18, 2005. We believe we have accrued adequate reserves to cover any material liability in this matter.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and has been set for trial on October 18, 2005. We believe we have accrued adequate reserves to cover any material liability in this matter.

We filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. We elected to opt-out of the class action and file suit separately. We are seeking to recover damages sustained as a result of this alleged conspiracy. In the fourth quarter of fiscal 2005, we settled with some of the defendants in this litigation. At this time we cannot reasonably estimate the potential recovery, if any, from the remaining defendants.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises. The settlement must be approved by the court in PPI Enterprises’ bankruptcy proceeding. Counter-claims against us by third parties in the amount of $1.4 million remain outstanding. We dispute these counterclaims. We believe we have accrued adequate reserves to cover any material liability that may result from these counterclaims.

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at our Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to our acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9 million. The power plant is operated by a third-party operator under contract with us. In December 2004, we entered into a consent agreement with ACHD under which we agreed to pay a civil penalty of approximately $0.2 million. We were indemnified by the third-party operator for a portion of this penalty.

We were a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that we were responsible for personal injuries sustained as a result of an accident that occurred at our manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0 million. We settled this case on January 28, 2005. The settlement was primarily covered by insurance and we had accrued adequate reserves to cover the remaining amount.

We were a defendant in an action brought by Fleming Companies, Inc. (“Fleming”), et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming was seeking a total of $18.0 million in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleged it was entitled under various trade promotion programs. We previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to us. We and Fleming settled these respective claims effective February 23, 2005. We had accrued adequate reserves to cover the settlement of these proceedings.

We are also involved from time to time in various legal proceedings incidental to our business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position or results of operations. See “Item 1. Business—Governmental Regulation; Environmental Compliance” for a description of certain environmental matters in which we are involved.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) and the Pacific Exchange under the symbol “DLM.” We expect to de-list from the Pacific Exchange in fiscal 2006 due to the limited volume traded on that exchange.

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal 2005
First Quarter	$11.25	$9.44
Second Quarter	11.02	10.08
Third Quarter	11.65	10.11
Fourth Quarter	11.53	10.21
Fiscal 2004
First Quarter	$9.33	$7.75
Second Quarter	9.20	8.24
Third Quarter	10.85	8.90
Fourth Quarter	11.75	10.51

Dividend policy

We have not declared or paid a cash dividend on our common stock since our initial public offering in February 1999. Our credit facility and indentures generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. Under the credit facility, one of the exceptions provides that so long as no default or event of default has occurred and is continuing or would result therefrom, DMC may pay dividends to DMFC in an aggregate amount not to exceed the sum of (i) $125 million plus (ii) 50% of consolidated net income of DMFC determined on a cumulative basis from the beginning of fiscal year 2005. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for our discussion of our recent stock repurchase.

We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our recently announced stock repurchase, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flow from operations. These alternative potential uses include additional stock repurchases, the payment of dividends, debt reduction and acquisitions. The possible payment of cash dividends by DMC to DMFC, and by DMFC to its stockholders, in the future will depend upon our choices among the alternatives outlined, or others, and will be subject to the satisfaction of certain financial tests as prescribed in our credit facility and indentures. See “Note 7. Short-Term Borrowings and Long-Term Debt” to our consolidated financial statements in this annual report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictive and Financial Covenants” for a discussion of these restrictions.

Stockholders

As of July 6, 2005, we had 43,639 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

Information required by Item 5 of Part II of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, under the caption relating to our Equity Compensation Plan, and such information is incorporated in this section by reference.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended May 1, 2005.

Issuer Purchases of Equity Securities

On June 29, 2005, we purchased 11,996,161 shares of our common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (“ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 million or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months. At the end of the program, we will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at our option, in cash or in shares of our common stock.

Item 6.    Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated and reflect the results of operations of the Acquired Businesses while under the management of Heinz for the periods prior to December 20, 2002, and include the results of the fruit, vegetable and tomato businesses post December 20, 2002. The selected historical financial data for the fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003 was derived from the audited balance sheets as of May 1, 2005, May 2, 2004 and April 27, 2003, respectively, and the audited statements of operations for each of the years then ended, as audited by KPMG LLP. The selected historical combined financial data for the fiscal year ended May 1, 2002 was derived from the audited combined balance sheet of the Acquired Businesses as of May 1, 2002 and the audited combined statement of operations of the Acquired Businesses for the fiscal year ended May 1, 2002, as audited by PricewaterhouseCoopers LLP. As a result of the need to classify certain assets as discontinued operations to conform to the fiscal 2004 and fiscal 2005 presentation, the selected historical combined financial data as of and for the period ended May 2, 2001 is unaudited. The Acquired Businesses were not historically managed as a standalone entity but as part of the operations of Heinz. Additionally, our financial statements for fiscal years 2001 and 2002 and the first 8 months of fiscal 2003 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the Acquired Businesses had been operated as an independent company during these periods. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial

Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2005	2004	2003	2002	2001
	(in millions, except share and per share data)
Statement of Income Data (a)(b)(c):
Net sales	$3,180.9	$3,129.9	$2,092.3	$1,739.9	$1,760.7
Cost of products sold	2,378.6	2,294.4	1,533.6	1,242.2	1,476.8

Gross Profit	802.3	835.5	558.7	497.7	283.9
Selling, general and administrative expense	478.4	457.0	313.6	243.0	316.4

Operating income (loss)	323.9	378.5	245.1	254.7	(32.5)
Interest expense	130.8	129.0	45.3	—	—
Other expense (income)	2.8	(1.7)	4.4	(1.2)	4.6

Income (loss) from continuing operations before income taxes	190.3	251.2	195.4	255.9	(37.1)
Provision for income taxes	71.7	90.5	65.2	80.0	8.7

Income (loss) from continuing operations	118.6	160.7	130.2	175.9	(45.8)
Income (loss) from discontinued operations (net of taxes of ($0.5), $2.1, $2.4, $1.9, and ($1.8), respectively)	(0.7)	3.9	3.3	4.1	9.6

Net income (loss)	$117.9	$164.6	$133.5	$180.0	$(36.2)

Diluted earnings per common share:
Continuing operations	$0.56	$0.76	$0.74	$1.12	$(0.29)
Discontinued operations	—	0.02	0.02	0.03	0.06

	$0.56	$0.78	$0.76	$1.15	$(0.23)

Weighted average number of diluted shares outstanding	212,355,623	211,212,242	176,494,577	156,951,113	156,921,228

	May 1, 2005	May 2, 2004	April 27, 2003	May 1, 2002	May 2, 2001
Balance Sheet Data:
Total assets	$3,530.6	$3,459.7	$3,544.9	$1,835.3	$1,904.4
Long-term debt, excluding current portion	1,304.4	1,369.5	1,635.3	—	—
Parent company investment	—	—	—	1,592.6	1,593.4
Stockholders’ equity	1,260.6	1,128.9	949.4	—	—

	Fiscal Year
	2005	2004	2003	2002	2001
Cash Flow Data:
Cash flows provided by operating activities	$274.0	$273.0	$490.9	$194.2	$272.0
Cash flows provided by (used in) investing activities	(71.8)	(1.2)	(173.5)	(19.7)	109.1
Cash flows used in financing activities	(92.6)	(283.0)	(285.2)	(180.8)	(388.2)
Capital expenditures	73.1	82.7	195.8	19.0	50.9

(a)	The fiscal 2003 financial results include the operations of the Del Monte Brands business after December 20, 2002. The financial results for fiscal 2002 and 2001 include substantial restructuring and implementation costs.
(b)	The financial results prior to December 20, 2002 include no debt or interest expense.
(c)	The financial results for fiscal 2004 contain 53 weeks and the financial results in fiscal 2005, fiscal 2003, fiscal 2002 and fiscal 2001 contain only 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of our Company during the three-year period ended May 1, 2005. This discussion should be read in conjunction with the consolidated financial statements of our Company for the three-year period ended May 1, 2005 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year’s presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1. Business—“Factors That May Affect Our Future Results and Stock Price.”

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce.

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to a separation agreement between Heinz and SKF Foods, Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and an Agreement and Plan of Merger (the “Merger Agreement”), among Del Monte Foods Company (“DMFC”), SKF, and Del Monte Corporation, a wholly-owned direct subsidiary of DMFC (“pre-Merger DMC”). This acquisition is referred to as the “Merger.” See “Note 1. Business and Basis of Presentation” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of this acquisition.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2005	2004	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$3,180.9	$3,129.9	$51.0	1.6%	(0.4)%	2.0%
Cost of Products Sold	2,378.6	2,294.4	84.2	3.7%	0.1%	3.6%

Gross Profit	802.3	835.5	(33.2)	(4.0)%
Selling, General and Administrative Expense (“SG&A”)	478.4	457.0	21.4	4.7%

Operating Income	$323.9	$378.5	$(54.6)	(14.4)%

Gross Margin	25.2%	26.7%
SG&A as a % of net sales	15.0%	14.6%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our fiscal 2005 results reflect continuing pressures driven primarily by escalating inflationary costs that could not be completely offset by the increased pricing across our business. In fiscal 2005, we achieved net sales of $3,180.9 million, operating income of $323.9 million and net income of $117.9 million, compared to net sales of $3,129.9 million, operating income of $378.5 million and net income of $164.6 million in fiscal 2004. One of the primary factors affecting the comparability of our results of operations between fiscal 2005 and fiscal 2004 is that fiscal 2005 contained 52 weeks, while fiscal 2004 contained 53 weeks. We have estimated the impact of the 53rd week to be approximately 2% of net sales.

On February 8, 2005, we refinanced a substantial portion of our outstanding indebtedness. This refinancing was initiated to take advantage of the favorable credit environment and lower the interest rate spread on our senior credit facility debt (revolver and term loans), to reduce the coupon rate on certain of our senior subordinated debt, to extend the maturities and to provide greater operational flexibility. Although the refinancing resulted in the recognition of approximately $33.5 million in expense in the fourth quarter of fiscal 2005, we expect the refinancing to benefit the Company in the years ahead.

We continued to generate strong cash flow in fiscal 2005 and also reduced our total debt from $1,376.6 million at the end of fiscal 2004 to $1,307.1 million at the end of fiscal 2005.

Stock Repurchase

On June 29, 2005, we purchased 11,996,161 shares of our common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (“ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 million or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months. At the end of the program, we will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at our option, in cash or in shares of our common stock. We anticipate that the repurchase of shares under this program is, and following the completion of the program will be, within the restrictive covenants imposed by our credit facility and indentures.

Economic Factors

During fiscal 2005, we experienced higher steel; fish; energy, logistics and other transportation-related costs; commodity and ingredient costs. While we implemented price increases across all of our operating segments, these increased prices did not completely offset the full impact of the increased costs. We believe that we will continue to experience cost increases in fiscal 2006, primarily in steel, packaging and energy costs.

Strategic Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality food products in the U. S. retail market. As part of our long-term strategy, we plan to focus on five main goals. These goals include 1) innovation and brand driven growth, 2) portfolio assessment, 3) asset and cost streamlining, 4) mergers and acquisitions vigilance, and 5) financial flexibility. Each of these goals is described below.

Innovation and brand driven growth—We plan to leverage our brands and innovation to expand sales in our existing categories, as well as adjacent categories. We believe that in our Consumer Products segment our Del Monte brand has significant potential beyond its traditional product categories. Over 90% of our products are all natural, without preservatives, and we believe they have the potential to help meet the health and wellness needs of our consumers. We plan to build on that potential in fiscal 2006 and will introduce Del Monte Organic Tomatoes as well as Del Monte Garden Select Tomatoes, a premium product sold in glass. Our StarKist brand was the value added leader in tuna with the introduction of the pouch. We believe this brand and the seafood category have potential well beyond the traditional “chunk light halves” products. We plan to leverage our StarKist brand strength in fiscal 2006 with the introduction of products such as StarKist Tuna Fillets in a pouch. In our Pet Products segment, we plan to leverage our innovation and brand building ability, including through the introduction of Meaty Bones Denta Delicious long lasting chew. We plan to focus our innovation against our key higher margin, higher growth categories, pet snacks, and dry pet food.

Portfolio assessment—We have begun to reassess our portfolio and evaluate any business that we believe does not meet our branded strategy or provide potential for gross margin improvement. We also plan to simplify our product line by eliminating some low margin, low volume product offerings over the next two years. We expect these steps will improve our inventory management, reduce supply chain costs and simplify our overall business.

Asset and cost streamlining—We will review our asset base for consistency with our brand driven strategy. Our goal is to create a sourcing and supply chain structure that will provide greater flexibility compared to a more traditional fixed-asset focused business. In terms of our costs, we have taken significant steps in fiscal 2005 to reduce and realign our cost base. These efforts are continuing into fiscal 2006. We have identified incremental manufacturing and supply chain efficiencies and recently completed an organizational realignment. We expect that these actions will result in significant cost savings over the next three years and will help mitigate the continued cost pressures from the economic factors described above.

Mergers and acquisitions vigilance—We continue to believe that the Del Monte platform has the potential to add value to acquired U.S. brands and we will continue to evaluate acquisition opportunities. Our strategy may also involve exploring divestures of businesses or other assets that do not meet our portfolio or asset requirements.

Financial flexibility—We plan to continue to prudently manage debt while we return cash to stockholders. Accordingly, we have executed the $125 million stock repurchase described above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, valuation of brands and goodwill, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock-based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 2 to our consolidated financial statements for fiscal 2005. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during fiscal 2005 and fiscal 2004 resulted in net reductions to the trade promotion liability and increases in net sales of approximately $5.8 million and $7.2 million, respectively, which related to prior year activity. These adjustments represented less than 1% and 2%, respectively, of our fiscal 2005 and 2004 trade promotion expense.

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

Our Assumptions.    We utilize independent third party actuaries to calculate the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

•	The discount rate used to determine projected benefit obligation and net periodic benefit cost (DB plans benefits and other benefits);

•	The expected long-term rate of return on assets (DB plans benefits);

•	The rate of increase in compensation levels (DB plans benefits); and

•	Other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. The assumptions, the plan assets and the plan obligations are used to measure our annual DB plans benefits expense and other benefits expense. During fiscal 2005, we changed the date on which we measure our annual DB plans and other benefits projected benefit obligation and benefits expense (the “measurement date”) from the end of the fiscal year to March 31 of the fiscal year. This one month change was made to allow sufficient time for our third party actuaries to develop their reports and for us to process the information on a timely basis in accordance with our year-end close process.

Since the DB plans benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, in fiscal 2005 we began utilizing differing bond portfolios to estimate the discount rates for the DB plans and for the other benefits. The discount rate used to determine DB plans and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine DB plans and other benefits expense for the following fiscal year. The long-term rate of return for DB plans’ assets is based on our historical experience, our DB plans’ investment guidelines and our expectations for long-term rates of return. Our DB plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our Pension Benefits and Other Benefits:

	2005	2004
Pension Benefits
Discount rate used in determining projected benefit obligation	5.75%	6.25%
Rate of increase in compensation levels	4.28%	4.94%
Other Benefits
Discount rate used in determining projected benefit obligation	6.00%	6.25%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our Pension Benefits and Other Benefits:

	2005	2004
Pension Benefits
Discount rate used to determine periodic benefit cost	6.25%	6.25%
Rate of increase in compensation levels	4.94%	4.94%
Long-term rate of return on assets	8.75%	8.97%
Other Benefits
Discount rate used to determine periodic benefit cost	6.25%	6.25%

For measurement purposes, an 11.0% and 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2005 and fiscal 2004, respectively. The rate of increase is assumed to decline to 5.0% over the next six years and remain at that level thereafter. For the health care maintenance organization plans, an 11.0% and 15.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005 and fiscal 2004, respectively. The rate of increase is assumed to decline to 5.0% over the next six years and remain at that level thereafter. A 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for both fiscal 2005 and fiscal 2004.

Sensitivity of Assumptions.    If we assumed a 100 basis point change in the following assumptions, our fiscal 2005 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(39.7)	$47.3
Discount rate used in determining net pension expense	(2.4)	1.5
Long-term rate of return on assets used in determining net pension expense	(2.8)	2.8
Other Benefits
Discount rate used in determining projected benefit obligation	(16.0)	19.0

An increase in the assumed health care cost trend by 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2005 year-end by $17.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.4 million. A decrease in the assumed health care cost trend by 100 basis points would decrease the postretirement benefit obligation for the fiscal 2005 year-end by $14.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.9 million.

Future Expense.    Our fiscal 2006 pension expense is currently estimated to be approximately $15 million and other benefits expense is estimated to be approximately $7 million. These estimates incorporate our 2005 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Valuation of Brands and Goodwill

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” only those that have been purchased have a carrying value on our balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have useful lives that range from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives

(“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated useful lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable in accordance with FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Annually, we engage third party valuation experts to assist in this process.

Considerable management judgment is necessary in estimating future cash flows, market interest rates and discount factors, including the operating and macroeconomic factors that may affect them. We use historical financial information and internal plans and projections in making such estimates.

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during fiscal 2005. During fiscal 2005, we determined that we had abandoned one of our Amortizing Brands, based upon the fact that we are not currently manufacturing any products under that brand, and wrote-off the unamortized balance of approximately $0.6 million. We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during fiscal 2004 or 2003. At May 1, 2005, we had $769.1 million of goodwill, $525.2 million of Non-Amortizing Brands and $48.2 million of Amortizing Brands, net of amortization. The Pet Products segment has 72% of the goodwill and the Consumer Products segment has 83% of the Non-Amortizing Brands, with the Del Monte brand itself comprising 67% of the total. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of our employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

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

Effective at the beginning of fiscal 2004, we voluntarily adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to account for our stock-based compensation. We elected the prospective method of transition as described in FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under this method, all employee stock-based compensation granted post adoption is expensed over the vesting period, based on fair value at the time the stock-based compensation is granted. Stock-based compensation granted to our directors is considered employee stock-based compensation for purposes of SFAS 123.

The fair value of stock options granted during fiscal 2004 was $14.1 million, of which $2.7 million and $2.3 million was recognized as compensation expense, in fiscal 2005 and fiscal 2004, respectively. The fair value of stock options granted during fiscal 2005 was $15.3 million, of which $2.6 million was recognized as compensation expense in fiscal 2005. During fiscal 2006, we expect to recognize approximately $6.2 million of compensation expense related to fiscal 2004 and fiscal 2005 stock option grants. We also expect to recognize additional compensation expense for a portion of the fair value of stock options granted during fiscal 2006. Assuming future stock option grants vest over a four-year period, the layering of compensation expense resulting from the prospective method of transition of the fair value provisions of SFAS 123 would have taken four years from the date of adoption; however, the adoption of FASB Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” in fiscal 2007 will have the effect of accelerating the layering by one year.

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

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for the fiscal 2005 and fiscal 2004 grants and for comparative purposes the assumptions that would have been used prior to fiscal 2004:

	2005	2004	2003
Weighted average exercise price	$10.60	$8.86	$7.44
Risk-free interest rate	3.6%	3.7%	3.5%
Expected stock volatility	32.0%	34.8%	36.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	7.0	7.0	7.0
Weighted average option value	$4.39	$3.88	$3.32

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

Sensitivity of Assumptions (1).    If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase/(decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Risk-free interest rate	5.6%	(5.7)%
Expected stock volatility	1.9%	(1.9)%
Dividend yield	(12.1)%	N/A
Expected life	7.3%	(7.9)%

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 29, 2005, expected life of 7 years, risk-free interest rate equal to the April 29, 2005 rate for 7-year Treasury constant maturity bonds, average stock volatility used during fiscal 2005, and expected dividend yield of 0%.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry;

•	The projected costs to resolve these estimated losses; and

•	We assumed a discount rate of 4.5% for the year ended May 1, 2005.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2005, we experienced no significant adjustments to our estimates.

Results of Operations

Fiscal 2005 vs. Fiscal 2004

Factors Affecting Comparability of Results

A factor that affected comparability of our results of operations between fiscal 2005 and fiscal 2004 relates to our fiscal year, which ends on the Sunday closest to April 30. Every five or six fiscal years, depending on leap years, our fiscal year has 53-weeks. Fiscal 2004 had 53-weeks, while fiscal 2005 and fiscal 2003 each had 52-weeks. We have estimated the impact of the 53rd week to be approximately 2% of sales.

	Fiscal Year		Change	% Change	Volume (a)	Rate (b)
	2005	2004
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,341.0	$2,340.6	$0.4	0.0%	(2.9)%	2.9%
Pet Products	839.9	789.3	50.6	6.4%	7.2%	(0.8)%

Total Company	$3,180.9	$3,129.9	$51.0	1.6%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales

Net sales increased by $51.0 million, or 1.6%, in fiscal 2005 compared to fiscal 2004. The increase was primarily due to increased net sales in our Pet Products reportable segment.

Net sales in our Consumer Products reportable segment increased by $0.4 million in fiscal 2005 compared to fiscal 2004. Increased pricing drove the net sales growth during the year, with pricing gains reflected throughout the reportable segment. The pricing increase was offset by a volume decrease due to the additional week in fiscal 2004. In addition, we had a volume decrease in our StarKist Seafood operating segment’s net sales resulting from a strategic decision to change our promotional strategy for our chunk light tuna halves products.

Net sales in our Pet Products reportable segment increased $50.6 million, or 6.4%, in fiscal 2005 compared to fiscal 2004. Volume was the primary driver of the increase in net sales, with the majority of the sales increase driven by further penetration of our private label pet food products in the mass-merchandising channels and club stores, by the continued growth of our recently introduced Kibbles ‘n Bits wet dog food, and by the re-launch of 9Lives cat food.

Cost of products sold

Cost of products sold increased by $84.2 million, or 3.7%, in fiscal 2005 compared to fiscal 2004. This increase was primarily a result of cost increases. Our cost increases were primarily due to higher steel, fish, energy, logistics and other transportation-related costs, commodity and ingredient costs. These increases were partially offset by decreased integration expense and the absence of the 53rd week in fiscal 2005. In fiscal 2005 and fiscal 2004, cost of products sold included expenses for integration, restructuring and merger-related items totaling $8.8 million and $13.1 million, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $21.4 million, or 4.7%, during fiscal 2005 compared to fiscal 2004. This increase was primarily driven by a $29.9 million increase in transportation costs and a 22% increase in marketing investments across all of our reportable segments. The increase in SG&A expense was also due to increased legal expenses, including the unfavorable verdict related to the Kal Kan litigation for which we recorded approximately $7.5 million of expense in fiscal 2005, and increased professional services costs primarily resulting from costs incurred to comply with the Sarbanes-Oxley Act of 2002. The increase in SG&A was partially offset by the absence of an expense related to our Annual Incentive Plan as we did not meet the criteria for bonus payments to employees under the plan. The bonus expense recognized under the Annual Incentive Plan in fiscal 2004 was $20.4 million. In fiscal 2005 and fiscal 2004, SG&A included expenses for integration, restructuring and merger-related items totaling $16.0 million and $31.4 million, respectively.

	Fiscal Year		Change	% Change
	2005	2004
	(in millions, except percentages)
Operating Income:
Consumer Products	$238.4	$252.9	$(14.5)	(5.7)%
Pet Products	129.7	159.7	(30.0)	(18.8)%
Corporate (a)	(44.2)	(34.1)	(10.1)	29.6%

Total Company	$323.9	$378.5	$(54.6)	(14.4)%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income

Operating income decreased by $54.6 million, or 14.4%, during fiscal 2005 compared to fiscal 2004, primarily due to higher inflationary costs, primarily energy, logistics and other transportation-related costs, fish costs and steel costs and new product investment costs, partially offset by higher product pricing and a reduction in compensation and benefits expenses. Operating income was also negatively impacted by the absence of the 53rd week in fiscal 2005 when compared to fiscal 2004.

Our Consumer Products reportable segment’s operating income decreased by $14.5 million, or 5.7%, during fiscal 2005, compared to fiscal 2004. This decrease was primarily attributable to increased fish, steel, logistics and other transportation-related costs.

Our Pet Products reportable segment’s operating income decreased by $30.0 million, or 18.8%, during fiscal 2005 compared to fiscal 2004. This decline occurred despite Pet Products net sales growth of 6.4% during fiscal 2005. The earnings impact from our net sales growth was largely offset by an unfavorable product mix shift towards pet foods, which generally have lower gross margins than our pet snack products. Inflationary pressures, primarily from higher commodity, ingredient, steel, and energy, logistics and other transportation-related costs, and significantly higher marketing investments also negatively impacted earnings.

Our Corporate Expenses increased by $10.1 million, or 29.6%, in fiscal 2005 compared to fiscal 2004, primarily due to increased payroll and benefits costs, increased stock compensation expense, and increased professional services cost primarily relating to costs incurred to comply with the Sarbanes-Oxley Act of 2002.

Interest expense

Interest expense increased by $1.8 million, or 1.4%, in fiscal 2005 compared to fiscal 2004. This increase resulted from the $33.5 million cost of the refinancing, largely offset by lower debt balances in fiscal 2005 than in fiscal 2004 and reduced interest rates as a result of the refinancing in February 2005.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2005 was 37.7% compared to 36.0% for fiscal 2004. The increase in the tax rate was primarily due to an increase in state taxes, larger non-deductible charges during fiscal 2005 associated with higher employee stock-based compensation and foreign losses for which no current tax benefit was recognized. We do not expect significant changes to our effective tax rate in fiscal 2006.

Fiscal 2004 vs. Fiscal 2003

Factors Affecting Comparability of Results

The primary factor that affects the comparability of our results of operations between fiscal 2004 and fiscal 2003 relates to the Merger, which was accounted for as a reverse acquisition on December 20, 2002. As a result, the historical financial statements of the Acquired Businesses became our historical financial statements upon completion of the Merger. Accordingly, the results of operations of our fruit, vegetable and tomato businesses were not reflected in the results of operations prior to December 20, 2002.

	Net Sales Fiscal 2004	% Change from Fiscal 2003	Operating Income Fiscal 2004	% Change from Fiscal 2003
	(in millions, except percentages)
Segment
Consumer Products	$2,340.6	75.5%	$252.9	126.2%
Pet Products	789.3	4.1%	159.7	8.1%
Corporate (a)	—	—	(34.1)	135.2%

Total	$3,129.9	49.6%	$378.5	54.4%

(a)	Corporate represents expenses not directly attributable to reportable segments.

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

Selling, general and administrative expenses

SG&A expenses increased by $143.4 million, or 45.7%, during fiscal 2004 compared to fiscal 2003. This increase was primarily due to the inclusion of $191.7 million in SG&A from our fruit, vegetable and tomato businesses in fiscal 2004 compared to $74.4 million in fiscal 2003. Higher SG&A expenses were also caused by use of actual costs in fiscal 2004 rather than allocated costs. Prior to the Merger, Heinz allocated costs for shared-service functions across several Heinz businesses based on their revenue. Expense allocations for shared-service functions include warehousing costs, variable and fixed selling expenses and general and administrative costs such as information systems support, human resources, finance and accounting. Actual costs incurred in fiscal 2004 for shared-service functions were higher than Heinz allocated costs during the pre-Merger period in fiscal 2003, thus contributing to the overall increase in SG&A expenses in fiscal 2004. In fiscal 2004 and fiscal 2003, SG&A included expenses for integration, restructuring and merger-related items totaling $31.4 million and $28.9 million, respectively.

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

Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. We may consider utilizing our cash flows from operations to fund additional share repurchases, the payment of dividends, debt reduction or acquisitions. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

On February 8, 2005, we completed the refinancing of a significant portion of our outstanding indebtedness (the “Refinancing”). The Refinancing was initiated to reduce the applicable interest rate spread on our senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of our senior subordinated debt, and to provide us with enhanced operational flexibility. The Refinancing included the consummation of a cash tender offer and consent solicitation (the “Offer”) with respect to our outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 million principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 million senior credit facility (the “New Credit Facility”). We used the proceeds from the sale of the 6 3/4% Notes, borrowings under the New Credit Facility, and cash on hand to fund the payment of consideration and costs related to the Offer and to repay amounts outstanding under our previous senior credit facility. The New Credit Facility is comprised of a $350.0 million revolving credit facility with a term of six years, a $450.0 million term loan A with a term of six years, and a $150.0 million term loan B with a term of seven years.

We believe that cash flow from operations and availability under our New Credit Facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2005, based on seasonal liquidity needs. Such peak usage, which includes outstanding letters of credit, is anticipated to be substantially higher in fiscal 2006 than fiscal 2005.

On June 29, 2005, we purchased 11,996,161 shares of our common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (“ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 million or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months. At the end of the program, we will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at our option, in cash or in shares of our common stock.

Notes

On December 20, 2002, in connection with the Spin-off and Merger, SKF (now named “Del Monte Corporation” or “DMC”) issued $450.0 million ($300.0 million of which was issued directly to and subsequently sold by Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Del Monte Foods Company (“DMFC”) and certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes. We have the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003 (the “Exchange Offer”). Pursuant to the terms of a registration rights agreement we entered into for the benefit of the holders of the 8 5/8% Notes, because the Exchange Offer was not consummated prior to July 31, 2003 the annual interest rate on the 8 5/8% Notes was increased by 0.5%, with such increase effective until such consummation. For the period from July 31, 2003 through December 17, 2003, the 0.5% increase in the interest rate resulted in $0.8 million of additional interest expense. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the Exchange Offer.

On May 15, 2001, pre-Merger DMC sold $300.0 million of 9 1/4% senior subordinated notes due May 15, 2011 with interest payable semi-annually on May 15 and November 15 of each year. We have the option to redeem the 9 1/4% Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Upon completion of the Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes are also guaranteed by DMFC. On the date of the Merger, the 9 1/4% Notes were recorded on our consolidated financial statements at their fair market value, or $312.0 million. In connection with the Refinancing, we consummated the Offer with respect to almost all the outstanding 9 1/4% Notes. The Offer expired on February 7, 2005 (the “Expiration Time”). As of the Expiration Time of the Offer, $297.5 million aggregate principal amount of the 9 1/4% Notes had been validly tendered and not withdrawn, representing approximately 99.2% of the outstanding aggregate principal amount of the 9 1/4% Notes. We accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. The recorded $12.0 million premium as of the date of the Merger was amortized $1.0 million, $1.4 million and $0.5 million through earnings as a reduction to interest expense for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Approximately $9.0 million of premium was recorded as a reduction to interest expense in conjunction with the Offer. The remaining premium of $0.1 million will be amortized over the remaining life of the 9 1/4% Notes.

In connection with the Refinancing, through a private placement offering, we issued $250.0 million principal amount of new 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

In connection with the issuance of the 6 3/4% Notes, DMC and the guarantors, including DMFC and certain subsidiaries, entered into a registration rights agreement dated February 8, 2005, (the “Registration Rights Agreement”). Under the Registration Rights Agreement, DMC and the guarantors agreed, among other things, to use their commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the Securities and Exchange Commission with respect to a registered offer (the “New Exchange Offer”, to exchange the 6 3/4% Notes for new notes of DMC substantially identical in all material respects to the 6 3/4% Notes. Under certain circumstances, in lieu of a registered exchange offer, DMC and the guarantors have agreed to file a shelf registration with the SEC with respect to the resale of the 6 3/4% Notes. In the event that the New Exchange Offer is not consummated (or, as applicable, the shelf registration statement is not declared effective) on or prior to February 8, 2006, the annual interest rate borne by the 6 3/4% Notes will be increased by 0.5% until the New Exchange Offer is completed or the shelf registration statement is declared effective.

Revolving Credit Facility

On December 20, 2002, in connection with the Merger, DMC established a $300.0 million six-year floating rate revolving credit facility (the “Old Revolver”) with several lender participants as part of its senior credit facility. To maintain availability of funds under the Old Revolver, we paid a 0.50% commitment fee on the unused portion of the Old Revolver. On January 30, 2004, we completed an amendment of our senior credit facility, which reduced the then effective interest rate spread for the Old Revolver to 2.50% over LIBOR.

In connection with the Refinancing, we consummated a New Credit Facility. The New Credit Facility includes a $350.0 million six-year floating rate revolving credit facility (the “Revolver”) with several lender participants. To maintain availability of funds under the Revolver, we pay a 0.375% commitment fee on the unused portion of the Revolver.

The Revolver interest rate spread is subject to increase or decrease based upon grid pricing determined by our total debt ratio as defined in the senior credit facility. We use the Revolver to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of Del Monte Brands operating segment’s inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver does fluctuate significantly during the year. As of May 1, 2005, the then effective interest rate spread for the Revolver was 1.50% over the Eurodollar

Rate (as set forth in the New Credit Facility). As of May 1, 2005, our net availability under the Revolver, reflecting $53.8 million of outstanding letters of credit, was $296.2 million. We had no outstanding borrowings under the Revolver at the end of fiscal 2005 or fiscal 2004.

Term Loan Obligations

On December 20, 2002, in connection with the Spin-off and Merger, DMC borrowed $945.0 million under a six-year floating rate loan (“Old Term A”) and an eight-year floating rate loan (“Old Term B”), which was denominated in both U.S. Dollars and Euros. Each of the Term A and Term B loans was made pursuant to the terms of our senior credit facility. During fiscal 2003, we made scheduled principal payments and optional, unscheduled principal prepayments on the Old Term A and Old Term B loans totaling $67.0 million.

On January 30, 2004, we completed an amendment of our senior credit facility, which, among other things, reduced and fixed the interest rate spread for the Old Term B loan at 2.25% over LIBOR. Under the amendment, we repaid our outstanding term loans and borrowed new U.S. Dollar-denominated Old Term B funds. The amendment also contained provisions to enhance our financial flexibility, including, among other things, the elimination of prepayment premiums. The then-outstanding Old Term A and Euro denominated Old Term B were repaid through a corresponding increase in the U.S. Dollar denominated Old Term B. The Old Term B totaled $882.8 million upon completion of the amendment. For the $57.4 million of loans that were deemed for accounting purposes repaid and replaced by new loans as a result of the amendment, we paid $0.6 million in prepayment premiums and deferred $0.1 million of debt issuance costs. For the remaining $825.4 million of loans that were deemed for accounting purposes to be amended, we deferred $6.6 million of fees paid to the lenders and expensed $1.8 million of fees paid to third parties.

From December 20, 2002 through January 30, 2004, the Euro strengthened considerably against the U.S. Dollar (1.03 to 1.25 Dollars per Euro). During that period, a portion of the Old Term B loan was denominated and payable in Euros. The change in exchange rates resulted in an increase in the U.S. Dollar equivalent of the obligation and a $6.6 million and $3.6 million foreign currency loss recognized in other expense during fiscal 2004 and fiscal 2003, respectively.

On February 8, 2005, we completed the Refinancing which included the consummation of the New Credit Facility. The New Credit Facility includes a $450.0 Term A Loan with a term of six years, and a $150.0 Term B Loan with a term of seven years. The interest rate spread for the Term A Loan may be adjusted periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term B Loan is fixed at 1.50% over the Eurodollar Rate.

Under the New Credit Facility, the interest rate payable on both the Term Loan A and Term Loan B was 4.69% as of May 1, 2005. As of May 2, 2004, the interest rate payable on the Old Term B Loan was 3.41%.

The following table presents activity related to our term loan obligations for fiscal 2004 and fiscal 2005:

	Term A	Term B ($)	Term B (€)	Total
Fiscal 2004
April 27, 2003	$168.4	$665.7	$47.5	$881.6
Scheduled principal payments	—	(6.7)	(0.4)	(7.1)
Exchange rate increase	—	—	6.6	6.6
January 30, 2004 amendment	(168.4)	222.1	(53.7)	—
Unscheduled prepayments	—	(269.0)	—	(269.0)

2004 Ending Balance	$—	$612.1	$—	$612.1

Fiscal 2005
Scheduled principal payments	$—	$(4.7)	$—	$(4.7)
February 8, 2005 Refinancing	450.0	(457.4)	—	(7.4)

2005 Ending Balance	$450.0	$150.0	$—	$600.0

At May 1, 2005, scheduled maturities of long-term debt in each of the five succeeding fiscal years are as follows (in millions):

2006	$1.7
2007	13.0
2008	24.2
2009	35.4
2010	46.7

Restrictive and Financial Covenants

Our New Credit Facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our New Credit Facility also contains financial covenants. The summary of these restrictive and financial covenants set forth below is qualified by reference to our New Credit Facility, our senior subordinated note indentures, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission.

Senior Credit Facility

The restrictive covenants in our New Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur or guarantee indebtedness, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the New Credit Facility apply to DMFC as well as DMC. The New Credit Facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the New Credit Facility) results in an event of default.

The financial covenants in our New Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. The total debt ratio becomes more restrictive over time. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities.

Senior Subordinated Note Indentures

The restrictive covenants in the indenture governing our 6 3/4% Notes are similar to the restrictive covenants in the indenture governing our 8 5/8% Notes. As part of the Refinancing, substantially all of the restrictive covenants in the indenture governing our 9 1/4% Notes were deleted from such indenture, and the remaining covenants in such indenture are similar to the corresponding covenants in our other senior subordinated note indentures. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our New Credit Facility.

The restrictive covenants in our senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. We have the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, we have not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in our senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) results, or, under the indenture governing the 6 3/4% Notes, may under certain conditions result in a requirement for us to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require us to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness). The indenture governing our 6 3/4% Notes, but not our other indentures, contains a provision pursuant to which certain of the restrictive covenants set forth therein will be suspended at any time that the 6 ¾% Notes are rated “investment grade,” as defined in such indenture, if at such time no default or event of default has occurred and is continuing.

The restrictive and financial covenants described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest, such as acquisitions and future share repurchases.

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of May 1, 2005. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the New Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1. Business—Factors That May Affect Our Future Results and Stock Price—Restrictive debt covenants in our credit facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.”

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

Our pension plans underfunded balance increased by $45.9 million in fiscal 2005 to $111.3 million. This increase was primarily due to an increase in the Projected Benefit Obligation (“PBO”) as a result of a reduction in the discount rate used and amendments to the plans in fiscal 2005. The discount rate in effect at the end of fiscal 2004 was reduced by 50 basis points to 5.75% for purposes of measuring the PBO at the end of fiscal 2005. In addition, as part of an effort to harmonize employee benefits, a plan amendment effective January 1, 2005 expanded the defined benefit pension plan to provide benefits to all existing salaried employees. The increase in expense under the defined benefit pension plan will be largely offset by the elimination of this expense under one of the defined contribution plans for salaried employees that was terminated on December 31, 2004. We have recorded an increase in our minimum pension liability of $7.6 million (net of tax of $4.9 million) as part of accumulated other comprehensive loss in our consolidated statements of stockholders’ equity as of May 1, 2005. See “Note 11. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of pension funding.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at May 1, 2005:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt	$1,306.1	$1.7	$37.2	$82.1	$1,185.1
Operating Leases	282.6	$44.7	$73.0	$60.1	$104.8
Purchase Obligations (1)	1,283.9	426.8	404.6	319.8	132.7
Other Long-term Liabilities Reflected on the Balance Sheet	325.0	—	50.3	42.7	232.0

Total Contractual Obligations	$3,197.6	$473.2	$565.1	$504.7	$1,654.6

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at the end of fiscal 2005, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of May 1, 2005. Aggregate future payments for our grower commitments are estimated based on May 1, 2005 pricing and fiscal 2005 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2005 levels, and that bonuses to be paid in each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2004, the most recent period for which bonuses were paid.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On May 1, 2005, we had $53.8 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2005, our cash and cash equivalents increased by $109.6 million, primarily due to a $216.5 million lower amount of net long-term debt repayments as compared to fiscal 2004, partially offset by a decrease of proceeds from the sale of assets of $72.9 million. The lower debt repayments in fiscal 2005 resulted from the decision to retain cash for the share repurchase program or other alternatives rather than use the excess cash to pay down debt as was done in fiscal 2004

Cash provided by operating activities, used in investing activities, and used in financing activities for fiscal 2005, 2004 and 2003 is presented in the table below.

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Cash Provided by Operating Activities	$274.0	$273.0	$490.9
Net Cash Used in Investing Activities	(71.8)	(1.2)	(173.5)
Net Cash Used in Financing Activities	(92.6)	(283.0)	(285.2)

Operating Activities

Cash provided by operating activities during fiscal 2005 was $1.0 million greater than cash provided by operating activities during fiscal 2004. The increase in cash provided by operating activities was largely driven by the absence of a buildup in inventory balances which resulted primarily from a build up of tuna inventory in fiscal 2004 that did not recur in fiscal 2005. This increase was partially offset by a decrease in net income and a decrease in deferred taxes.

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

Investing Activities

Cash used in investing activities was $71.8 million during fiscal 2005, which primarily consisted of capital expenditures.

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

Capital expenditures in fiscal 2005, fiscal 2004 and fiscal 2003 were $73.1 million, $82.7 million and $195.8 million, respectively. In fiscal 2003, capital expenditures included $135.5 million related to the buyout of all of our synthetic lease obligations. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2005, we used $92.6 million in financing activities. We repaid $4.7 million of long-term debt, spent $42.2 million to refinance our senior credit facilities during fiscal 2005 and repaid an additional $55.0 million of long-term debt in connection with the Refinancing. The decrease in cash used in financing activities in fiscal 2005 compared to fiscal 2004 resulted primarily from the decision to retain cash for the share repurchase program rather than use such cash to pay down debt as was done in fiscal 2004.

During fiscal 2004, we used $283.0 million in financing activities. We repaid $276.2 million of long-term debt and spent $9.1 million to amend our senior credit facilities during fiscal 2004. We achieved this significant pay down through a combination of earnings and approximately $64.0 million of proceeds from the asset sales, net of expenses and taxes.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123, however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all fiscal years beginning after June 15, 2005, and early adoption is permitted. The adoption of SFAS 123R will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to April 28, 2003 that are accounted for under the intrinsic value method. We intend to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2007 and expect that the implementation of SFAS 123R will increase our stock-based compensation expense in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect that the adoption of FIN 47 will have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning May 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

Related Party Transactions

Transactions with Texas Pacific Group

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

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, was paid to TPG Partners, L.P. Mr. Price is an officer of TPG. On September 30, 2004, Mr. Price ceased being a member of the Company’s Board of Directors. In fiscal 2005, Mr. Price earned $0.02 million as well as 1,666 shares of Del Monte Foods Company common stock.

Transactions with Management

In 1998, we sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of Del Monte, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.2 in cash and borrowed an additional equal amount from us, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to us in full, including interest thereon, in accordance with the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of our directors or executive officers or members of their immediate families during fiscal 2004 or fiscal 2005.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

We have a risk management program which was adopted with the objective of minimizing the Company’s exposure to changes in interest rates, fluctuations in foreign currency values and commodity prices. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone or use instruments where there are not underlying exposures.

During fiscal 2005, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

Interest Rates.    Our debt primarily consists of fixed rate notes and floating rate term loans. We also use a floating rate revolving credit facility to fund seasonal working capital needs. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six pay-fixed interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million expired on September 30, 2004. All of our remaining interest rate swaps have been formally designated in cash flow hedge accounting relationships on our floating rate debt. In fiscal 2005, the Company’s interest rate cash flow hedges resulted in a $1.8 million increase to other comprehensive income (“OCI”), a $1.2 million increase to deferred tax liabilities and a $0.3 million decrease in other expense related to ineffectiveness. In fiscal 2004, the Company’s interest rate cash flow hedges resulted in a $1.6 million increase to OCI, a $1.0 million decrease to deferred tax assets and a $0.2 million decrease in other income. In fiscal 2003, the Company’s interest rate cash flow hedges resulted in a $1.4 million decrease to OCI, a $0.9 million increase to deferred tax assets and a $0.2 million increase in other expenses.

During the fiscal 2005, fiscal 2004 and fiscal 2003, we reduced interest expense by $1.4 million, $4.2 million and $1.4 million, respectively, resulting from the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 20, 2002, the date of the Merger. At the end of fiscal 2005, the swap liability was fully amortized in conjunction with the expiration of the interest rate swaps with a combined notional amount of $125.0 million on September 30, 2004.

On May 1, 2005, the fair values of our interest rate swaps were recorded as current assets of $3.4 million. On May 2, 2004, the fair values of our interest rate swaps were recorded as assets of $0.5 million and liabilities of $1.9 million in other non-current assets and liabilities, respectively.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of May 1, 2005. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on May 1, 2005.

	Maturity						Total	Fair Value
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	After Fiscal 2010
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$705.0	$706.0	$735.9
Average Interest Rate	5.67%	5.74%	6.61%	6.61%	6.61%	7.96%	7.95%
Variable Rate	$1.5	$12.8	$24.0	$35.3	$46.5	$480.0	$600.1	$600.1
Average Interest Rate	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%
Interest Rate Swaps
Notional Amount	$300.0	$—	$—	$—	$—	$—	$300.0	$3.4
Average Rate Receivable	3.19%	—	—	—	—	—	3.19%
Average Rate Payable	2.51%	—	—	—	—	—	2.51%

Commodities Prices.    Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases for up to one year. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than eighteen months.

On May 1, 2005, the fair values of our commodities hedges were recorded as current assets of $1.4 million and current liabilities of $0.3 million. The fair values of our commodities hedges were recorded as a current asset of $1.3 million at May 2, 2004. In fiscal 2005, commodities hedges increased other expense by $1.5 million primarily due to ineffectiveness and increased cost of products sold by $2.9 million. In fiscal 2004, commodities hedges increased other income by $3.2 million and reduced cost of products sold by $0.9 million. In fiscal 2003, commodities hedges decreased other expense by $1.5 million and reduced cost of products sold by $0.8 million.

During fiscal 2005, our commodities hedges resulted in a $0.1 million decrease to OCI and had an insignificant impact on deferred taxes. During fiscal 2004, our commodities hedges resulted in a $0.7 million increase to OCI and a $0.5 million increase to deferred tax assets. In fiscal 2003, our commodities hedges did not have a material effect on OCI.

The table below presents our commodity derivative contracts as of May 1, 2005. The fair values included are based on quoted market prices. All of the commodity derivative contracts held on May 1, 2005 are scheduled to mature during fiscal 2006.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Soft Wheat (Bushels)
Futures Contracts
Contract Volumes	48,700	6,000,000	3,260,000	905,000	65,000
Weighted Average Price	$171.08	$0.21	$2.34	$3.40	$3.40
Contract Amount ($ in Millions)	$8.3	$1.3	$7.6	$3.1	$0.2
Fair Value ($ in Millions)	$1.1	$0.1	$(0.3)	$—	$—

Options
Calls (Long)
Contract Volumes	—	9,500	250,000	—	—
Weighted Average Strike Price	$—	$11.87	$0.14	$—	$—
Weighted Average Price Paid	$—	$18.44	$0.15	$—	$—
Fair Value ($ in Millions)	$—	$0.2	$0.1	$—	$—

Puts (Written)
Contract Volumes	—	9,500	250,000	—	—
Weighted Average Strike Price	$—	$4.03	$0.09	$—	$—
Weighted Average Price Received	$—	$2.46	$0.08	$—	$—
Fair Value ($ in Millions)	$—	$—	$—	$—	$—

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of May 1, 2005 and May 2, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 1, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on April 28, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

July 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of May 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 1, 2005, and our report dated July 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California.

July 8, 2005

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	May 1, 2005	May 2, 2004
ASSETS
Cash and cash equivalents	$145.9	$36.3
Trade accounts receivable, net of allowance	212.6	222.3
Inventories	825.1	823.5
Prepaid expenses and other current assets	134.8	143.6

TOTAL CURRENT ASSETS	1,318.4	1,225.7
Property, plant and equipment, net	807.9	820.9
Goodwill	769.1	770.9
Intangible assets, net	587.2	585.1
Other assets, net	48.0	57.1

TOTAL ASSETS	$3,530.6	$3,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$387.3	$427.2
Short-term borrowings	1.0	0.8
Current portion of long-term debt	1.7	6.3

TOTAL CURRENT LIABILITIES	390.0	434.3
Long-term debt	1,304.4	1,369.5
Deferred tax liabilities	250.6	226.2
Other non-current liabilities	325.0	300.8

TOTAL LIABILITIES	2,270.0	2,330.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 211,203,551 at May 1, 2005 and 209,691,132 at May 2, 2004)	$2.1	$2.1
Additional paid-in capital	961.6	943.6
Accumulated other comprehensive loss	(5.9)	(1.7)
Retained earnings	302.8	184.9

TOTAL STOCKHOLDERS’ EQUITY	1,260.6	1,128.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,530.6	$3,459.7

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2005	2004	2003
Net sales	$3,180.9	$3,129.9	$2,092.3
Cost of products sold	2,378.6	2,294.4	1,533.6

Gross profit	802.3	835.5	558.7
Selling, general and administrative expense	478.4	457.0	313.6

Operating income	323.9	378.5	245.1
Interest expense	130.8	129.0	45.3
Other (income) expense	2.8	(1.7)	4.4

Income from continuing operations before income taxes	190.3	251.2	195.4
Provision for income taxes	71.7	90.5	65.2

Income from continuing operations	118.6	160.7	130.2
Income (loss) from discontinued operations before income taxes	(1.2)	6.0	5.7
Provision (benefit) for income taxes	(0.5)	2.1	2.4

Income (loss) from discontinued operations	(0.7)	3.9	3.3

Net income	$117.9	$164.6	$133.5

Earnings per common share
Basic:
Continuing Operations	$0.56	$0.77	$0.74
Discontinued Operations	—	0.02	0.02

Total	$0.56	$0.79	$0.76

Diluted:
Continuing Operations	$0.56	$0.76	$0.74
Discontinued Operations	—	0.02	0.02

Total	$0.56	$0.78	$0.76

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share data)

	Common Stock		Notes Receivable from Stockholders	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at May 1, 2002	—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	133.5	133.5
Other comprehensive income/(loss):							—
Minimum pension liability adjustment (net of tax of $8.0)	—	—	—	—	(12.4)	—	(12.4)
Loss on cash flow hedging instruments (net of tax of $0.9)	—	—	—	—	(1.4)	—	(1.4)
Currency translation adjustment	—	—	—	—	4.2	—	4.2

Comprehensive income							123.9
Spin-off transaction	156,921,228	1.6	—	486.0	—	(113.2)	374.4
Merger	52,329,556	0.5	(0.4)	450.2	—	—	450.3
Issuance of shares	52,587	—	—	0.3	—	—	0.3
Restricted stock units and amortization of unearned compensation	—	—	—	0.5	—	—	0.5

Balance at April 27, 2003	209,303,371	$2.1	$(0.4)	$937.0	$(9.6)	$20.3	$949.4

Net income	—	—	—	—	—	164.6	164.6
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax of $6.5)	—	—	—	—	10.2	—	10.2
Gain on cash flow hedging instruments (net of tax of $1.5)	—	—	—	—	2.3	—	2.3
Currency translation adjustment	—	—	—	—	(4.6)	—	(4.6)

Comprehensive income							172.5
Issuance of shares	387,761	—	—	2.3	—	—	2.3
Repayment of notes receivable from stockholders	—	—	0.4	—	—	—	0.4
Stock option expense	—	—	—	2.3	—	—	2.3
Restricted stock units and amortization of unearned compensation	—	—	—	2.0	—	—	2.0

Balance at May 2, 2004	209,691,132	$2.1	$—	$943.6	$(1.7)	$184.9	$1,128.9

Net income	—	—	—	—	—	117.9	117.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax benefit of $4.9)	—	—	—	—	(7.6)	—	(7.6)
Gain on cash flow hedging instruments (net of tax of $1.2)	—	—	—	—	1.8	—	1.8
Currency translation adjustment	—	—	—	—	1.6	—	1.6

Comprehensive income							113.7
Issuance of shares	1,512,419	—	—	9.1	—	—	9.1
Stock option expense	—	—	—	6.4	—	—	6.4
Restricted stock units and amortization of unearned compensation	—	—	—	2.5	—	—	2.5

Balance at May 1, 2005	211,203,551	$2.1	$—	$961.6	$(5.9)	$302.8	$1,260.6

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$117.9	$164.6	$133.5
(Income) loss from discontinued operations	0.7	(3.9)	(3.3)

Income from continuing operations	118.6	160.7	130.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	91.0	89.5	50.0
Deferred taxes	21.0	38.8	30.4
Write-off of debt issuance cost and loss on debt refinancing	33.5	7.1	2.0
Foreign currency loss, net	—	0.2	3.4
Stock compensation expense	8.3	4.3	0.9
Other non-cash items, net	10.2	1.3	10.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	10.0	0.1	116.8
Inventories	1.5	(55.5)	210.8
Prepaid expenses and other current assets	9.5	(1.8)	(25.7)
Other assets, net	2.2	18.0	(5.6)
Accounts payable and accrued expenses	(38.4)	1.7	(50.7)
Other non-current liabilities	6.6	8.6	18.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	274.0	273.0	490.9

INVESTING ACTIVITIES:
Capital expenditures	(73.1)	(82.7)	(195.8)
Net proceeds from disposal of assets	8.6	81.5	2.0
Net cash acquired in Merger	—	—	7.0
Other items, net	(7.3)	—	13.3

NET CASH USED IN INVESTING ACTIVITIES	(71.8)	(1.2)	(173.5)

FINANCING ACTIVITIES:
Net parent settlements	—	—	(141.4)
Proceeds from short-term borrowings	470.8	335.7	121.7
Payments on short-term borrowings	(470.6)	(335.5)	(203.2)
Proceeds from long-term debt	—	57.4	1,095.0
Principal payments on long-term debt	(59.7)	(333.6)	(356.5)
Payments of debt related costs	(42.2)	(9.1)	(36.8)
Issuance of common stock	9.1	2.1	0.2
Return of capital to Heinz	—	—	(770.0)
Other items, net	—	—	5.8

NET CASH USED IN FINANCING ACTIVITIES	(92.6)	(283.0)	(285.2)

Effect of exchange rate changes on cash and cash equivalents	0.7	0.3	6.6
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(0.7)	4.5	3.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	109.6	(6.4)	42.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	36.3	42.7	0.5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$145.9	$36.3	$42.7

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2005

(In millions, except share and per share data)

Note 1.    Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, Contadina, S&W, College Inn and other brand names and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of May 1, 2005, DMFC’s sole asset was the stock of DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. The Company is separately liable under various full and unconditional guarantees of indebtedness of DMC.

On December 20, 2002, the Company acquired certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Acquired Businesses”). Del Monte acquired these businesses through the merger (the “Merger”) of its wholly-owned subsidiary (“pre-Merger DMC”) with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. Following the Merger, SKF changed its name to Del Monte Corporation. The Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the Merger. As a result, the historical financial statements of SKF, which reflect the operations of the Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the Merger. The Company’s fiscal 2005 and fiscal 2004 financial statements reflect the operations of the combined businesses, whereas the results for the fiscal year ended April 27, 2003 (“fiscal 2003”) reflect the operations of the combined businesses after December 20, 2002.

The preparation of the financial statements for fiscal 2003 included the use of “carve out” and “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Heinz parent company or affiliate level, which related to or were incurred on behalf of SKF, have been identified and allocated or pushed down, as appropriate, to the financial results of SKF prior to the Merger. Allocations were made primarily on a percentage-of-revenue basis. No debt or interest expense was allocated to SKF from Heinz. Accordingly, these historical financial statements are not indicative of the results of operations that would have existed or will exist in the future assuming SKF was operated as an independent company or as a subsidiary of Del Monte. Further, since the historical financial statements of the Company do not include the historical financial results of pre-Merger DMC prior to December 20, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a fiscal year.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands, StarKist Seafood and Private Label Soup operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth, infant feeding, tuna and soup products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. During the second quarter of fiscal 2005, the StarKist Brands operating segment was split into the StarKist Seafood and Private Label Soup operating segments due to changes in the Company’s management and reporting related to these product groupings. This operating segment change did not affect the Company’s reportable segments. During the fiscal year ended May 2, 2004 (“fiscal 2004”), the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories (“2004 Asset Sale”). For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and a Canadian production facility have been classified as discontinued operations.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2005, fiscal 2004, and fiscal 2003 contain 52, 53, and 52 weeks, respectively.

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

Retirement Benefits:    The Company sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Independent third party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company to estimate the expenses and liabilities related to these plans. The factors utilized by the actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Goodwill and Intangibles with Indefinite Lives:    In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company obtains an independent valuation of its intangible assets with indefinite useful lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and goodwill have been identified.

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

Stock-based Compensation:    Effective at the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to account for its stock-based compensation. The Company elected the prospective method of transition as permitted by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the years ended May 1, 2005, May 2, 2004, and April 27, 2003 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Fiscal Year
	2005	2004	2003
Net income, as reported	$117.9	$164.6	$133.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	5.1	2.7	0.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	6.4	4.7	1.0

Pro forma net income	$116.6	$162.6	$133.1
Earnings per share:
Basic—as reported	$0.56	$0.79	$0.76
Basic—pro forma	$0.55	$0.78	$0.76
Diluted—as reported	$0.56	$0.78	$0.76
Diluted—pro forma	$0.55	$0.77	$0.76

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the years ended May 1, 2005, May 2, 2004, and April 27, 2003:

	Fiscal Year
	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	32.0%	34.8%	36.4%
Risk-free interest rate	3.6%	3.7%	3.5%
Expected life (in years)	7.0	7.0	7.0

The weighted average fair value per share of options granted during the year was $4.39, $3.88 and $3.32, for the years ended May 1, 2005, May 2, 2004, and April 27, 2003, respectively. The fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant.

Retained Insurance Liability:    The Company obtains an independent actuarial valuation of its retained insurance exposure based on historical information and projected costs to resolve claims. The Company assumed a 4.5% discount rate assumption in the valuation for fiscal 2005. The Company assumed an average discount rate of 3.36% and 3.13% for fiscal 2004 and fiscal 2003, respectively.

Cash Equivalents:    The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The carrying amount reported in the balance sheet for cash equivalents approximates its fair value.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

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

The creation of the debit LIFO reserve balance at May 2, 2004 resulted from the Merger when a purchase accounting adjustment to record the fruit, vegetable and tomato inventories at fair value was made. The fair value of these inventories became the historical cost LIFO layer.

As the Company began manufacturing new inventories, new current year costs were developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs results in a debit balance LIFO reserve of $36.6 and $36.7, as of May 1, 2005 and May 2, 2004, respectively.

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

If the Company had used the FIFO method rather than the LIFO method to value its soup, broth and infant feeding inventories, net income for fiscal 2005 and fiscal 2004 would have been $2.3 and $0.2 higher than reported.

New Item Funding:    The Company pays new item funding fees to its customers in order to place new products on grocery shelves. New products include brand extensions, line extensions and seasonal offerings. The Company capitalizes such fees as they are paid and amortizes them over a 12-month period, as a reduction to net sales. These capitalized fees are included in prepaid expenses.

Property, Plant and Equipment and Depreciation:    Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements—10 to 30 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—3 to 20 years; computer software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization was $84.3, $82.6, and $44.8 for the 2005, 2004, and 2003 fiscal years, respectively.

Included in prepaid expenses and other current assets are certain real properties which the Company has classified as assets held for sale. Assets held for sale totaled $33.8 and $39.7 as of May 1, 2005 and May 2, 2004, respectively. During the year ended May 1, 2005, the Company sold $5.9 of assets held for sale and recognized an immaterial gain on the sale. Management believes these assets continue to meet the criteria to be classified as held for sale. The Company’s facilities in San Jose, CA; Birmingham, AL; and Swedesboro, NJ are currently held for sale.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. The Company capitalized $7.3, $9.2 and $5.4 of software development costs in fiscal 2005, fiscal 2004, and fiscal 2003, respectively, related to systems supporting the Company’s infrastructure.

Long-lived Assets:    The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

The Company’s intangible assets with estimable lives have useful lives between 10 and 40 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs:    The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements. Amortization expense for deferred charges for the years ended May 1, 2005, May 2, 2004, and April 27, 2003 was $3.9, $4.5, and $1.7, respectively. Deferred debt issuance costs are included in other assets.

Derivative Financial Instruments:    The Company uses derivative financial instruments only for the purpose of managing risks associated with interest rate, currency and commodity price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company accounts for derivative financial instruments at fair value as assets or liabilities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The Company has designated each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income. The gain or loss included in other comprehensive income is subsequently reclassified into net income on the same line in the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

consolidated statements of income as the hedged item in the same period that the hedge transaction affects net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other income/expense. For derivatives designated as Economic Hedges, all changes in fair value are reported in other income/expense.

The Company formally documents its hedging relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other assets and other non-current liabilities. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a hedging relationship ceases to be a highly effective hedge, the Company will discontinue hedge accounting when that determination is made.

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

	May 1, 2005		May 2, 2004
	Book Value	Fair Value	Book Value	Fair Value
9 1/4% senior subordinated notes	$2.5	$2.7	$310.1	$331.5
8 5/8% senior subordinated notes	450.0	486.0	450.0	497.3
6 3/4% senior subordinated notes	250.0	243.8	—	—

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

Prior to the Merger, the Acquired Businesses were consolidated with Heinz in the filing of Heinz’s consolidated domestic and foreign income tax returns. Tax expense for fiscal year 2003 included the effect of certain tax sharing agreements the Acquired Businesses had with Heinz regarding the consolidated filing. Specifically, Heinz charged (refunded) the Acquired Businesses at the appropriate statutory rate for its taxable income (loss). In addition, Heinz charged the Acquired Businesses for their share of consolidated state tax expense based on their share of the state tax allocation factors. These tax-sharing agreements were terminated upon the completion of the Merger.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Environmental Remediation:    The Company accrues for losses associated with environmental remediation obligations when such losses are probable, and the amounts of such losses are reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.

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

Concentration of Credit Risk:    A relatively limited number of customers account for a large percentage of our total sales. For the years ended May 1, 2005, May 2, 2004, and April 27, 2003, one customer accounted for approximately 29%, 25% and 24% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 20% and 15% of trade accounts receivable as of May 1, 2005 and May 2, 2004, respectively. The top ten customers represented approximately 58%, 56% and 54% of the Company’s list sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company closely monitors the credit risk associated with its customers.

Coupon Redemption:    Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by management. Management estimates are based on recommendations from independent coupon redemption clearing-houses as well as on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required. Coupon redemption costs are recorded as a reduction to sales.

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

Advertising Expense:    All costs associated with advertising are expensed as incurred. Marketing expense, which includes advertising expense, was $93.2, $76.2 and $69.9 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively and is included in selling, general and administrative expense.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Research and Development:    Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $20.1, $20.1 and $17.4 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

transition method to adopt SFAS 123R beginning in fiscal 2007 and expects that the implementation of SFAS 123R will increase the Company’s stock-based compensation expense in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that the adoption of FIN 47 will have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning May 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Note 3.    Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5. The Company is manufacturing certain products for the buyer during a transition period after the sale. The Company performed certain transition services for the buyer during agreed-upon post-closing periods. The sale resulted in an insignificant net loss, after deducting transaction costs and foreign currency adjustments. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On May 1, 2005, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale. The Company expects to complete the sale of this facility in the first half of fiscal 2006.

Net sales from discontinued operations were $28.1, $83.8 and $78.8 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

The following table sets forth the major categories of assets included in assets of discontinued operations:

	May 1, 2005	May 2, 2004
Property, plant and equipment, net	$2.2	$2.1
Other	—	0.4

Assets of discontinued operations	$2.2	$2.5

Note 4.    Supplemental Financial Statement Information

	May 1, 2005	May 2, 2004
Trade accounts receivable:
Trade	$213.5	$228.6
Allowance for doubtful accounts	(0.9)	(6.3)

TRADE ACCOUNTS RECEIVABLE, NET	$212.6	$222.3

Inventories:
Finished products	$619.9	$622.1
Raw materials and in-process material	62.5	59.8
Packaging material and other	106.1	104.9
LIFO Reserve	36.6	36.7

TOTAL INVENTORIES	$825.1	$823.5

Property, plant and equipment:
Land and land improvements	$39.7	$40.3
Buildings and leasehold improvements	380.0	366.4
Machinery and equipment	875.9	822.5
Construction in progress	26.0	33.2

	1,321.6	1,262.4
Accumulated depreciation	(513.7)	(441.5)

PROPERTY, PLANT AND EQUIPMENT, NET	$807.9	$820.9

Accounts payable and accrued expenses:
Accounts payable—trade	$180.9	$170.9
Marketing and advertising	63.7	76.5
Payroll and employee benefits	17.5	34.9
Accrued interest	19.0	28.7
Income tax payable	3.7	14.8
Other current liabilities	102.5	101.4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$387.3	$427.2

Other non-current liabilities:
Accrued postretirement benefits	$167.7	$162.6
Pension liability	108.5	86.0
Other non-current liabilities	48.8	52.2

OTHER NON-CURRENT LIABILITIES	$325.0	$300.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(6.3)	$(6.9)	$(0.1)
Additions: charged to costs and expenses	(0.5)	—	(7.2)
Deductions: write-offs or reversals	5.9	0.6	0.4

Allowance for doubtful accounts at end of year	$(0.9)	$(6.3)	$(6.9)

Note 5.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	May 1, 2005	May 2, 2004
Goodwill	$769.1	$770.9

Non-amortizable intangible assets:
Trademarks	525.2	525.3
Other	13.8	7.3

Total non-amortizable intangible assets	539.0	532.6

Amortizable intangible assets:
Trademarks	69.7	70.7
Other	11.4	11.4

	81.1	82.1
Accumulated amortization	(32.9)	(29.6)

Amortizable intangible assets, net	48.2	52.5

Intangible assets, net	$587.2	$585.1

In fiscal 2005, goodwill decreased by $1.8, as a result of adjustments to the Company’s current tax liabilities relating to periods prior to December 20, 2002, the date of the Merger. During fiscal 2005, the Company determined that it had abandoned one of its amortizing trademarks, based upon the fact that the Company is not currently manufacturing any products under that brand, and wrote-off the unamortized balance of approximately $0.6. See Note 15 for information on the reportable segments, including goodwill balances.

Amortization expense for the years ended May 1, 2005, May 2, 2004 and April 27, 2003 was $3.7, $3.7 and $3.8, respectively. The following table presents expected amortization of intangible assets for each of the five succeeding fiscal years:

2006	$3.6
2007	3.5
2008	3.1
2009	3.0
2010	3.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Note 6.    Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2005	2004	2003
Basic earnings per common share:
Numerator:
Net income from continuing operations	$118.6	$160.7	$130.2

Denominator:
Weighted average shares	210,554,838	209,535,655	175,859,550

Basic earnings per common share	$0.56	$0.77	$0.74

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$118.6	$160.7	$130.2

Denominator:
Weighted average shares	210,554,838	209,535,655	175,859,550
Effect of dilutive securities	1,800,785	1,676,587	635,027

Weighted average shares and equivalents	212,355,623	211,212,242	176,494,577

Diluted earnings per common share	$0.56	$0.76	$0.74

Stock options and restricted shares outstanding in the amounts of 7,580,348, 5,002,085 and 1,733,518 were not included in the computation of diluted earnings per share for the years ended May 1, 2005, May 2, 2004 and April 27, 2003, respectively, because inclusion of these options and restricted shares would be antidilutive.

Note 7.    Short-Term Borrowings and Long-Term Debt

On February 8, 2005, the Company completed the refinancing of a significant portion of its outstanding indebtedness (the “Refinancing”). The Refinancing was initiated to reduce the applicable interest rate spread under the Company’s senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of its senior subordinated debt, and to provide the Company with enhanced operational flexibility. The Refinancing included the consummation of a cash tender offer and consent solicitation (the “Offer”) with respect to its outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 senior credit facility (the “New Credit Facility”). The Company used the proceeds from the sale of the 6 3/4% Notes and borrowings under the New Credit Facility to fund the payment of consideration and costs related to the Offer and to repay amounts outstanding under its previous senior credit facility. The New Credit Facility is comprised of a $350.0 revolving credit facility with a term of six years, a $450.0 Term Loan A with a term of six years, and a $150.0 Term Loan B with a term of seven years. The Company recognized $33.5 of expense as a result of the Refinancing.

Notes.    On December 20, 2002, in connection with the Spin-off and Merger, SKF (thereafter renamed DMC) issued $450.0 ($300.0 of which was issued directly to and subsequently sold by

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes The 8 5/8% Notes are also guaranteed by DMFC. The Company has the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010.

On May 15, 2001, pre-Merger DMC sold $300.0 of 9 1/4% senior subordinated notes due May 15, 2011 with interest payable semi-annually on May 15 and November 15 of each year. The Company has the option to redeem the 9 1/4% Notes at a premium beginning on May 15, 2006 and at face value beginning on May 15, 2009. Upon completion of the Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes are also guaranteed by DMFC. On the date of the Merger, the 9 1/4% Notes were recorded on the Company’s consolidated financial statements at their fair market value, or $312.0. In connection with the Refinancing, the Company consummated the Offer with respect to almost all of its outstanding 9 1/4% Notes. The Offer expired on February 7, 2005 (the “Expiration Time”). As of the Expiration Time of the Offer, $297.5 aggregate principal amount of the 9 1/4% Notes had been validly tendered and not withdrawn, representing approximately 99.2% of the outstanding aggregate principal amount of the 9 1/4% Notes. The Company accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. The recorded premium of $12.0 as of the date of the Merger was amortized $1.0, $1.4 and $0. 5 through earnings as a reduction to interest expense for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Approximately $9.0 of premium was recorded as a reduction to interest expense in conjunction with the Offer. The remaining premium of $0.1 will be amortized over the remaining life of the 9 1/4% Notes.

In connection with the Refinancing, through a private placement offering, the Company issued $250.0 principal amount of new 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. The Company has the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

In connection with the issuance of the 6 3/4% Notes, DMC and the guarantors, including DMFC and certain subsidiaries, entered into a registration rights agreement dated February 8, 2005 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, DMC and the guarantors agreed, among other things, to use their commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the Securities and Exchange Commission with respect to a registered offer (the “New Exchange Offer”) to exchange the 6 3/4% Notes for notes of DMC substantially identical in all material respects to the 6 3/4% Notes. Under certain circumstances, in lieu of a registered exchange offer, DMC and the guarantors have agreed to file a shelf registration statement with the SEC with respect to the resale of the 6 3/4% Notes. In the event that the New Exchange Offer is not consummated (or, as applicable, the shelf registration statement is not declared effective) on or prior to February 8, 2006, the annual interest rate borne by the 6 3/4% Notes will be increased by 0.5% until the New Exchange Offer is completed or the shelf registration statement is declared effective.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Term Loan Obligations.    On December 20, 2002, in connection with the Merger, DMC borrowed $945.0 under its senior credit facility: 1) $195.0 under a six-year floating interest rate Old Term A Loan and 2) $705.0 and €44.0 ($45.0 U.S. Dollar equivalent on December 20, 2002) under an eight-year floating interest rate Old Term B Loan. On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the interest rate spread for the Old Term B Loan, to 2.25% over LIBOR. The amendment also contained provisions to enhance the Company’s financial flexibility, including, among other things the removal of prepayment premiums. The remaining Old Term A Loan and Euro denominated Old Term B Loan of $168.4 and $53.7 respectively were repaid through a corresponding increase in the U.S. Dollar denominated Old Term B Loan in connection with the amendment. The Old Term B Loan totaled $882.8 after completion of the amendment.

On February 8, 2005, the Company completed the Refinancing which included the consummation of a new senior credit facility (the “New Credit Facility”). The New Credit Facility includes a $450.0 Term Loan A with a term of six years, and a $150.0 Term Loan B with a term of seven years. The interest rate spread for the Term Loan A may be adjusted periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate, as defined in the New Credit Facility agreement. The interest rate spread for the Term Loan B is set at 1.50% over the Eurodollar Rate.

Under the New Credit Facility, the interest rate payable on both the Term Loan A and Term Loan B was 4.69% as of May 1, 2005. As of May 2, 2004, the interest rate payable on the Old Term B Loan was 3.41%.

The following table presents the changes in the term loan obligations for fiscal 2005 and fiscal 2004:

	Term A	Term B ($)	Term B (€)	Total
Fiscal 2004
April 27, 2003	$168.4	$665.7	$47.5	$881.6
Scheduled principal payments	—	(6.7)	(0.4)	(7.1)
Exchange rate increase	—	—	6.6	6.6
January 30, 2004 amendment	(168.4)	222.1	(53.7)	—
Unscheduled prepayments	—	(269.0)	—	(269.0)

2004 Ending Balance	$—	$612.1	$—	$612.1

Fiscal 2005
Scheduled principal payments	$—	$(4.7)	$—	$(4.7)
February 8, 2005 Refinancing	450.0	(457.4)	—	$(7.4)

2005 Ending Balance	$450.0	$150.0	$—	$600.0

Revolving Credit Facility.    On December 20, 2002, in connection with the Merger, DMC established a $300.0 six-year floating rate revolving credit facility (the “Old Revolver”) with several lender participants as part of its senior credit facility. To maintain availability of funds under the Old Revolver, the Company paid a 0.50% commitment fee on the unused portion of the Old Revolver. On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the then effective interest rate spread for the Old Revolver to 2.50% over LIBOR.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

In connection with the Refinancing, the Company consummated a New Credit Facility. The New Credit Facility includes a $350.0 six-year floating rate revolving credit facility (the “Revolver”) with several lender participants. As of May 1, 2005, the then effective interest rate spread for the Revolver was 1.50% over the Eurodollar Rate, as set forth in the New Credit Facility agreement. To maintain availability of funds under the Revolver, we pay a 0.375% commitment fee on the unused portion of the Revolver.

The outstanding balance on the $350.0 revolving credit facility was zero at May 1, 2005 and May 2, 2004. As of May 1, 2005, the net availability under the New Revolver, reflecting $53.8 of outstanding letters of credit, was $296.2.

The Company’s debt consists of the following, as of the dates indicated:

	May 1, 2005	May 2, 2004
Short-term borrowings:
Revolver	$—	$—
Other	1.0	0.8

	$1.0	$0.8

Current portion of long-term debt	$1.7	$6.3

Long-term debt:
Term A Loan	$450.0	$—
Term B Loan (U.S. Dollar)	150.0	612.1

Total Term Loans	$600.0	$612.1

9 1/4% senior subordinated notes	$2.6	$310.1
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	—
Other	3.5	3.6

	1,306.1	1,375.8
Less current portion	1.7	6.3

	$1,304.4	$1,369.5

At May 1, 2005, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2006	$1.7
2007	13.0
2008	24.2
2009	35.4
2010	46.7

At May 1, 2005, agreements relating to the Company’s long-term debt, including the credit agreement governing the New Credit Facility and the indentures governing the senior subordinated notes, contained covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. The Company’s credit agreement governing the New Credit Facility also requires compliance with certain financial tests, including a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum total debt ratio becomes more restrictive over time. As of May 1, 2005, the Company believes that it is in compliance with all such financial covenants.

Supplemental Disclosure of Cash Flow Information.    The Company made cash interest payments of $105.9, $123.4 and $20.3 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In fiscal 2005, the Company repaid $850.0 of existing debt by incurring a like amount of new debt.

Note 8.    Derivative Financial Instruments

The Company uses interest rate swaps and commodity futures and options to hedge market risks. In prior periods, the Company also used foreign currency swaps to hedge market risks.

Interest Rate Hedges.    All interest rate swaps that have been entered into by the Company are used to hedge interest payments on floating rate debt. During fiscal 2005, the Company was the fixed-rate payer on eight interest rate swaps with a combined notional amount of $425.0. Two of the eight swaps, with a combined notional amount of $125.0 expired on September 30, 2004. These two interest rate swaps, which were entered into by pre-Merger DMC, were designated as cash flow hedges on December 31, 2002. The fair value of the two swaps at December 20, 2002, the date of the Merger, was a liability of $6.9, which was subsequently amortized as a reduction to interest expense over the life of the swaps. The Company amortized $1.4, $4.2 and $1.4 of the swap liability during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

On February 24, 2003, the Company entered into six interest rate swaps, with a combined notional amount of $300.0, as the fixed rate-payer that will expire on April 28, 2006. On February 24, 2003, a formal Cash Flow Hedge relationship was established between the six swaps and a portion of the Company’s interest payments on floating rate debt.

In fiscal 2005, the Company’s interest rate cash flow hedges resulted in a $1.8 increase to OCI, a $1.2 increase to deferred tax liabilities and a $0.3 decrease in other expense related to ineffectiveness. In fiscal 2004, the Company’s interest rate cash flow hedges resulted in a $1.6 increase to OCI, a $1.0 decrease to deferred tax assets and a $0.2 decrease in other income. Gains and losses reported in OCI are expected to be reclassified into earnings within the next twelve months.

On May 1, 2005, the fair values of the interest rate swaps were recorded as current assets of $3.4. On May 2, 2004, the fair values of our interest rate swaps were recorded as assets of $0.5 and liabilities of $1.9 in other non-current assets and liabilities, respectively.

Commodity Price Hedging.    The Company uses commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil, soybean meal and wheat for up to one year. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other circumstances. Hedges of forecasted commodity purchases that meet the criteria for hedge accounting are designated as Cash Flow Hedges. The earnings impact of cash flow hedges relating to forecasted commodity purchases

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

is generally reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. On May 1, 2005, the fair values of the Company’s commodities hedges were recorded as current assets of $1.4 and current liabilities of $0.3. On May 2, 2004 the fair values of the Company’s commodities hedges were recorded as current assets of $1.3. In fiscal 2005, the Company’s commodities hedges increased other expense by $1.5 primarily related to ineffectiveness and increased cost of products sold by $2.9. In fiscal 2004, the Company’s commodities hedges increased other income by $3.2 and reduced cost of products sold by $0.9.

During fiscal 2005, the Company’s commodities hedges resulted in a $0.1 decrease to OCI. During fiscal 2004, the Company’s commodities hedges resulted in a $0.7 increase to OCI and a $0.5 increase to deferred tax assets.

Note 9.    Employee Stock Plans

Stock Option Incentive Plans

On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997 and October 14, 1999) (the “1997 Plan”), which allowed the Company to grant options to certain key employees. The plan allowed the grant of options to purchase up to 1,821,181 shares of Del Monte’s common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. The term of any option may not be more than ten years from the date of its grant. Options to purchase 1,736,520 shares were granted under the plan. As of May 1, 2005, eligible employees held options to purchase 764,443 shares of common stock under the 1997 Plan. Options generally vest over four or five years. As approved by the shareholders, 143,200 shares of common stock represented by awards granted under the 1997 Plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 1998 Stock Incentive Plan, described below. No additional options will be granted under the 1997 Plan.

Also on August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). In connection with this plan, grants of non-qualified stock options representing 223,828 shares of common stock were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vest over a four-year period. As of May 1, 2005, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. As approved by the shareholders, 201,328 shares of common stock represented by awards granted under the this plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 2002 Stock Incentive Plan, described below. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors on April 24, 1998, modified by the Board on September 23, 1998 and approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses (together with Options and SARs, “1998 Incentive Awards”) representing up to 6,065,687 shares of Del Monte common stock were reserved to be issued to certain employees, non-employee directors and consultants of Del Monte. Initially, 3,195,687 shares of Del Monte common stock were reserved for issuance under the 1998 Plan plus any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, which amount was 143,200 shares from the 1997 Plan as of May 1, 2005. Del Monte stockholders approved a proposal to reserve an additional 2,870,000 shares of Del Monte common stock for issuance under the 1998 Plan on November 15, 2000. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vest over four or five years. As of May 1, 2005, eligible employees held options to purchase 3,463,259 shares of common stock under the 1998 Plan. As approved by the shareholders, 1,890,667 shares of common stock represented by awards granted under the 1998 Plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 2002 Stock Incentive Plan, described below. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. The 2002 Plan allows for grants of incentive and non-qualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). Shares authorized for grant are 15,400,000 shares of common stock plus shares of common stock remaining under any prior plans of the Company, including without limitation any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, which amount was 2,091,995 shares as of May 1, 2005. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Incentive Awards under the 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years. Annual options for non-employee directors generally vest immediately. Restricted stock units generally vest over three years; however, certain performance accelerated restricted stock units granted in fiscal 2004 vest at the end of fiscal 2008, subject to earlier vesting at the end of fiscal 2006 or fiscal 2007 if certain targets are met.

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

As a result of the Spin-off and Merger, each outstanding option to acquire shares of Heinz common stock held by employees of the Acquired Businesses immediately prior to the Spin-off was adjusted so that the employees held a combination of options to purchase Heinz common stock and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

options to purchase Del Monte common stock. For employees of the Acquired Businesses, Heinz outstanding options were converted to an equal number of SKF common stock options. The number of shares of Del Monte common stock that were subject to converted options was determined by multiplying the number of shares of SKF common stock subject to options, by the Merger exchange ratio of 0.4466, rounded, if necessary, to the nearest whole share of Del Monte common stock. The exercise price of the converted options was determined in accordance with a formula that ensured the value of the options held by employees immediately before the Merger was preserved after the Merger. As a result, the Company issued 0.8 million options to purchase newly converted shares of Del Monte common stock to employees under the 2002 Plan. These options held by employees of the Acquired Businesses have been retroactively restated in the rollforward table below for pre-Merger periods, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25),” and have been presented as outstanding based on the original date of grant.

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

During fiscal 2005, the Company granted 463,249 of performance shares to employees at a weighted average market value of $11.58. Performance shares vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2007, fiscal 2008 and fiscal 2009.

Certain employees, upon termination of their employment with the Company, based on their employment agreements or their severance agreement, if applicable, will receive a pro-rata share of their original stock option grant. The pro-rata share will vest over the original vesting period but the only vesting requirement is the passage of time.

As of May 1, 2005, eligible employees and non-employee directors held 484,435 RSUs, 164,274 deferred stock units, 457,543 performance shares and options to purchase 9,627,872 shares of common stock under the 2002 Plan. As of May 1, 2005, a total of 6,352,928 additional shares were available under the 2002 Plan to be issued in connection with future awards.

Non-Employee Director Deferred Compensation Plan:    The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board of Directors on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer, which amount would instead be converted to deferred

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the 2002 Plan. As of May 1, 2005, participating non-employee directors held 31,626 deferred stock units issued under the 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

AIP Deferred Compensation Plan:    On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the 2002 Plan. As of May 1, 2005, 132,648 units of deferred stock were outstanding, 114,097 of which were vested, under the 2002 Plan in connection with deferrals under this plan.

The Company recognized total stock compensation expense of $8.3, $4.3 and $0.9 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 1, 2002	665,518	$8.94	312,936	$8.71
Merger**	6,738,964	8.32
Granted	3,660,021	7.44
Forfeited	126,514	10.25
Exercised	36,171	5.53

Balance at April 27, 2003	10,901,818	8.05	3,965,589	8.44
Granted	3,632,425	8.86
Forfeited	786,881	8.28
Exercised	295,618	6.96

Balance at May 2, 2004	13,451,744	8.31	4,763,783	8.61
Granted	3,486,100	10.60
Forfeited	1,678,929	10.95
Exercised	1,380,841	6.58

Balance at May 1, 2005	13,878,074	$8.93	4,839,939	$8.85

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

**	Represents the options of pre-Merger DMC employees.

At May 1, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.22- 7.56	5,060,934	6.39	$7.02	1,902,197	$6.39
7.63-10.59	7,531,221	8.30	9.56	1,799,365	8.88
10.66-15.85	1,285,919	4.19	12.70	1,138,377	12.90

$5.22-15.85	13,878,074	7.23	$8.93	4,839,939	$8.85

See Note 2 for a discussion of the fair value of options.

Stock Purchase Plan

The Del Monte Foods Company Employee Stock Purchase Plan was approved on August 4, 1997 and amended on November 4, 1997. A total of 957,710 shares of Del Monte common stock were reserved for issuance and 454,146 shares of Del Monte common stock have been purchased by and issued to eligible employees under this plan. As of May 1, 2005, 152,467 of these shares are held by persons who were current employees. The Company does not anticipate that any additional shares will be made available under this plan.

Note 10.    Employee Severance and Restructuring Costs

During fiscal 2004 and fiscal 2005, the Company communicated to affected employees that they would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—April 27, 2003	$—	$—	$—	$—
Termination and severance costs incurred	7.0	0.9	—	7.9
Amounts utilized	(2.1)	(0.8)	—	(2.9)

Accrued termination and severance costs—May 2, 2004	4.9	0.1	—	5.0
Termination and severance costs incurred	1.5	0.5	2.6	4.6
Amounts utilized	(4.7)	(0.4)	(1.1)	(6.2)

Accrued termination and severance costs—May 1, 2005	$1.7	$0.2	$1.5	$3.4

(a)	Corporate represents expenses not directly attributable to reportable segments.

Streamline and Operation Excel.    Prior to the Merger, the Company was involved in initiatives named “Streamline” and “Operation Excel,” which consisted of actions to downsize, close or consolidate certain manufacturing facilities and to divest certain assets. The planned actions pursuant to these initiatives were substantially completed prior to the end of fiscal 2002.

The major components of the restructuring charges for the years ended April 27, 2003, May 2, 2004 and May 1, 2005 are as follows:

Accrued Exit Costs
Accrued restructuring costs—May 1, 2002	$3.4
Amounts utilized—Fiscal 2003	—

Accrued restructuring costs—April 27, 2003	3.4
Amounts utilized—Fiscal 2004	(0.2)

Accrued restructuring costs—May 2, 2004	3.2
Amounts utilized—Fiscal 2005	(0.3)

Accrued restructuring costs—May 1, 2005	$2.9

The utilization of the accrual in fiscal 2004 and fiscal 2005 relates to environmental remediation costs and the remaining reserve at May 1, 2005 is related to environmental remediation.

Note 11.    Retirement Benefits

Defined Benefit Plans.    Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, at the end of fiscal 2005 and fiscal 2004, are as follows:

	Pension Benefits		Other Benefits
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Change in benefit obligation:
Benefit obligation beginning of year	$365.6	$366.8	$153.7	$173.7
Service cost	8.7	7.8	5.9	5.3
Interest cost	22.9	22.9	9.4	10.7
Amendments	13.4	—	—	(41.0)
Actuarial (gain)/loss	27.0	(1.4)	(19.4)	12.5
Benefits paid	(30.7)	(30.5)	(5.0)	(7.5)

Benefit obligation end of year	$406.9	$365.6	$144.6	$153.7

Accumulated benefit obligation	$390.5	$360.9
Change in plan assets:
Fair value of plan assets beginning of year	$300.2	$272.2	$—	$—
Actual gain on plan assets	24.0	54.1	—	—
Employer contributions	2.2	4.4	5.0	7.5
Benefits paid	(30.7)	(30.5)	(5.0)	(7.5)

Fair value of plan assets end of year	$295.7	$300.2	$—	$—

Funded status	$(111.3)	$(65.4)	$(144.6)	$(153.7)
Unrecognized net actuarial (gain)/loss	20.8	(7.3)	4.8	25.4
Unrecognized prior service cost	19.6	7.3	(35.8)	(41.8)
Interim contributions	—	—	0.7	—

Net amount recognized	$(70.9)	$(65.4)	$(174.9)	$(170.1)

Amounts recognized in the consolidated balance sheet consist of:
Pension liability	$(96.4)	$(76.4)	$(174.9)	$(170.1)
Other non-amortizable intangible assets	9.4	7.3	—	—
Other comprehensive loss	16.1	3.7	—	—

Net amount recognized	$(70.9)	$(65.4)	$(174.9)	$(170.1)

WEIGHTED AVERAGE ASSUMPTIONS
Assumptions used to determine our projected benefit obligation
Discount rate used in determining projected benefit obligation	5.75%	6.25%	6.00%	6.25%
Rate of increase in compensation levels	4.28%	4.94%
Assumptions used to determine our periodic benefit cost
Discount rate used to determine periodic benefit cost	6.25%	6.25%	6.25%	6.25%
Rate of increase in compensation levels	4.94%	4.94%
Long-term rate of return on assets	8.75%	8.97%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

During fiscal 2005, the Company changed the date on which it measures the annual defined benefit plans and other benefits projected benefit obligation and benefits expense from the end of the fiscal year to March 31 of the fiscal year. This one month change was made to allow sufficient time for the third party actuaries to develop their reports and for the Company to process the information on a timely basis in accordance with its year-end close process timing. Since the defined benefit plans and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, in fiscal 2005 the Company began utilizing differing bond portfolios to estimate the discount rates for the defined benefits plans and for the other benefits. The discount rate used to determine the defined benefits plans and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefits plans and other benefits expense for the following fiscal year. The long-term rate of return for defined benefits plans’ assets is based on the Company’s historical experience, the defined benefits plans’ investment guidelines and the Company’s expectations for long-term rates of return. The defined benefits plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

The components of net periodic pension cost for pension benefit plans and other benefit plans for fiscal 2005 and fiscal 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost for benefits earned during the period	$8.7	$7.8	$5.9	$5.3
Interest cost on projected benefit obligation	22.8	22.9	9.4	10.7
Expected return on plan assets	(25.1)	(23.5)	—	—
Amortization of prior service cost	1.2	1.7	(4.9)	(0.4)

Total benefit cost	$7.6	$8.9	$10.4	$15.6

The Company expects to make minimum cash contributions of approximately $3.2 to the defined benefit plans during fiscal 2006.

Prior to the Merger, employees of the Acquired Businesses participated in certain defined benefit pension plans, multi-employer plans and defined contribution plans sponsored by Heinz (“the Heinz plans”). In addition, the Acquired Businesses provided post-retirement health care and life insurance benefits for employees who met the eligibility requirements of the Heinz plans. Heinz charged the Acquired Businesses for the costs of these plans as determined by actuarial valuations. In fiscal 2003, $1.4 and $2.3 of expenses were included in the consolidated statements of income of the Acquired Businesses for the defined benefit pension plans and the defined benefit postretirement plans, respectively. Additionally, Heinz administered these plans as part of the services provided under the transition service agreement for up to two years after the Merger. Certain employment and benefit related assets and liabilities associated with employees of the Acquired Businesses transferred to Del Monte as a result of the Merger.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Shortly after the Merger, Heinz had segregated $36.6 of assets of a Heinz sponsored defined benefit plan to be transferred to one of the Del Monte sponsored defined benefit plans in conjunction with the Merger. In late December 2002, Heinz proposed that the Heinz plan transfer approximately $38 to the Del Monte plan in partial satisfaction of its obligations pursuant to the Employee Benefit Agreement dated June 12, 2002. By letters dated January 16, 2003 and May 7, 2003 to Heinz, Del Monte asserted that Heinz had a legal obligation to transfer approximately $60 to the Del Monte plan. In May 2003, Heinz transferred approximately $37 to the Del Monte plan. Del Monte has subsequently asserted Heinz has an obligation to transfer an additional $23 to the Del Monte plan. By letter dated October 8, 2003, to Del Monte, Heinz stated revised actuarial calculations indicated that the transfer made in May 2003 exceeded the final actuarial calculations of liabilities by $9. Del Monte has denied that it has any obligation to transfer funds to the Heinz plan and believes that, if the revised actuarial calculations are correct, the effect would be to reduce Heinz’s obligation to transfer further funds to the Del Monte plan to approximately $14.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2006	$27.1	$7.2
2007	27.5	6.9
2008	27.8	7.8
2009	28.7	8.7
2010	29.3	9.7
Thereafter	158.4	59.8

The asset allocation of the pension benefits is as follows:

	Pension Benefits
	2005	2004
Equity Securities	50%	50%
Debt Securities	37%	40%
Other	13%	10%

Total	100%	100%

For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization (“PPO”) plan and associated indemnity plans for fiscal 2005. The rate of increase is assumed to decline gradually to 5.0% over the next six years and remain at that level thereafter. For health maintenance organization (“HMO”) plans, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005. The rate of increase is assumed to decline gradually to 5.0% over the next six years and then remain at that level thereafter. A 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of May 1, 2005 by $17.3 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $2.4. A decrease in the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of May 1, 2005 by $14.9 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.9.

Defined Contribution Plans.    Del Monte participates in two defined contribution plans. Prior to February 1, 2004, the Company also participated in two Heinz defined contribution plans. On February 1, 2004, the assets on behalf of Del Monte employees who were participating in the Heinz defined contribution plans were transferred to the Del Monte defined contribution plans (the “Asset Transfer”). Company contributions to these defined contribution plans are based on employee contributions and compensation. Contributions under these plans totaled $10.4 and $9.9 for fiscal 2005 and fiscal 2004, respectively.

Prior to the Merger, eligible employees of the Acquired Businesses participated in two Heinz defined contribution plans. Heinz charged the Acquired Businesses for the costs of the plans as determined by the plans’ trustee. The Company expensed $8.6 and $4.2 during fiscal 2004 and fiscal 2003, respectively. After the Merger, Del Monte became a participating employer in these plans. Included in the fiscal 2004 expense is $2.9 of expense incurred subsequent to the Asset Transfer.

Multi-employer Plans.    Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The contributions to multi-employer plans were $5.5 and $6.0 for fiscal 2005 and fiscal 2004, respectively.

Retirement Plans Outside of the U.S.    The Company participates in statutory retirement plans and Company-sponsored retirement plans for its non-U.S. affiliates.

Other Plans.    The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans comply with IRS rules for nonqualified plans. During the third quarter of fiscal 2005, as part of an effort to harmonize employee benefits, the Company expanded certain supplemental executive retirement plans to include additional executives within the Company. The effect of this change was an increase of $4.7 to both the benefit obligation and the related intangible asset.

Note 12.    Related Party Transactions

Transactions with Texas Pacific Group.    Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the Merger. During the year ended May 2, 2004, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG had the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3 in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of the Company’s common stock covered by the shelf registration statement for $10.08 per share. The Company did not receive any proceeds from the sale. On September 10, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Lehman Brothers Inc. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of the remaining 12,341,385 shares of the Company’s common stock covered by the shelf registration statement for $132.1 in aggregate. The Company did not receive any proceeds from the sale. The Company has incurred expenses of approximately $0.3 in connection with performing its obligations under the Stockholder Rights Agreement.

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, was paid to TPG Partners, L.P. Mr. Price is an officer of TPG. On September 30, 2004, Mr. Price ceased being a member of the Company’s Board of Directors. In fiscal 2005 Mr. Price earned $0.02 as well as 1,666 shares of Del Monte Foods Company common stock.

Transactions with Management.    In 1998, the Company sold shares of Del Monte Foods Company common stock to certain key employees, including the then executive officers of the Company, under the Del Monte Employee Stock Purchase Plan. The Chief Executive Officer and Chief Operating Officer each paid $0.2 in cash and borrowed an additional equal amount from the Company, under individual secured Promissory Notes, to acquire the stock purchased by each of them under the plan. On November 11, 2003, the Chief Executive Officer and Chief Operating Officer each repaid their loans to the Company in full, including interest thereon in accordance with the terms thereof. Other than the aforementioned loans, there were no outstanding Company loans or advances to any of the Company’s directors or executive officers or members of their immediate families, during fiscal 2004 or fiscal 2005.

Note 13.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2005	2004	2003
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$188.0	$233.9	$182.4
Foreign	2.3	17.3	13.0

	$190.3	$251.2	$195.4

Income tax provision:
Current:
U.S. federal and U.S. possessions	$40.6	$46.0	$27.6
State and foreign	7.8	8.4	7.2

Total current	48.4	54.4	34.8

Deferred:
U.S. federal and U.S. possessions	17.7	33.6	22.9
State and foreign	5.6	2.5	7.5

Total deferred	23.3	36.1	30.4

	$71.7	$90.5	$65.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	May 1, 2005	May 2, 2004
Deferred tax assets:
Post employment benefits	$68.6	$66.3
Pension liability	38.3	30.8
Reserves not currently deductible	16.3	14.2
Workers’ compensation	13.0	11.8
Net operating loss and tax credit carry forwards	28.4	37.3
Other	23.1	34.6

Gross deferred tax assets	187.7	195.0
Valuation allowance	(1.0)	—

Net deferred tax assets	186.7	195.0

Deferred tax liabilities:
Depreciation/amortization	138.6	144.1
Intangible assets	252.8	232.4
Inventory	28.2	24.1
Other	5.1	12.3

Gross deferred tax liabilities	424.7	412.9

Net deferred tax liability	$(238.0)	$(217.9)

At May 1, 2005, the Company had a valuation allowance for foreign net operating loss carryforwards of $1.0 as the utilization of such foreign losses cannot be reasonably assured. The net change in valuation allowance for the year ended May 1, 2005 was an increase of $1.0. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future based on projected future taxable income.

The differences between the actual provision for income taxes and the expected provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2005	2004	2003
Expected income taxes computed at the statutory U.S. federal income tax rate	$66.6	$87.9	$68.4
Taxes on foreign income at rates different than U.S. federal income tax rates	2.2	1.5	0.2
State taxes, net of federal benefit	6.9	6.9	3.0
Foreign losses	2.3	—	—
Tax from change in combined state tax rates	—	—	5.9
Tax on income of U.S. Possessions’ subsidiaries	(7.0)	(5.9)	(11.5)
Other	0.7	0.1	(0.8)

Actual provision for income taxes	$71.7	$90.5	$65.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

As of May 1, 2005, the Company had net operating loss carryforwards of $64.5 for U.S. tax purposes, which will expire between 2012 and 2023, $9.6 for state purposes, which will expire between 2006 and 2017, $15.1 for foreign purposes, which will expire between 2007 and 2014 and tax credits of $5.4, which will expire between 2011 and 2014. The use of pre-merger net operating loss and tax credit carryforwards is subject to limitations under Section 382 of the Internal Revenue Code.

The Company made income tax payments of $63.6, $43.2 and $15.6 for the years ended May 1, 2005, May 2, 2004 and April 27, 2003, respectively.

Note 14.     Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

Lease Commitments.    The Company leases certain property, equipment and office and plant facilities. At May 1, 2005, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

2006	$44.7
2007	38.3
2008	34.7
2009	31.5
2010	28.6
Thereafter	104.8

Rent expense related to operating leases was $66.9, $60.3 and $55.4 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

Supply Agreements.    The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine International, Inc., an unaffiliated entity. Total purchases under this agreement were $56.1 and $36.4 for fiscal 2005 and fiscal 2004, respectively. The Company expects to make minimum purchases of approximately $43 in fiscal 2006 under this agreement. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in July 2011.

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet and tuna

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

products. Total purchases under this agreement were $141.0 and $127.0 in fiscal 2005 and fiscal 2004, respectively. The Company expects to make minimum purchases of approximately $77 in fiscal 2006. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. The current term of the Impress supply agreement expires in August 2010. The principal agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products’ metal food and beverage containers in the United States from Silgan. Total purchases under this agreement were $221.0 and $207.0 in fiscal 2005 and fiscal 2004, respectively. There is a second agreement with Silgan pursuant to which Silgan supplies cans and ends for soup and broth products. Total purchases under this agreement were $33.0 and $29.0 in fiscal 2005 and fiscal 2004, respectively. The Company also has an agreement with an affiliate of Silgan pursuant to which the Silgan affiliate supplies all of Del Monte’s requirements for metal closure for baby food containers. Total purchases under this agreement, which expires on April 30, 2006, were approximately $4.0 in both fiscal 2005 and fiscal 2004. Pricing under the Impress agreement and Silgan agreements is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreements were amended in fiscal 2004 to extend the term of these contracts to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the two contracts.

Logistics Services Agreement.    On March 4, 2005, the Company entered into a Logistic Services Agreement with Pacer Global Logistics, Inc. under which Pacer provides the Company with comprehensive transportation and logistics services in connection with the shipment of goods from various origins to various destinations. Such services include: transportation of the Company’s finished products to its distribution centers and customers; carrier management; management of carrier and customer accessorial charges; freight payment; shipment tracking and communication; freight dispatch services; shipment optimization using various shipping modes, carriers, routes and configurations; and tracking, asserting, collecting and resolving freight claims. The agreement continues until April 30, 2008 and shall automatically renew for a two year term at the end of the then current term unless either party provides written notice of non-renewal prior to the end of the term, by giving the other party at least 180 days’ advance written notice.

Information Systems Agreement.    The Company had a ten-year agreement with Electronic Data Systems Corporation (“EDS”) to provide services and administration in support of its information services functions for its Del Monte Brands business. The Company exercised its right to terminate the contract at any time after November 2003 during the first quarter of fiscal 2005. A termination fee of $0.8 was paid as consideration for early termination of the contract. Total payments to EDS were $12.6 and $5.2 for fiscal 2004 and fiscal 2003, respectively.

Grower Commitments.    The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $130.2, $132.0 and $9.2 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

At May 1, 2005, aggregate future payments under such purchase commitments (priced at May 1, 2005 estimated costs) are estimated as follows:

2006	$125.7
2007	45.4
2008	42.2
2009	38.2
2010	34.0
Thereafter	62.9

Co-pack Commitments.    The Company has entered into non-cancelable agreements with co-packers, with commitments ranging from one year to five years.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $39.9, $44.8 and $12.7 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company expects to make minimum purchases of approximately $41.5 of product in fiscal 2006 under this supply agreement for pineapple products.

At May 1, 2005, aggregate future payments under such purchase commitments (including pineapple requirements) are estimated as follows:

2006	$101.9
2007	64.4
2008	53.4
2009	38.3
2010	12.3

Union Contracts.    The Company has 18 collective bargaining agreements with 17 union locals covering approximately 57% of its full time and seasonal employees. Of these employees, 10% are covered under two collective bargaining agreements scheduled to expire in fiscal 2006, and approximately 79% are covered under collective bargaining agreements scheduled to expire in fiscal 2007. These agreements are subject to negotiation and renewal.

Legal Proceedings

The Company was a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On July 21, 2003, the court granted the Company’s motion for summary judgment, which was entered as a final judgment on July 29, 2003. On August 27, 2003, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 29, 2004, the Court of Appeals issued its decision which overturned the district court’s decision on summary judgment and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

remanded the case to the district court for further proceedings. On August 6, 2004, the Company filed a petition with the Court of Appeals for rehearing of its decision. On August 30, 2004, the Court of Appeals denied the Company’s petition for rehearing and remanded the case to the district court for further proceedings. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that the Company infringed the plaintiff’s patent. Trial on the remaining issues of invalidity and damages began on February 22, 2005. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of the Company’s total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6. On May 19, 2005, the Company filed a notice of appeal. The Company believes it has accrued adequate reserves to cover its liability in this matter.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and has been set for trial on October 18, 2005. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and has been set for trial on October 18, 2005. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

The Company filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. The Company elected to opt-out of the class action and file suit separately. The Company is seeking to recover damages sustained as a result of this alleged conspiracy. In the fourth quarter of fiscal 2005, the Company settled with some of the defendants in this litigation. At this time, the Company cannot reasonably estimate the potential recovery, if any, from the remaining defendants.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. The settlement must be approved by the court in PPI Enterprises’ bankruptcy proceeding. Counter-claims against the Company by third parties in the amount of $1.4 remain outstanding. The Company disputes these counterclaims. The Company believes it has accrued adequate reserves to cover any material liability that may result from these counterclaims.

On September 11, 2003, the Allegheny County Health Department (“ACHD”) issued a notice of violation alleging violations of rules governing air emissions from the power plant at the Company’s Pittsburgh, Pennsylvania facility. The alleged violations occurred prior to the Company’s acquisition of this facility in December 2002. The ACHD threatened to impose civil fines and penalties of up to $0.9. The power plant is operated by a third-party operator under contract with the Company. In December 2004, the Company entered into a consent agreement with ACHD under which the Company agreed to pay a civil penalty of approximately $0.2. The Company was indemnified by the third-party operator for a portion of this penalty.

The Company was a defendant in an action brought by David Pafford in the California Superior Court for the County of San Francisco on July 25, 2003. The plaintiff alleged that the Company was responsible for personal injuries sustained as a result of an accident that occurred at the Company’s manufacturing facility in Modesto, California. On December 23, 2003, the plaintiff served an initial offer to compromise, pursuant to California Code of Civil Procedure section 998, on Del Monte for compensatory and punitive damages in the amount of $10.0. The Company settled this case on January 28, 2005. The settlement was primarily covered by insurance and the Company had accrued adequate reserves to cover the remaining amount.

The Company was a defendant in an action brought by Fleming Companies, Inc. (“Fleming”), et al., in the United States Bankruptcy Court for the District of Delaware on February 1, 2004. Fleming was seeking a total of $18.0 in alleged preferential transfers, alleged payments due and payable under the terms of the military distribution agreements between the parties, alleged duplicate and overpayments made by Fleming, and deductions to which Fleming alleged it was entitled under various trade promotion programs. The Company previously filed claims against Fleming in the underlying bankruptcy proceeding for amounts owed by Fleming to the Company. The Company and Fleming settled these respective claims effective February 23, 2005. The Company had accrued adequate reserves to cover the settlement of these proceedings.

The Company is also involved from time to time in various legal proceedings incidental to its business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Note 15.    Segment Information

During the second quarter of fiscal 2005, the Company made changes to one of the Company’s operating segments due to changes in its management and reporting of certain product groupings. The StarKist Brands operating segment has been divided into two separate operating segments: StarKist Seafood and Private Label Soup. The Company concluded that these two operating segments, together with the Del Monte Brands operating segment, continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company will continue to combine these three operating segments into the Consumer Products reportable segment. Accordingly, this operating segment change did not affect the Company’s reportable segments.

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

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2005	2004	2003
Net Sales:
Consumer Products	$2,341.0	$2,340.6	$1,333.8
Pet Products	839.9	789.3	758.5

Total company	$3,180.9	$3,129.9	$2,092.3

Operating Income:
Consumer Products	$238.4	$252.9	$111.8
Pet Products	129.7	159.7	147.8
Corporate (a)	(44.2)	(34.1)	(14.5)

Total company	$323.9	$378.5	$245.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of May 1, 2005, the Company’s goodwill was comprised of $213.4 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. As of May 2, 2004, the Company’s goodwill was comprised of $215.4 related to the Consumer Products reportable segment and $555.5 related to the Pet Products reportable segment. See Note 10 for accrued termination and severance costs detailed by reportable segment.

Revenues from foreign countries

The following table presents domestic and foreign and export sales:

	Fiscal Year
	2005	2004	2003
Net sales—United States	$3,075.3	$3,034.0	$2,040.1
Net sales—foreign and export	105.6	95.9	52.2

Total net sales	$3,180.9	$3,129.9	$2,092.3

Percentage of sales:
United States	96.7%	96.9%	97.5%
Foreign and export	3.3%	3.1%	2.5%

Note 16.    Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth (2)
2005
Net sales	$626.0	$846.6	$861.3	$847.0
Operating income	40.5	93.7	104.4	85.3
Net income	8.5	41.6	48.5	19.3
Per share data (1):
Basic earnings per share	$0.04	$0.20	$0.23	$0.09
Diluted earnings per share	$0.04	$0.20	$0.23	$0.09

2004
Net sales	$611.3	$791.6	$811.1	$915.9
Operating income	51.5	91.5	115.1	120.4
Net income	14.3	40.2	53.5	56.6
Per share data (1):
Basic earnings per share	$0.07	$0.19	$0.26	$0.27
Diluted earnings per share	$0.07	$0.19	$0.25	$0.27

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	In the fourth quarter of fiscal 2005, the Company recorded expenses totaling $33.5 in connection with the Refinancing (see Note 7).

Note 17.    Subsequent Event

On June 29, 2005, the Company purchased 11,996,161 shares of the Company’s common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2005

(In millions, except share and per share data)

accelerated stock buyback (“ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months. At the end of the program, the Company will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at the Company’s option, in cash or in shares of its common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this annual report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, President, Chief Executive Officer and Director (our “CEO”) and our Executive Vice President, Administration and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this annual report on Form 10-K in connection with the Management’s Report on Internal Control Over Financial Reporting which is set forth below.

Based upon the Controls Evaluation, and subject to the limitations noted in this Part II, Item 9A, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of May 1, 2005, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, included in Part II, Item 8 of this annual report on Form 10-K, which is incorporated by reference into this Item 9A.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this annual report on Form 10-K. This “Controls and Procedures” section of the annual report on Form 10-K includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this section should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, our “2005 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11.	Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Employment and Other Arrangements,” and “Compensation Committee Interlocks and Insider Participation” in our 2005 Proxy Statement is incorporated in this section by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2005 Proxy Statement is incorporated in this section by reference.

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders appearing under the heading “Equity Compensation Plan Information” in our 2005 Proxy Statement is incorporated in this section by reference.

Item 13.	Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” in our 2005 Proxy Statement is incorporated in this section by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing under the headings “Independent Registered Public Accountant Firm Fees” and “Policies and Procedures Relating to Approval of Services by Independent Registered Public Accounting Firm” in our 2005 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 1, 2005 and May 2, 2004

Consolidated Statements of Income—Fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003

Consolidated Statements of Cash Flows—Fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003

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

(b)	See Item 15(a)3 above.

(c)	See Item 15(a)1 and 15(a)2 above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL MONTE FOODS COMPANY

By:	/S/ RICHARD G. WOLFORD
Richard G. Wolford Chairman of the Board, President and Chief Executive Officer; Director

Date: July 8, 2005

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

Signature	Title	Date
/S/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	July 8, 2005

/S/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	July 8, 2005

/S/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	July 8, 2005

/S/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	July 8, 2005

/S/ TIMOTHY G. BRUER Timothy G. Bruer	Director	July 8, 2005

/S/ MARY R. HENDERSON Mary R. Henderson	Director	July 8, 2005

/S/ GERALD E. JOHNSTON Gerald E. Johnston	Director	July 8, 2005

/S/ VICTOR L. LUND Victor L. Lund	Director	July 8, 2005

/S/ TERENCE D. MARTIN Terence D. Martin	Director	July 8, 2005

/S/ JOE L. MORGAN Joe L. Morgan	Director	July 8, 2005

/S/ DAVID R. WILLIAMS David R. Williams	Director	July 8, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (“2002 Form S-4”)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4)

3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the Annual Report filed on Form 10-K for the year ended May 2, 2004 (the “May 2004 10-K”)

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1/A No. 333-48235, filed July 28, 1998 (“1998 Form S-1”))

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as issuer of 9.25% Senior Subordinated Notes due 2011, Del Monte Foods Company, as guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.8 to the 2002 Form S-4)

4.6	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the quarterly report filed on Form 10-Q for the period ended January 29, 2003 (the “January 2003 10-Q”))

4.7	Specimen form of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the January 2003 10-Q)

4.8	First Supplemental Indenture dated as of December 20, 2002, among each of SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.4 to the January 2003 10-Q)

4.9	Second Supplemental Indenture, dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading (Pacific), Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011. (incorporated by reference to Exhibit 4.5 to the January 2003 10-Q)

Exhibit Number	Description
4.10	Third Supplemental Indenture among Del Monte Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, dated January 24, 2005 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on January 25, 2005)

4.11	Indenture, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 Form 8-K))

4.12	Form of 6 3/4% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the February 2005 Form 8-K)

4.13	Registration Rights Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc., and Morgan Stanley & Co. Incorporated, Banc of Americas Securities LLC, Lehman Brothers Inc., and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the February 2005 Form 8-K)

10.1	Placement Agreement, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.2	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.3	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.13 to the June 2002 10-K)

10.4	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.14 to the June 2002 10-K)

10.5	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.15 to the June 2002 10-K)

10.6	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.16 to the June 2002 10-K)

10.7	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.17 to the June 2002 10-K)

Exhibit Number	Description
10.8	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the quarterly report filed on Form 10-Q for the period ended December 1999 (the “December 1999 10-Q”))

10.9	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the June 30, 2002 10-K)

10.10	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

10.11	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

10.12	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the DMC Registration Statement)

10.13	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.14	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.15	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.16	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.17	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.18	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.19	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the May 2004 10-K)

Exhibit Number	Description
10.20	Supply Agreement, dated August 13, 2000, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.21	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company (incorporated by reference to Exhibit 10.5 to the January 2003 10-Q)

10.22	Letter Agreement Regarding Product Prices and Pricing Model, amending the Supply Agreement, dated as of December 9, 2003, between Del Monte Corporation and Impress Metal Packaging Holdings, B.V. (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.55 to the May 2004 10-K)

10.23	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.24	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

10.25	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226 (“2000 S-8”))**

10.26	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the 2000 S-8)**

10.27	Del Monte Foods Annual Incentive Plan as amended May 6, 2003 and June 30, 2003 (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

10.28	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the DMC Registration Statement) **

10.29	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the DMC Registration Statement) **

10.30	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867) **

10.31	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.32	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 (incorporated by reference to Exhibit 10.33 to the May 2004 10-K) **

10.33	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JP Morgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the January 2003 10-Q) (“the Old Credit Agreement”)

Exhibit Number	Description
10.34	First Amendment to the Old Credit Agreement, dated March 19, 2003 (incorporated by reference to Exhibit 10.44 to the April 2003 10-K)

10.35	Second Amendment to the Old Credit Agreement, dated April 23, 2003 (incorporated by reference to Exhibit 10.45 to the April 2003 10-K)

10.36	Third Amendment to the Old Credit Agreement, dated January 30, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K No. 001-14335 filed on February 9, 2004)

10.37	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.2 to the January 2003 10-Q)

10.38	Subsidiary Guarantee Agreement, dated as of December 20, 2002, between the Subsidiaries and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.47 to the April 2003 10-K)

10.39	Security Agreement. dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the January 2003 10-Q)

10.40	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 Form S-4)

10.41	Employee Benefits Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of the 2002 Form S-4)

10.42	Tax Separation Agreement among Del Monte Foods Company, H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of the 2002 Form S-4)

10.43	Del Monte Foods Company 2002 Stock Incentive Plan, effective December 20, 2002 (incorporated by reference to Exhibit 10.7 to the January 2003 10-Q)**

10.44	Form of Del Monte Foods Company Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended August 1, 2004 (the “August 2004 10-Q”))**

10.45	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the August 2004 10-Q)**

10.46	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the August 2004 10-Q)**

10.47	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentage and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on July 1, 2004 (incorporated by reference to Exhibit 10.5 to the August 2004 10-Q)**

10.48	Del Monte Corporation Supplemental Executive Retirement Plan (Second Restatement), Effective January 1, 2005 (formerly the Supplemental Executive Retirement Plan for Former Employees of the Heinz Group, effective as of December 20, 2002). (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on September 28, 2004 (the “September 2004 Form 8-K”) **

10.49	Form of Del Monte Foods Company Stand-Alone Stock Appreciation Right Agreement, adopted as of September 22, 2004. (incorporated by reference to Exhibit 10.2 to the September 2004 Form 8-K) **

Exhibit Number	Description
10.50	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentages and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on September 22, 2004. (incorporated by reference to Exhibit 10.3 to the September 2004 Form 8-K) **

10.51	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

10.52	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K) **

10.53	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K) **

10.54	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 Form 8-K”) **

10.55	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K) **

10.56	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.3 to the November 2004 Form 8-K) **

*10.57	Employment Agreement by and between Del Monte Corporation and Donald J. Binotto, executed as of September 1, 2004 **

10.58	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.5 to the November 2004 Form 8-K) **

10.59	Form of Del Monte Foods Company 2002 Stock Incentive Plan Stand-Alone Stock Appreciation Right Agreement, adopted as of December 7, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 10, 2004) **

10.60	Del Monte Corporation Additional Benefits Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004 (the “December 2004 Form 8-K”)) **

10.61	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004) **

10.62	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, adopted as of December 16, 2004 (incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K) **

10.63	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Form of Plan Agreement—2005 (incorporated by reference to Exhibit 10.3 to the December 2004 Form 8-K) **

10.64	Form of Del Monte Foods Company Performance Shares Agreement, adopted as of January 20, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 26, 2005) **

Exhibit Number	Description
10.65	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the February 2005 Form 8-K)

10.66	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2005 Form 8-K)

10.67	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 Form 8-K)

10.68	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005 (incorporated by reference to Exhibit 10.15 to the Quarterly Report filed on Form 10-Q for the quarter ended January 30, 2005 (the “January 2005 10-Q”))

10.69	Logistics Services Agreement entered into as of April 4, 2005 and dated effective March 4, 2005 between Del Monte Corporation and Pacer Global Logistics, Inc. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on April 8, 2005)

*10.70	Non-employee Director Compensation Plan**

10.71	Master Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 1, 2005 (the “July 2005 8-K”))

10.72	Supplemental Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.2 to the July 2005 8-K)

18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the quarterly report filed on Form 10-Q for the period ended July 27, 2003)

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement