Form 10-Q
period 2005-07-31
DEL MONTE FOODS CO
filed 2005-09-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 31, 2005, there were 199,298,433 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	July 31, 2005	May 1, 2005
ASSETS
Cash and cash equivalents	$41.7	$145.9
Trade accounts receivable, net of allowance	169.8	212.6
Inventories	956.0	825.1
Prepaid expenses and other current assets	114.1	134.8

TOTAL CURRENT ASSETS	1,281.6	1,318.4
Property, plant and equipment, net	795.1	807.9
Goodwill	769.2	769.1
Intangible assets, net	586.3	587.2
Other assets, net	48.5	48.0

TOTAL ASSETS	$3,480.7	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$433.7	$387.3
Short-term borrowings	1.2	1.0
Current portion of long-term debt	4.5	1.7

TOTAL CURRENT LIABILITIES	439.4	390.0
Long-term debt	1,301.2	1,304.4
Deferred tax liabilities	251.8	250.6
Other non-current liabilities	332.9	325.0

TOTAL LIABILITIES	2,325.3	2,270.0

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; issued and outstanding: 199,290,737 at July 31, 2005 and 211,203,551 at May 1, 2005)	$2.1	$2.1
Additional paid-in capital	964.5	961.6
Treasury stock, at cost	(125.4)	—
Accumulated other comprehensive loss	(4.8)	(5.9)
Retained earnings	319.0	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,155.4	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,480.7	$3,530.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended
	July 31, 2005	August 1, 2004
Net sales	$671.1	$626.0
Cost of products sold	509.3	479.2

Gross profit	161.8	146.8
Selling, general and administrative expense	114.4	106.3

Operating income	47.4	40.5
Interest expense	21.2	24.6
Other expense	—	2.0

Income from continuing operations before income taxes	26.2	13.9
Provision for income taxes	9.9	5.3

Income from continuing operations	16.3	8.6
Loss from discontinued operations before income taxes	(0.2)	(0.1)
Income tax benefit	(0.1)	—

Loss from discontinued operations	(0.1)	(0.1)

Net income	$16.2	$8.5

Earnings per common share
Basic:
Continuing Operations	$0.08	$0.04
Discontinued Operations	—	—

Total	$0.08	$0.04

Diluted:
Continuing Operations	$0.08	$0.04
Discontinued Operations	—	—

Total	$0.08	$0.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	July 31, 2005	August 1, 2004
OPERATING ACTIVITIES:
Net income	$16.2	$8.5
Loss from discontinued operations	0.1	0.1

Income from continuing operations	16.3	8.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	23.6	22.4
Deferred taxes	(3.2)	(2.0)
Stock compensation expense	2.2	1.9
Other non-cash items, net	(0.1)	2.7
Changes in operating assets and liabilities	(32.0)	(137.7)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6.8	(104.1)

INVESTING ACTIVITIES:
Capital expenditures	(9.4)	(14.4)
Net proceeds from disposal of assets	23.4	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14.0	(14.4)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	0.2	95.7
Payments on short-term borrowings	—	(8.0)
Principal payments on long-term debt	(0.4)	(1.5)
Issuance of common stock	0.6	0.6
Purchase of treasury stock	(125.4)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(125.0)	86.8

Effect of exchange rate changes on cash and cash equivalents	0.1	0.8
NET CASH USED IN DISCONTINUED OPERATIONS	(0.1)	(0.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(104.2)	(31.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145.9	36.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41.7	$5.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 31, 2005

(In millions, except share and per share data)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, Contadina, S&W and College Inn. In addition, the Company has pet food and pet snacks brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, and Pounce. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 31, 2005 and August 1, 2004 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 31, 2005 and for the three months ended July 31, 2005 and August 1, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 31, 2005 are not necessarily indicative of the results expected for the year ending April 30, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 1, 2005 (“2005 Annual Report”). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2. Stock-based Compensation

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

For the three months ended July 31, 2005

(In millions, except share and per share data)

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three months ended July 31, 2005 and August 1, 2004 regarding net income and earnings per share as if the Company had accounted for all of its employee stock-based compensation under the fair value method of SFAS 123:

	Three Months Ended
	July 31, 2005	August 1, 2004
Net income, as reported	$16.2	$8.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.4	1.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.7	1.5

Pro forma net income	$15.9	$8.2
Earnings per share:
Basic - as reported	$0.08	$0.04
Basic - pro forma	$0.08	$0.04
Diluted - as reported	$0.08	$0.04
Diluted - pro forma	$0.08	$0.04

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2007 and expects that the implementation of SFAS 123R will increase the Company’s stock-based compensation expense in fiscal 2007.

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (the “2004 Asset Sale”). During a transition period after the sale, the Company is manufacturing certain products for the buyer. The Company also performed certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. On July 31, 2005, the remaining assets in discontinued operations primarily consisted of the Canadian production facility, which is being actively marketed for sale. The Company expects to complete the sale of this facility in fiscal 2006.

Net sales from discontinued operations were $7.5 and $6.1 for the three months ended July 31, 2005 and August 1, 2004, respectively.

Total assets included in assets of discontinued operations were $2.2 as of July 31, 2005 and May 1, 2005. The assets of discontinued operations consisted of property, plant and equipment in both periods.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 31, 2005

(In millions, except share and per share data)

Note 4. Inventories

The Company’s inventories consist of the following:

	July 31, 2005	May 1, 2005
Inventories:
Finished products	$745.9	$619.9
Raw materials and in-process material	54.8	62.5
Packaging material and other	141.5	106.1
LIFO Reserve	13.8	36.6

TOTAL INVENTORIES	$956.0	$825.1

Note 5. Assets Held For Sale

Included in prepaid and other current assets are certain real properties which were classified as assets held for sale. Assets held for sale totaled $10.8 and $33.8 as of July 31, 2005 and May 1, 2005, respectively. During the three months ended July 31, 2005, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	July 31, 2005	August 1, 2004
Basic earnings per common share:
Numerator:
Net income from continuing operations	$16.3	$8.6

Denominator:
Weighted average shares	207,800,806	209,814,652

Basic earnings per common share	$0.08	$0.04

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$16.3	$8.6

Denominator:
Weighted average shares	207,800,806	209,814,652
Effect of dilutive securities	2,745,946	2,045,603

Weighted average shares and equivalents	210,546,752	211,860,255

Diluted earnings per common share	$0.08	$0.04

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock compensation.

Options, performance shares and deferred stock units outstanding in the aggregate amounts of 7,484,644 and 4,642,406 were not included in the computation of diluted earnings per share for the three months ended July 31, 2005 and August 1, 2004, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 31, 2005

(In millions, except share and per share data)

Note 7. Merger-Related Employee Severance Costs

On December 20, 2002, the Company acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”).

During the fiscal years ended May 1, 2005 and May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense.

The following table reconciles the beginning and ending accrued Merger-related termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs - May 1, 2005	$1.7	$0.2	$1.5	$3.4
Termination and severance costs incurred	—	—	—	—
Amounts utilized	(0.7)	(0.1)	(0.3)	(1.1)

Accrued termination and severance costs - July 31, 2005	$1.0	$0.1	$1.2	$2.3

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 8. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	July 31, 2005	August 1, 2004
Net income	$16.2	$8.5
Other comprehensive income:
Foreign currency translation adjustments	0.3	0.6
Gain (loss) on cash flow hedging instruments, net of tax	0.8	(0.2)

Total other comprehensive income	1.1	0.4

Comprehensive income	$17.3	$8.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 31, 2005

(In millions, except share and per share data)

Note 9. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$1.8	$1.2	$1.5
Interest cost on projected benefit obligation	5.7	5.7	2.0	2.4
Expected return on plan assets	(6.0)	(6.1)	—	—
Amortization of prior service cost	0.6	0.3	(1.7)	(1.5)
Actuarial (gain)/loss	0.2	—	—	0.3

Total benefit cost	$3.9	$1.7	$1.5	$2.7

The Company expects to make cash contributions of approximately $4 to the defined benefit pension plans during the second quarter of fiscal 2006.

Unfunded Defined Benefit Postretirement Plans.

On June 30, 2005, the Compensation and Benefits Committee of the Board of Directors approved a resolution whereby the participants, not the Company, would be required to pay the Medicare Part D premium under the Del Monte retiree health care plan effective January 1, 2006. As a result of the plan changes, the projected benefit obligation was remeasured as of the amendment date and the Company changed the discount rate used to value its unfunded postretirement plan liability from 6.0% to 5.6% to reflect the interest rate environment as of the amendment date. The effect of the plan amendment was to decrease the benefit obligation by approximately $20 and the net periodic benefit cost for fiscal 2006 by approximately $3. There was no significant effect on the accrued liability recorded in the consolidated balance sheet.

Note 10. Commitments and Contingencies

Legal Contingencies.

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2005 Annual Report.

The Company was a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that the Company infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of the Company’s total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6. On May 19, 2005, the Company filed a notice of appeal. On September 2, 2005, the Company resolved remaining disputes with Mars. The Company withdrew its appeal on September 6, 2005. The Company believes it has accrued adequate reserves to cover its liability in this matter.

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

For the three months ended July 31, 2005

(In millions, except share and per share data)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	July 31, 2005	August 1, 2004
Net Sales:
Consumer Products	$476.7	$447.0
Pet Products	194.4	179.0

Total Company	$671.1	$626.0

Operating Income:
Consumer Products	$34.9	$35.3
Pet Products	23.5	16.8
Corporate (a)	(11.0)	(11.6)

Total Company	$47.4	$40.5

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of July 31, 2005, the Company’s goodwill was comprised of $213.4 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment. As of May 1, 2005, the Company’s goodwill was comprised of $213.4 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. Goodwill in the Pet Products reportable segment increased by $0.1 during the three months ended July 31, 2005 as a result of foreign exchange fluctuations related to goodwill associated with the Company’s Canadian retail pet operations.

Note 12. Share Repurchase

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

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months of the initial purchase from Goldman Sachs. At the end of the program, the Company will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased by the Company in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at the Company’s option, in cash or in shares of its common stock. Pursuant to the agreements governing the ASB, the Company must have 25 million shares available for issuance during the term of the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 1, 2005 (the “2005 Annual Report”). These historical financial statements may not be indicative of our future performance. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	July 31, 2005	August 1, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$671.1	$626.0	45.1	7.2%	1.9%	5.3%
Cost of Products Sold	509.3	479.2	30.1	6.3%	1.8%	4.5%

Gross Profit	161.8	146.8	15.0	10.2%
Selling, General and Administrative Expense	114.4	106.3	8.1	7.6%

Operating Income	$47.4	$40.5	6.9	17.0%

Gross Margin	24.1%	23.5%
Selling, General and Administrative Expense as a % of net sales	17.0%	17.0%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our first quarter results include net sales of $671.1 million, which represent growth of 7.2% over the first quarter of fiscal 2005. Our pricing actions continued to positively drive our sales growth. Our first quarter operating income was $47.4 million, which represented an increase of $6.9 million or 17.0% over the first quarter of fiscal 2005.

During the first quarter of fiscal 2006, as in fiscal 2005, we generally continued to see inflationary cost escalation, which impacted our results of operations. While inflationary costs continued this quarter, pricing actions and our cost reduction programs covered the majority of the inflationary and other cost increases. We expect that these higher costs will continue to put pressure on our margins. We believe that certain of these costs will continue to be affected by inflationary pressures for the remainder of fiscal 2006. Additionally, we are concerned that the recent spike in oil and natural gas prices could exacerbate these pressures.

In addition, we incurred lower interest expense in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 as a result of the refinancing completed in the fourth quarter of 2005 as well as reduced debt levels.

There was no integration expense for the three months ended July 31, 2005, and $8.6 million of integration expense for the three months ended August 1, 2004.

During the first quarter of fiscal 2006, we purchased 11,996,161 shares of our common stock from Goldman Sachs International in a private transaction in connection with an accelerated stock buyback. See “Liquidity and Capital Resources” for a discussion of this transaction.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our 2005 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. During the three months ended July 31, 2005 and August 1, 2004, we experienced no significant adjustments to our estimates relating to trade promotions.

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

Since the DB plans benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. The discount rate used to determine DB plans and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The discount rate for the DB plans was 5.75% as of May 1, 2005, the most recent measurement date. On June 30, 2005, the Compensation and Benefits Committee of the Board of Directors approved a resolution whereby the participants would be required to pay the Medicare Part D premium under the Del Monte retiree health care plan effective January 1, 2006. As a result of the plan changes, the projected benefit obligation was remeasured as of the amendment date and we changed the discount rate used to value our unfunded postretirement plan liability from 6.00% to 5.60% to reflect the interest rate environment as of the amendment date. The long-term rate of return for DB plans’ assets is based on our historical experience, our DB plans’ investment guidelines and our expectations for long-term rates of return. We assumed a long-term rate of return of 8.50% for fiscal 2006. Our DB plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

During the three months ended July 31, 2005, we recognized DB plans benefits expense of $3.9 million and other benefits expense of $1.5 million. Our remaining fiscal 2006 DB plans benefits expense is currently estimated to be approximately $11.5 million and other benefits expense is estimated to be approximately $2.7 million. These estimates incorporate our 2005 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended July 31, 2005 and August 1, 2004. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of certain employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is typically equivalent to our stock price on the date of the grant. Typically, these employees vest in stock options in equal annual installments over a four or five year period and such options generally have a ten-year term until expiration.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 31, 2005, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 31, 2005, compared to the results for the three months ended August 1, 2004.

	Three Months Ended
	July 31, 2005	August 1, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$476.7	$447.0	$29.7	6.6%	0.6%	6.0%
Pet Products	194.4	179.0	15.4	8.6%	5.3%	3.3%

Total	$671.1	$626.0	$45.1	7.2%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales. Net sales for the three months ended July 31, 2005 were $671.1 million, an increase of $45.1 million, or 7.2%, compared to $626.0 million for the three months ended August 1, 2004.

Net sales in our Consumer Products reportable segment were $476.7 million for the three months ended July 31, 2005, an increase of 6.6% compared to the three months ended August 1, 2004. Increased pricing drove 6.0% of net sales growth during the quarter, with pricing gains reflected throughout the reportable segment. The Del Monte Brands operating segment had sales of $303.4 million for the quarter, an increase of $10.8 million, or 3.7%, compared to the same period a year ago. We benefited from recent price increases. These increases were partially offset by volume declines resulting from price elasticity (the volume decline associated with price increases). The StarKist Seafood operating segment had sales of $135.1 million for the quarter, an increase of $11.9 million, or 9.7%, compared to the same period a year ago. This increase was due to pricing actions, increased sales volume of pouch products and increased sales of albacore products as a result of higher levels of category merchandising. The impact of such increases was partially offset by expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity. We expect merchandising levels for albacore products, and accordingly, sales of albacore products, to decline in the second quarter of fiscal 2006. In addition, we expect that sales of chunk light halves will continue to decline as compared to the second quarter of fiscal 2005. The Private Label Soup operating segment had sales of $38.2 million for the quarter, an increase of $7.0 million, or 22.4%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from new distribution, effective merchandising programs and reduced competitive activity.

Net sales in our Pet Products reportable segment were $194.4 million for the three months ended July 31, 2005, an increase of 8.6% compared to $179.0 million for the three months ended August 1, 2004. Volume accounted for 5.3% of the increase in pet products sales. The primary volume driver was in dry dog food and pet snacks and included the impact of the recent introductions of Kibbles ‘n Bits Homestyle Beef, and Meaty Bone Denta Delicious. Lower trade spending and increased pricing also contributed to sales growth. These increases in sales were partially offset by reduced sales of 9Lives products as a result of our strategic decision to reduce inefficient merchandising and increased competitive activity.

Cost of products sold. Cost of products sold for the three months ended July 31, 2005 was $509.3 million, an increase of $30.1 million, or 6.3%, compared to $479.2 million for the three months ended August 1, 2004. This increase was due to cost increases and increased sales volume. Our cost increases were primarily due to higher steel, fish, and energy, logistics and other transportation-related costs, partially offset by lower commodity, ingredient and integration costs.

Gross margin. Our gross margin percentage for the three months ended July 31, 2005 increased by 0.6 margin points, to 24.1% from 23.5% for the three months ended August 1, 2004. Price increases benefited gross margin by 3.8 margin points. This benefit was offset by a 3.2 margin point reduction related to higher steel, fish, and energy, logistics and other transportation-related costs.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended July 31, 2005 was $114.4 million, an increase of $8.1 million, or 7.6%, compared to SG&A of $106.3 million for the three months ended August 1, 2004. Our increase in SG&A expense was primarily driven by an increase in customer delivery costs. Higher employee costs also contributed to the increase, which was partially offset by a decrease in integration expense.

	Three Months Ended
	July 31, 2005	August 1, 2004	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$34.9	$35.3	$(0.4)	(1.1%)
Pet Products	23.5	16.8	6.7	39.9%
Corporate (a)	(11.0)	(11.6)	0.6	(5.2%)

Total	$47.4	$40.5	$6.9	17.0%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended July 31, 2005 was $47.4 million, an increase of $6.9 million, or 17.0%, compared to operating income of $40.5 million for the three months ended August 1, 2004.

Our Consumer Products reportable segment operating income declined by $0.4 million, or 1.1%, to $34.9 million for the three months ended July 31, 2005 from $35.3 million for the three months ended August 1, 2004. The impact of the 6.6% increase in sales during the period was more than offset by higher inflationary costs related to steel, fish, and energy, logistics and other transportation-related costs.

Our Pet Products reportable segment operating income increased by $6.7 million, or 39.9%, to $23.5 million for the three months ended July 31, 2005 from $16.8 million for the three months ended August 1, 2004. This increase was driven primarily by volume growth from both new and existing products, increased pricing and a favorable shift in mix to higher margin products, partially offset by inflationary cost increases in energy, logistics and other transportation-related costs. While new product introductions, specific customer promotional programs and inventory build related to new products contributed to the increase in the first quarter of fiscal 2006, the level of new product introductions and the impact of specific customer promotional programs is not expected to be as great in the second quarter of fiscal 2006. In addition, a significant amount of marketing and media investment in the second quarter of fiscal 2005 drove sales of 9Lives higher, which is not expected to recur in the second quarter of fiscal 2006.

Our corporate expenses declined by $0.6 million during the three months ended July 31, 2005 compared to the prior year period. This decrease resulted from a $3.8 million decrease in integration expense, partially offset by an increase in employee costs.

Overall, operating income included no integration expense for the three months ended July 31, 2005, and $8.6 million of integration expense for the three months ended August 1, 2004.

Interest expense. Interest expense for the three months ended July 31, 2005 was $21.2 million, a decrease of $3.4 million compared to interest expense of $24.6 million for the three months ended August 1, 2004. This reduction was driven by lower interest rates resulting from the refinancing that occurred in the fourth quarter of fiscal 2005 and lower debt levels.

Provision for Income Taxes. The effective tax rate for the three months ended July 31, 2005 was 37.8% compared to 38.1% for the three months ended August 1, 2004. The rate for the three months ended July 31, 2005 was lower than the rate for the three months ended August 1, 2004 primarily due to the tax deduction relating to income attributable to U.S. production activities as provided in The American Jobs Creation Act of 2004. This rate reduction was partially offset by an expected increase in pre-tax income for the current year and a greater portion of pre-tax income taxed in higher tax rate jurisdictions.

Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato products. Typically inventory production relating to these products peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, term loans, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Additionally in the three months ended July 31, 2005, we used cash to purchase shares of our common stock as described below. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

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

In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months of the initial purchase from Goldman Sachs. At the end of the program, we will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased by us in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at our option, in cash or in shares of our common stock.

We believe that cash provided by operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months.

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. We believe that we are currently in compliance with all of our restrictive and financial covenants and that we were in compliance therewith as of July 31, 2005. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or either of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Cash Flows

During the three months ended July 31, 2005, our cash and cash equivalents decreased by $104.2 million.

	Three Months Ended
	July 31, 2005	August 1, 2004
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$6.8	$(104.1)
Net Cash Provided by (Used in) Investing Activities	14.0	(14.4)
Net Cash Provided by (Used in) Financing Activities	(125.0)	86.8

Operating Activities. Cash provided by operating activities for the three months ended July 31, 2005 was $6.8 million compared to cash used in operating activities of $104.1 million for the three months ended August 1, 2004. This fluctuation was primarily driven by lower inventory levels due to weather-related delays in our fruit and tomato pack. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash provided by investing activities for the three months ended July 31, 2005 was $14.0 million compared to cash used in investing activities of $14.4 million for the three months ended August 1, 2004. Capital spending during the first three months of fiscal 2006 was $5.0 million lower than it was during the first three months of fiscal 2005. In addition, we received net proceeds of $23.4 million from the sale of certain real property during the first three months of fiscal 2006, which did not occur in the first three months of fiscal 2005.

Financing Activities. Cash used in financing activities for the three months ended July 31, 2005 was $125.0 million compared to cash provided by financing activities of $86.8 million for the three months ended August 1, 2004. The use of cash for financing activities resulted primarily from the repurchase of approximately 12 million shares of our common stock during the three months ended July 31, 2005. Additionally, during the first three months of fiscal 2006, we borrowed a net of $0.2 million in short-term borrowings, which was $87.5 million lower than net short-term borrowings of $87.7 million during the first three months of fiscal 2005. The decrease in short-term borrowings was primarily due to weather-related delays in our fruit and tomato pack in fiscal 2006. During the three months ended July 31, 2005 and August 1, 2004, we made scheduled repayments of $0.4 million and $1.5 million, respectively, towards our Term B Loan principal.

Off-Balance Sheet Arrangements

In connection with our ASB, we entered into certain arrangements with Goldman Sachs, including a purchase price adjustment. The purchase price adjustment is not reflected on our Condensed Consolidated Balance Sheet. For information relating to the ASB, including the purchase price adjustment, see Note 12 “Share Repurchase” of the Notes to the Condensed Consolidated Financial Statements.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	general economic and business conditions;

•	cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, energy, fuel, grains, meat by-products, and tuna;

•	logistics and other transportation-related costs;

•	ability to increase prices and reduce costs;

•	our debt levels and ability to service and reduce our debt;

•	costs and results of efforts to improve the performance and market share of our businesses;

•	reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan, including related disposition efforts;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	effectiveness of marketing, pricing and trade promotion programs;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	changes in U.S., foreign or local tax laws and effective rates;

•	interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations;

•	litigation;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2005 Annual Report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

Hurricane Katrina and its aftermath could adversely affect our supply chain and results of operations. Damage to or disruption of the U.S. logistics infrastructure, including railway lines, and demand for transportation by relief agencies may adversely impact the cost, or our ability, to transport our products, which could adversely impact our sales or results of operations. Additionally, damage to, or disruptions in the operations of, refineries could exacerbate the increases in energy prices that we are already experiencing, which could adversely impact our results of operations.

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

During the three months July 31, 2005, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six such interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million terminated on September 30, 2004. All of our remaining interest rate swaps have been formally designated as cash flow hedges on our floating rate debt. During the three months ended July 31, 2005, the Company’s interest rate cash flow hedges had an insignificant impact to other comprehensive income (“OCI”), deferred tax liabilities and other expense. During the three months ended August 1, 2004, the Company’s interest rate cash flow hedges resulted in a $0.9 million increase to OCI, a $0.6 million decrease to deferred tax assets and a $0.2 million decrease in other expense.

During the three months ended August 1, 2004, we reduced interest expense by $0.8 million resulting from the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. The swap liability was fully amortized in conjunction with the termination of the interest rate swaps with a combined notional amount of $125.0 million on September 30, 2004, and had no impact to interest expense during the three months ended July 31, 2005.

On July 31, 2005, the fair values of our interest rate swaps were recorded as current assets of $3.4 million. On August 1, 2004, the fair values of our interest rate swaps were recorded as assets of $1.8 million and liabilities of $0.7 million in other non-current assets and liabilities, respectively.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of July 31, 2005. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on July 31, 2005.

	Maturity
	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	After Fiscal 2010	Total	Fair Value July 31, 2005
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$705.0	$706.0	$755.6
Average Interest Rate	5.67%	5.74%	6.61%	6.61%	6.61%	7.96%	7.95%
Variable Rate	$1.1	$12.8	$24.0	$35.3	$46.5	$480.0	$599.7	$599.7
Average Interest Rate	5.18%	5.18%	5.18%	5.18%	5.18%	5.18%	5.18%
Interest Rate Swaps
Notional Amount	$300.0	$—	$—	$—	$—	$—	$300.0	$3.4
Average Rate Receivable	3.68%	—	0.00%	—	—	—	3.68%
Average Rate Payable	2.51%	—	0.00%	—	—	—	2.51%

Commodities Prices. Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. Changes in the value of economic hedges are recorded as other income/expense. These contracts generally have a term of less than eighteen months.

On July 31, 2005, the fair values of our commodities hedges were recorded as current assets of $2.0 million. On August 1, 2004, the fair values of our commodities hedges were recorded as a current liability of $1.3 million. During the three months ended July 31, 2005, commodities hedges increased other income by $0.2 million and reduced cost of products sold by $0.1 million. During the three months ended August 1, 2004, commodities hedges increased other expense by $1.9 million and reduced cost of products sold by $0.4 million.

During the three months ended July 31, 2005, our commodities hedges resulted in a $0.8 million increase to OCI and a $0.5 million increase to deferred tax liabilities. During the three months ended August 1, 2004, our commodities hedges resulted in a $1.1 million decrease to OCI and a $0.7 million increase to deferred tax assets.

The table below presents our commodity derivative contracts as of July 31, 2005. The fair values included are based on quoted market prices. All of the commodity derivative contracts held on July 31, 2005 are scheduled to mature during fiscal 2006.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Soft Wheat (Bushels)
Futures Contracts
Contract Volumes	29,100	4,080,000	1,770,000	640,000	65,000
Weighted Average Price	$172.06	$0.22	$2.34	$3.41	$3.35
Contract Amount ($ in Millions)	$5.0	$0.9	$4.1	$2.2	$0.2
Fair Value ($ in Millions)	$1.2	$0.1	$0.2	$0.1	$—
Options
Calls (Long)
Contract Volumes	20,000	—	250,000	—	—
Weighted Average Strike Price	$12.98	$—	$0.14	$—	$—
Weighted Average Price Paid	$30.52	$—	$0.32	$—	$—
Fair Value ($ in Millions)	$0.4	$—	$—	$—	$—
Puts (Written)
Contract Volumes	16,000	—	250,000	—	—
Weighted Average Strike Price	$4.95	$—	$0.09	$—	$—
Weighted Average Price Received	$6.04	$—	$0.11	$—	$—
Fair Value ($ in Millions)	$—	$—	$—	$—	$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part II, Item 4, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this quarterly report on Form 10-Q. This “Controls and Procedures” section of the quarterly report on Form 10-Q includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this section should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended May 1, 2005.

We were a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that we infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of our total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6 million. On May 19, 2005, we filed a notice of appeal. On September 2, 2005, we resolved remaining disputes with Mars. We withdrew our appeal on September 6, 2005. We believe we have accrued adequate reserves to cover our liability in this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	The following table provides information about purchases the Company made of shares of its common stock during the three month period ended July 31, 2005:

Issuer Purchases of Equity Securites

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2 - 29, 2005	—	—	—	—
May 30 - June 26, 2005	—	—	—	$125,000,000
June 27 - July 31, 2005	11,996,161	$10.42	11,996,161	—
Total	11,996,161	10.42	11,996,161	—

(1)	The Company repurchased approximately 12 million shares of its common stock pursuant to a $125 million share repurchase program publicly announced on June 23, 2005. The shares were purchased from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (ASB). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 million or $10.42 per share, subject to a price adjustment provision. In connection with the ASB, Goldman Sachs is expected to purchase an equivalent amount of shares in the open-market over time. The program is expected to be completed within sixteen months of the initial purchase from Goldman Sachs. At the end of the program, the Company will receive or pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased by the Company in connection with the ASB are subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment can be settled, at the Company’s option, in cash or in shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
10.1	Master Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 1, 2005 (the “July 2005 8-K”))

10.2	Supplemental Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.2 to the July 2005 8-K)

*31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

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

Dated: September 8, 2005