Form 10-Q
period 2005-10-30
DEL MONTE FOODS CO
filed 2005-12-08
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 30, 2005, there were 199,505,991 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	October 30, 2005	May 1, 2005
	(Unaudited)	(Derived from audited financial statements)
ASSETS
Cash and cash equivalents	$20.2	$145.9
Trade accounts receivable, net of allowance	222.9	212.6
Inventories	1,140.9	825.1
Prepaid expenses and other current assets	113.1	134.8

TOTAL CURRENT ASSETS	1,497.1	1,318.4
Property, plant and equipment, net	786.2	807.9
Goodwill	771.0	769.1
Intangible assets, net	585.4	587.2
Other assets, net	51.4	48.0

TOTAL ASSETS	$3,691.1	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$560.9	$387.3
Short-term borrowings	39.3	1.0
Current portion of long-term debt	7.3	1.7

TOTAL CURRENT LIABILITIES	607.5	390.0
Long-term debt	1,298.0	1,304.4
Deferred tax liabilities	261.2	250.6
Other non-current liabilities	326.5	325.0

TOTAL LIABILITIES	2,493.2	2,270.0

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; 211,498,331 issued and 199,502,170 outstanding at October 30, 2005 and 211,203,551 issued and outstanding at May 1, 2005)	$2.1	$2.1
Additional paid-in capital	967.2	961.6
Treasury stock, at cost	(125.4)	—
Accumulated other comprehensive loss	(8.9)	(5.9)
Retained earnings	362.9	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,197.9	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,691.1	$3,530.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
	(Unaudited)
Net sales	$882.3	$846.6	$1,553.4	$1,472.6
Cost of products sold	650.8	624.2	1,160.1	1,103.4

Gross profit	231.5	222.4	393.3	369.2
Selling, general and administrative expense	139.1	128.7	253.5	235.0

Operating income	92.4	93.7	139.8	134.2
Interest expense	22.9	25.9	44.1	50.5
Other expense	1.1	0.5	1.1	2.5

Income from continuing operations before income taxes	68.4	67.3	94.6	81.2
Provision for income taxes	25.7	25.5	35.6	30.8

Income from continuing operations	42.7	41.8	59.0	50.4
Income (loss) from discontinued operations before income taxes	1.6	(0.6)	1.4	(0.7)
Provision (benefit) for income taxes	0.4	(0.4)	0.3	(0.4)

Income (loss) from discontinued operations	1.2	(0.2)	1.1	(0.3)

Net income	$43.9	$41.6	$60.1	$50.1

Earnings per common share
Basic:
Continuing Operations	$0.21	$0.20	$0.29	$0.24
Discontinued Operations	0.01	—	0.01	—

Total	$0.22	$0.20	$0.30	$0.24

Diluted:
Continuing Operations	$0.21	$0.20	$0.29	$0.24
Discontinued Operations	0.01	—	0.01	—

Total	$0.22	$0.20	$0.30	$0.24

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 30, 2005	October 31, 2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$60.1	$50.1
(Income) loss from discontinued operations	(1.1)	0.3

Income from continuing operations	59.0	50.4
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	47.1	45.3
Deferred taxes	6.4	(2.3)
Stock compensation expense	3.7	3.5
Other non-cash items, net	(1.7)	1.7
Changes in operating assets and liabilities	(154.8)	(236.8)

NET CASH USED IN OPERATING ACTIVITIES	(40.3)	(138.2)

INVESTING ACTIVITIES:
Capital expenditures	(24.9)	(28.1)
Net proceeds from disposal of assets	23.4	2.5
Acquisition	—	(7.2)

NET CASH USED IN INVESTING ACTIVITIES	(1.5)	(32.8)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	142.4	267.4
Payments on short-term borrowings	(104.1)	(126.2)
Principal payments on long-term debt	(0.8)	(3.0)
Issuance of common stock	1.8	5.7
Purchase of treasury stock	(125.4)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(86.1)	143.9

Effect of exchange rate changes on cash and cash equivalents	0.7	1.9
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	1.5	(0.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(125.7)	(25.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145.9	36.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.2	$10.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, Contadina, S&W and College Inn. In addition, the Company has pet food and pet snack brands including 9Lives, Kibbles ’n Bits, Pup-Peroni, Snausages, and Pounce. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 30, 2005 and October 31, 2004 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 30, 2005 and October 31, 2004 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 30, 2005 and for the three and six months ended October 30, 2005 and October 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 30, 2005 are not necessarily indicative of the results expected for the year ending April 30, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 1, 2005 (“2005 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Employee Stock Plans

Stock Option Incentive Plans.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors on October 11, 2002, subject to shareholder approval, and approved by the stockholders on December 19, 2002, effective December 20, 2002. On August 15, 2005, the Board of Directors approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan, which among other things, increased the total number of shares authorized for grant to 26,165,813. This reflects an 8,673,818 share increase in the number of shares authorized under the 2002 Plan.

Stock-based Compensation.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and six months ended October 30, 2005 and October 31, 2004 regarding net income and earnings per share as if the Company had accounted for all of its employee stock-based compensation under the fair value method of SFAS 123:

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income, as reported	$43.9	$41.6	$60.1	$50.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.2	1.0	2.6	2.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.5	1.4	3.2	2.9

Pro forma net income	$43.6	$41.2	$59.5	$49.3

Earnings per share:
Basic - as reported	$0.22	$0.20	$0.30	$0.24
Basic - pro forma	$0.22	$0.20	$0.29	$0.23
Diluted - as reported	$0.22	$0.20	$0.30	$0.24
Diluted - pro forma	$0.22	$0.19	$0.29	$0.23

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

Under the fair value method of accounting for stock-based compensation, the Company measures stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of the Company’s common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which the Company expects its employees to exercise their options. It is based on the Company’s historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in the Company’s stock price over the last several years. The Company has not historically paid a dividend; however, in the second quarter of fiscal 2006, the Company began using a dividend yield of 0.86% as it is likely that a dividend will be paid within the seven-year expected life of the options.

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (the “2004 Asset Sale”). During a transition period after the sale, the Company manufactured certain products for the buyer. The Company also performed certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results, cash flows and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. During the period ended October 30, 2005, the Company completed the sale of the remaining assets in discontinued operations, primarily consisting of the Canadian production facility. The Company recognized a $0.5 loss on the sale of the assets, which was more than offset by a non-cash gain of $2.7 due to the reversal of the cumulative foreign currency translation adjustment relating to the Canadian production facility, resulting in a net gain of $2.2 on the sale. Total assets included in assets of discontinued operations were $2.2 as of May 1, 2005. The assets of discontinued operations consisted of property, plant and equipment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

Net sales from discontinued operations were $4.6 and $12.1 for the three and six months ended October 30, 2005, respectively, and $7.0 and $13.1 for the three and six months ended October 31, 2004, respectively.

Note 4. Inventories

The Company’s inventories consist of the following:

	October 30, 2005	May 1, 2005
Inventories:
Finished products	$1,001.4	$619.9
Raw materials and in-process material	64.7	62.5
Packaging material and other	61.8	106.1
LIFO Reserve	13.0	36.6

TOTAL INVENTORIES	$1,140.9	$825.1

Note 5. Assets Held For Sale

Included in prepaid and other current assets are certain real properties which were classified as assets held for sale. Assets held for sale totaled $12.5 and $33.8 as of October 30, 2005 and May 1, 2005, respectively. During the six months ended October 30, 2005, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Basic earnings per common share:
Numerator:
Net income from continuing operations	$42.7	$41.8	$59.0	$50.4

Denominator:
Weighted average shares	199,515,587	210,216,329	203,658,216	210,015,490

Basic earnings per common share	$0.21	$0.20	$0.29	$0.24

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$42.7	$41.8	$59.0	$50.4

Denominator:
Weighted average shares	199,515,587	210,216,329	203,658,216	210,015,490
Effect of dilutive securities	2,712,392	1,849,916	2,472,336	1,877,919

Weighted average shares and equivalents	202,227,979	212,066,245	206,130,552	211,893,409

Diluted earnings per common share	$0.21	$0.20	$0.29	$0.24

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

Options outstanding in the aggregate amounts of 8,293,770 and 9,152,177 were not included in the computation of diluted earnings per share for the three and six months ended October 30, 2005, respectively, because their inclusion would be antidilutive. Options and stock appreciation rights outstanding in the aggregate amount of 7,666,942 were not included in the computation of diluted earnings per share for both the three and six months ended October 31, 2004 because their inclusion would be antidilutive.

Note 7. Debt

The Company’s debt consists of the following, as of the dates indicated:

	October 30, 2005	May 1, 2005
Short-term borrowings:
Revolver	$37.0	$—
Other	2.3	1.0

	$39.3	$1.0

Long-term debt:
Term A Loan	$450.0	$450.0
Term B Loan	149.2	150.0

Total Term Loans	$599.2	$600.0

9 1/4% senior subordinated notes	$2.6	$2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0
Other	3.5	3.5

	1,305.3	1,306.1
Less current portion	7.3	1.7

	$1,298.0	$1,304.4

The Company borrowed $141.1 from the $350.0 six-year floating rate revolving credit facility (the “Revolver”) during the three months ended October 30, 2005, the Company’s second quarter. A total of $104.1 was repaid during the three months ended October 30, 2005. There were no borrowings against the Revolver during the first quarter. As of October 30, 2005, the net availability under the Revolver, reflecting $54.4 of outstanding letters of credit, was $258.6. The interest rate on the Revolver was approximately 6.09% on October 30, 2005.

The Company is scheduled to repay $0.9 of its long-term debt during the remainder of fiscal 2006. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2007	$13.0
2008	24.2
2009	35.4
2010	46.7
2011	341.8

Agreements relating to the Company’s long-term debt, including the credit agreement governing the credit facility (which governs the term loans and the Revolver) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries to, among other things, incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. The Company’s credit agreement governing the credit facility also requires compliance with certain

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

financial tests, including a minimum fixed charge coverage ratio and a maximum total debt ratio. The maximum total debt ratio becomes more restrictive over time. As of October 30, 2005, the Company believes that it is in compliance with all such financial covenants.

Note 8. Merger-Related Employee Severance Costs

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

The following table reconciles the beginning and ending accrued Merger-related termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs - May 1, 2005	$1.7	$0.2	$1.5	$3.4
Amounts utilized	(0.7)	(0.1)	(0.3)	(1.1)

Accrued termination and severance costs - July 31, 2005	1.0	0.1	1.2	2.3

Amounts utilized	(0.5)	(0.1)	(0.3)	(0.9)

Accrued termination and severance costs - October 30, 2005	$0.5	$—	$0.9	$1.4

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income	$43.9	$41.6	$60.1	$50.1
Other comprehensive income:
Foreign currency translation adjustments	(2.3)	1.3	(2.0)	1.9
Loss on cash flow hedging instruments, net of tax	(1.8)	(1.9)	(1.0)	(2.1)

Total other comprehensive loss	(4.1)	(0.6)	(3.0)	(0.2)

Comprehensive income	$39.8	$41.0	$57.1	$49.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

Note 10. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$1.9	$1.2	$1.5	$6.8	$3.7	$2.4	$2.9
Interest cost on projected benefit obligation	5.7	5.7	1.8	2.2	11.4	11.4	3.8	4.7
Expected return on plan assets	(6.0)	(6.4)	—	—	(12.0)	(12.5)	—	—
Amortization of prior service cost	0.6	0.3	(2.1)	(1.5)	1.2	0.6	(3.8)	(2.9)
Actuarial loss	0.2	—	—	0.3	0.4	—	—	0.5

Total benefit cost	$3.9	$1.5	$0.9	$2.5	$7.8	$3.2	$2.4	$5.2

The Company made cash contributions of $14.7 to the defined benefit pension plans during the second quarter of fiscal 2006. The Company does not expect to make additional cash contributions to the defined benefit pension plans during fiscal 2006.

Unfunded Defined Benefit Postretirement Plans.

On June 30, 2005, the Compensation and Benefits Committee of the Board of Directors approved a resolution whereby the participants, not the Company, would be required to pay the Medicare Part D premium under the Del Monte retiree health care plan effective January 1, 2006. As a result of the plan changes, the projected benefit obligation was remeasured as of the amendment date and the Company changed the discount rate used to value its unfunded postretirement plan liability from 6.0% to 5.6% to reflect the interest rate environment as of the amendment date. The effect of the plan amendment was to decrease the benefit obligation by approximately $20 and the net periodic benefit cost for fiscal 2006 by approximately $3. There was no significant effect on the accrued liability recorded in the condensed consolidated balance sheet.

Note 11. Legal Contingencies

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2005 Annual Report.

The Company was a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that the Company infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of the Company’s total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6. On May 19, 2005, the Company filed a notice of appeal. On September 2, 2005, the Company resolved remaining disputes with Mars. The Company withdrew its appeal on September 6, 2005. As of October 30, 2005, the Company has paid all amounts due in accordance with the final judgment.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and trial began on October 19, 2005. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and trial began on October 19, 2005. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

The Company filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. The Company elected to opt-out of the class action and file suit separately. The Company was seeking to recover damages sustained as a result of this alleged conspiracy. In the fourth quarter of fiscal 2005, the Company settled with some of the defendants in this litigation. In the second quarter of fiscal 2006, the Company settled with the remaining defendants in this litigation.

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserted it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises which was approved by the court in PPI Enterprises’ bankruptcy proceeding. Following the settlement, counter-claims against the Company by third parties in the amount of $1.4 remained outstanding. On November 28, 2005, the court granted the Company’s motions for summary judgment against these third parties.

Note 12. Segment Information

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net Sales:
Consumer Products	$673.5	$629.1	$1,150.2	$1,076.1
Pet Products	208.8	217.5	403.2	396.5

Total Company	$882.3	$846.6	$1,553.4	$1,472.6

Operating Income:
Consumer Products	$71.7	$73.8	$106.6	$109.1
Pet Products	33.3	31.5	56.8	48.3
Corporate (a)	(12.6)	(11.6)	(23.6)	(23.2)

Total Company	$92.4	$93.7	$139.8	$134.2

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of October 30, 2005, the Company’s goodwill was comprised of $215.2 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment. As of May 1, 2005, the Company’s goodwill was comprised of $213.4 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. Goodwill increased by $1.9 during the six months ended October 30, 2005, as a result of foreign currency exchange fluctuations and other changes.

Note 13. Share Repurchase

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

Note 14. Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In February 2005, DMC issued $250.0 of 6  3/4% senior subordinated notes due 2015 (the “Notes”), which are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by certain direct and indirect U.S. subsidiaries of DMC, as set forth in the indenture governing the Notes. The issuer and the subsidiary guarantors are 100% owned, directly or indirectly, by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to Del Monte, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of October 30, 2005 and May 1, 2005; Condensed Consolidating Statements of Income for the three and six months ended October 30, 2005 and October 31, 2004 and the Condensed Consolidating Statements of Cash Flows for the six months ended October 30, 2005 and October 31, 2004 of Del Monte Foods Company (“Parent Company”), Del Monte Corporation (“Issuer”), the guarantor subsidiaries (“Subsidiary Guarantors”) and the subsidiaries that are not guarantors (“Subsidiary Non-guarantors”):

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.2	$—	$8.0	$—	$20.2
Trade accounts receivable, net of allowance	—	215.4	0.7	6.8	—	222.9
Inventories	—	1,086.1	21.4	33.4	—	1,140.9
Prepaid expenses and other current assets	—	125.8	75.2	—	(87.9)	113.1

TOTAL CURRENT ASSETS	—	1,439.5	97.3	48.2	(87.9)	1,497.1

Property, plant and equipment, net	—	708.4	60.5	17.3	—	786.2
Goodwill	—	771.0	—	—	—	771.0
Intangible assets, net	—	585.4	—	—	—	585.4
Other assets, net	1,198.1	222.1	—	—	(1,368.8)	51.4

TOTAL ASSETS	$1,198.1	$3,726.4	$157.8	$65.5	$(1,456.7)	$3,691.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$601.9	$27.2	$19.5	$(87.9)	$560.9
Short-term borrowings	—	37.0	—	2.3	—	39.3
Current portion of long-term debt	—	7.3	—	—	—	7.3

TOTAL CURRENT LIABILITIES	0.2	646.2	27.2	21.8	(87.9)	607.5

Long-term debt	—	1,298.0	—	—	—	1,298.0
Deferred tax liabilities	—	279.2	1.4	0.6	(20.0)	261.2
Other non-current liabilities	—	325.7	0.8	—	—	326.5

TOTAL LIABILITIES	0.2	2,549.1	29.4	22.4	(107.9)	2,493.2

Stockholders’ equity:
Common stock	2.1	—	0.1	31.1	(31.2)	2.1
Additional paid-in capital	967.2	947.2	12.2	0.1	(959.5)	967.2
Treasury Stock, at cost	(125.4)	—	—	—	—	(125.4)
Accumulated other comprehensive loss	(8.9)	(8.9)	—	(2.3)	11.2	(8.9)
Retained earnings	362.9	239.0	116.1	14.2	(369.3)	362.9

TOTAL STOCKHOLDERS’ EQUITY	1,197.9	1,177.3	128.4	43.1	(1,348.8)	1,197.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,198.1	$3,726.4	$157.8	$65.5	$(1,456.7)	$3,691.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

MAY 1, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$144.4	$—	$1.5	$—	$145.9
Trade accounts receivable, net of allowance	—	204.2	0.6	7.8	—	212.6
Inventories	—	772.1	16.2	36.8	—	825.1
Prepaid expenses and other current assets	—	121.3	50.2	4.4	(41.1)	134.8

TOTAL CURRENT ASSETS	—	1,242.0	67.0	50.5	(41.1)	1,318.4

Property, plant and equipment, net	—	729.5	62.5	15.9	—	807.9
Goodwill	—	769.1	—	—	—	769.1
Intangible assets, net	—	587.2	—	—	—	587.2
Other assets, net	1,260.8	206.7	—	0.5	(1,420.0)	48.0

TOTAL ASSETS	$1,260.8	$3,534.5	$129.5	$66.9	$(1,461.1)	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$391.9	$10.9	$25.4	$(41.1)	$387.3
Short-term borrowings	—	—	—	1.0	—	1.0
Current portion of long-term debt	—	1.7	—	—	—	1.7

TOTAL CURRENT LIABILITIES	0.2	393.6	10.9	26.4	(41.1)	390.0

Long-term debt	—	1,304.4	—	—	—	1,304.4
Deferred tax liabilities	—	271.5	0.7	—	(21.6)	250.6
Other non-current liabilities	—	324.3	0.7	—	—	325.0

TOTAL LIABILITIES	0.2	2,293.8	12.3	26.4	(62.7)	2,270.0

Stockholders’ equity:
Common stock	2.1	—	0.1	31.1	(31.2)	2.1
Additional paid-in capital	961.6	942.6	12.2	0.1	(954.9)	961.6
Accumulated other comprehensive loss	(5.9)	(5.9)	—	(0.3)	6.2	(5.9)
Retained earnings	302.8	304.0	104.9	9.6	(418.5)	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,260.6	1,240.7	117.2	40.5	(1,398.4)	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,260.8	$3,534.5	$129.5	$66.9	$(1,461.1)	$3,530.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$881.5	$87.0	$25.4	$(111.6)	$882.3
Cost of products sold	—	661.1	80.1	21.2	(111.6)	650.8

Gross profit	—	220.4	6.9	4.2	—	231.5
Selling, general and administrative expense	0.2	136.1	—	2.8	—	139.1

OPERATING INCOME (LOSS)	(0.2)	84.3	6.9	1.4	—	92.4
Interest expense	—	22.9	—	—	—	22.9
Other expense (income)	—	(0.5)	—	1.6	—	1.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.2)	61.9	6.9	(0.2)	—	68.4

Provision (benefit) for income taxes	—	24.6	1.4	(0.3)	—	25.7
Equity in undistributed earnings of subsidiaries	44.1	6.8	—	—	(50.9)	—

Income from continuing operations	43.9	44.1	5.5	0.1	(50.9)	42.7
Discontinued operations (net of tax)	—	—	—	1.2	—	1.2

NET INCOME	$43.9	$44.1	$5.5	$1.3	$(50.9)	$43.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$839.1	$68.5	$28.8	$(89.8)	$846.6
Cost of products sold	—	622.1	63.5	28.4	(89.8)	624.2

Gross profit	—	217.0	5.0	0.4	—	222.4
Selling, general and administrative expense	0.2	125.7	—	2.8	—	128.7

OPERATING INCOME (LOSS)	(0.2)	91.3	5.0	(2.4)	—	93.7
Interest expense	—	27.0	(1.2)	0.1	—	25.9
Other expense	—	—	—	0.5	—	0.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.2)	64.3	6.2	(3.0)	—	67.3

Provision for income taxes	—	24.1	0.9	0.5	—	25.5
Equity in undistributed earnings of subsidiaries	41.8	1.6	—	—	(43.4)	—

Income (loss) from continuing operations	41.6	41.8	5.3	(3.5)	(43.4)	41.8
Discontinued operations (net of tax)	—	—	—	(0.2)	—	(0.2)

NET INCOME (LOSS)	$41.6	$41.8	$5.3	$(3.7)	$(43.4)	$41.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED OCTOBER 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,542.3	$152.5	$74.7	$(216.1)	$1,553.4
Cost of products sold	—	1,173.8	138.4	64.0	(216.1)	1,160.1

Gross profit	—	368.5	14.1	10.7	—	393.3
Selling, general and administrative expense	0.4	247.4	—	5.7	—	253.5

OPERATING INCOME (LOSS)	(0.4)	121.1	14.1	5.0	—	139.8
Interest expense	—	44.1	—	—	—	44.1
Other expense (income)	—	(0.3)	—	1.4	—	1.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.4)	77.3	14.1	3.6	—	94.6

Provision (benefit) for income taxes	(0.1)	32.7	2.9	0.1	—	35.6
Equity in undistributed earnings of subsidiaries	60.4	15.8	—	—	(76.2)	—

Income from continuing operations	60.1	60.4	11.2	3.5	(76.2)	59.0
Discontinued operations (net of tax)	—	—	—	1.1	—	1.1

NET INCOME	$60.1	$60.4	$11.2	$4.6	$(76.2)	$60.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED OCTOBER 31, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,456.3	$140.0	$68.2	$(191.9)	$1,472.6
Cost of products sold	—	1,099.7	132.3	63.3	(191.9)	1,103.4

Gross profit	—	356.6	7.7	4.9	—	369.2
Selling, general and administrative expense	0.4	229.1	—	5.5	—	235.0

OPERATING INCOME (LOSS)	(0.4)	127.5	7.7	(0.6)	—	134.2
Interest expense (income)	—	52.5	(2.1)	0.1	—	50.5
Other expense	—	2.0	—	0.5	—	2.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.4)	73.0	9.8	(1.2)	—	81.2

Provision (benefit) for income taxes	(0.1)	28.0	1.5	1.4	—	30.8
Equity in undistributed earnings of subsidiaries	50.4	5.6	—	—	(56.0)	—

Income (loss) from continuing operations	50.1	50.6	8.3	(2.6)	(56.0)	50.4
Discontinued operations (net of tax)	—	(0.2)	—	(0.1)	—	(0.3)

NET INCOME (LOSS)	$50.1	$50.4	$8.3	$(2.7)	$(56.0)	$50.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended October 30, 2005

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED OCTOBER 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(47.4)	$1.8	$5.3	$—	$(40.3)

INVESTING ACTIVITIES:
Capital expenditures	—	(20.8)	(1.8)	(2.3)	—	(24.9)
Proceeds from disposal of property, plant and equipment	—	23.4	—	—	—	23.4
Dividends received	125.4	—	—	—	(125.4)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	125.4	2.6	(1.8)	(2.3)	(125.4)	(1.5)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	141.1	—	1.3	—	142.4
Principal payments on short-term borrowings	—	(104.1)	—	—	—	(104.1)
Principal payments on long-term debt	—	(0.8)	—	—	—	(0.8)
Issuance of stock	1.2	0.6	—	—	—	1.8
Capital contribution	(1.2)	1.2	—	—	—	—
Purchase of treasury stock	(125.4)	—	—	—	—	(125.4)
Dividends paid	—	(125.4)	—	—	125.4	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(125.4)	(87.4)	—	1.3	125.4	(86.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	—	1.5	—	1.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(132.2)	—	6.5	—	(125.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	144.4	—	1.5	—	145.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$12.2	$—	$8.0	$—	$20.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(144.2)	$2.0	$4.0	$—	$(138.2)

INVESTING ACTIVITIES:
Capital expenditures	—	(25.9)	(2.0)	(0.2)	—	(28.1)
Proceeds from disposal of property, plant and equipment	—	2.5	—	—	—	2.5
Acquisition	—	—	—	(7.2)	—	(7.2)

NET CASH USED IN INVESTING ACTIVITIES	—	(23.4)	(2.0)	(7.4)	—	(32.8)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	266.6	—	0.8	—	267.4
Principal payments on short-term borrowings	—	(126.2)	—	—	—	(126.2)
Principal payments on long-term debt	—	(3.0)	—	—	—	(3.0)
Issuance of stock	5.7	—	—	—	—	5.7
Capital contribution	(5.7)	5.7	—	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	143.1	—	0.8	—	143.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9
NET CASH USED IN DISCONTINUED OPERATIONS	—	(0.2)	—	(0.1)	—	(0.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(24.7)	—	(0.8)	—	(25.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	34.0	—	2.3	—	36.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$9.3	$—	$1.5	$—	$10.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded and private label food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as 9Lives, Kibbles ’n Bits, Pup-Peroni, Snausages and Pounce.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 30, 2005	October 31, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$882.3	$846.6	$35.7	4.2%	(0.5%)	4.7%
Cost of Products Sold	650.8	624.2	26.6	4.3%	0.5%	3.8%

Gross Profit	231.5	222.4	9.1	4.1%
Selling, General and Administrative Expense	139.1	128.7	10.4	8.1%

Operating Income	$92.4	$93.7	$(1.3)	(1.4%)

Gross Margin	26.2%	26.3%
Selling, General and Administrative Expense as a % of net sales	15.8%	15.2%

	Six Months Ended
	October 30, 2005	October 31, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$1,553.4	$1,472.6	$80.8	5.5%	0.5%	5.0%
Cost of Products Sold	1,160.1	1,103.4	56.7	5.1%	1.1%	4.0%

Gross Profit	393.3	369.2	24.1	6.5%
Selling, General and Administrative Expense	253.5	235.0	18.5	7.9%

Operating Income	$139.8	$134.2	$5.6	4.2%

Gross Margin	25.3%	25.1%

Selling, General and Administrative Expense as a % of net sales	16.3%	16.0%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $882.3 million, which represent growth of 4.2% over the second quarter of fiscal 2005. Our pricing actions, which were taken in prior periods, continued to positively drive our sales growth, and volume growth from new products also contributed favorably. Volume loss associated with price increases partially offset the growth in net sales. Our second quarter operating income was $92.4 million, which represented a decrease of $1.3 million or 1.4% from the second quarter of fiscal 2005.

During the second quarter of fiscal 2006, as in the first quarter of fiscal 2006, we continued to see inflationary cost escalation, which impacted our results of operations. These cost increases were reflective of the spike in oil and natural gas prices which have a pervasive impact on our costs, including transportation, packaging and raw product. In addition, we realized higher transportation rates due to tight carrier capacity exacerbated by Hurricanes Katrina and Rita. Pricing actions, combined with our cost saving efforts, covered the majority of the inflationary and other cost increases.

In addition, we incurred $22.9 million in interest expense in the second quarter of fiscal 2006 as compared to $25.9 million in the second quarter of fiscal 2005 driven by lower average debt levels as well as reduced interest rates resulting from the refinancing completed in the fourth quarter of fiscal 2005.

There was no integration expense for the three months ended October 30, 2005, compared to integration expense of $4.2 million for the three months ended October 31, 2004.

For the remainder of fiscal 2006, we expect that energy, logistics, and other transportation-related costs, as well as steel, packaging, and fish costs, will continue to be higher than the prior year, driven by higher energy-affected cost inputs and higher transportation-related costs.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in our 2005 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. During the three and six months ended October 30, 2005 and October 31, 2004, we experienced no significant adjustments to our estimates relating to trade promotions.

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

During the three and six months ended October 30, 2005, we recognized DB plans benefits expense of $3.9 million and $7.8 million, respectively, and other benefits expense of $0.9 million and $2.4 million, respectively. Our remaining fiscal 2006 DB plans benefits expense is currently estimated to be approximately $7.7 million and other benefits expense is estimated to be approximately $1.8 million. These estimates incorporate our 2005 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminates benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and six months ended October 30, 2005 and October 31, 2004. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

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

Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over the last several years. We have not historically paid a dividend, however, in the second quarter of fiscal 2006, we began using a dividend yield of 0.86% as it is likely that a dividend will be paid within the seven-year expected life of the options.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. The deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. Our general and automobile insurance policy has a deductible of up to $0.25 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry;

•	The projected costs to resolve these estimated losses; and

•	We assumed a discount rate of 4.5% for the year ended May 1, 2005.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the six months ended October 30, 2005, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 30, 2005, compared to the results for the three and six months ended October 31, 2004.

	Three Months Ended
	October 30, 2005	October 31, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$673.5	$629.1	$44.4	7.1%	1.1%	6.0%
Pet Products	208.8	217.5	(8.7)	(4.0%)	(5.1%)	1.1%

Total	$882.3	$846.6	$35.7	4.2%

	Six Months Ended
	October 30, 2005	October 31, 2004	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$1,150.2	$1,076.1	$74.1	6.9%	0.9%	6.0%
Pet Products	403.2	396.5	6.7	1.7%	(0.4%)	2.1%

Total	$1,553.4	$1,472.6	$80.8	5.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales. Net sales for the three months ended October 30, 2005 were $882.3 million, an increase of $35.7 million, or 4.2%, compared to $846.6 million for the three months ended October 31, 2004. Net sales for the six months ended October 30, 2005 were $1,553.4 million, an increase of $80.8 million, or 5.5%, compared to $1,472.6 million for the six months ended October 31, 2004.

Net sales in our Consumer Products reportable segment were $673.5 million for the three months ended October 30, 2005, an increase of 7.1% compared to the three months ended October 31, 2004. Increased pricing drove 6.0% net sales growth during the quarter, with pricing gains reflected throughout the reportable segment. The Del Monte Brands operating segment had sales of $458.6 million for the quarter, an increase of $36.7 million, or 8.7%, compared to the same period a year ago. We benefited from recent price increases and increased volume in fruit and new products, partially offset by the effect of price elasticity (the volume decline associated with price increases). The StarKist Seafood operating segment had sales of $145.5 million for the quarter, a decrease of $1.1 million, or 0.8%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products. This decrease was partially offset by increases due to pricing and increased sales volume of pouch products. The Private Label Soup operating segment had sales of $69.4 million for the quarter, an increase of $8.8 million, or 14.5%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from new distribution, effective merchandising programs and reduced competitive activity.

Net sales in our Consumer Products reportable segment were $1,150.2 million for the six months ended October 30, 2005, an increase of 6.9% compared to the six months ended October 31, 2004. Increased pricing drove 6.0% net sales growth during the six month period, with pricing gains reflected throughout the reportable segment. The Del Monte Brands operating segment had sales of $762.0 million for the six-month period, an increase of $47.5 million, or 6.6%, compared to the same period a year ago. We benefited primarily from price increases and new product volume, partially offset by the effect of price elasticity. The StarKist Seafood operating segment had sales of $280.6 million for the six-month period, an increase of $10.8 million, or 4.0%, compared to the same period a year ago. This increase was due to pricing actions and increased sales volume of pouch products. The impact of such increases was partially offset by expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products. We expect that sales of chunk light halves will continue to decline as compared to the third quarter of fiscal 2005. The Private Label Soup operating segment had sales of $107.6 million for the six-month period, an increase of $15.8 million, or 17.2%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from new distribution, effective merchandising programs and reduced competitive activity.

Net sales in our Pet Products reportable segment were $208.8 million for the three months ended October 30, 2005, a decrease of 4.0% compared to $217.5 million for the three months ended October 31, 2004. Volume declines caused a 5.1% decrease in pet products sales, which was partially offset by increased pricing. The decline in volume primarily resulted from a significant amount of marketing and media investment in the second quarter of fiscal 2005 related to 9Lives that did not recur in the second quarter of fiscal 2006 as well as the timing of shipments associated with promotional activity. In addition, net sales in fiscal 2005 were favorably impacted as a result of the introduction of Kibbles n’Bits Wet.

For the six months ended October 30, 2005, net sales in our Pet Products reportable segment were $403.2 million, an increase of 1.7% compared to $396.5 million for the six months ended October 31, 2004. Lower trade spending and increased pricing generated 2.1% sales growth, which was partially offset by volume declines. The volume decline primarily relates to reduced sales of 9Lives products as a result of the factors noted above.

Cost of products sold. Cost of products sold for the three months ended October 30, 2005 was $650.8 million, an increase of $26.6 million, or 4.3%, compared to $624.2 million for the three months ended October 31, 2004. The cost of products sold for the six months ended October 30, 2005 was $1,160.1 million, an increase of $56.7 million, or 5.1%, compared to $1,103.4 million for the six months ended October 31, 2004. These increases were due to cost increases and increased sales volume. Our cost increases were primarily due to higher energy, logistics and other transportation-related costs, as well as higher steel and fish costs, partially offset by lower commodity, ingredient and integration costs.

Gross margin. Our gross margin percentage for the three months ended October 30, 2005 remained relatively unchanged at 26.2%, compared to 26.3% for the three months ended October 31, 2004. Price increases benefited gross margin by 3.0 margin points. This benefit was offset by a 2.7 margin point reduction related to higher steel, fish, and energy, logistics and other transportation-related costs and other factors. Energy, logistics and other transportation-related costs were impacted by the spike in oil and natural gas prices and the tight carrier capacity exacerbated by the hurricanes.

For the six months ended October 30, 2005, our gross margin percentage increased by 0.2 margin points, to 25.3% from 25.1% for the six months ended October 31, 2004. Price increases benefited gross margin by 3.1 margin points. This benefit was offset by a 2.9 margin point reduction related to higher steel, fish, and energy, logistics and other transportation-related costs.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended October 30, 2005 was $139.1 million, an increase of $10.4 million, or 8.1%, compared to SG&A of $128.7 million for the three months ended October 31, 2004. Our increase in SG&A expense was primarily driven by a $12.7 million increase in customer delivery costs driven by the spike in diesel prices as well as tight carrier availability, $7.3 million associated with incentive compensation which had been eliminated in fiscal 2005, and an increase in marketing, integration and other expenses. For the six months ended October 30, 2005 selling, general and administrative expense was $253.5 million, an increase of $18.5 million, or 7.9%, compared to SG&A of $235.0 million for the six months ended October 31, 2004. The increase was primarily driven by $19.2 million of higher customer delivery costs and an increase of $9.1 million in incentive compensation costs, partially offset by a decrease in marketing, integration and other expenses.

	Three Months Ended
	October 30, 2005	October 31, 2004	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$71.7	$73.8	$(2.1)	(2.8%)
Pet Products	33.3	31.5	1.8	5.7%
Corporate (a)	(12.6)	(11.6)	(1.0)	8.6%

Total	$92.4	$93.7	$(1.3)	(1.4%)

	Six Months Ended
	October 30, 2005	October 31, 2004	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$106.6	$109.1	$(2.5)	(2.3%)
Pet Products	56.8	48.3	8.5	17.6%
Corporate (a)	(23.6)	(23.2)	(0.4)	1.7%

Total	$139.8	$134.2	$5.6	4.2%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended October 30, 2005 was $92.4 million, a decrease of $1.3 million, or 1.4%, compared to operating income of $93.7 million for the three months ended October 31, 2004. For the six months ended October 30, 2005, operating income was $139.8 million, an increase of $5.6 million, or 4.2%, compared to operating income of $134.2 million for the six months ended October 31, 2004.

Our Consumer Products reportable segment operating income decreased by $2.1 million, or 2.8%, to $71.7 million for the three months ended October 30, 2005 from $73.8 million for the three months ended October 31, 2004. For the six months ended October 30, 2005, our Consumer Products reportable segment operating income decreased by $2.5 million, or 2.3%, to $106.6 million for the six months ended October 30, 2005 from $109.1 million for the six months ended October 31, 2004. The impact of the increase in sales during the three and six-month periods was more than offset in each period by higher inflationary costs related to energy, logistics and other transportation-related costs, as well as steel and fish costs, and unfavorable product mix.

Our Pet Products reportable segment operating income increased by $1.8 million, or 5.7%, to $33.3 million for the three months ended October 30, 2005 from $31.5 million for the three months ended October 31, 2004. This increase was driven primarily by increased pricing, decreased marketing expense, and favorable commodity pricing, partially offset by inflationary cost increases in energy, logistics and other transportation-related costs. For the six months ended October 30, 2005, our Pet Products reportable segment operating income increased by $8.5 million, or 17.6%, to $56.8 million, from

$48.3 million for the six months ended October 31, 2004. This increase was driven primarily by increased pricing, lower trade spending, decreased marketing expense, and favorable commodity pricing, partially offset by inflationary cost increases in steel and energy, logistics and other transportation-related costs.

Our corporate expenses increased by $1.0 million during the three months ended October 30, 2005 compared to the prior year period. This increase resulted from an increase in incentive compensation costs, partially offset by a $0.8 million decrease in integration expense. The $0.4 million increase in our corporate expenses for the six months ended October 30, 2005 compared to October 31, 2004 was primarily due to increased incentive compensation costs, partially offset by the decrease in integration expense.

Overall, operating income included no integration expense for the three months ended October 30, 2005, and $4.2 million of integration expense for the three months ended October 31, 2004. There was no integration expense for the six months ended October 30, 2005, and $12.8 million for the six months ended October 30, 2004.

Interest expense. Interest expense for the three and six month periods ended October 30, 2005 was $22.9 million and $44.1 million respectively, reflecting decreases of $3.0 million and $6.4 million compared to interest expense of $25.9 million and $50.5 million for the three and six months ended October 31, 2004. These reductions were driven by lower interest rates resulting from the refinancing that occurred in the fourth quarter of fiscal 2005 and lower debt levels.

Provision for Income Taxes. The effective tax rate for the three months ended October 30, 2005 was 37.6% compared to 37.9% for the three months ended October 31, 2004. For the six months ended October 30, 2005 the effective tax rate was 37.6%, a decrease of 0.3% from 37.9% for the six months ended October 31, 2004.

Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato products. Typically inventory production relating to these products peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, term loans, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, and other general business purposes. Additionally during the first quarter of fiscal 2006, we used cash to purchase shares of our common stock as described below. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

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

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. We believe that we are currently in compliance with all of our restrictive and financial covenants and that we were in compliance therewith as of October 30, 2005. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or any of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Cash Flows

During the six months ended October 30, 2005, our cash and cash equivalents decreased by $125.7 million.

	Six Months Ended
	October 30, 2005	October 31, 2004
	(In millions)
Net Cash Used in Operating Activities	$(40.3)	$(138.2)
Net Cash Used in Investing Activities	(1.5)	(32.8)
Net Cash Provided by (Used in) Financing Activities	(86.1)	143.9

Operating Activities. Cash used in operating activities for the six months ended October 30, 2005 was $40.3 million compared to $138.2 million for the six months ended October 31, 2004. This fluctuation was primarily driven by lower inventory levels, the absence of the payment of employee bonuses in the first half of fiscal 2006, other favorable working capital changes and higher net income. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended October 30, 2005 was $1.5 compared to $32.8 million for the six months ended October 31, 2004. Capital spending during the first six months of fiscal 2006 was $3.2 million lower than it was during the first six months of fiscal 2005. In addition, we received net proceeds of $23.4 million from the sale of certain real property during the first six months of fiscal 2006, which did not occur in the first six months of fiscal 2005.

Financing Activities. Cash used in financing activities for the six months ended October 30, 2005 was $86.1 million compared to cash provided by financing activities of $143.9 million for the six months ended October 31, 2004. The use of cash for financing activities resulted primarily from the repurchase of approximately 12 million shares of our common stock during the six months ended October 30, 2005. Additionally, during the first six months of fiscal 2006, we borrowed a net of $38.3 million in short-term borrowings, which was $102.9 million lower than net short-term borrowings of $141.2 million during the first six months of fiscal 2005. The decrease in short-term borrowings was primarily due to lower working capital requirements as described under Operating Activities above. During the six months ended October 30, 2005 and October 31, 2004, we made scheduled repayments of $0.8 million and $3.0 million, respectively, towards our Term B Loan principal.

Off-Balance Sheet Arrangements

In connection with our ASB, we entered into certain arrangements with Goldman Sachs, including a purchase price adjustment. The purchase price adjustment is not reflected on our Condensed Consolidated Balance Sheet. For information relating to the ASB, including the purchase price adjustment, see Note 13 “Share Repurchase” of the Notes to the Condensed Consolidated Financial Statements.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	general economic and business conditions;

•	cost and availability of commodities, ingredients and other raw materials, including without limitation, steel, energy, fuel, grains, meat by-products, and tuna;

•	logistics and other transportation-related costs;

•	ability to increase prices and reduce costs;

•	our debt levels and ability to service our debt;

•	costs and results of efforts to improve the performance and market share of our businesses;

•	reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan, including related disposition efforts;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	effectiveness of marketing, pricing and trade promotion programs;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	changes in U.S., foreign or local tax laws and effective rates;

•	interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations;

•	litigation;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2005 Annual Report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

The aftermath from Hurricanes Katrina and Rita could continue to adversely affect our supply chain and results of operations. Damage to or disruption of the U.S. logistics infrastructure, including railway lines, and demand for transportation by relief agencies and others may continue to adversely impact the cost, and may impact our ability, to transport our products, which could adversely impact our sales or results of operations. Additionally, damage to, or disruptions in the operations of, refineries could continue to unfavorably impact energy prices, which could adversely impact our results of operations.

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

We have a risk management program which was adopted with the objective of minimizing the Company’s exposure to changes in interest rates and commodity and other prices. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone or use instruments where there are not underlying exposures.

During the six months October 30, 2005, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six such interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million terminated on September 30, 2004. All of our existing interest rate swaps have been formally designated as cash flow hedges on our floating rate debt. During the three months ended October 30, 2005, the Company’s interest rate cash flow hedges resulted in a $0.3 million decrease to other comprehensive income (“OCI”) and a $0.2 million decrease to deferred tax liabilities. The Company’s interest rate cash flow hedges did not have an impact on other expense. During the three months ended October 31, 2004, the Company’s interest rate cash flow hedges resulted in a $0.6 million decrease to OCI, a $0.4 million decrease to deferred tax liabilities and a $0.1 million decrease in other expense.

During the six months ended October 30, 2005, the Company’s interest rate cash flow hedges resulted in a $0.3 million decrease to OCI and a $0.2 million decrease to deferred tax liabilities. The Company’s interest rate cash flow hedges did not have an impact on other expense. During the six months ended October 31, 2004, the Company’s interest rate cash flow hedges resulted in a $0.3 million increase to OCI, a $0.2 million increase in deferred tax liabilities and a $0.3 million decrease in other expense.

During the three and six months ended October 31, 2004, we reduced interest expense by $0.6 million and $1.4 million, respectively, resulting from the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. The swap liability was fully amortized in conjunction with the termination of the interest rate swaps with a combined notional amount of $125.0 million on September 30, 2004, and had no impact to interest expense during the three and six months ended October 31, 2004.

On October 30, 2005, the fair values of our interest rate swaps were recorded as current assets of $2.8 million. On October 31, 2004, the fair values of our interest rate swaps were recorded as assets of $0.7 million in other non-current assets.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of October 30, 2005. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on October 30, 2005.

	Maturity
	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	After Fiscal 2010	Total	Fair Value October 30, 2005
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$705.0	$706.0	$728.2
Average Interest Rate	5.67%	5.74%	6.61%	6.61%	6.61%	7.95%	7.95%
Variable Rate	$0.8	$12.8	$24.0	$35.3	$46.5	$479.9	$599.3	$599.3
Average Interest Rate	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%
Interest Rate Swaps
Notional Amount	$300.0	$—	$—	$—	$—	$—	$300.0	$2.8
Average Rate Receivable	4.23%	—	—	—	—	—	4.23%
Average Rate Payable	2.51%	—	—	—	—	—	2.51%

Commodities and Other Prices.

Commodities: Certain commodities such as corn, wheat, soybean meal, and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. Changes in the value of economic hedges are recorded as other income/expense. These contracts generally have a term of less than eighteen months.

Other: During the first and second quarters of fiscal 2006, the price of fuel has risen substantially in comparison to prior periods. As a result in the second quarter of 2006 we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. During the quarter, we entered into futures contracts to cover a portion of our projected diesel fuel costs for the quarter. These contracts generally have a term of less than three months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. During the quarter ended October 30, 2005, all such contracts were closed and resulted in the recognition of $0.1 million of other expense. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2006.

On October 30, 2005, the fair values of our commodities hedges were recorded as current assets of $0.2 million and current liabilities of $0.4 million. On October 31, 2004, the fair values of our commodities hedges were recorded as a current liability of $2.2 million.

The table below presents the changes in the following balance sheet accounts and impact on income statement accounts of our commodities and other hedging activities.

	Three Months Ended		Six Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
	(In millions)
Decrease in other comprehensive income (a)	$1.5	$1.2	$0.7	$2.3
Decrease in deferred tax liabilities	0.9	0.8	0.4	1.4
Increase (decrease) in cost of products sold	(0.4)	0.3	(0.5)	(0.1)
Increase in other expense	0.5	—	0.3	1.9

(a)	The change in other comprehensive income is net of related taxes.

The table below presents our commodity derivative contracts as of October 30, 2005. The fair values included are based on quoted market prices. All of the commodity derivative contracts held on October 30, 2005 are scheduled to mature prior to the end of calendar 2006.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)
Futures Contracts
Contract Volumes	29,900	2,040,000	2,000,000	420,000
Weighted Average Price	$174.32	$0.23	$2.22	$3.52
Contract Amount ($ in Millions)	$5.2	$0.5	$4.4	$1.5
Fair Value ($ in Millions)	$—	$—	$(0.1)	$0.1

Options
Calls (Long)
Contract Volumes	—	—	10,000	—
Weighted Average Option Price	$—	$—	$0.08	$—
Weighted Average Price Paid	$—	$—	$0.08	$—
Fair Value ($ in Millions)	$—	$—	$—	$—

Puts (Written)
Contract Volumes	8,000	—	1,250,000	—
Weighted Average Option Price	$6.19	$—	$0.09	$—
Weighted Average Price Received	$11.43	$—	$0.19	$—
Fair Value ($ in Millions)	$(0.1)	$—	$(0.1)	$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15f) and 15d-15(f) of the Securities Exchange Act of 1934 during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We were a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that we infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of our total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6 million. On May 19, 2005, we filed a notice of appeal. On September 2, 2005, we resolved remaining disputes with Mars. We withdrew our appeal on September 6, 2005. As of October 30, 2005, we have paid all amounts due in accordance with the final judgment.

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, California, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below and trial began on October 19, 2005. We believe we have accrued adequate reserves to cover any material liability in this matter.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above and trial began on October 19, 2005. We believe we have accrued adequate reserves to cover any material liability in this matter.

We filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. We elected to opt-out of the class action and file suit separately. We are seeking to recover damages sustained as a result of this alleged conspiracy. In the fourth quarter of fiscal 2005, we settled with some of the defendants in this litigation. In the second quarter of fiscal 2006, we settled with the remaining defendants in this litigation.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserted it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises which was approved by the court in PPI Enterprises’ bankruptcy proceeding. Following the settlement, counter-claims against us by third parties in the amount of $1.4 million remained outstanding. On November 28, 2005, the court granted our motions for summary judgment against these third parties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 29, 2005, in San Francisco, California. Three matters were submitted to a vote of stockholders: (i) the election of three Class II directors to hold office for a three-year term; (ii) the approval of the amendment and restatement of the Del Monte Foods Company 2002 Stock Incentive Plan; and (iii) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditors for its fiscal year ending April 30, 2006.

At the Annual Meeting, the following individuals were elected to the Board of Directors for a three-year term upon the following vote:

	Votes For	Votes Withheld
Timothy G. Bruer	181,625,196	1,706,735
Mary R. Henderson	181,464,531	1,867,400
Gerald E. Johnston	181,480,857	1,851,074

118,710,083 votes were cast in favor of the approval of the amendment and restatement of the Del Monte Foods Company 2002 Stock Incentive Plan and 22,821,440 votes were cast against such amendment and restatement. 704,892 votes abstained and there were 41,095,516 broker non-votes in connection with such matter.

181,984,757 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending April 30, 2006. 1,022,698 votes were cast against ratification and 324,476 votes abstained.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
10.1	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 15, 2005 and approved by the stockholders September 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 4, 2005 (the “October 2005 8-K”))**

10.2	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2005 8-K)**
10.3	Form of Del Monte Foods Company 2002 Stock Incentive Plan Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the October 2005 8-K)**

10.4	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the October 2005 8-K)**

10.5	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.5 to the October 2005 8-K)**

10.6	Annual Salary Adjustment for Certain Executive Officers as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on September 29, 2005 (incorporated by reference to Exhibit 10.6 to the October 2005 8-K)**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

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

Dated December 7, 2005