Form 10-Q
period 2006-01-29
DEL MONTE FOODS CO
filed 2006-03-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2006, there were 199,694,256 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 29, 2006	May 1, 2005
	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$94.6	$145.9
Trade accounts receivable, net of allowance	218.2	212.6
Inventories	1,024.6	825.1
Prepaid expenses and other current assets	113.0	134.8

TOTAL CURRENT ASSETS	1,450.4	1,318.4
Property, plant and equipment, net	777.3	807.9
Goodwill	771.1	769.1
Intangible assets, net	584.5	587.2
Other assets, net	47.3	48.0

TOTAL ASSETS	$3,630.6	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$462.8	$387.3
Short-term borrowings	1.8	1.0
Current portion of long-term debt	10.1	1.7

TOTAL CURRENT LIABILITIES	474.7	390.0
Long-term debt	1,294.9	1,304.4
Deferred tax liabilities	283.1	250.6
Other non-current liabilities	331.4	325.0

TOTAL LIABILITIES	2,384.1	2,270.0

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 211,669,030 issued and 199,671,958 outstanding at January 29, 2006 and 211,203,551 issued and outstanding at May 1, 2005)	$2.1	$2.1
Additional paid-in capital	972.9	961.6
Treasury stock, at cost	(126.5)	—
Accumulated other comprehensive loss	(8.8)	(5.9)
Retained earnings	406.8	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,246.5	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,630.6	$3,530.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
	(Unaudited)
Net sales	$878.5	$861.3	$2,431.9	$2,333.9
Cost of products sold	638.3	629.1	1,798.4	1,732.5

Gross profit	240.2	232.2	633.5	601.4
Selling, general and administrative expense	136.2	127.8	389.7	362.8

Operating income	104.0	104.4	243.8	238.6
Interest expense	22.7	25.9	66.8	76.4
Other expense (income)	(0.1)	0.1	1.0	2.6

Income from continuing operations before income taxes	81.4	78.4	176.0	159.6
Provision for income taxes	29.4	29.8	65.0	60.6

Income from continuing operations	52.0	48.6	111.0	99.0
Income (loss) from discontinued operations before income taxes	(0.2)	—	1.2	(0.7)
Provision (benefit) for income taxes	(0.1)	0.1	0.2	(0.3)

Income (loss) from discontinued operations	(0.1)	(0.1)	1.0	(0.4)

Net income	$51.9	$48.5	$112.0	$98.6

Earnings per common share
Basic:
Continuing Operations	$0.26	$0.23	$0.55	$0.47
Discontinued Operations	—	—	—	—

Total	$0.26	$0.23	$0.55	$0.47

Diluted:
Continuing Operations	$0.26	$0.23	$0.54	$0.47
Discontinued Operations	—	—	—	—

Total	$0.26	$0.23	$0.54	$0.47

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 29, 2006	January 30, 2005
		(Revised- See note 1)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$112.0	$98.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70.9	68.2
Deferred taxes	28.4	14.1
Stock compensation expense	6.7	6.0
Tax benefit from stock options exercised	1.6	—
Other non-cash items, net	(2.5)	5.0
Changes in operating assets and liabilities	(130.6)	(197.7)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	86.5	(5.8)

INVESTING ACTIVITIES:
Capital expenditures	(39.2)	(42.5)
Net proceeds from disposal of assets	26.1	8.5
Acquisition	—	(7.2)

NET CASH USED IN INVESTING ACTIVITIES	(13.1)	(41.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	171.2	373.6
Payments on short-term borrowings	(170.4)	(359.5)
Principal payments on long-term debt	(1.1)	(4.6)
Issuance of common stock	2.8	7.9
Purchase of treasury stock	(126.5)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(124.0)	17.4

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	(51.3)	(27.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145.9	36.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94.6	$8.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 29, 2006

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 29, 2006 and January 30, 2005 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 29, 2006 and January 30, 2005 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 29, 2006 and for the three and nine months ended January 29, 2006 and January 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 29, 2006 are not necessarily indicative of the results expected for the year ending April 30, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 1, 2005 (“2005 Annual Report”). All significant intercompany balances and transactions have been eliminated.

In the nine months ended January 29, 2006, the Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the statement of cash flows. In prior periods, cash flows from discontinued operations were reported on a combined basis as a single amount. Prior period amounts have been revised for comparative purposes to conform to current period presentation.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

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

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three and nine months ended January 29, 2006 and January 30, 2005 regarding net income and earnings per share as if the Company had accounted for all of its employee stock-based compensation under the fair value method of SFAS 123:

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Net income, as reported	$51.9	$48.5	$112.0	$98.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.7	1.6	4.3	3.7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	2.0	2.0	5.3	4.7

Pro forma net income	$51.6	$48.1	$111.0	$97.6

Earnings per share:
Basic—as reported	$0.26	$0.23	$0.55	$0.47
Basic—pro forma	$0.26	$0.23	$0.55	$0.46
Diluted—as reported	$0.26	$0.23	$0.54	$0.47
Diluted—pro forma	$0.26	$0.23	$0.54	$0.46

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2007 and expects that the implementation of SFAS 123R will result in a minor increase to the Company’s stock-based compensation expense in fiscal 2007.

Under the fair value method of accounting for stock-based compensation, the Company measures stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of the Company’s common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which the Company expects its employees to exercise their options. It is based on the Company’s historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in the Company’s stock price over the last several years. The Company had not historically paid a dividend; however, in the second quarter of fiscal 2006, the Company began using a dividend yield of 0.86% as it was deemed likely that a dividend would be paid within the seven-year expected life of the options.

Note 3. Discontinued Operations

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (the “2004 Asset Sale”). During a transition period after the sale, the Company manufactured certain products for the buyer. The Company also performed certain transition services for the buyer during agreed-upon post-closing periods. For all periods presented, the operating results and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations. During the period ended October 30, 2005, the Company completed the sale of the remaining assets then included in discontinued operations, primarily consisting of the Canadian production facility. The Company recognized a $0.5 loss on the sale of the assets, which was more than offset by a non-cash gain of $2.7 due to the reversal of the cumulative foreign currency translation adjustment relating to the Canadian production facility, resulting in a net gain of $2.2 on the sale. Total assets included in assets of discontinued operations were $2.2 as of May 1, 2005. The assets of discontinued operations consisted of property, plant and equipment.

Net sales from discontinued operations were $0.1 and $12.2 for the three and nine months ended January 29, 2006, respectively, and $7.9 and $21.0 for the three and nine months ended January 30, 2005, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 4. Inventories

The Company’s inventories consist of the following:

	January 29, 2006	May 1, 2005
Inventories:
Finished products	$862.5	$619.9
Raw materials and in-process material	58.2	62.5
Packaging material and other	90.0	106.1
LIFO Reserve	13.9	36.6

TOTAL INVENTORIES	$1,024.6	$825.1

Note 5. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties which are classified as assets held for sale. Assets held for sale totaled $8.7 and $33.8 as of January 29, 2006 and May 1, 2005, respectively. During the nine months ended January 29, 2006, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Basic earnings per common share:
Numerator:
Net income from continuing operations	$52.0	$48.6	$111.0	$99.0

Denominator:
Weighted average shares	199,719,243	210,956,990	202,345,229	210,329,324

Basic earnings per common share	$0.26	$0.23	$0.55	$0.47

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$52.0	$48.6	$111.0	$99.0

Denominator:
Weighted average shares	199,719,243	210,956,990	202,345,229	210,329,324
Effect of dilutive securities	2,198,268	1,751,254	2,214,901	1,825,872

Weighted average shares and equivalents	201,917,511	212,708,244	204,560,130	212,155,196

Diluted earnings per common share	$0.26	$0.23	$0.54	$0.47

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 8,397,714 and 8,613,733 were not included in the computation of diluted earnings per share for the three and nine months ended January 29, 2006, respectively, because their inclusion would be antidilutive. Options outstanding in the amounts of 7,737,693 and 7,700,205 were not included in the computation of diluted earnings per share for the three and nine months ended January 30, 2005, respectively, because their inclusion would be antidilutive.

Note 7. Debt

The Company’s debt consists of the following, as of the dates indicated:

	January 29, 2006	May 1, 2005
Short-term borrowings:
Revolver	$—	$—
Other	1.8	1.0

	$1.8	$1.0

Long-term debt:
Term A Loan	$450.0	$450.0
Term B Loan	148.9	150.0

Total Term Loans	$598.9	$600.0

9 1/4% senior subordinated notes	$2.6	$2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0
Other	3.5	3.5

	1,305.0	1,306.1
Less current portion	10.1	1.7

	$1,294.9	$1,304.4

The Company borrowed $29.3 from the $350.0 six-year floating rate revolving credit facility (the “Revolver”) during the three months ended January 29, 2006. A total of $66.3 was repaid during the three months ended January 29, 2006. During the nine months ended January 29, 2006, the Company borrowed $170.4 and repaid $170.4. As of January 29, 2006, the net availability under the Revolver, reflecting $54.4 of outstanding letters of credit, was $295.6.

The Company is scheduled to repay $0.6 of its long-term debt during the remainder of fiscal 2006. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2007	$13.0
2008	24.2
2009	35.4
2010	46.7
2011	341.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

Agreements relating to the Company’s long-term debt, including the credit agreement governing the credit facility (which governs the term loans and the Revolver) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries to, among other things, incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. The Company’s credit agreement governing the credit facility also requires compliance with certain financial tests, including a minimum fixed charge coverage ratio and a maximum total debt ratio. The maximum total debt ratio becomes more restrictive over time. As of January 29, 2006, the Company believes that it is in compliance with all such financial covenants.

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

The following table reconciles the beginning and ending accrued Merger-related termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—May 1, 2005	$1.7	$0.2	$1.5	$3.4
Amounts utilized	(0.7)	(0.1)	(0.3)	(1.1)

Accrued termination and severance costs—July 31, 2005	1.0	0.1	1.2	2.3

Amounts utilized	(0.5)	(0.1)	(0.3)	(0.9)

Accrued termination and severance costs—October 30, 2005	0.5	—	0.9	1.4

Amounts utilized	(0.4)	—	(0.2)	(0.6)

Accrued termination and severance costs—January 29, 2006	$0.1	$—	$0.7	$0.8

(a)	Corporate represents expenses not directly attributable to reportable segments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Net income	$51.9	$48.5	$112.0	$98.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	—	(1.9)	1.9
Income (loss) on cash flow hedging instruments, net of tax	—	1.6	(1.0)	(0.5)

Total other comprehensive income (loss)	0.1	1.6	(2.9)	1.4

Comprehensive income	$52.0	$50.1	$109.1	$100.0

Note 10. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$2.2	$1.2	$1.5	$10.2	$5.9	$3.6	$4.4
Interest cost on projected benefit obligation	5.7	5.7	1.8	2.3	17.1	17.1	5.6	7.0
Expected return on plan assets	(6.0)	(6.3)	—	—	(18.0)	(18.8)	—	—
Amortization of prior service cost	0.6	0.3	(2.1)	(1.5)	1.8	0.9	(5.9)	(4.5)
Actuarial loss	0.2	—	—	0.3	0.6	—	—	0.8

Total benefit cost	$3.9	$1.9	$0.9	$2.6	$11.7	$5.1	$3.3	$7.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

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

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below. Trial began on October 18, 2005. Testimony concluded on December 16, 2005. Closing arguments are scheduled for March 17, 2006. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputes the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above. Trial began on October 18, 2005. Testimony concluded on December 16, 2005. Closing arguments are scheduled for March 17, 2006. The Company believes it has accrued adequate reserves to cover any material liability in this matter.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. Counter-claims against the Company by third parties in the amount of $1.4 remained after the settlement with PPI Enterprises. The court granted the Company’s motion for summary judgment against these third parties on November 28, 2005. The third parties have appealed that decision. The Company believes it has accrued adequate reserves to cover any material liability that may result from these counterclaims.

The Company was a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that the Company infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of the Company’s total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6. On May 19, 2005, the Company filed a notice of appeal. On September 2, 2005, the Company resolved remaining disputes with Mars. The Company withdrew its appeal on September 6, 2005. As of October 30, 2005, the Company had paid all amounts due in accordance with the final judgment.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Net Sales:
Consumer Products	$651.2	$638.3	$1,801.4	$1,714.4
Pet Products	227.3	223.0	630.5	619.5

Total Company	$878.5	$861.3	$2,431.9	$2,333.9

Operating Income:
Consumer Products	$70.2	$74.2	$176.8	$183.3
Pet Products	46.3	37.8	103.1	86.1
Corporate (a)	(12.5)	(7.6)	(36.1)	(30.8)

Total Company	$104.0	$104.4	$243.8	$238.6

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of January 29, 2006, the Company’s goodwill was comprised of $215.3 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment. As of May 1, 2005, the Company’s goodwill was comprised of $213.4 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. Goodwill increased by $1.9 during the nine months ended January 29, 2006, as a result of foreign currency exchange fluctuations and other changes.

Note 13. Dividends Declared

On December 16, 2005, the Company announced the declaration of a cash dividend of $0.04 per share of Company common stock, payable on February 2, 2006 to stockholders of record as of the close of business, Eastern Standard Time, on January 19, 2006. The Company paid dividends of approximately $8.0 on February, 2, 2006.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 14. Share Repurchase

On June 29, 2005, the Company purchased 11,996,161 shares of the Company’s common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (the “June 29, 2005 ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the June 29, 2005 ASB, Goldman Sachs was expected to purchase an equivalent amount of shares in the open-market over time. At the end of the program, the Company was to pay a price adjustment based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased by the Company in connection with the June 29, 2005 ASB were subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment could have been settled, at the Company’s option, in cash or in shares of its common stock.

As described in Note 13 above, in December 2005, the Company declared a cash dividend of $0.04 per share on the Company’s common stock. Pursuant to the June 29, 2005 ASB with Goldman Sachs, the declaration of such dividend constituted an Extraordinary Dividend (as defined in the June 29, 2005 ASB) and provided Goldman Sachs with the right to terminate the June 29, 2005 ASB. On December 19, 2005, Goldman Sachs notified the Company of its intent to terminate the June 29, 2005 ASB effective as of the close of business on such date. The termination did not affect the retirement of the shares previously repurchased by the Company but, as described below, affected the timing and amount of payments between the parties with respect to the June 29, 2005 ASB.

Simultaneously with the termination of the June 29, 2005 ASB, on December 19, 2005, the Company entered into a new collared accelerated share repurchase arrangement (the “December 19, 2005 ASB”) with Goldman Sachs based on 8,010,046 shares to complete the balance of the June 29, 2005 ASB. As a result, the new arrangement required the Company and Goldman Sachs to settle the price adjustment with respect to the 3,986,115 shares already purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between July 22, 2005 and December 19, 2005. The aggregate amount required to be paid by the Company to Goldman Sachs under the June 29, 2005 ASB, which included the amount of the price adjustment for the 3,986,115 shares purchased by Goldman Sachs, was approximately $1.1 and was paid in cash on December 22, 2005.

The December 19, 2005 ASB contains terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both the Company and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments is the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar, over a period that is expected to extend to late October 2006. Any payments that the Company may make under the December 19, 2005 ASB can be settled, at the Company’s option, in cash or in shares of its common stock. Pursuant to the agreements governing the December 19, 2005 ASB, the Company must have 25,000,000 shares available for issuance during the term of the program.

Note 15. Subsequent Events

On March 1, 2006, DMC entered into an Asset Purchase Agreement with TreeHouse Foods, Inc. (“TreeHouse”). Pursuant to the Asset Purchase Agreement, DMC agreed to sell to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that are primarily related

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

to DMC’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse will assume certain liabilities to the extent related to the Businesses and will pay a purchase price in cash of $277.5, subject to post-closing adjustment based on a determination of working capital at closing. The divestiture of the Businesses, which is subject to anti-trust and third-party approvals and other customary closing conditions, is expected to be completed by the end of fiscal 2006.

The following table sets forth the major categories of assets and liabilities of the Businesses as of January 29, 2006:

Assets:
Inventories, net	$77.8
Lease receivable	11.4
Property, plant, and equipment, net	153.0
Goodwill	13.5

Liabilities:
Long-term debt	3.4
Deferred Income	3.0
Other postretirement benefits liability	30.0

Also on March 1, 2006, DMC entered into an agreement to acquire privately held Meow Mix Holdings, Inc. (“Meow Mix”) for approximately $705. Meow Mix is the maker of Meow Mix brand cat food and Alley Cat brand dry cat food. DMC expects to fund the Meow Mix acquisition with proceeds from the divestiture of the Businesses, as well as with cash from operations and additional debt. The Company expects the acquisition of Meow Mix to close in the first quarter of fiscal 2007, subject to the satisfaction of regulatory approvals and customary closing conditions. The financial results of Meow Mix are expected to be reported within the Pet Products reportable segment.

Note 16. Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In February 2005, DMC issued $250.0 of 6 3/4% senior subordinated notes due 2015 (the “Notes”), which are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by certain direct and indirect U.S. subsidiaries of DMC, as set forth in the indenture governing the Notes. The issuer and the subsidiary guarantors are 100% owned, directly or indirectly, by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to Del Monte, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of January 29, 2006 and May 1, 2005; Condensed Consolidating Statements of Income for the three and nine months ended January 29, 2006 and January 30, 2005 and the Condensed Consolidating Statements of Cash Flows for the nine months ended January 29, 2006 and January 30, 2005 of Del Monte Foods Company (“Parent Company”), Del Monte Corporation (“Issuer”), the guarantor subsidiaries (“Subsidiary Guarantors”) and the subsidiaries that are not guarantors (“Subsidiary Non-guarantors”):

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 29, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$90.9	$—	$3.7	$—	$94.6
Trade accounts receivable, net of allowance	—	210.9	0.5	6.8	—	218.2
Inventories	—	960.1	31.0	33.5	—	1,024.6
Prepaid expenses and other current assets	8.0	136.0	74.3	—	(105.3)	113.0

TOTAL CURRENT ASSETS	8.0	1,397.9	105.8	44.0	(105.3)	1,450.4

Property, plant and equipment, net	—	698.9	59.8	18.6	—	777.3
Goodwill	—	771.1	—	—	—	771.1
Intangible assets, net	—	584.5	—	—	—	584.5
Other assets, net	1,246.7	225.4	—	0.4	(1,425.2)	47.3

TOTAL ASSETS	$1,254.7	$3,677.8	$165.6	$63.0	$(1,530.5)	$3,630.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.2	$512.8	$31.8	$15.3	$(105.3)	$462.8
Short-term borrowings	—	—	—	1.8	—	1.8
Current portion of long-term debt	—	10.1	—	—	—	10.1

TOTAL CURRENT LIABILITIES	8.2	522.9	31.8	17.1	(105.3)	474.7

Long-term debt	—	1,294.9	—	—	—	1,294.9
Deferred tax liabilities	—	301.1	1.5	0.5	(20.0)	283.1
Other non-current liabilities	—	330.5	—	0.9	—	331.4

TOTAL LIABILITIES	8.2	2,449.4	33.3	18.5	(125.3)	2,384.1

Stockholders’ equity:
Common stock	2.1	—	0.1	31.1	(31.2)	2.1
Additional paid-in capital	972.9	947.2	12.2	0.1	(959.5)	972.9
Treasury Stock, at cost	(126.5)	—	—	—	—	(126.5)
Accumulated other comprehensive loss	(8.8)	(8.8)	—	(2.2)	11.0	(8.8)
Retained earnings	406.8	290.0	120.0	15.5	(425.5)	406.8

TOTAL STOCKHOLDERS’ EQUITY	1,246.5	1,228.4	132.3	44.5	(1,405.2)	1,246.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,254.7	$3,677.8	$165.6	$63.0	$(1,530.5)	$3,630.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JANUARY 29, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$853.9	$60.4	$62.7	$(98.5)	$878.5
Cost of products sold	—	626.1	55.9	54.8	(98.5)	638.3

Gross profit	—	227.8	4.5	7.9	—	240.2
Selling, general and administrative expense	0.2	132.1	—	3.9	—	136.2

OPERATING INCOME (LOSS)	(0.2)	95.7	4.5	4.0	—	104.0
Interest expense	—	22.4	—	0.3	—	22.7
Other expense (income)	—	(0.9)	—	0.8	—	(0.1)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.2)	74.2	4.5	2.9	—	81.4

Provision for income taxes	—	27.3	0.6	1.5	—	29.4
Equity in undistributed earnings of subsidiaries	52.1	5.2	—	—	(57.3)	—

Income from continuing operations	51.9	52.1	3.9	1.4	(57.3)	52.0
Discontinued operations (net of tax)	—	—	—	(0.1)	—	(0.1)

NET INCOME	$51.9	$52.1	$3.9	$1.3	$(57.3)	$51.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JANUARY 30, 2005

	Parent	Subsidiary	Subsidiary	Subsidiary	Consolidating	Consolidated
	Company	Issuer	Guarantors	Non-guarantors	Entries	Total
Net sales	$—	$843.8	$81.3	$56.1	$(119.9)	$861.3
Cost of products sold	—	627.2	70.7	51.1	(119.9)	629.1

Gross profit	—	216.6	10.6	5.0	—	232.2
Selling, general and administrative expense	0.2	124.4	—	3.2	—	127.8

OPERATING INCOME (LOSS)	(0.2)	92.2	10.6	1.8	—	104.4
Interest expense	—	23.7	2.1	0.1	—	25.9
Other expense (income)	—	0.8	—	(0.7)	—	0.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.2)	67.7	8.5	2.4	—	78.4

Provision for income taxes	—	26.6	1.8	1.4	—	29.8
Equity in undistributed earnings of subsidiaries	48.7	7.4	—	—	(56.1)	—

Income from continuing operations	48.5	48.5	6.7	1.0	(56.1)	48.6
Discontinued operations (net of tax)	—	0.2	—	(0.3)	—	(0.1)

NET INCOME	$48.5	$48.7	$6.7	$0.7	$(56.1)	$48.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED JANUARY 29, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,396.2	$212.9	$137.4	$(314.6)	$2,431.9
Cost of products sold	—	1,799.9	194.3	118.8	(314.6)	1,798.4

Gross profit	—	596.3	18.6	18.6	—	633.5
Selling, general and administrative expense	0.6	379.5	—	9.6	—	389.7

OPERATING INCOME (LOSS)	(0.6)	216.8	18.6	9.0	—	243.8
Interest expense	—	66.5	—	0.3	—	66.8
Other expense (income)	—	(1.2)	—	2.2	—	1.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.6)	151.5	18.6	6.5	—	176.0

Provision (benefit) for income taxes	(0.1)	60.0	3.5	1.6	—	65.0
Equity in undistributed earnings of subsidiaries	112.5	21.0	—	—	(133.5)	—

Income from continuing operations	112.0	112.5	15.1	4.9	(133.5)	111.0
Discontinued operations (net of tax)	—	—	—	1.0	—	1.0

NET INCOME	$112.0	$112.5	$15.1	$5.9	$(133.5)	$112.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED JANUARY 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,300.1	$221.3	$124.3	$(311.8)	$2,333.9
Cost of products sold	—	1,726.9	203.0	114.4	(311.8)	1,732.5

Gross profit	—	573.2	18.3	9.9	—	601.4
Selling, general and administrative expense	0.6	353.5	—	8.7	—	362.8

OPERATING INCOME (LOSS)	(0.6)	219.7	18.3	1.2	—	238.6
Interest expense	—	76.2	—	0.2	—	76.4
Other expense (income)	—	2.8	—	(0.2)	—	2.6

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.6)	140.7	18.3	1.2	—	159.6

Provision (benefit) for income taxes	(0.1)	54.6	3.3	2.8	—	60.6
Equity in undistributed earnings of subsidiaries	99.1	13.0	—	—	(112.1)	—

Income (loss) from continuing operations	98.6	99.1	15.0	(1.6)	(112.1)	99.0
Discontinued operations (net of tax)	—	—	—	(0.4)	—	(0.4)

NET INCOME (LOSS)	$98.6	$99.1	$15.0	$(2.0)	$(112.1)	$98.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 29, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$77.1	$3.1	$6.3	$—	$86.5

INVESTING ACTIVITIES:
Capital expenditures	—	(31.8)	(3.1)	(4.3)	—	(39.2)
Net proceeds from disposal of assets	—	26.1	—	—	—	26.1
Dividends received	126.5	—	—	—	(126.5)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	126.5	(5.7)	(3.1)	(4.3)	(126.5)	(13.1)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	170.3	—	0.9	—	171.2
Payments on short-term borrowings	—	(170.4)	—	—	—	(170.4)
Principal payments on long-term debt	—	(1.1)	—	—	—	(1.1)
Issuance of common stock	2.8	—	—	—	—	2.8
Capital contribution	(2.8)	2.8	—	—	—	—
Purchase of treasury stock	(126.5)	—	—	—	—	(126.5)
Dividends paid	—	(126.5)	—	—	126.5	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(126.5)	(124.9)	—	0.9	126.5	(124.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(53.5)	—	2.2	—	(51.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	144.4	—	1.5	—	145.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$90.9	$—	$3.7	$—	$94.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three and nine months ended January 29, 2006

(In millions, except share and per share data)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 30, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(14.9)	$3.3	$5.8	$—	(5.8)

INVESTING ACTIVITIES:
Capital expenditures	—	(38.8)	(3.3)	(0.4)	—	(42.5)
Net proceeds from disposal of assets	—	8.5	—	—	—	8.5
Acquisition	—	—	—	(7.2)	—	(7.2)

NET CASH USED IN INVESTING ACTIVITIES	—	(30.3)	(3.3)	(7.6)	—	(41.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	372.8	—	0.8	—	373.6
Payments on short-term borrowings	—	(359.5)	—	—	—	(359.5)
Principal payments on long-term debt	—	(4.6)	—	—	—	(4.6)
Issuance of common stock	7.9	—	—	—	—	7.9
Capital contribution	(7.9)	7.9	—	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	16.6	—	0.8	—	17.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(28.6)	—	0.9	—	(27.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	34.0	—	2.3	—	36.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.4	$—	$3.2	$—	$8.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 29, 2006	January 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$878.5	$861.3	$17.2	2.0%	(1.5)%	3.5%
Cost of Products Sold	638.3	629.1	9.2	1.5%	(2.0)%	3.5%

Gross Profit	240.2	232.2	8.0	3.4%
Selling, General and Administrative Expense	136.2	127.8	8.4	6.6%

Operating Income	$104.0	$104.4	$(0.4)	(0.4)%

Gross Margin	27.3%	27.0%
Selling, General and Administrative Expense as a % of net sales	15.5%	14.8%

	Nine Months Ended
	January 29, 2006	January 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$2,431.9	$2,333.9	$98.0	4.2%	(0.3)%	4.5%
Cost of Products Sold	1,798.4	1,732.5	65.9	3.8%	(0.0)%	3.8%

Gross Profit	633.5	601.4	32.1	5.3%
Selling, General and Administrative Expense	389.7	362.8	26.9	7.4%

Operating Income	$243.8	$238.6	$5.2	2.2%

Gross Margin	26.0%	25.8%
Selling, General and Administrative Expense as a % of net sales	16.0%	15.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $878.5 million, which represent growth of 2.0% over the third quarter of fiscal 2005. Our pricing actions, which were taken in prior periods, continued to positively drive our sales growth, and volume growth from new products also contributed favorably. Volume loss associated with price increases partially offset the growth in net sales. Our third quarter operating income was $104.0 million, which represented a decrease of $0.4 million or 0.4% from the third quarter of fiscal 2005.

During the third quarter of fiscal 2006, as in the first and second quarters of fiscal 2006, we continued to see inflationary cost escalation, which impacted our results of operations. These cost increases were reflective of the higher oil and natural gas prices which have a pervasive impact on our costs, including transportation, packaging and raw product. Pricing actions, combined with our cost saving efforts, covered the majority of the inflationary and other cost increases. There was no integration expense for the three months ended January 29, 2006, compared to integration expense of $3.2 million for the three months ended January 30, 2005.

We incurred $22.7 million in interest expense in the third quarter of fiscal 2006 as compared to $25.9 million in the third quarter of fiscal 2005 driven by lower average debt levels as well as reduced interest rates resulting from the refinancing completed in the fourth quarter of fiscal 2005.

For the remainder of fiscal 2006, we expect that energy, logistics, and other transportation-related costs, as well as steel, packaging, and fish costs, will continue to be higher than the prior year, driven by higher energy-affected cost inputs and higher transportation-related costs.

In June 2005, we announced our long-term strategy, or Strategic Plan, to fulfill our mission to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market. In line with our Strategic Plan, on March 1, 2006, DMC entered into an agreement with TreeHouse Foods, Inc. (“Treehouse”) to sell certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that are primarily related to DMC’s private label soup business, infant feeding business (conducted under the brand name Nature’s Goodness), and the food service soup business (collectively, the “Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse will assume certain liabilities to the extent related to the Businesses and will pay a purchase price of $277.5 million in cash, subject to post-closing adjustment based on a determination of working capital at closing. The divestiture of the Businesses, which is subject to anti-trust and third-party approvals and other customary closing conditions, is expected to be completed by the end of fiscal 2006 and, we believe, will enable us to focus our innovation initiatives and financial resources against faster-growing, margin-enhancing branded businesses that share a common go-to-market platform.

Also on March 1, 2006, DMC entered into an agreement to acquire privately held Meow Mix Holdings, Inc. (“Meow Mix”) for approximately $705 million. Meow Mix is the maker of Meow Mix brand cat food and Alley Cat brand dry cat food. DMC expects to fund the Meow Mix acquisition with proceeds from the divestiture of the Businesses, as well as with cash from operations and additional debt. The Company expects the acquisition of Meow Mix to close in the first quarter of fiscal 2007, subject to the satisfaction of regulatory approvals and customary closing conditions. The financial results of Meow Mix are expected to be reported within the Pet Products reportable segment. We believe this acquisition will improve the competitive position of our pet products portfolio and enhance our overall gross margins and sales growth potential.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during the three months ended January 29, 2006 and January 30, 2005 resulted in net reductions to the trade promotion liability and increases in net sales of approximately $4.3 million and $5.8 million, respectively, which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotion liability and increases in net sales of approximately $4.0 million and $4.3 million for the nine months ended January 29, 2006 and January 30, 2005 respectively, which related to prior year activity.

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

Our Assumptions. We utilize independent third-party actuaries to calculate the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

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

During the three and nine months ended January 29, 2006, we recognized DB plans benefits expense of $3.9 million and $11.7 million, respectively, and other benefits expense of $0.9 million and $3.3 million, respectively. Our remaining fiscal 2006 DB plans benefits expense is currently estimated to be approximately $3.8 million and other benefits expense is estimated to be approximately $0.9 million. These estimates incorporate our 2005 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans as described above. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and nine months ended January 29, 2006 and January 30, 2005. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

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

Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over the last several years. We had not historically paid a dividend, however, in the second quarter of fiscal 2006, we began using a dividend yield of 0.86% as it was deemed likely that a dividend would be paid within the seven-year expected life of the options.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the nine months ended January 29, 2006, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 29, 2006, compared to the results for the three and nine months ended January 30, 2005.

	Three Months Ended
	January 29, 2006	January 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$651.2	$638.3	$12.9	2.0%	(2.4)%	4.4%
Pet Products	227.3	223.0	4.3	1.9%	1.1%	0.8%

Total	$878.5	$861.3	$17.2	2.0%

	Nine Months Ended
	January 29, 2006	January 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$1,801.4	$1,714.4	$87.0	5.1%	(0.4)%	5.4%
Pet Products	630.5	619.5	11.0	1.8%	0.1%	1.7%

Total	$2,431.9	$2,333.9	$98.0	4.2%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales. Net sales for the three months ended January 29, 2006 were $878.5 million, an increase of $17.2 million, or 2.0%, compared to $861.3 million for the three months ended January 30, 2005. Net sales for the nine months ended January 29, 2006 were $2,431.9 million, an increase of $98.0 million, or 4.2%, compared to $2,333.9 million for the nine months ended January 30, 2005.

Net sales in our Consumer Products reportable segment were $651.2 million for the three months ended January 29, 2006, an increase of 2.0% compared to the three months ended January 30, 2005. Increased pricing drove 4.4% net sales growth during the quarter, with pricing gains reflected throughout the reportable segment. These pricing gains were partially offset by volume declines, primarily from price elasticity (the volume decline associated with price increases). The Del Monte Brands operating segment had sales of $455.4 million for the quarter, an increase of $6.4 million, or 1.4%, compared to the same period a year ago. We benefited from price increases and increased volume in new products, partially offset by the effect of price elasticity. The StarKist Seafood operating segment had sales of $126.6 million for the quarter, a decrease of $0.1 million, or 0.1%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to expected sales volume decreases of chunk light and albacore halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products. This decrease was partially offset by increases due to pricing and increased sales volume of pouch products. The Private Label Soup operating segment had sales of $69.2 million for the quarter, an increase of $6.6 million, or 10.5%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from new distribution, effective merchandising programs and reduced competitive activity.

Net sales in our Consumer Products reportable segment were $1,801.4 million for the nine months ended January 29, 2006, an increase of 5.1% compared to the nine months ended January 30, 2005. Increased pricing drove 5.4% net sales growth during the nine month period, with pricing gains reflected throughout the reportable segment. These pricing gains were partially offset by volume declines, primarily from price elasticity. The Del Monte Brands operating segment had sales of $1,217.4 million for the nine-month period, an increase of $53.9 million, or 4.6%, compared to the same period a year ago. We benefited primarily from price increases and new product volume, partially offset by the effect of price elasticity. The StarKist Seafood operating segment had sales of $407.2 million for the nine-month period, an increase of $10.7 million, or 2.7%, compared to the same period a year ago. This increase was due to pricing actions and increased sales volume of pouch products. The impact of such increases was partially offset by expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products. The Private Label Soup operating segment had sales of $176.8 million for the nine-month period, an increase of $22.4 million, or 14.5%, compared to the same period a year ago. Soup sales were higher primarily due to increased volume resulting from new distribution, effective merchandising programs and reduced competitive activity.

Net sales in our Pet Products reportable segment were $227.3 million for the three months ended January 29, 2006, an increase of 1.9% compared to $223.0 million for the three months ended January 30, 2005. The increase was primarily driven by new products in dry dog and pet snacks, partially offset by lower wet pet food sales. The decline in volume for pet food primarily resulted from a significant amount of marketing and media investment in the third quarter of fiscal 2005 related to 9Lives that did not recur in the third quarter of fiscal 2006.

For the nine months ended January 29, 2006, net sales in our Pet Products reportable segment were $630.5 million, an increase of 1.8% compared to $619.5 million for the nine months ended January 30, 2005. Increased net pricing generated 1.7% sales growth.

Cost of products sold. Cost of products sold for the three months ended January 29, 2006 was $638.3 million, an increase of $9.2 million, or 1.5%, compared to $629.1 million for the three months ended January 30, 2005. The cost of products sold for the nine months ended January 29, 2006 was $1,798.4 million, an increase of $65.9 million, or 3.8%, compared to $1,732.5 million for the nine months ended January 30, 2005. These increases were due to cost increases and increased sales volume. Our cost increases were primarily due to higher energy, logistics and other transportation-related costs, as well as higher steel and other packaging and fish costs, partially offset by lower commodity, ingredient and integration costs.

Gross margin. Our gross margin percentage for the three months ended January 29, 2006 increased 0.3 points to 27.3%, compared to 27.0% for the three months ended January 30, 2005. Net pricing benefited gross margin by 2.4 margin points and product mix benefited gross margin by 0.4 points. This benefit was partially offset by a 2.5 margin point reduction related to higher manufacturing and energy costs, logistics and other transportation-related costs, steel and other packaging costs, and fish costs. Energy, logistics and other transportation-related costs were impacted by higher oil and natural gas prices than in the prior year.

For the nine months ended January 29, 2006, our gross margin percentage increased by 0.2 margin points, to 26.0% from 25.8% for the nine months ended January 30, 2005. Net pricing benefited gross margin by 3.2 margin points. This benefit was partially offset by a 2.7 margin point reduction related to higher energy, logistics and other transportation-related costs, as well as higher steel and fish costs and a 0.3 margin point reduction related to product mix.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 29, 2006 was $136.2 million, an increase of $8.4 million, or 6.6%, compared to SG&A of $127.8 million for the three months ended January 30, 2005. Our increase in SG&A expense was primarily driven by a $14.8 million increase in customer delivery costs driven by higher energy costs and carrier capacity (in part due to failure to receive expected contracted transportation rates), $3.9 million associated with incentive compensation which had been eliminated in fiscal 2005, partially offset by lower marketing and integration costs. For the nine months ended January 29, 2006 selling, general and administrative expense was $389.7 million, an increase of $26.9 million, or 7.4%, compared to SG&A of $362.8 million for the nine months ended January 30, 2005. The increase was primarily driven by $34.0 million of higher customer delivery costs and an increase of $13.0 million in incentive compensation costs, partially offset by a decrease in integration and marketing expenses.

	Three Months Ended
	January 29, 2006	January 30, 2005	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$70.2	$74.2	$(4.0)	(5.4)%
Pet Products	46.3	37.8	8.5	22.5%
Corporate (a)	(12.5)	(7.6)	(4.9)	64.5%

Total	$104.0	$104.4	$(0.4)	(0.4)%

	Nine Months Ended
	January 29, 2006	January 30, 2005	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$176.8	$183.3	$(6.5)	(3.5)%
Pet Products	103.1	86.1	17.0	19.7%
Corporate (a)	(36.1)	(30.8)	(5.3)	17.2%

Total	$243.8	$238.6	$5.2	2.2%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income. Operating income for the three months ended January 29, 2006 was $104.0 million, a decrease of $0.4 million, or 0.4%, compared to operating income of $104.4 million for the three months ended January 30, 2005. For the nine months ended January 29, 2006, operating income was $243.8 million, an increase of $5.2 million, or 2.2%, compared to operating income of $238.6 million for the nine months ended January 30, 2005.

Our Consumer Products reportable segment operating income decreased by $4.0 million, or 5.4%, to $70.2 million for the three months ended January 29, 2006 from $74.2 million for the three months ended January 30, 2005. For the nine months ended January 29, 2006, our Consumer Products reportable segment operating income decreased by $6.5 million, or 3.5%, to $176.8 million from $183.3 million for the nine months ended January 30, 2005. The impact of the increase in sales and the decrease in integration costs during the three and nine-month periods was more than offset in each period by higher inflationary costs related to energy, logistics and other transportation-related costs, as well as steel and other packaging and fish costs. Integration costs were $0 and $9.1 million in the nine months ended January 29, 2006 and January 30, 2005, respectively.

Our Pet Products reportable segment operating income increased by $8.5 million, or 22.5%, to $46.3 million for the three months ended January 29, 2006 from $37.8 million for the three months ended January 30, 2005. This increase was driven primarily by the absence of certain litigation expenses and decreased marketing expense in fiscal 2006, partially offset by inflationary cost increases in energy, logistics and other transportation-related costs. For the nine months ended January 29, 2006, our Pet Products reportable segment operating income increased by $17.0 million, or 19.7%, to $103.1 million, from $86.1 million for the nine months ended January 30, 2005. This increase was driven primarily by increased net pricing and decreased marketing expense, partially offset by inflationary cost increases in steel and energy, logistics and other transportation-related costs. In addition, operating income benefited from a $2.3 million decrease in integration costs in the nine months ended January 29, 2006 as compared to the prior year period.

Our corporate expenses increased by $4.9 million during the three months ended January 29, 2006 compared to the prior year period. This increase resulted primarily from an increase in incentive compensation costs. The $5.3 million increase in our corporate expenses for the nine months ended January 29, 2006 compared to January 30, 2005 was primarily due to increased incentive compensation costs, partially offset by the $4.6 million decrease in integration expense.

Overall, operating income included no integration expense for the three months ended January 29, 2006 and $3.2 million of integration expense for the three months ended January 30, 2005. There was no integration expense for the nine months ended January 29, 2006, and $16.0 million for the nine months ended January 30, 2005.

Interest expense. Interest expense for the three and nine month periods ended January 29, 2006 was $22.7 million and $66.8 million respectively, reflecting decreases of $3.2 million and $9.6 million compared to interest expense of $25.9 million and $76.4 million for the three and nine months ended January 30, 2005. These reductions were driven by lower average debt levels as well as reduced interest rates resulting from the refinancing that occurred in the fourth quarter of fiscal 2005.

Provision for Income Taxes. The effective tax rate for the three months ended January 29, 2006 was 36.1% compared to 38.0% for the three months ended January 30, 2005. For the nine months ended January 29, 2006 the effective tax rate was 36.9%, a decrease of 1.1% from 38.0% for the nine months ended January 30, 2005. The effective tax rate for the three and nine month periods ending January 29, 2006 was lower than in the corresponding periods in fiscal 2005 primarily due to a change in estimate of tax credits realized in connection with the preparation and filing of the fiscal 2005 tax returns in the third quarter of fiscal 2006.

Liquidity and Capital Resources

We have cash requirements that vary significantly based primarily on the timing of our inventory production for fruit, vegetable and tomato products. Typically inventory production relating to these products peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, term loans, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends, and other general business purposes. Additionally during the first quarter of fiscal 2006, we used cash to purchase shares of our common stock as described below. Our primary sources of cash are funds we receive as payment for the products we produce and sell and from our revolving credit facility.

On June 29, 2005, we purchased 11,996,161 shares of our common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (the “June 29, 2005

ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125 million or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the June 29, 2005 ASB, Goldman Sachs was expected to purchase an equivalent amount of shares in the open-market over time. At the end of the program, we were to pay a price adjustment generally based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased by us in connection with the June 29, 2005 ASB were subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment could have been settled, at our option, in cash or in shares of our common stock.

On December 16, 2005, we announced the declaration of a cash dividend of $0.04 per share of our common stock, payable on February 2, 2006 to stockholders of record as of the close of business, Eastern Standard Time, on January 19, 2006. We paid dividends of approximately $8.0 million on February 2, 2006.

As described above, in December 2005, we declared a cash dividend of $0.04 per share of our common stock. Pursuant to the June 29, 2005 ASB with Goldman Sachs, the declaration of such dividend constituted an Extraordinary Dividend (as defined in the June 29, 2005 ASB) and provided Goldman Sachs with the right to terminate the June 29, 2005 ASB. On December 19, 2005, Goldman Sachs notified us of its intent to terminate the June 29, 2005 ASB effective as of the close of business on such date. The termination did not affect the retirement of the shares previously repurchased by us but, as described below, affected the timing and amount of payments between the parties with respect to the June 29, 2005 ASB.

Simultaneously with the termination of the June 29, 2005 ASB, on December 19, 2005, we entered into a new collared accelerated share repurchase arrangement (the “December 19, 2005 ASB”) with Goldman Sachs based on 8,010,046 shares to complete the balance of the June 29, 2005 ASB. As a result, the new arrangement required us and Goldman Sachs to settle the price adjustment with respect to the 3,986,115 shares already purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between July 22, 2005 and December 19, 2005. The aggregate amount required to be paid by us to Goldman Sachs under the June 29, 2005 ASB, which included the amount of the price adjustment for the 3,986,115 shares purchased by Goldman Sachs, was approximately $1.1 million and was paid in cash on December 22, 2005.

The December 19, 2005 ASB contains terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both us and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments is the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar, over a period that is expected to extend to late October 2006. Any payments that we may make under the December 19, 2005 ASB can be settled, at our option, in cash or in shares of our common stock.

On March 1, 2006, DMC entered into an agreement to sell its private label soup and infant feeding businesses to TreeHouse for $277.5 million, subject to post-closing adjustment based on a determination of working capital at closing. On March 1, 2006, DMC also entered into an agreement to purchase privately held Meow Mix for approximately $705 million (the “Meow Mix Acquisition”). In order to fund the Meow Mix Acquisition, we have received financing commitments from a group of lenders for senior debt financing in an amount in excess of the purchase price (the “Financing Commitments”). The Financing Commitments are subject to customary closing conditions, including satisfaction of the conditions to the Meow Mix Acquisition. We expect to fund the Meow Mix Acquisition with a net increase of approximately $300 million in debt incurred pursuant to the Financing Commitments or from other sources as well as with the net proceeds (after certain senior credit facility prepayments) from the planned divestiture of the private label soup and infant feeding businesses and cash from operations. The timing of these transactions may be affected by a variety of factors. See “Factors That May Affect Our Future Results” below.

We believe that cash provided by operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months.

Restrictive and Financial Covenants

Our senior credit facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our senior credit facility also contains financial covenants. We believe that we are currently in compliance with all of our restrictive and financial covenants and that we were in compliance therewith as of January 29, 2006. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or any of the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Cash Flows

During the nine months ended January 29, 2006, our cash and cash equivalents decreased by $51.3 million.

	Nine Months Ended
	January 29, 2006	January 30, 2005
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$86.5	$(5.8)
Net Cash Used in Investing Activities	(13.1)	(41.2)
Net Cash Provided by (Used in) Financing Activities	(124.0)	17.4

Operating Activities. Cash provided by operating activities for the nine months ended January 29, 2006 was $86.5 million compared to $5.8 million used in operating activities for the nine months ended January 30, 2005. This fluctuation was primarily driven by the absence of the payment of fiscal 2005 employee bonuses in the first nine months of fiscal 2006, other favorable working capital changes and higher net income. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 29, 2006 was $13.1 million compared to $41.2 million for the nine months ended January 30, 2005. Capital spending during the first nine months of fiscal 2006 was $3.3 million lower than during the first nine months of fiscal 2005. In addition, we received net proceeds of $26.1 million from the sale of certain real property during the first nine months of fiscal 2006, which did not occur in the first nine months of fiscal 2005.

Financing Activities. Cash used in financing activities for the nine months ended January 29, 2006 was $124.0 million compared to cash provided by financing activities of $17.4 million for the nine months ended January 30, 2005. The use of cash for financing activities resulted primarily from the repurchase of approximately 12 million shares of our common stock during the nine months ended January 29, 2006. Additionally, during the first nine months of fiscal 2006, we borrowed a net of $0.8 million in short-term borrowings, which was $13.3 million lower than net short-term borrowings of $14.1 million during the first nine months of fiscal 2005. During the nine months ended January 29, 2006 and January 30, 2005, we made scheduled repayments of $1.1 million and $4.6 million, respectively, towards our Term B Loan principal.

Off-Balance Sheet Arrangements

In connection with our December 19, 2005 ASB, we entered into certain arrangements with Goldman Sachs, including a purchase price adjustment. The purchase price adjustment is not reflected on our Condensed

Consolidated Balance Sheet. For information relating to the December 19, 2005 ASB, including the purchase price adjustment, see Note 14 “Share Repurchase” of the Notes to the Condensed Consolidated Financial Statements.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	general economic and business conditions;

•	cost and availability of commodities, ingredients and other raw materials, including without limitation, steel and other packaging, energy, fuel, grains, meat by-products, and tuna;

•	logistics and other transportation-related costs;

•	ability to increase prices and reduce costs;

•	our debt levels and ability to service our debt;

•	costs and results of efforts to improve the performance and market share of our businesses;

•	reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan, including related disposition efforts;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	effectiveness of marketing, pricing and trade promotion programs;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	changes in U.S., foreign or local tax laws and effective rates;

•	interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations;

•	litigation;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2005 Annual Report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

Section 936 of the Internal Revenue Code generally provides a federal income tax credit for income earned from a business conducted within a United States possession. We currently receive the benefit of this credit with respect to income from our canned tuna business in American Samoa; this credit is estimated to result in savings of approximately $4 million in tax expense for us in fiscal 2006. The legislation providing for this federal income tax credit expired in December 2005. While we will receive the benefit of this credit in fiscal 2006, we cannot assure you that the legislation will be renewed. If the legislation is not renewed, we expect that our effective federal income tax rate on income attributable to our operations in American Samoa will increase and our net profits will decrease accordingly for fiscal years subsequent to April 2006.

On March 1, 2006, DMC entered into an agreement to sell its private label soup and infant feeding businesses to TreeHouse Foods, Inc. The consummation of the planned sale is subject to regulatory approvals and other conditions. There can be no assurance that such approvals or conditions can be met on a timely basis, if at all. Dispositions, including the planned sale of the private label soup and infant feeding businesses to TreeHouse Foods, Inc., are subject to difficulties and risks as described in greater detail in the 2005 Annual Report. In addition to such factors, the Company’s results of operations may be adversely affected by the indemnification and other ongoing obligations under the sale and ancillary agreements, the liabilities to be retained in connection with the planned sale, and the costs associated with the planned sale. The impact of the planned sale on the Company’s earnings may be affected by the final calculation of the book and tax basis of the net assets to be divested as well as by the timing of the closing of the sale.

Additionally, on March 1, 2006, DMC entered into an agreement to acquire privately held Meow Mix Holdings, Inc. The consummation of the planned acquisition is subject to regulatory approvals and other conditions. There can be no assurance that such approvals or conditions can be met on a timely basis, if at all. Acquisitions, including the planned acquisition of Meow Mix Holdings, Inc., are subject to difficulties and risks as described in greater detail in the 2005 Annual Report. In addition to such factors, the Company’s results of operations may be adversely affected by the costs and expenses associated with financing the acquisition, other costs associated with the planned acquisition, and any failure to realize the synergies or other benefits expected in connection with the planned acquisition. We expect to increase our debt levels in connection with the financing of the Meow Mix Holdings, Inc. acquisition. Accordingly, the risks associated with our debt levels, which are described in greater detail in the 2005 Annual Report, could intensify. If the sale of the private label soup and infant feeding businesses is delayed or terminated, we would need to finance a greater portion of the purchase price for Meow Mix Holdings, Inc. than anticipated, which could further exacerbate such risks.

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

During the nine months ended January 29, 2006, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently have six such interest rate swaps with a combined notional amount of $300.0 million. Two interest rate swaps with a combined notional amount of $125.0 million terminated on September 30, 2004. All of our existing interest rate swaps have been formally designated as cash flow hedges on our floating rate debt. During the three months ended January 29, 2006, the Company’s interest rate cash flow hedges resulted in a $0.8 million decrease to other comprehensive income (“OCI”) and a $0.5 million decrease to deferred tax liabilities. The Company’s interest rate cash flow hedges did not have an impact on other expense. During the three months ended January 30, 2005, the Company’s interest rate cash flow hedges resulted in a $1.3 million increase to OCI and a $0.8 million increase to deferred tax liabilities.

During the nine months ended January 29, 2006, the Company’s interest rate cash flow hedges resulted in a $1.1 million decrease to OCI and a $0.7 million decrease to deferred tax liabilities. The Company’s interest rate cash flow hedges did not have an impact on other expense. During the nine months ended January 30, 2005, the Company’s interest rate cash flow hedges resulted in a $1.6 million increase to OCI, a $1.0 million increase in deferred tax liabilities and a $0.3 million decrease in other expense.

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

On January 29, 2006, the fair values of our interest rate swaps were recorded as current assets of $1.6 million. On January 30, 2005, the fair values of our interest rate swaps were recorded as assets of $2.9 million in other non-current assets.

The table below presents our market risk associated with debt obligations and interest rate derivatives as of January 29, 2006. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on January 29, 2006.

	Maturity
	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	After Fiscal 2010	Total	Fair Value January 29, 2006
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$0.2	$0.2	$0.2	$0.2	$0.2	$705.0	$706.0	$734.1
Average Interest Rate	5.67%	5.74%	6.61%	6.61%	6.61%	7.95%	7.95%
Variable Rate	$0.4	$12.8	$24.0	$35.3	$46.5	$480.0	$599.0	$599.0
Average Interest Rate	6.14%	6.14%	6.14%	6.14%	6.14%	6.14%	6.14%

Interest Rate Swaps
Notional Amount	$300.0	$—	$—	$—	$—	$—	$300.0	$1.6
Average Rate Receivable	4.64%	—	—	—	—	—	4.64%
Average Rate Payable	2.51%	—	—	—	—	—	2.51%

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

Other: During the first and second quarters of fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of 2006 we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. During the second and third quarters, we entered into futures contracts to cover a portion of our projected diesel fuel costs for the respective quarters. These contracts generally have a term of less than three months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. During the three and nine months ended January 29, 2006, all such contracts were closed and resulted in the recognition of other expense of $0.3 million and $0.4 million, respectively. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2006.

On January 29, 2006, the fair values of our commodities hedges were recorded as current assets of $0.9 million and current liabilities of $0.1 million. On January 30, 2005, the fair values of our commodities hedges were recorded as a liability of $2.7 million.

The table below presents the changes in the following balance sheet accounts and impact on income statement accounts of our commodities and other hedging activities.

	Three Months Ended		Nine Months Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
	(In millions)
(Increase) decrease in other comprehensive income (a)	$(0.8)	$(0.2)	$(0.1)	$2.1
(Increase) decrease in deferred tax liabilities	(0.5)	0.6	(0.1)	(0.8)
Increase (decrease) in cost of products sold	0.4	1.9	(0.1)	1.8
Increase (decrease) in other expense	0.1	0.3	0.4	2.2

(a)	The change in other comprehensive income is net of related taxes.

The table below presents our commodity derivative contracts as of January 29, 2006. The fair values included are based on quoted market prices. All of the commodity derivative contracts held on January 29, 2006 are scheduled to mature prior to the end of calendar 2006.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)
Futures Contracts
Contract Volumes	30,700	3,780,000	2,540,000	350,000
Weighted Average Price	$178.42	$0.22	$2.30	$3.54
Contract Amount ($ in Millions)	$5.5	$0.80	$5.8	$1.2
Fair Value ($ in Millions)	$0.4	$—	$0.4	$0.2

Options
Calls (Long)
Contract Volumes	—	—	—	—
Weighted Average Option Price	$—	$—	$—	$—
Weighted Average Price Paid	$—	$—	$—	$—
Fair Value ($ in Millions)	$—	$—	$—	$—

Puts (Written)
Contract Volumes	5,000	—	1,000,000	—
Weighted Average Option Price	$9.95	$—	$0.15	$—
Weighted Average Price Received	$7.20	$—	$0.09	$—
Fair Value ($ in Millions)	$—	$—	$(0.1)	$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the plaintiff’s allegations. This case has been consolidated with the California Attorney General case described below. Trial began on October 18, 2005. Testimony concluded on December 16, 2005. Closing arguments are scheduled for March 17, 2006. We believe we have accrued adequate reserves to cover any material liability in this matter.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, California, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General seeks civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We dispute the Attorney General’s allegations. This case has been consolidated with the Public Media Center case described above. Trial began on October 18, 2005. Testimony concluded on December 16, 2005. Closing arguments are scheduled for March 17, 2006. We believe we have accrued adequate reserves to cover any material liability in this matter.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. Counter-claims against Del Monte by third parties in the amount of $1.4 million remained after the settlement with PPI Enterprises. The court granted our motion for summary judgment against these third parties on November 28, 2005. The third parties have appealed that decision. We believe we have accrued adequate reserves to cover any material liability that may result from these counterclaims.

We were a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that we infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of our total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6 million. On May 19, 2005, we filed a notice of appeal. On September 2, 2005, we resolved remaining disputes with Mars. We withdrew our appeal on September 6, 2005. As of October 30, 2005, we had paid all amounts due in accordance with the final judgment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	NONE.

(b)	NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 3, 2006)

2.2	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 7, 2006)

10.1	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 15, 2005, as filed on December 16, 2005 (the “December 16, 2005 8-K”))**

10.2	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006 (incorporated by reference to Exhibit 10.2 to the December 16, 2005 8-K)**

10.3	Annual Salary Adjustment for Chief Executive Officer as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on December 14, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 14, 2005, as filed on December 16, 2005)**

Exhibit Number	Description
10.4	Supplemental Confirmation entered into by the Company and Goldman Sachs on December 19, 2005 (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed December 20, 2005)

10.5	Severance Agreement and Release of All Claims between Donald J. Binotto and Del Monte Corporation dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 22, 2005)**

10.6	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 24, 2006)

*10.7	Del Monte Corporation Executive Severance Plan, Effective January 1, 2006**

*10.8	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, Executed December 14, 2005**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement

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

Dated March 8, 2006