Form 10-K
period 2006-04-30
DEL MONTE FOODS CO
filed 2006-07-11
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on October 28, 2005 was $2,111,339,672 based on the number of shares held by non-affiliates of the Registrant and the reported last sale price of common stock on October 28, 2005 ($10.60), which was the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 28, 2006 was 200,238,648.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended April 30, 2006

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the sections entitled “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others: general economic and business conditions; integration of the Meow Mix and Milk-Bone businesses; cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy, fuel, steel and other packaging, grains, meat by-products and tuna; logistics and other transportation-related costs; our debt levels and ability to service and reduce our debt; efforts and ability to increase prices and reduce costs; costs and results of efforts to improve the performance and market share of our businesses; reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan and transformation efforts; effectiveness of marketing, pricing and trade promotion programs; changing consumer and pet preferences; timely launch and market acceptance of new products; competition, including pricing and promotional spending levels by competitors; acquisitions, if any, including identification of appropriate targets and successful integration of any acquired business; product liability claims; weather conditions; crop yields; changes in U.S., foreign or local tax laws and effective rates; interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customers; changes in business strategy or development plans; availability, terms and deployment of capital; dependence on co-packers, some of whom may be competitors or sole-source suppliers; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations; litigation; industry trends, including changes in buying, inventory and other business practices by customers; public safety and health issues; and other factors. See also “Item 1A. Risk Factors.”

Our declaration and payment of future dividends, if any, is subject to final determination of our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things.

All forward-looking statements in this annual report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Helpful Information

As used throughout this Form 10-K, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, which refers to (i) for periods before the 2002 Merger, a wholly-owned subsidiary of DMFC that merged with and into SKF Foods, Inc. (“SKF”)

on December 20, 2002 and (ii) for periods after the 2002 Merger, a wholly-owned subsidiary of DMFC, which represents the combined operations of pre-merger DMC and SKF. See below for further discussion of the 2002 Merger.

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2007” means Del Monte’s fiscal year ending April 29, 2007; “fiscal 2006” means Del Monte’s fiscal year ending April 30, 2006, “fiscal 2005” means Del Monte’s fiscal year ending May 1, 2005; “fiscal 2004” means Del Monte’s fiscal year ended May 2, 2004; and “fiscal 2003” means Del Monte’s fiscal year ended April 27, 2003.

On December 20, 2002, DMFC completed the acquisition of certain businesses from H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “2002 Acquired Businesses”). Del Monte acquired these businesses through the merger (the “2002 Merger”) of DMC, a subsidiary of DMFC, with and into SKF, previously a wholly-owned subsidiary of Heinz. Prior to the 2002 Merger, Heinz transferred the 2002 Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002. The 2002 Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC, the acquiree, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the 2002 Merger. Therefore, any financial information and numerical data provided for fiscal years prior to 2003 reflect the operations of SKF only and does not reflect the pre-Merger operations of Del Monte for these periods. Any financial information and numerical data provided for fiscal 2003 reflects the operations of SKF for the period from May 2, 2002 to December 20, 2002 and reflects the combined operations of SKF and the existing Del Monte businesses for the period from December 21, 2002 to April 27, 2003.

The results of operations of all periods presented have been reclassified to reflect discontinued operations related to the sale of our private label soup and infant feeding businesses. See “Item 1. Business – History of Del Monte Foods Company” for a description of the sale.

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are based on data obtained from ACNielsen. ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Stores, Inc (“Wal-Mart”), and some supercenters and club stores which are not monitored by ACNielsen) with at least $2.0 million in sales, except references to U.S. market share for pet snacks, which are based on dollar share, which we believe is a more appropriate measure for that business. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. The data for broth products includes the total broth category. The data for seafood represents the processed tuna category, which includes both canned and tuna pouch. The data for pet food reflects total U.S. food and mass merchandisers (excluding Wal-Mart) which includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, and cat treat categories. References to fiscal 2006 market share refer to the 52-week period ended April 29, 2006. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores).

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, College Inn, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Pounce, Meow Mix, Alley Cat and Milk-Bone, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, generating $3.0 billion in net sales in fiscal 2006. Our leading food brands include Del Monte, StarKist, Contadina, S&W, College Inn and other brand names, and our pet food and pet snacks brands include 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. As a result of our recent acquisitions discussed below, we have added the Meow Mix, Alley Cat and Milk-Bone brands to our pet products portfolio. We also produce private label food and pet products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At April 30, 2006, our principal facilities consist of 15 production facilities and 11 distribution centers in the United States, as well as operating facilities in American Samoa, Mexico and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

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

History of Del Monte Foods Company

Our predecessor was originally incorporated in 1916 and remained a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. (“RJR Nabisco”). In December 1989, RJR Nabisco sold Del Monte’s fresh produce operations to Polly Peck International PLC. In January 1990, an investor group led by Merrill Lynch & Co. purchased Del Monte and certain of its subsidiaries from RJR Nabisco. Following this sale, we divested several of our non-core businesses and all of our foreign operations. In April 1997, we were recapitalized with an equity infusion from Texas Pacific Group and other investors. In February 1999, we again became a publicly traded company and are currently listed on the New York Stock Exchange under the symbol “DLM.”

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

On December 20, 2002, we acquired certain businesses from H.J. Heinz Company (the “2002 Merger”), including their U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “2002 Acquired Businesses”). The 2002 Acquired Businesses included brand names such as StarKist, College Inn, 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce.

The 2002 Merger was accounted for as a reverse acquisition in which SKF Foods Inc. (“SKF”) was treated as the acquirer and Del Monte Corporation (“DMC”) the acquiree, primarily because H. J. Heinz Company (“Heinz”) shareholders owned a majority, approximately 74.5 percent, of Del Monte Foods Company’s common stock upon completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the 2002 Merger. For the fiscal 2003 reporting period, our financial statements reflect the combined operations of SKF and the existing Del Monte business for periods after December 20, 2002, and reflect solely the operations of SKF for periods prior to December 20, 2002.

In fiscal 2004, we sold the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. In the second quarter of fiscal 2005, we acquired a fruit packing business, located in Mexico, and related assets.

On April 24, 2006, pursuant to an Asset Purchase Agreement dated March 1, 2006, between DMC and TreeHouse Foods, Inc. (TreeHouse), we sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to our (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of our manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at the Mendota, IL facility. Upon closing of the divestiture, approximately 790 of our plant employees and approximately 120 additional Del Monte employees joined TreeHouse.

On March 1, 2006, we entered into an agreement to acquire privately held Meow Mix Holdings, Inc. (“Meow Mix”). Meow Mix is the maker of Meow Mix brand cat food and Alley Cat brand cat food. We completed the acquisition of Meow Mix on May 19, 2006. The financial results of Meow Mix are expected to be reported within our Pet Products reportable segment.

On March 15, 2006, we entered into an agreement to acquire certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. We completed the acquisition of Milk-Bone effective July 2, 2006. The financial results of Milk-Bone are expected to be reported within our Pet Products reportable segment.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to Del Monte Foods Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on October 28, 2005. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by Del Monte Foods Company.

The Industry

Overall. The United States processed food industry is generally characterized by relatively stable growth, based on modest price and population increases. We believe that the long-term fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items for consumers to purchase. While consumption growth is predicted to be modest in the United States, we believe that certain product categories that address changing consumer needs, such as tuna pouch, premium fruit, dry pet foods and pet snacks offer opportunities for faster growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. In addition, we also compete directly against other private label manufacturers with certain private label products. We generally compete based upon brand strength and loyalty, product and packaging quality and innovation, taste, nutrition, breadth of our product line, price, and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

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

The market share data presented below excludes sales to certain mass merchandisers. Overall, recent sales in the retail grocery channel have been declining, partially due to a shift in sales away from traditional grocery channels towards club stores, supercenters, mass merchandisers, dollar stores and pet specialty stores. Therefore, the market share percentages presented below may not be representative of the entire market in which we compete. References to trends for the markets in which we compete are based on internal estimates calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, dollar stores and pet specialty stores).

Consumer Products. The fruit market we compete in grew by over 6% in fiscal 2006 as compared to fiscal 2005 driven by pricing and increased consumption as a result of the health and wellness trend.

The vegetable market in which we compete increased by over 4%, driven by pricing. The tomato market in which we compete grew approximately 2%. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 48.2%, 39.6%, and 31.3% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2006.

Our tuna products compete in a market that includes branded and private label products. In the canned tuna market, private label sales accounted for only 16.4% of the total canned tuna market in fiscal 2006, while the top three branded competitors, led by our StarKist brand, accounted for over 79% of the canned tuna market. While the canned tuna market has experienced an increase of over 4% from fiscal 2005 to fiscal 2006, the tuna pouch market has grown by over 13% from fiscal 2005 to fiscal 2006.

Pet Products. Our Pet Products categories participated in a multi-billion dollar market which experienced an increase of approximately 6% from fiscal 2005 to fiscal 2006. The markets in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories has been fueled by steadily increasing pet ownership and higher spending as consumers treat pets as members of the family. Over half of all American households own pets. In fiscal 2006, private label products accounted for 14.8% of the total market share in the Pet Products categories in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

Reportable Segments

We have the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands and StarKist Seafood operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth and tuna products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The following table sets forth our total net sales by segment, expressed in dollar amounts and as percentages of our total net sales, for the fiscal years indicated:

	Fiscal Year
	2006	2005	2004
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,142.3	$2,059.4	$2,067.0
Pet Products	856.3	839.9	789.3

Total company	$2,998.6	$2,899.3	$2,856.3

As a Percentage of Net Sales:
Consumer Products	71.4%	71.0%	72.4%
Pet Products	28.6%	29.0%	27.6%

Total company	100.0%	100.0%	100.0%

During the fourth quarter of fiscal 2006, we completed the divestiture of our Private Label Soup operating segment and our infant feeding business conducted under the brand name Nature’s

Goodness. These businesses were formerly included in our Consumer Products reportable segment. During fiscal 2006, we began accounting for sales related to our Private Label Soup operating segment and infant feeding business as discontinued operations. Accordingly, the results of operations relating to these discontinued operations, for all periods presented, were separated from continuing operations and presented as those of discontinued operations and were excluded from the table above for all periods presented.

Company Products

Consumer Products. In our Del Monte Brands operating segment, we sell products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, Contadina, and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed vegetables, major fruit and solid tomatoes in the United States, with market shares of 22.1%, 40.1% and 18.8% in fiscal 2006, respectively. Our vegetable, fruit and tomato products are in mature categories, characterized by high household penetration. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products. College Inn broth products accounted for 16.7% of the total broth market in fiscal 2006 and was the second largest branded broth product in the U.S. It had 45.6% market share in its core markets in the northeastern United States, which made up 79.5% of its total case volume. Our vegetable, fruit, tomato and broth products compete primarily on the basis of brand, taste, variety and price.

Our Del Monte Brands operating segment includes products such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and sliced peaches, mandarin oranges, cherries, grapefruit, pineapples and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces; and College Inn broth products. We are continuing our new product innovations with the recent launches of new flavors of Fruit Naturals Single Serve Fruit and Del Monte Organic Tomatoes in fiscal 2006. Competitors in Del Monte Brands products include branded and private label vegetable, fruit, tomato and broth processors. Our primary competitors in the vegetable market are General Mills’ Green Giant and Seneca Foods private label; in the fruit market, competitors include Signature Fruit Company’s private label, Pacific Coast Producers’ private label and Dole; in the tomato market, competitors include Con Agra’s Hunts, Heinz’s Classico and Heinz brands, Campbell Soup’s Prego, Unilever’s Ragu and private label; and in the broth market, competitors include Campbell Soup’s Swanson brand, smaller regional brands and private label.

In our StarKist Seafood operating segment, our StarKist branded tuna products include canned and pouched tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, and low-sodium and low-fat tuna. While over a third of our case sales are of chunk light tuna in cans, we are continuing to expand our focus on new innovative products in order to shift the product mix away from commodity-like products and towards value-added products. Product launches such as Tuna Fillets in a pouch, reflect this objective. Our tuna products compete based on their price, brand recognition, taste and convenience. Competitors include a small number of large branded and private label producers. The StarKist brand primarily competes with Connors Brothers Income Fund’s Bumble Bee and Thai Union Frozen Products PCL’s Chicken of the Sea brands in the branded tuna market. In fiscal 2006, these top three brands, combined, accounted for over 79% of the tuna market. In fiscal 2006, our StarKist branded canned tuna products had a market share of 34.6%. Our pouch products had a market share of 77.4% of the pouch market.

Pet Products. Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as 9Lives, Kibbles ‘n Bits, Pup-Peroni and Pounce. We compete in the dry and wet dog food categories, with market shares of 8.8% and 7.3% in fiscal 2006, respectively; the dry and wet cat food categories, with market shares of 4.5% and 19.6% respectively; and the chewy dog snack, biscuit crunchy dog snack, and cat treats pet snacks categories, with market shares of 38.8%, 11.8%, and 20.0%, respectively, in fiscal 2006.

The products in the pet foods categories are primarily marketed under nationally recognized brands. 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. As a result of our acquisitions in early fiscal 2007, we have added the Meow Mix and Alley Cat brands to our pet products portfolio.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Pounce and Pup-Peroni. Pounce cat snacks include both crunchy and soft snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Outs and Meaty Bone. As a result of our acquisitions in early fiscal 2007, we have added the Milk-Bone brand to our pet snacks products portfolio.

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer markets, as illustrated by the fiscal 2006 introduction of the Meaty Bone Denta Delicious, Snausages Roverolis and Pizza Flavored Canine Carryouts products.

We compete in the pet food and pet snacks categories primarily based on taste, brand recognition, nutrition, variety and value. We face competition from branded and private label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Procter & Gamble and Menu.

Sales and Marketing

We use both a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales. Our StarKist and College Inn foodservice sales in the United States and our sales of pet products in Canada are performed by Heinz through an agency agreement. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and pay a flat fee for this retail coverage.

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

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign and export sales:

	Fiscal Year
	2006	2005	2004
	(in millions, except percentages)
Net Sales:
United States	$2,891.6	$2,793.7	$2,760.4
Foreign and export	107.0	105.6	95.9

Total net sales	$2,998.6	$2,899.3	$2,856.3

As a Percentage of Net Sales:
United States	96.4%	96.4%	96.6%
Foreign and export	3.6%	3.6%	3.4%

Total	100.0%	100.0%	100.0%

During fiscal 2006, we began accounting for sales related to our Soup and Infant Feeding Businesses as discontinued operations. Accordingly, the results of operations relating to these discontinued operations, for all periods presented, were separated from continuing operations and presented as those of discontinued operations and were excluded from the table above for all periods presented.

Our foreign and export sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations.

Foreign Operations

In South America, we have subsidiaries in Venezuela, Colombia, Ecuador and Peru. We operate a food processing plant in Venezuela. We purchase raw product, primarily vegetables and tomatoes, from approximately 30 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from five suppliers in Chile. We also have a tuna production facility in American Samoa and a fruit packing business in Mexico. We co-manage two tuna processing facilities in Guayaquil and Manta, Ecuador and own one cold storage facility in Manta, Ecuador. We also have a tuna loin supply contract from a facility in Wewak, Papua New Guinea. This facility supplies tuna loins that are delivered and processed into canned products in American Samoa. In addition, we utilize a number of co-packers in various foreign countries.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the continental United States, with $81.2 million, or 12.7% of our total net fixed assets located in other locations, including foreign countries and American Samoa, at the end of fiscal 2006.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong, long-term relationships with the majority of significant participants in the retail grocery trade. In recent years, there has been significant consolidation in the grocery industry.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 30% of our list sales, which approximates our gross sales, for fiscal 2006. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 10% of list sales in each of our segments.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, fish supply, economic climate, seasonal factors, exchange rates or other circumstances. Raw materials reflect only a portion of our cost of goods sold. See “Item 1A. Risk Factors.”

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Del Monte Brands operating segment, each year, we buy over one million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are generally for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations and normally cover a period of one to three years. We purchase raw material from approximately 300 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Through our fruit packaging business in Mexico, we buy citrus fruits from about 250 growers throughout Mexico, grapefruit from one supplier in Texas and mangoes from approximately 40 growers in Mexico. We purchase raw tomatoes from approximately 20 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also maintain a long-term supply agreement to procure a portion of our fish needs. We also have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. This agreement has an indefinite term subject to termination on three years notice.

For the StarKist Seafood operating segment, our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. For albacore, we also purchase directly from vessel owners in the Atlantic and Indian Oceans. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. Total minimum annual purchases to be made under this 10-year agreement are estimated to be approximately $41 million in fiscal 2007. We assumed this supply agreement in connection with the 2002 Merger.

Pet Products

We generally purchase meat, meat by-products, other proteins, and other ingredients through supply agreements or on the open market. Our other ingredient purchases include corn, soybean meal, wheat and related by-products. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of these hedges has ranged from 3 to 12 months of projected production requirements.

Cans and Ends

We have long-term supply agreements with two primary suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Total purchases made under this agreement, which expires on August 13, 2010, were $152.4 million in fiscal 2006. The minimum purchase commitment under this agreement for fiscal 2007 is approximately $63 million. Our agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for our fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable and tomato business products from Silgan. Total purchases made under this agreement, which expires on December 31, 2011, were $220.6 million in fiscal 2006. Pricing under the Impress agreement and the Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress supply agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreement was amended in fiscal 2004 to extend the term of the contract to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the agreement.

Production and Distribution

Production

Consumer Products. We operate 16 production facilities for our Consumer Products reportable segment in the United States, American Samoa, Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. Our Del Monte Brands operating segment has a seasonal production cycle and produces the majority of our products between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products, our College Inn broth products are generally produced throughout the year. Our StarKist Seafood operating segment’s tuna production cycles occur throughout the year.

Our Del Monte Brands operating segment’s fruit, vegetable and tomato products use 37 co-packers and 9 re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for pineapple, tropical fruit salad, mandarin oranges, asparagus and certain other products. We also periodically use co-packers to supplement supplies of certain processed vegetables, fruit and tomato products.

We produce canned and a limited amount of pouched tuna in American Samoa. We also use co-packers and re-packers to supplement production capacity of our StarKist canned and tuna pouch products. We use third-party co-packers in Thailand and Ecuador for canned and most of our pouched tuna products.

Pet Products. At the end of fiscal 2006, our pet products were primarily manufactured in four of our production facilities, located in the U.S. and American Samoa. We also use a limited number of third party co-packers and re-packers located within the U.S. and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, packs the majority of our canned pet product requirements. Our facility in American Samoa packs the majority of our tuna-based canned cat products requirements. In Lawrence, KS, we pack all of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our pet snacks in a wide range of packages. Our pet food factories supply pet products for both the U.S. and Canadian markets. As a result of the recent acquisitions discussed above, we have a facility in Decatur, AL that produces Meow Mix and Alley Cat dry cat food and a facility in Buffalo, NY that produces Milk-Bone dog snacks. Sole-source co-packers are used to produce Meow Mix wet cat food products in pouches and cups, as well as cat treats. Co-packers are also used to produce a portion of Meow Mix dry cat food products.

Distribution

Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Our distribution centers provide casing, labeling and special packaging and other services. From time to time we evaluate our distribution center network and, accordingly, may make changes to our network. See “Item 2. Properties” for a listing of our principal distribution centers by reportable segment. See “Item 1A. Risk Factors—Transformation endeavors may have a material adverse effect on our business, financial condition and financial results.”

Research and Development

Our research and development organization provides product, packaging and process development. It also provides analytical, as well as agricultural research and seed production. In fiscal 2006, 2005 and 2004, research and development expenditures were $19.8 million, $18.3 million and $17.6 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including seed production, packaging, pest management, food science, environmental, engineering and plant breeding. We operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our tuna products. We also operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to our pet food and pet snack businesses. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers and pets as part of our effort to provide tasty and satisfying, high quality products.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, and College Inn.

•	Pet Products: Kibbles ‘n Bits, 9Lives, Pup-Peroni, Pounce, Snausages, Canine Carry-Outs, Meaty Bone and Jerky Treats. In connection with our recent acquisitions, we have added the Meow Mix, Alley Cat and Milk-Bone trademarks.

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

Our registered and unregistered trademarks associated with the tuna business relate primarily to North America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. Our trademarks associated with the pet products business relate primarily to North America but also include portions of Europe and Africa. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

As of April 30, 2006, we owned 22 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2006 and 2021 and cannot be renewed. In connection with our acquisitions of Meow Mix and Milk-Bone, we acquired nine additional patents covering pet food and pet snacks, which expire between 2008 and 2023 and cannot be renewed. Our patents are generally not material to our business as a whole.

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

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets to other companies or their affiliates. Licenses for the use of the Del Monte name and trademark are generally for use outside of the United States. For example, Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Del Monte Foods International, Inc. and its affiliates hold the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa); and Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world. We have granted other licenses for the use of our trademarks both within and outside of the United States.

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

We have also granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our Amended Senior Credit Facility, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

Governmental Regulation; Environmental Compliance

As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture, U.S. Customs and Border Protection, Environmental Protection Agency and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, performance and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply with all such laws and regulations and to obtain any necessary permits and licenses. We believe our facilities and practices are sufficient to maintain material compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we are currently in compliance with all applicable laws, regulations, or requirements for permits or licenses nor that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. See “Item 1A. Risk Factors—Government regulation could increase our costs of production and increase legal and regulatory expenses” and “Item 3. Legal Proceedings.”

We were a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. See “Item 3. Legal Proceedings” and “Note 14. Commitments and Contingencies” of our consolidated financial statements for fiscal 2006 in this annual report on Form 10-K for a detailed discussion of this matter.

We are a defendant in an action filed in the Superior Court in Middlesex, NJ, on May 15, 2006. See “Item 3. Legal Proceedings” for a detailed discussion of this matter.

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

•	We are conducting groundwater remediation at our Stockton, CA property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. We are remediating the contamination at the site. We believe that we have accrued adequate reserves to cover any material liability that may result from this contamination.

•	We are investigating soil and groundwater contamination at our Decatur, AL property associated with the presence of dioxins that resulted from the operations of a prior owner of the property. This facility was acquired in May 2006 in the Meow Mix acquisition. In connection with our purchase accounting for the Meow Mix acquisition, reserves will be established that we believe will be adequate to cover any liability that may result from this contamination.

•	We expect to perform soil and groundwater investigation and remediation and site restoration at our Terminal Island, CA property as part of the closure and demolition of a facility, which was operated by a joint venture to which a former subsidiary was a party. We assumed this liability pursuant to the 2002 Merger Agreement. We are consulting with the Port of Los Angeles, which owns the property where this facility is located, regarding the nature and scope of the investigation, remediation and restoration to be performed. We believe that we have accrued adequate reserves to cover any material liability that may result from this investigation and remediation.

•	Governmental authorities and private claimants have notified us that we may be liable for environmental investigation and remediation costs at certain contaminated sites, including certain third-party sites at which we disposed of wastes. We may be liable for remediation costs at these sites as a result of alleged leaks, spills, releases or disposal of certain wastes or other substances at these sites. With respect to a majority of these sites, we have settled our liability. Based upon the information currently available, we do not expect that our liability for the remaining sites will be material. We may receive additional claims that we are potentially liable for environmental investigation and remediation costs at other sites in the future.

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $12 million in fiscal 2007 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. This includes capital expenditures to purchase land previously leased for wastewater treatment. We believe that our environmental matters for fiscal 2007 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business.”

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

Seasonality; Working Capital

Our historical net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter. We have experienced increased sales of our fruit, vegetable, tomato and broth products during the holiday and back-to-school periods in the United States, extending from September through December, as well as sales associated with the Easter holiday. We have also experienced increases in pet snacks sales during the year-end holiday period. Sales of our tuna products are usually higher during the period after New Year’s Day through the Easter holiday. We typically schedule promotional events to coincide with these periods of increased product consumption.

We use cash from operations in addition to our revolving line of credit to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of Del Monte Brands’ inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, the majority of our cash flow is generated in our third and fourth quarter as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also has an effect, but to a lesser extent, upon our results of operations. Tuna and pet products are produced throughout the year.

Employees

As of April 30, 2006, we employed approximately 7,500 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during the Del Monte Brands pack season, typically June through October, adding approximately 9,200 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good. In connection with our recent acquisitions after our April 30, 2006 fiscal year end, our full-time employee count increased by approximately 450 employees.

As of April 30, 2006, we had 15 collective bargaining agreements with 13 union locals covering approximately 63% of our hourly full-time and seasonal employees. Of these employees, approximately 83% are covered under collective bargaining agreements scheduled to expire in fiscal 2007, and approximately 17% are covered under collective bargaining agreements scheduled to expire in fiscal 2008. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations. In connection with our recent acquisition of Milk-Bone, we assumed three collective bargaining agreements with three union locals covering approximately 190 employees.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of July 1, 2006, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	61	Chairman of the Board, President and Chief Executive Officer; Director
David L. Meyers	60	Executive Vice President, Administration and Chief Financial Officer
Timothy A. Cole	49	Executive Vice President, Sales
Nils Lommerin	41	Executive Vice President, Operations
David W. Allen	45	Senior Vice President, Supply Chain Operations
Richard L. French	49	Senior Vice President, Chief Accounting Officer and Controller
Thomas E. Gibbons	58	Senior Vice President and Treasurer
Apurva S. Mody	39	Senior Vice President, Consumer Products
James G. Potter	48	Senior Vice President, General Counsel and Secretary
Barry A. Shepard	41	Senior Vice President, Marketing and Innovation
Jeffrey M. Watters	40	Senior Vice President, Pet Products

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

David L. Meyers, Executive Vice President, Administration and Chief Financial Officer. Mr. Meyers joined Del Monte in 1989. He was elected Chief Financial Officer of Del Monte in December 1992 and served as a member of the Board of Directors of Del Monte Foods Company from January 1994 until consummation of Del Monte’s recapitalization in 1997. Prior to joining Del Monte, Mr. Meyers held a variety of financial and accounting positions with RJR Nabisco (1987 to 1989), Nabisco Brands USA (1983 to 1987) and Standard Brands, Inc. (1973 to 1983). Mr. Meyers also serves on the Board of Directors of Smart & Final Inc.

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

David W. Allen, Senior Vice President, Supply Chain Operations: Mr. Allen was appointed Senior Vice President, Operations and Supply Chain in June 2006, having served as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S. Foodservice, a division of Royal Ahold, from 2004 to 2005 and Chief Executive Officer of WorldChain, Inc., a supply chain services company, from 2001 to 2004. He served as Vice President, Worldwide Operations of Dell Inc. from 1999 to 2000. From 1991 to 1999, Mr. Allen held a variety of positions at Frito-Lay North America, a division of Pepsico Inc., most recently as its Senior Vice President, Operations.

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

Apurva S. Mody, Senior Vice President, Consumer Products. Mr. Mody was appointed Senior Vice President, Consumer Products in July 2006, having served as Managing Director, Del Monte Brands since December 2004. Mr. Mody joined Del Monte in January 2002 in the Strategic Planning Group and served as Vice President of Marketing for the Vegetable, Infant Feeding and College Inn businesses from June 2002 to December 2002. Prior to joining Del Monte, Mr. Mody was with Divine/Whitman Hart from 2000 until 2001 where he was an Associate Partner in the Business and Brand Strategy group. From 1994 to 2000, Mr. Mody held a variety of brand management positions with Procter & Gamble.

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

Barry A. Shepard, Senior Vice President, Marketing and Innovation. Mr. Shepard was appointed Senior Vice President, Marketing and Innovation in July 2006, having served as Managing Director, Del Monte Pet Products since August 2004. Mr. Shepard joined Del Monte from Heinz in December 2002 as Vice President Marketing, Pet Food. At Heinz, he was appointed Vice President Marketing Star-Kist Seafood in 2000, after joining as Director of Ketchup and Condiments in 1999. Prior to joining Heinz, Mr. Shepard was with Procter & Gamble in brand management from 1991 to 1998.

Jeffrey M. Watters, Senior Vice President, Pet Products. Mr. Watters was appointed Senior Vice President, Del Monte Pet Products in July 2006, having served as Managing Director, Star-Kist Seafood since August 2004. He joined Del Monte from Heinz in December 2002 as Vice President, Pet Snacks Marketing. Mr. Watters joined Heinz in July 2000, where he most recently served as its Vice President, Pet Snacks Marketing. Prior to joining Heinz, Mr. Watters was with The Clorox Company in brand management from 1995 to 2000.

Item 1A.	Risk Factors

Factors that May Affect Our Future Results and Stock Price

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

If we do not successfully integrate the Meow Mix and Milk-Bone businesses, we may not realize the expected benefits of these acquisitions.

The process of integrating the Meow Mix and Milk-Bone businesses with our existing businesses may involve a variety of difficulties and challenges, including:

•	the challenge of accomplishing this integration while managing the ongoing operations of each acquired and existing business;

•	the challenge of accomplishing this integration while effecting the transformation plan;

•	the challenge of integrating the business cultures of the Meow Mix and Milk-Bone businesses with that of Del Monte;

•	the challenge of establishing appropriate controls and procedures over the acquired Meow Mix and Milk-Bone businesses; and

•	the need to retain key personnel of the Meow Mix and Milk-Bone businesses.

We cannot assure you that we will successfully or cost-effectively integrate the Meow Mix and Milk-Bone businesses and our existing businesses. Accordingly, we may be unable to obtain synergies expected in connection with the Meow Mix acquisition and dis-synergies associated with the Milk-Bone acquisition may be higher than expected. Additionally, the process of integrating the Meow Mix and Milk-Bone businesses could cause interruption of, or loss of momentum in, the activities of one or more of the Meow Mix, Milk-Bone or existing businesses. Members of our senior management and other employees may be required to devote considerable time to the integration process, which will decrease the time they will have to devote to our business. The failure to effectively integrate the Meow Mix and Milk-Bone businesses, including failure to obtain expected synergies, manage dis-synergies or effectively manage the acquired and existing businesses despite the demands of the integration process, could have a material adverse effect on our business, financial condition and results of operation. The failure to establish appropriate controls and procedures over the acquired Meow Mix and Milk-Bone businesses could adversely affect our internal controls over financial reporting as well as our business, financial condition and results of operations.

The inputs, commodities, ingredients and raw materials that we require are subject to price increases and shortages that could adversely affect our profitability. We may be unable to effectively pass increased costs along to our customers.

The primary inputs, commodities, ingredients and other raw materials that we use include energy, fuel, packaging (including cans), fruits, vegetables, tomatoes, tuna, grains, sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals. Prices for these items may be volatile and we may experience shortages in these items as a result of: external conditions; commodity market fluctuations; availability; increased demand; weather conditions; natural disasters; currency fluctuations; governmental regulations, including import restrictions; agricultural programs or issues; and other factors outside our control.

Input, commodity, ingredient and other raw material price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse impact on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both raw materials and finished product and natural gas prices also affect our production costs. Even if we increase pricing in an effort to offset higher costs, such increased pricing may result in reduced sales volume and profitability. Additionally, if we increase our prices, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing costs may significantly offset the benefits, if any, of any price increase.

If we are not able to effectively pass cost increases along to our customers, our operating income will decrease. Our competitors may be better able than we are to effect price increases or to otherwise pass along cost increases to their customers.

If costs remain at their current high levels, our projected financial results could be adversely affected.

We are currently experiencing high prices for some of the inputs, commodities, ingredients and other raw materials we use. In particular, we are experiencing high fuel and natural gas prices. If our assessments and assumptions about input and commodity prices, as well as ingredient and other raw material prices, prove to be incorrect, our costs may be greater than anticipated. If we are not able to effectively pass cost increases along to our customers or secure offsetting cost savings, our operating income will decrease and our operating results will be adversely impacted.

In particular, shortages of tinplate and increases in, or continuing high, tinplate prices could materially adversely affect our results of operations. Disruptions in our supply of cans and ends, whether caused by tinplate shortages or other factors, could also adversely affect our results of operations.

Many of our products are packed in tinplate cans. We have experienced, and may experience in the future, tinplate shortages and increased tinplate prices. The price and availability of tinplate is subject to factors outside our control, including factors affecting the steel industry generally. Such factors may include increased demand from other users of tinplate or other forms of steel; import restrictions; government regulations; and competition among, and the financial condition of, steel suppliers. If Silgan or Impress is unable to secure tinplate, our supply of cans and ends may be interrupted. Any disruption in our supply of cans and ends, whether due to tinplate shortages, can and end manufacturing defects, strikes affecting our suppliers, or otherwise, could delay or disrupt our production of product and adversely affect our results of operations. If events occur that result in increased, or continuing high, tinplate costs or in tinplate shortages (whether due to factors affecting tinplate specifically or the steel industry generally), our results of operations could be materially adversely affected.

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

We have a significant amount of indebtedness and the amount of our indebtedness increased substantially in early fiscal 2007 as a result of the Meow Mix and Milk-Bone acquisitions. As of April 30, 2006, we had a total of $1,302.8 million of indebtedness. On July 3, 2006, immediately following the closing of the Milk-Bone acquisition and including other borrowings made on such date under our revolving credit facility, we had a total of $2,080.2 million of indebtedness, including $178.1 million under our $450 million revolving credit facility, which is part of our credit facility. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	making us vulnerable to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.

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

We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Because portions of our business are highly seasonal, our borrowings under our revolving credit facility usually fluctuate during the year, generally peaking in September or October.

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

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

While our credit facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $300.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions, an additional $500.0 million through an increase in the Term Loan facility under our existing credit facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. Additionally, we have the ability to incur substantial additional indebtedness pursuant to our $450.0 million revolving credit facility, which is part of our credit facility. If our current debt level increases, the related risks we face could intensify.

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

The success of our business strategy depends in part on our ability to reduce costs. Because our ability to raise prices for our products can be affected by factors outside of our control, such as aggregate industry supply and market demand, our profitability and growth depends significantly on our efforts to control our operating costs. Because many of our costs, such as energy, fuel, can, logistics, and other input, commodity, ingredient, and raw material costs, are outside or substantially outside our control, we generally must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, if at all, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings and synergies, our results of operations could be adversely affected.

Transformation endeavors may have a material adverse effect on our business, financial condition and financial results.

In addition to efforts related to our strategic plan, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have adopted a plan to transform certain aspects of our company. Such plan includes headcount reduction as part of organizational streamlining. If the implementation of this headcount reduction has a negative impact on our relationships with employees, major customers or vendors or on our ability to run our businesses, our profitability could be adversely affected. Our transformation plan also involves projects relating to our supply chain, manufacturing, customer relationships and marketing capabilities. If our transformation efforts disrupt our supply chain, manufacturing activities, customer service and relationships, trade promotion programs or other business activities, our results of operations could be adversely affected. If we are unable to successfully implement our transformation plan, we may not be able to fully recognize the estimated cost benefits and our financial results would be adversely affected. If the costs associated with the transformation plan are greater than expected, our results of operations would be adversely affected.

We may in the future contemplate and adopt additional plans, which may also include restructuring components. Such plans, if any, that are implemented, may, but need not, involve disposal of plants, distribution centers, businesses or other assets as well as additional headcount reductions or reductions in the number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts (including transition efforts following a disposition, such as in connection with our April 24, 2006 sale of our soup and infant feeding businesses) may divert management’s and other employee’s attention from other business concerns, including our integration efforts. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

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

Our businesses are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products, imports, other national and regional brands and fresh alternatives. In our private label sales, we face strong competition at the customer level against other private label providers. At the consumer level, our private label products face strong competition from branded products, other private label products, imports and fresh alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect current cost pressures. We cannot assure you that we can compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors, including those in the pet products, tuna, tomato and fruit businesses, engage in aggressive pricing and promotional activities. Additionally, our acquisition of the Meow Mix and Milk-Bone businesses may induce pet products competitors to increase competitive activity directed at our products. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to increase prices for our products, our results of operations could be adversely affected. If price increases result in greater than expected volume sales losses, our results of operations could be adversely affected.

Our ability to raise prices for our products can be affected by a number of factors, including aggregate industry supply, market demand, and competition. If we are unable to increase prices for our products, particularly as may be necessary to cover cost increases, our results of operations could be adversely affected. Additionally, price increases typically generate volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution in retribution of a price increase, our results of operations could be adversely affected.

If we do not successfully manage the price gap between our branded products and those of our private-label competition, our sales could suffer and our revenues and results of operations could be adversely affected.

Our branded products generally command a price premium as compared to the prices of the private-label products with which they compete. This price premium has been increasing for certain of our products, as private label competition has been slower in effecting price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs and the existing strength of our brands. If the price premium for our branded products exceeds the amount consumers are willing to pay, our sales would suffer and our revenues and our results of operations could be adversely affected.

Some of our co-packers are competitors.

We have co-pack arrangements with competitors for some of our pet, vegetable and tomato paste products, as well as for a portion of our tuna supply. These co-pack arrangements may provide competitors with know-how or other information or economies of scale that enable them to compete more effectively against us. In addition, to the extent that a co-packer is also a competitor, we may be at greater risk of supply disruption, in spite of contractual protections, in the event of raw material, commodity or ingredient shortages or other circumstances. Any such disruptions could adversely affect our results of operations.

We will not benefit from preferential tax treatment for our products produced in American Samoa if the legislation providing for such treatment is not renewed.

Section 936 of the Internal Revenue Code generally provided a federal income tax credit for income earned from a business conducted within a United States possession; however, this legislation expired in December 2005, affecting fiscal years beginning after such expiration date. We received the benefit of this credit with respect to income from our canned tuna business in American Samoa throughout fiscal 2006, which resulted in fiscal 2006 savings of approximately $4.9 million in tax expense. We cannot assure you that the legislation providing for this federal income tax credit will be renewed or that similar legislation will be adopted. If such legislation is not renewed or adopted, our effective federal income tax rate on income attributable to our operations in American Samoa will increase and our net profits will decrease.

We rely primarily upon a single company to provide us with logistics services and any failure by this provider to effectively service us could adversely affect our business.

Our logistics requirements in connection with transporting our products are handled by our third-party logistics service provider. Such services include: scheduling and coordinating transportation of our finished products to our distribution centers and customers; shipment tracking and communication; freight dispatch services; shipment optimization using various shipping modes, carriers, routes and configurations; transportation-related payment and billing services; and tracking, asserting, collecting and resolving freight claims. Our business could suffer substantial disruption if our third-party provider does not effectively fulfill its obligations.

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

We may, from time to time, change our marketing and pricing strategies, including the timing of our promotional programs. For example, we have changed our pricing and marketing strategies with respect to certain of our tuna products, which may adversely affect our market share and net sales of such products. To the extent that higher prices for these products do not offset such market share and net sales losses, such strategy may also adversely affect our earnings.

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

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2006, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 30% of our list sales, which approximates our gross sales, overall and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 61% of our overall list sales. These percentages may increase if there is additional consolidation among food retailers or if the growth of mass merchandisers continues. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance and their desired inventory levels. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products (unless we provide such products) may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect our results of operations. Loss of a significant customer could also adversely affect our reputation.

Large sophisticated customers may pressure us to lower our prices, not institute price increases, or take other actions that may adversely impact our results of operations.

There has been a consumer trend away from traditional grocers and towards mass merchandisers, which includes club stores and super centers. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, these food retailers may demand lower or unchanged pricing, increased promotional programs or special packaging from, or impose other requirements on, product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting demands by our customers may adversely affect our margins and results of operations. If we are not selected by our large food retailer customers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be materially adversely affected.

To the extent our customers purchase product in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as customers seek to reduce their inventory levels. To the extent customers seek to reduce their usual or customary inventory levels, our sales may be adversely affected.

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

We use a single national broker to represent a significant portion of our branded products to the retail grocery trade and any failure by the broker to effectively represent us would adversely affect our business.

We use a single national broker to represent a significant portion of our branded products to the retail grocery trade. Our business would suffer substantial disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent us to the retail grocery trade. Changes in our sales strategy may impact this relationship.

If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat, soybean meal and soybean oil used in the production of certain of our products. Additionally, we have a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices as well as a hedging program relating to natural gas. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

Concerns regarding methylmercury in seafood products, including tuna, could adversely affect our business.

A 2004 consumer advisory jointly issued by the U.S. Food and Drug Administration and the Environmental Protection Agency (the “EPA”) provided some consumers (in particular, women who may become pregnant, pregnant women, nursing mothers and young children) with information emphasizing the value of fish and shellfish in healthy diets and the need to limit their dietary exposure to methylmercury found in certain sea foods, including tuna. This advisory was focused on specific consumer populations that are most susceptible to the harmful effects of methylmercury. With respect to canned tuna, health officials advised that these certain consumers can eat up to 12 ounces of light tuna or six ounces of white tuna per week. Discussions, stories, concerns and warnings regarding mercury levels in seafood, including tuna, appear in various media outlets and other venues with increasing frequency. We may be adversely affected by this publicity and the recently announced guidance as well as any future warnings, guidance, recommendations, developments or publicity. Consumer perceptions that consumption of canned tuna should be limited may adversely affect our business and results of operations.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. Our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. We may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

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

Our executive offices, one of our research centers, and some of our fruit, vegetable and tomato operations are located where earthquakes can occur. Additionally, some of our tuna operations are located in areas where natural disasters such as hurricanes can occur. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Inventory in our Del Monte Brands operating segment’s results of operations is highly seasonal. Interference with our production schedule during peak months or inventory shortages could negatively impact our results of operations.

We do not manufacture the majority of our Del Monte Brands products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season.” An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our results of operations.

In the majority of our Del Monte Brands businesses, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, or if demand for product is greater than forecasted, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. We could also experience inventory shortages in the event of can or end defects, whether discovered during the pack season or thereafter, or other factors. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share and our customer relationships may be harmed.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins and tropical fruits, some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products, and most of our tuna pouch products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance. Additionally, from time to time, a co-packer may experience financial difficulties or bankruptcy, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

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

Manufacturing, processing, labeling, packaging, storing and distributing food products are activities that are subject to extensive federal, state and local regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including any new regulations such as the new federal Country of Origin Labeling (“COOL”) labeling requirements, can be costly. Failure to comply with all applicable laws and regulations, including, among others, California’s Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations. Issues such as national security or health and safety, which slow or otherwise restrict imports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

If we are unable to renew our lease in Terminal Island, CA, we may incur expenses that could materially adversely affect our earnings.

The current ground lease for our facilities in Terminal Island, CA terminated May 1, 2006. We believe we have negotiated an up to three and a half year extension of this lease. If we are unable to enter into an agreement reflecting such extension on these or substantially similar terms, we would accelerate certain demolition, remediation and relocation expenses and be responsible for reimbursing certain third-party costs and losses. These expenses could materially adversely affect our earnings.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers subject us to the risks of doing business abroad. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. For example, we currently import tuna pouch products from Ecuador on a duty-free basis under the Andean Trade Preference and Drug Eradication Act (ATPDEA), which expires December 31, 2006. If new legislation is not adopted that provides similar benefits to the ATPDEA, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of the ATPDEA in the short-term, such as accelerating our production of affected products and increasing our inventories, could adversely affect our results of operations.

In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. For example, wage rates in American Samoa are currently substantially higher than wage rates in Thailand. However, this wage rate difference is generally offset by the fact that U.S. tariffs are currently imposed on Thai products but not on American Samoa products.

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

Our brand names and trademarks, including the marks “Del Monte,” “StarKist,” “9Lives,”, “Kibbles ‘n Bits,” “Meow Mix,” and “Milk-Bone,” are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Intellectual property infringement claims may adversely impact our results of operations.

As we develop, introduce and acquire products, we may be increasingly subject to claims by others that we infringe on their intellectual property. Such claims may require us to change our products, cease selling certain products or engage in litigation to determine the scope and validity of such claims. Any of such events may adversely impact our results of operations.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

As of April 30, 2006, we have 15 collective bargaining agreements with 13 union locals covering approximately 63% of our hourly full time and seasonal employees. Of these employees, approximately 83% are covered under collective bargaining agreements scheduled to expire in fiscal 2007, and approximately 17% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2008. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected. In connection with our recent acquisition of Milk-Bone, we assumed three collective bargaining agreements with three union locals covering approximately 190 employees.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

We have licensed the Del Monte brand name (and with respect to The Philippines and South Africa, transferred title) to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name, the trading prices for our common stock and demand for our products. Third-party announcements or rumors about these licensees could also have these negative effects. In addition, in connection with the 2002 Merger, Heinz retained its ownership of some of the brand names used by our businesses in countries in which we do not compete. Acts or omissions by Heinz or its licensees that adversely affect the value of these brand names may also adversely affect demand for our products.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of April 30, 2006, our principal facilities included 15 production facilities and 11 distribution centers in the United States, as well as four production facilities and one other facility in foreign locations. We generally own our production facilities. Our distribution centers are owned or leased by us, or operated by others on our behalf. We also own the cold storage facility in Manta, Ecuador. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties together with a leased real property located in Mendota, IL, are subject to mortgages or other applicable security interests in favor of the lenders under our amended senior credit facility. Our combined production facilities total approximately 5.4 million square feet of owned property, while our distribution centers total approximately 1.7 million square feet of owned property and approximately 3.3 million square feet of leased property.

The following table lists our principal production facilities and distribution centers as of April 30, 2006:

Location	Reportable Segment
Production Facilities
United States:
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products
Foreign Locations:
Pago Pago, American Samoa	Consumer Products and Pet Products
Turmero, Venezuela	Consumer Products
Montemorelos, Nuevo Leon, Mexico	Consumer Products
Tlatlauquitepec, Puebla, Mexico	Consumer Products

Distribution Centers
United States:
Fontana, CA	Consumer Products and Pet Products
Lathrop, CA	Consumer Products and Pet Products
Terminal Island, CA	Consumer Products and Pet Products
Jacksonville, FL	Consumer Products and Pet Products
Atlanta, GA	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products

Location	Reportable Segment
Rochelle, IL	Consumer Products
Bloomsburg, PA	Pet Products
York, PA	Consumer Products
Fort Worth, TX	Consumer Products and Pet Products
McAllen, TX (Refrigerated)	Consumer Products

Other Facilities
Manta, Ecuador (Cold Storage)	Consumer Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We own our primary research and development facilities in Walnut Creek, CA, Terminal Island, CA and Pittsburgh, PA. We also own or lease additional administrative facilities in Pittsburgh, PA. During fiscal 2004, we committed to a lease arrangement for a new administrative office facility in Pittsburgh, PA, and, in January 2006, we began to occupy this new facility.

Our facilities in Birmingham, AL, Stockton, CA and Swedesboro, NJ are currently held for sale. In addition, we also have parcels of land adjacent to our facilities in Walnut Creek, CA and Rochelle, IL that are currently held for sale. During fiscal 2006, we sold a portion of our property in San Jose, CA, as well as our facility in Elmira, Ontario, Canada, which was included in discontinued operations.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.	Legal Proceedings

We are a defendant in an action filed in the Superior Court in Middlesex, NJ, on May 15, 2006. The complaint alleges that four-packs of StarKist albacore tuna wrapped in shrink-wrap were mislabeled because the nutritional information on the shrink-wrap was different from the nutritional information on the individual cans. The causes of action include consumer fraud, violations of the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and unjust enrichment and seeks compensatory, punitive and treble damages. The complaint seeks certification of this matter as a class action. We dispute the plaintiff’s allegations. We are not able to estimate our exposure, if any, at this time and accordingly we have not accrued any reserves for this matter.

We filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics (“Pacer”). We alleged that Pacer breached the Logistics Services Agreement (the “Pacer Agreement”) entered into between the companies on April 4, 2005, effective as of March 4, 2005. We are seeking damages of $40.0 million. Pacer filed a Demand for Arbitration with AAA on March 9, 2006, as amended on April 4, 2006, in which Pacer asserted claims against us for breach of the Pacer Agreement. Pacer is seeking a declaration of its ability to terminate the Pacer Agreement and damages of $22.5 million. We have denied Pacer’s claims. We believe we have accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, we began using a different transportation services provider beginning on May 1, 2006.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises. Counter-claims against us by two third-parties in the amount of $1.4 million remained after the settlement with PPI Enterprises. The court granted our motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. We settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. We believe we have accrued adequate reserves to cover any material liability that may result from the remaining counterclaim.

We were a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. The plaintiff may appeal this ruling.

We were a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. The Attorney General may appeal this ruling.

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

During prior quarters in fiscal 2006, we also concluded the following matters:

We were a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 million for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that we infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6 million. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of our total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6 million. On May 19, 2005, we filed a notice of appeal. On September 2, 2005, we resolved remaining disputes with Mars. We withdrew our appeal on September 6, 2005. In the second quarter of fiscal 2006, we paid all amounts due in accordance with the final judgment.

We filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants on behalf of purchasers of linerboard. We elected to opt-out of the class action and file suit separately. We were seeking to recover damages sustained as a result of this alleged conspiracy. In the fourth quarter of fiscal 2005, we settled with some of the defendants in this litigation. In the second quarter of fiscal 2006, we settled with the remaining defendants in this litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “DLM.” We voluntarily de-listed from the Pacific Exchange during fiscal 2006 due to the limited volume traded on that exchange.

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated:

	High	Low
Fiscal 2006
First Quarter	$11.44	$9.87
Second Quarter	11.50	9.77
Third Quarter	10.78	9.78
Fourth Quarter	12.10	10.31
Fiscal 2005
First Quarter	$11.25	$9.44
Second Quarter	11.02	10.08
Third Quarter	11.65	10.11
Fourth Quarter	11.53	10.21

Dividend Policy

Prior to fiscal 2006, we had not paid a cash dividend on our common stock since our initial public offering in February 1999. We declared aggregate dividends of approximately $16 million during fiscal 2006, of which approximately $8 million of such dividends were paid during fiscal 2006. The dividends were declared in December 2005 and March 2006 and were paid in February and May 2006, respectively. In each case, the dividend declared and paid was $0.04 per share of outstanding common stock of DMFC.

Our credit facility and indentures generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. Under the credit facility, as amended, one of the exceptions provides that so long as no default or event of default has occurred and is continuing or would result therefrom, DMC may pay dividends to DMFC in an aggregate amount not to exceed the sum of (i) $195 million plus (ii) 50% of consolidated net income of DMFC determined on a cumulative basis from October 31, 2005, plus (iii) at such time as no more than $25 million in principal amount of Del Monte’s 8 5/8% Senior Subordinated Notes due 2012 remain outstanding, an additional $110 million; provided that no dividend payment may be made under the credit facility if the making of such dividend payment would violate applicable provisions of Del Monte’s indentures. As of April 30, 2006, the amount available to be paid as additional dividends by DMC to DMFC under this provision of the credit facility was approximately $230 million. The restriction on DMC dividends described above currently is more restrictive than the comparable provisions in the indentures. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further.

We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 7. Short-Term Borrowings and Long-Term Debt” to our consolidated financial statements in this annual report on Form 10-K.

We expect to continue to use cash flows from operations (and other sources of cash, if any) to finance our working capital needs, to pay dividends (subject to the conditions described above), to reduce debt, and to develop and grow our business. We may from time to time consider other uses for our cash flows from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions.

Stockholders

As of June 28, 2006, we had 42,911 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

Information required by Item 5 of Part II of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, under the caption relating to our Equity Compensation Plan, and such information is incorporated in this section by reference.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended April 30, 2006.

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

In connection with the June 29, 2005 ASB, Goldman Sachs was expected to purchase an equivalent amount of shares in the open-market over time. At the end of the program, we were to pay a price adjustment based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares purchased in connection with the June 29, 2005 ASB were subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment could have been settled, at our option, in cash or in shares of our common stock.

As described under “Dividend Policy” above, in December 2005, we declared a cash dividend of $0.04 per share on our common stock. Pursuant to the June 29, 2005 ASB with Goldman Sachs, the declaration of such dividend constituted an Extraordinary Dividend (as defined in the June 29, 2005 ASB) and provided Goldman Sachs with the right to terminate the June 29, 2005 ASB. On December 19, 2005, Goldman Sachs notified us of its intent to terminate the June 29, 2005 ASB effective as of the close of business on such date. The termination did not affect the retirement of the shares previously repurchased by us but, as described below, affected the timing and amount of payments between the parties with respect to the June 29, 2005 ASB.

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

The December 19, 2005 ASB contains terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both us and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments is the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar, over a period that is expected to extend to late October 2006. Any payments that we may make under the December 19, 2005 ASB can be settled, at our option, in cash or in shares of our common stock. Pursuant to the agreements governing the December 19, 2005 ASB, we must have 25,000,000 shares available for issuance during the term of the program.

Item 6.	Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated. The selected historical financial data for the fiscal years ended April 30, 2006, May 1, 2005, and May 2, 2004 was derived from the audited balance sheets as of April 30, 2006, May 1, 2005, and May 2, 2004, respectively, and the audited statements of operations for each of the years then ended, as audited by KPMG LLP. As a result of the need to classify certain assets as discontinued operations to conform to the fiscal 2006 presentation, the selected historical financial data as of and for the period ended April 27, 2003 and May 2, 2002 is unaudited. For the periods prior to December 20, 2002, the selected historical financial data reflect the results of operations of the 2002 Acquired Businesses while under the management of Heinz, and include the results of the fruit, vegetable and tomato businesses post December 20, 2002. The 2002 Acquired Businesses were not historically managed as a standalone entity but as part of the operations of Heinz. Additionally, our financial statements for fiscal year 2002 and the first 8 months of fiscal 2003 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the 2002 Acquired Businesses had been operated as an independent company during these periods. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2006	2005	2004	2003	2002
	(in millions, except share and per share data)
Statement of Income Data (a)(b)(c):
Net sales	$2,998.6	$2,899.3	$2,856.3	$1,830.1	$1,466.5
Cost of products sold	2,213.9	2,155.5	2,085.9	1,351.1	1,060.4

Gross Profit	784.7	743.8	770.4	479.0	406.1
Selling, general and administrative expense	479.9	449.5	424.4	286.9	221.2

Operating income	304.8	294.3	346.0	192.1	184.9
Interest expense	88.2	130.8	129.0	45.3	—
Other expense (income)	1.1	2.8	(1.7)	4.4	(1.2)

Income from continuing operations before income taxes	215.5	160.7	218.7	142.4	186.1
Provision for income taxes	78.5	60.1	77.8	44.4	54.7

Income from continuing operations	137.0	100.6	140.9	98.0	131.4
Income from discontinued operations (net of taxes of $18.1, $11.1, $14.8, $23.2, and $27.2, respectively)	32.9	17.3	23.7	35.5	48.6

Net income	$169.9	$117.9	$164.6	$133.5	$180.0

Diluted earnings per common share:
Continuing operations	$0.67	$0.48	$0.67	$0.56	$0.84
Discontinued operations	0.16	0.08	0.11	0.20	0.31

	$0.83	$0.56	$0.78	$0.76	$1.15

Weighted average number of diluted shares outstanding	204,192,309	212,355,623	211,212,242	176,494,577	156,951,113

	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003	May 1, 2002
Balance Sheet Data:
Total assets	$3,622.9	$3,530.6	$3,459.7	$3,544.9	$1,835.3
Long-term debt, excluding current portion	1,242.5	1,301.0	1,366.1	1,631.7	—
Parent company investment	—	—	—	—	1,592.6
Stockholders’ equity	1,314.0	1,260.6	1,128.9	949.4	—

	Fiscal Year
	2006	2005	2004	2003	2002
Cash Flow Data:
Cash flows provided by operating activities	$261.2	$273.3	$277.5	$495.7	$198.4
Cash flows provided by (used in) investing activities	182.4	(71.8)	(1.2)	(174.9)	(20.2)
Cash flows used in financing activities	(129.0)	(92.6)	(283.0)	(285.2)	(180.8)
Capital expenditures	69.1	73.1	82.7	197.2	19.5

	Fiscal Year
	2006	2005	2004	2003	2002
Other Data:
Cash dividends declared per common share	$0.08	$—	$—	$—	$—

(a)	The fiscal 2003 financial results include the operations of the Del Monte Brands business after December 20, 2002.
(b)	The financial results prior to December 20, 2002 include no debt or interest expense.
(c)	The financial results for fiscal 2004 contain 53 weeks and the financial results in fiscal 2006, fiscal 2005, fiscal 2003 and fiscal 2002 contain only 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 30, 2006. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended April 30, 2006 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year’s presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1A. “Risk Factors.”

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages and Pounce. As a result of our recent acquisitions discussed in the “Executive Overview” below, we have added the Meow Mix, Alley Cat and Milk-Bone brands to our pet products portfolio.

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to a separation agreement between Heinz and SKF Foods, Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and an Agreement and Plan of Merger (the “2002 Merger Agreement”), among Del Monte Foods Company (“DMFC”), SKF, and Del Monte Corporation, a wholly-owned direct subsidiary of DMFC (“pre-Merger DMC”). This acquisition is referred to as the “2002 Merger.” See “Note 1. Business and Basis of Presentation” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of this acquisition.

On April 24, 2006, we sold certain assets and liabilities related to our private label soup, infant feeding and food service soup businesses to TreeHouse Foods, Inc. The results of operations of these businesses have been reclassified to discontinued operations for all periods presented. See “Note 1. Business and Basis of Presentation” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of this divestiture.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2006	2005	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$2,998.6	$2,899.3	$99.3	3.4%	(0.8)%	4.2%
Cost of Products Sold	2,213.9	2,155.5	58.4	2.7%	(0.7)%	3.4%

Gross Profit	784.7	743.8	40.9	5.5%
Selling, General and Administrative Expense	479.9	449.5	30.4	6.8%

Operating Income	$304.8	$294.3	$10.5	3.6%

Gross Margin	26.2%	25.7%
Selling, General and Administrative Expense as a % of net sales	16.0%	15.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our fiscal 2006 results reflect increased pricing across our business, partially offset by continuing inflationary cost pressures. In fiscal 2006, we achieved net sales of $2,998.6 million, operating income of $304.8 million and net income of $169.9 million, compared to net sales of $2,899.3 million, operating income of $294.3 million and net income of $117.9 million in fiscal 2005. In fiscal 2005, we incurred $33.5 million in costs related to the debt refinancing described in “Liquidity and Capital Resources” below and $20.7 million of integration expense, while we did not have these types of costs in fiscal 2006.

We continued to generate strong cash flow in fiscal 2006. At April 30, 2006 we had $459.9 million in cash and $43.3 million of restricted cash. Our cash balances were generated from operations as well as the proceeds from the divestiture noted below. Subsequent to April 30, 2006, we used this cash, along with additional debt, to complete the acquisitions noted below.

In June 2005, we announced our long-term strategy, or Strategic Plan, designed to fulfill our mission to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market. In line with our Strategic Plan, on April 24, 2006, pursuant to an agreement dated March 1, 2006, we sold to TreeHouse Foods, Inc. (“TreeHouse”) certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to our private label soup business, infant feeding business (conducted under the brand name Nature’s Goodness), and food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses and paid a purchase price of approximately $275 million in cash, subject to post-closing adjustment based on a determination of working capital at closing. We believe this divestiture will simplify our business and enable us to focus our innovation initiatives and financial resources against faster-growing, margin-enhancing branded businesses that share a common go-to-market platform.

On March 1, 2006, we entered into an agreement to acquire privately held Meow Mix Holdings, Inc. (“Meow Mix”) for approximately $705 million. Meow Mix is the maker of Meow Mix brand cat food and Alley Cat brand dry cat food. We completed the acquisition on May 19, 2006. We funded the Meow Mix acquisition with proceeds from the divestiture of the Soup and Infant Feeding Businesses, as well as with cash from operations and additional debt. The financial results of Meow Mix are expected to be reported within our Pet Products reportable segment. On March 15, 2006, we entered into an agreement with Kraft Foods Global, Inc. to acquire certain pet product assets, including the Milk-Bone brand (“Milk-Bone”) for approximately $580 million in cash, subject to a post-closing adjustment for inventory of the business at closing. We completed the acquisition effective July 2, 2006. We funded the Milk-Bone acquisition with additional debt. The financial results of Milk-Bone are expected to be reported within our Pet Products reportable segment. We believe this acquisition, together with the Meow Mix acquisition, will give our pet business an improved platform for developing innovative and successful products and enhance our overall gross margins.

Economic Factors

During fiscal 2006, we experienced higher steel and other packaging costs; energy, logistics and other transportation-related costs; and fish costs. We implemented price increases across all of our operating segments which offset these cost increases; however, we believe that we will continue to experience cost increases in fiscal 2007, primarily in steel and other packaging costs, and energy, logistics and other transportation-related costs.

Strategic Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality food products in the U. S. retail market. As part of our long-term strategy announced in early fiscal 2006 and referred to as Project Brand, we plan to continue to focus on five main goals. These goals include 1) innovation and brand driven growth, 2) portfolio assessment, 3) asset and cost streamlining, 4) mergers and acquisitions vigilance, and 5) financial flexibility. Each of these goals and our progress against these goals is described below.

Innovation and brand driven growth—We leveraged our brands and innovation to expand sales in our existing categories. We believe that in our Consumer Products segment our Del Monte brand has significant potential beyond its traditional product categories. Over 90% of our products are all natural, without preservatives, and we believe they have the potential to help meet the health and wellness needs of our consumers. We built on that potential in fiscal 2006 with the introduction of new flavors of Fruit Naturals Single Serve Fruit and Del Monte Organic Tomatoes. We believe our StarKist brand and the seafood category have potential well beyond the traditional “chunk light halves” products. We leveraged our StarKist brand strength in fiscal 2006 with the introduction of products such as StarKist Tuna Fillets in a pouch. In our Pet Products segment, we leveraged our innovation and brand building ability through the introduction of products such as Meaty Bones Denta Delicious long lasting chew, Snausages Roverolis and Pizza Flavored Canine Carryouts. We plan to continue to focus our innovation against our key higher margin, higher growth categories, pet snacks, and dry pet food.

Portfolio assessment—We divested our off-strategy, lower margin Soup and Infant Feeding Businesses in fiscal 2006. This contributed significantly to our overall SKU reduction. We expect this will improve our inventory management, reduce supply chain costs and simplify our overall business. We plan to invest in on-strategy higher margin areas of our business.

Asset and cost streamlining—We will continue to review our asset base for alignment with our brand-driven strategy. Our goal is to create a sourcing and supply chain structure that will provide greater flexibility compared to a more traditional fixed-asset focused business. In terms of our costs, we have taken significant steps in fiscal 2006 to reduce and realign our cost base. Our cost reduction initiatives were significant in fiscal 2006 and helped offset a portion of the cost increases that impacted us in fiscal 2006. We expect that these initiatives will result in additional cost savings over the next two years that will help mitigate the continued cost pressures from the economic factors described above.

Mergers and acquisitions vigilance—Subsequent to the end of fiscal 2006, we completed the Meow Mix and Milk-Bone acquisitions as described in the “Executive Overview” above. We believe these acquisitions will improve the competitive position of our pet products portfolio and enhance our overall gross margins. We continue to believe that the Del Monte platform has the potential to add value to acquired U.S. brands and we will continue to evaluate acquisition opportunities. Our strategy may also involve exploring divestures of businesses or other assets that do not meet our portfolio or asset requirements.

Financial flexibility—We plan to continue to prudently manage debt while we return cash to stockholders. In fiscal 2006, we executed a $125 million stock repurchase as described in “—Liquidity and Capital Resources.” In addition, in each of the third and fourth quarters of fiscal 2006, we declared a cash dividend of $0.04 per share of our common stock. We expect to continue to pay quarterly dividends; however, there can be no assurance that future dividends will be declared or paid. The declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.

Transformation Plan

On June 22, 2006, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the recent acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

As part of our plan, we will be focusing on the following initiatives:

•	Implementing supply chain efficiencies to improve order management, supply chain planning, execution and inventory reduction capabilities.

•	Optimizing our dry pet manufacturing matrix to fully leverage our larger, post-acquisition scale to lower delivered costs.

•	Streamlining the organization by eliminating management layers in order to shorten lines of communication and accelerate decision-making, as well as to broaden responsibilities and expand opportunities so we can retain and attract top talent. We plan to reduce our SG&A headcount by more than 7%, with reductions in both Pittsburgh and San Francisco.

•	Implementing enhanced trade fund management capabilities by increasing and upgrading systems and processes used to fund and track promotions.

We expect to incur costs associated with these initiatives over the next two years of approximately $110 million in pre-tax costs, including $60 million in anticipated capital expenditures and $10 million of non-cash expenses. We expect to begin generating savings in fiscal 2007, and capture approximately $40 million of pre-tax savings in fiscal 2008 and approximately $50 million in fiscal 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles with indefinite lives, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors of DMFC and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 2 to our consolidated financial statements for fiscal 2006. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during fiscal 2006 and fiscal 2005 resulted in net reductions to the trade promotion liability and increases in net sales of $4.3 million and $5.8 million, respectively, which related to prior year activity. These adjustments represented less than 1% of our trade promotion expense in both fiscal 2006 and fiscal 2005.

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

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our Pension Benefits and Other Benefits:

	2006	2005
Pension Benefits
Discount rate used in determining projected benefit obligation	6.15%	5.75%
Rate of increase in compensation levels	4.27%	4.28%
Other Benefits
Discount rate used in determining projected benefit obligation	6.15%	6.00%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our Pension Benefits and Other Benefits:

	2006	2005
Pension Benefits
Discount rate used to determine periodic benefit cost	5.75%	6.25%
Rate of increase in compensation levels	4.28%	4.94%
Long-term rate of return on assets	8.50%	8.75%
Other Benefits
Discount rate used to determine periodic benefit cost	5.70%	6.25%

For measurement purposes, a 10.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2006 and fiscal 2005, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next five years and remain at that level thereafter. For the health maintenance organization plans, a 12.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006 and fiscal 2005, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next seven years. A 5.5% and a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2006 and fiscal 2005, respectively.

Sensitivity of Assumptions. If we assumed a 100 basis point change in the following assumptions, our fiscal 2006 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(39.8)	$48.0
Discount rate used in determining net pension expense	(2.2)	1.5
Long-term rate of return on assets used in determining net pension expense	(2.9)	2.9
Other Benefits
Discount rate used in determining projected benefit obligation	(15.1)	18.4

An increase in the assumed health care cost trend by 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2006 year-end by $16.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.8 million. A decrease in the assumed health care cost trend by 100 basis points would decrease the postretirement benefit obligation for the fiscal 2006 year-end by $13.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.3 million.

Future Expense. Our fiscal 2007 pension expense is currently estimated to be approximately $12 million and we expect to recognize a credit to other benefits expense of approximately $0.3 million. These estimates incorporate our 2007 assumptions as well as the impact of an amendment to our retiree medical and dental benefit plans, which eliminated benefits for those who are eligible for Medicare Part D, beginning in calendar year 2006. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles with Indefinite Lives

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

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during fiscal 2006, fiscal 2005 or fiscal 2004. During fiscal 2006 and fiscal 2005, we determined that immaterial unamortized balances of Amortizing Brands were impaired, and, accordingly, recognized an impairment charge to write-off such immaterial balances. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2004. At April 30, 2006, we had $758.7 million of goodwill, $525.2 million of Non-Amortizing Brands and $44.3 million of Amortizing Brands, net of amortization. The Pet Products segment has 73% of the goodwill and the Consumer Products segment has 83% of the Non-Amortizing Brands, with the Del Monte brand itself comprising 67% of the total. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

Stock Option Expense

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2007 and expects that the implementation of SFAS 123R will result in a minor increase to our stock-based compensation expense in fiscal 2007.

The fair value of stock options granted was $8.8 million, $15.3 million, $14.1 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The fair value of stock options granted will be recognized as stock compensation expense over the vesting period of the options.

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

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for stock options granted during fiscal 2006, fiscal 2005 and fiscal 2004:

	2006	2005	2004
Weighted average exercise price	$10.24	$10.60	$8.86
Risk-free interest rate	4.2%	3.6%	3.7%
Expected stock volatility	29.6%	32.0%	34.8%
Dividend yield	0.9%	0.0%	0.0%
Expected life (in years)	7.0	7.0	7.0

Weighted average option value	$3.73	$4.39	$3.88

The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over the last several years. We had not historically paid a dividend; however, in the second quarter of fiscal 2006, we began using a dividend yield of 0.9% as it was deemed likely that a dividend would be paid within the seven-year life of the options.

Sensitivity of Assumptions (1). If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase/(decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Risk-free interest rate	6.2%	(6.2)%
Expected stock volatility	1.9%	(2.0)%
Dividend yield	(12.6)%	14.0%
Expected life	6.6%	(7.3)%

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 28, 2006, expected life of 7 years, risk-free interest rate equal to the April 28, 2006 rate for 7-year Treasury constant maturity bonds, average stock volatility used during fiscal 2006, and expected dividend yield of 0.9%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2006, we experienced no material adjustments to our estimates.

Results of Operations

Fiscal 2006 vs. Fiscal 2005

Net sales

	Fiscal Year
	2006	2005	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,142.3	$2,059.4	$82.9	4.0%	(1.5)%	5.5%
Pet Products	856.3	839.9	16.4	2.0%	1.1%	0.9%

Total Company	$2,998.6	$2,899.3	$99.3	3.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $99.3 million, or 3.4%, in fiscal 2006 compared to fiscal 2005. The increase was primarily due to increased net sales in our Consumer Products reportable segment.

Net sales in our Consumer Products reportable segment increased by $82.9 million, or 4.0% in fiscal 2006 compared to fiscal 2005. Increased pricing drove 5.5% net sales growth during the year, driven by pricing gains reflected throughout the reportable segment. The pricing increase was partially offset by volume declines, primarily from price elasticity (the volume decline associated with price increases). The Del Monte Brands operating segment had sales of $1,576.4 million in fiscal 2006, an increase of $61.0 million or 4.0% over fiscal 2005. We benefited from price increases, increased fruit volume driven by the health and wellness trend and new product volume, partially offset by the effect of price elasticity. To a lesser degree, we also benefited from increased tomato sales, resulting from customers buying in advance of our May 1 price increase, and expect first quarter fiscal 2007 sales of tomatoes to be lower than first quarter fiscal 2006 as a result. The StarKist Seafood operating segment had sales of $565.9 million, an increase of $21.9 million or 4.0%, compared to fiscal 2005. This increase was primarily due to pricing actions and increased sales volume of pouch products. The impact of such increases was partially offset by expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products.

Net sales in our Pet Products reportable segment increased $16.4 million, or 2.0%, in fiscal 2006 compared to fiscal 2005. Pricing and new products in dry dog and pet snacks drove sales growth, partially offset by lower volume in wet pet food sales.

Cost of products sold

Cost of products sold increased by $58.4 million, or 2.7%, in fiscal 2006 compared to fiscal 2005. This increase was primarily a result of cost increases. Our cost increases were primarily due to higher steel and other packaging costs, energy, logistics and other transportation-related costs and fish costs. In fiscal 2005, cost of products sold included $5.6 million of integration costs, while in fiscal 2006, we did not have such costs.

Gross margin

Our gross margin percentage for fiscal 2006 increased 50 basis points to 26.2% compared to 25.7% for fiscal 2005. Net pricing benefited gross margin by 2.9 points. This benefit was partially offset by a 2.4 margin point reduction related to higher costs. The higher costs reflected higher manufacturing and energy costs, steel and other packaging costs, logistics and other transportation-related costs, and fish costs, partially offset by lower commodity, ingredient and integration costs. Energy, logistics and other transportation-related costs were impacted by higher oil and natural gas prices than in the prior year.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $30.4 million, or 6.8%, during fiscal 2006 compared to fiscal 2005. This increase was primarily driven by a $26.5 million increase in transportation costs and $19.3 million in incentive compensation costs under our Annual Incentive Plan. The increase in SG&A expense was also due to higher benefit and other costs. There was no accrual for the Annual Incentive Plan for fiscal 2005 because no bonuses were paid with respect to fiscal 2005. The increase in SG&A was partially offset by the absence of integration costs and certain legal expenses related to the Kal Kan litigation, as well as lower marketing expenses. In fiscal 2005, SG&A included $15.1 million in integration costs, while in fiscal 2006 we did not have such costs.

Operating income

	Fiscal Year
	2006	2005	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$212.4	$212.1	$0.3	0.1%
Pet Products	141.8	126.4	15.4	12.2%
Corporate (a)	(49.4)	(44.2)	(5.2)	11.8%

Total Company	$304.8	$294.3	$10.5	3.6%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income increased by $10.5 million, or 3.6%, during fiscal 2006 compared to fiscal 2005, primarily due to higher product pricing, partially offset by higher costs, primarily energy, logistics and other transportation-related costs, fish costs and steel and other packaging costs. The increase in operating income in fiscal 2006 was also impacted by the absence of $20.7 million of integration costs incurred in fiscal 2005, which was largely offset by the incentive compensation cost recognized under the Annual Incentive Plan in fiscal 2006.

Our Consumer Products reportable segment’s operating income increased by $0.3 million, or 0.1%, during fiscal 2006, compared to fiscal 2005. The impact of the increase in sales and the decrease in integration costs completely offset the higher inflationary costs related to energy, logistics and other transportation-related costs, steel and other packaging costs and fish costs, in addition to the increased SG&A expenses as noted above.

Our Pet Products reportable segment’s operating income increased by $15.4 million, or 12.2%, during fiscal 2006 compared to fiscal 2005. This increase was driven primarily by increased net pricing and decreased marketing expense, partially offset by inflationary cost increases in steel, energy, logistics and other transportation-related costs. The increase in fiscal 2006 also resulted from the absence of certain legal expenses related to Kal Kan of $7.5 million.

Our Corporate Expenses increased by $5.2 million, or 11.8%, in fiscal 2006 compared to fiscal 2005, primarily due to incentive compensation costs under the Annual Incentive Plan (which were absent in fiscal 2005) and higher benefit and other costs, partially offset by the $5.8 million decrease in integration expense.

Interest expense

Interest expense decreased by $42.6 million, or 32.6%, in fiscal 2006 compared to fiscal 2005. This decrease was driven by $33.5 million in costs related to our debt refinancing in February 2005 which did not recur in fiscal 2006. See “—Liquidity and Capital Resources” section for detailed discussion of the refinancing. The remaining decrease resulted from lower debt balances in fiscal 2006 than in fiscal 2005 and reduced interest rates as a result of the refinancing in February 2005. We expect interest expense to increase in fiscal 2007 as a result of higher debt balances resulting from the recent acquisitions, as well as increasing interest rates.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2006 was 36.4% compared to 37.4% for fiscal 2005. The decrease in the tax rate was primarily due to the tax benefit from foreign losses, the commencement of the deduction relating to U.S. production activities, and an increase in tax credits in fiscal 2006. These decreases were partially offset with a greater portion of pre-tax income being taxed in higher rate jurisdictions. We expect our effective tax rate to be between 37% and 39% in fiscal 2007. While we have benefited from the Section 936 federal income tax credit in the past, our tax rate for fiscal 2007 assumes no benefit related to the Section 936 federal income tax credit since the legislation has expired.

Income from discontinued operations

Income from discontinued operations increased $15.6 million from fiscal 2005 to fiscal 2006. This increase resulted primarily from the approximately $11 million gain on the sale of the Soup and Infant Feeding Businesses.

Fiscal 2005 vs. Fiscal 2004

Factors Affecting Comparability of Results

A factor that affected comparability of our results of operations between fiscal 2005 and fiscal 2004 relates to our fiscal year, which ends on the Sunday closest to April 30. Every five or six fiscal years, depending on leap years, our fiscal year has 53-weeks. Fiscal 2004 had 53-weeks, while fiscal 2005 had 52-weeks. We have estimated the impact of the 53rd week to be approximately 2% of sales.

Net sales

	Fiscal Year
	2005	2004	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,059.4	$2,067.0	$(7.6)	(0.4)%	(3.2)%	2.8%
Pet Products	839.9	789.3	50.6	6.4%	7.2%	(0.8)%

Total Company	$2,899.3	$2,856.3	$43.0	1.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $43.0 million, or 1.5%, in fiscal 2005 compared to fiscal 2004. The increase was primarily due to increased net sales in our Pet Products reportable segment.

Net sales in our Consumer Products reportable segment decreased by $7.6 million, or 0.4%, in fiscal 2005 compared to fiscal 2004. Increased pricing was more than offset by a volume decrease due to the additional week in fiscal 2004. In addition, we had a volume decrease in our StarKist Seafood operating segment’s net sales resulting from a strategic decision to change our promotional strategy for our chunk light tuna halves products.

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

Cost of products sold

Cost of products sold increased by $69.6 million, or 3.3%, in fiscal 2005 compared to fiscal 2004. This increase was primarily a result of cost increases. Our cost increases were primarily due to higher steel, fish, energy, logistics and other transportation-related costs, commodity and ingredient costs. These increases were partially offset by lower volume caused by the absence of the 53rd week in fiscal 2005. In fiscal 2005 and fiscal 2004, cost of products sold included expenses for integration, restructuring and merger-related items totaling $5.6 million and $4.3 million, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $25.1 million, or 5.9%, during fiscal 2005 compared to fiscal 2004. This increase was primarily driven by a $27.1 million increase in transportation costs and a 21% increase in marketing investments across all of our reportable segments. The increase in SG&A expense was also due to increased legal expenses, including the unfavorable verdict related to the Kal Kan litigation for which we recorded $7.5 million of expense in fiscal 2005, and increased professional services costs primarily resulting from costs incurred to comply with the Sarbanes-Oxley Act of 2002. The increase in SG&A was partially offset by the absence of an expense related to our Annual Incentive Plan as we did not meet the criteria for bonus payments to employees under the plan. The bonus expense recognized under the Annual Incentive Plan in fiscal 2004 was $19.8 million. In fiscal 2005 and fiscal 2004, SG&A included expenses for integration, restructuring and merger-related items totaling $15.1 million and $26.0 million, respectively.

Operating income

	Fiscal Year
	2005	2004	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$212.1	$223.5	$(11.4)	(5.1)%
Pet Products	126.4	156.6	(30.2)	(19.3)%
Corporate (a)	(44.2)	(34.1)	(10.1)	29.6%

Total Company	$294.3	$346.0	$(51.7)	(14.9)%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income decreased by $51.7 million, or 14.9%, during fiscal 2005 compared to fiscal 2004, primarily due to higher inflationary costs, primarily energy, logistics and other transportation-related costs, fish costs and steel costs and new product investment costs, partially offset by higher product pricing and a reduction in compensation and benefits expenses. Operating income was also negatively impacted by the absence of the 53rd week in fiscal 2005 when compared to fiscal 2004.

Our Consumer Products reportable segment’s operating income decreased by $11.4 million, or 5.1%, during fiscal 2005, compared to fiscal 2004. This decrease was primarily attributable to increased fish, steel, logistics and other transportation-related costs.

Our Pet Products reportable segment’s operating income decreased by $30.2 million, or 19.3%, during fiscal 2005 compared to fiscal 2004. This decline occurred despite Pet Products net sales growth of 6.4% during fiscal 2005. The earnings impact from our net sales growth was largely offset by an unfavorable product mix shift towards pet foods, which generally have lower gross margins than our pet snack products. Inflationary pressures, primarily from higher commodity, ingredient, steel, and energy, logistics and other transportation-related costs, and significantly higher marketing investments also negatively impacted earnings.

Our Corporate Expenses increased by $10.1 million, or 29.6%, in fiscal 2005 compared to fiscal 2004, primarily due to increased payroll and benefits costs, increased stock compensation expense, and increased professional services cost primarily relating to costs incurred to comply with the Sarbanes-Oxley Act of 2002.

Interest expense

Interest expense increased by $1.8 million, or 1.4%, in fiscal 2005 compared to fiscal 2004. This increase resulted from the $33.5 million cost of the debt refinancing in February 2005, largely offset by lower debt balances in fiscal 2005 than in fiscal 2004 and reduced interest rates as a result of the refinancing. See “—Liquidity and Capital Resources” section for detailed discussion of the refinancing.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2005 was 37.4% compared to 35.6% for fiscal 2004. The increase in the tax rate was primarily due to an increase in state taxes, larger non-deductible charges during fiscal 2005 associated with higher employee stock-based compensation and foreign losses for which no current tax benefit was recognized.

Income from discontinued operations

Income from discontinued operations decreased $6.4 million from fiscal 2004 to fiscal 2005. This decrease resulted primarily from the sale of the IVD, Medi-Cal and Techni-Cal brands in fiscal 2004. In addition, in fiscal 2005, the private label soup and infant feeding businesses were affected by the same inflationary cost increases discussed above.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the second fiscal quarter. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, and other general business purposes. We expect to continue to pay dividends. However, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our Credit Facility and indentures. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions or future transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility. In fiscal 2006, we also received a significant amount of cash in connection with asset sales, particularly the sale of our Soup and Infant Feeding Businesses.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2006, based on seasonal liquidity needs. Such peak usage, which includes outstanding letters of credit, is anticipated to be substantially higher in fiscal 2007 than fiscal 2006 and could approach the total revolving credit facility commitment, primarily as a result of financing requirements of the recent acquisitions, as well as the timing of expenditures related to our transformation plan. In order to increase our flexibility in managing our fiscal 2007 cash flows, we may seek to borrow additional term debt. We believe that we would be able to obtain such additional term debt on terms substantially similar to our existing term debt; however, there can be no assurance that such additional term debt would be available to us on commercially reasonable terms, if at all.

Amended Senior Credit Facility

On February 8, 2005, we completed the refinancing of a significant portion of our outstanding indebtedness (the “2005 Refinancing”). The 2005 Refinancing was initiated to reduce the applicable interest rate spread under our senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of our senior subordinated debt, and to provide us with enhanced operational flexibility. The 2005 Refinancing included the consummation of a cash tender offer and consent solicitation (the “2005 Offer”) with respect to our outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 million principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 million senior credit facility (the “2005 Credit Facility”). We used the proceeds from the sale of the 6 3/4% Notes, borrowings under the 2005 Credit Facility, and cash on hand to fund the payment of consideration and costs related to the 2005 Offer and to repay amounts outstanding under our previous senior credit facility. As of April 30, 2006, the 2005 Credit Facility was comprised of a $350.0 million revolving credit facility with a term of six years, a $450.0 million Term Loan A facility with a term of six years, and a $148.5 million Term Loan B facility with a term of seven years.

On January 20, 2006, we entered into an amendment of the 2005 Credit Facility (such amendment, the “First Amendment”). The material terms of the First Amendment were as follows: (i) the First Amendment made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business; (ii) the First Amendment changed the requirements for mandatory prepayments from material asset dispositions of DMFC and its subsidiaries with respect to such asset dispositions that are consummated on or prior to July 30, 2006; (iii) the First Amendment made less restrictive the covenant limiting the ability of DMC to pay dividends to DMFC; (iv) the First Amendment made less restrictive the financial covenant requiring that a specified total debt ratio not be exceeded; and (v) the First Amendment changed the definition of “cash equivalents” in the 2005 Credit Facility to better reflect the anticipated cash investment practices of DMC and DMFC.

On May 19, 2006, we entered into an amendment of the 2005 Credit Facility (such amendment, the “Second Amendment,” and the 2005 Credit Facility, as amended by the First Amendment and the Second Amendment, the “Amended Senior Credit Facility.”) The amendment, among other things, increased the existing Term Loan B facility commitments and revolving credit facility commitments in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the amendment, DMC borrowed an additional $65.0 million in Term B loans and $125.0 million under its revolving credit facility to provide a portion of the funding for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006, DMC borrowed an additional $580.0 million in its Term B loans and $13.0 million under its revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction related expenses. Immediately thereafter and including other borrowings made on July 3, 2006 under the revolving credit facility, there were approximately $409.3 million under our Term Loan A facility, $790.9 million under our Term Loan B facility and $178.1 million under our revolving credit facility outstanding under the Amended Senior Credit Facility. In addition, there were on such date approximately $48 million in outstanding letters of credit issued under the Amended Senior Credit Facility.

The interest rate spread for the Term Loan A facility under the Amended Senior Credit Facility is subject to adjustment periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). The interest rate spread for the Term Loan B facility under the Amended Senior Credit Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). These interest rate margins and commitment fee under the Amended Senior Credit Facility are unchanged from those in effect under the 2005 Credit Facility. The letter of credit sublimit under the Senior Amended Credit Facility continues to be $100 million. DMC’s obligations under the Amended Senior Credit Facility are guaranteed by DMFC and certain domestic subsidiaries of DMC, including, pursuant to a subsidiary guaranty supplement executed in connection with the Second Amendment, Meow Mix and its subsidiaries. DMC’s obligations under the Amended Senior Credit Facility are secured by a lien on substantially all of its assets. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC. The obligations of each subsidiary guarantor under its guaranty, including, pursuant to a security agreement supplement executed in connection with the Second Amendment, Meow Mix and its subsidiaries, are secured by a lien on substantially all of each such subsidiary guarantor’s assets.

We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility.

The Amended Senior Credit Facility contains customary negative and affirmative covenants comparable to those in the 2005 Credit Facility, as amended by the First Amendment. The Amended Senior Credit Facility contains customary events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities, in each case comparable to those set forth in the 2005 Credit Facility, as amended by the First Amendment.

Revolving Credit Facility

On December 20, 2002, in connection with the 2002 Merger, DMC established a $300.0 million six-year floating rate revolving credit facility with several lender participants as part of its senior credit facility. On January 30, 2004, we completed an amendment of our senior credit facility, which reduced the then effective interest rate spread for the then-existing revolving credit facility. As part of the 2005 Refinancing, we increased the revolving credit facility to $350.0 million and further reduced the effective interest rate spread. As of July 3, 2006, the current commitment amount under the revolving credit facility that is part of the Amended Senior Credit Facility (the “Revolver”) is $450.0 million.

The Revolver interest rate spread is subject to increase or decrease based upon grid pricing determined by our total debt ratio as defined in the Amended Senior Credit Facility. We use the Revolver to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of Del Monte Brands operating segment’s inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver does fluctuate significantly during the year. As of April 30, 2006, the then effective interest rate spread for the revolver under the 2005 Credit Facility was 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility). The revolving credit facility commitment fee is 0.375% of the unused portion of the revolving credit facility. As of April 30, 2006, our net availability under such revolver, reflecting $54.0 million of outstanding letters of credit, was $296.0 million. We had no outstanding borrowings under the revolver at the end of fiscal 2006 or fiscal 2005. On July 3, 2006, immediately after the borrowings in connection with the Milk-Bone Acquisition and other borrowings on such date, there were approximately $178.1 million in revolving loans outstanding under the Revolver, primarily with an effective interest rate spread of 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). In addition, there were on such date approximately $48 million in outstanding letters of credit issued under the Amended Senior Credit Facility. The Amended Revolver will mature, and the commitments thereunder will terminate, on February 8, 2011.

Term Loan Obligations

On December 20, 2002, in connection with the Spin-off and 2002 Merger, DMC borrowed $945.0 million under a six-year floating rate term loan and an eight-year floating rate term loan which was denominated in both U.S. Dollars and Euros. Each of the 2002 Term Loan A and Term Loan B was made pursuant to the terms of our senior credit facility.

On January 30, 2004, we completed an amendment of our senior credit facility, which, among other things, reduced and fixed the interest rate spread for the then-existing Term Loan B at 2.25% over LIBOR. Under the amendment, we repaid our outstanding term loans and borrowed new U.S. Dollar-denominated Term B Loans. The amendment also contained provisions to enhance our financial flexibility, including, among other things, the elimination of prepayment premiums. The then-outstanding Term Loan A and Euro denominated Term Loan B were repaid through a corresponding increase in the U.S. Dollar denominated Term B Loan. The Term Loan B totaled $882.8 million upon completion of the amendment. For the $57.4 million of loans that were deemed for accounting purposes repaid and replaced by new loans as a result of the amendment, we paid $0.6 million in prepayment premiums and deferred $0.1 million of debt issuance costs. For the remaining $825.4 million of loans that were deemed for accounting purposes to be amended, we deferred $6.6 million of fees paid to the lenders and expensed $1.8 million of fees paid to third parties. From December 20, 2002 through January 30, 2004, the Euro strengthened considerably against the U.S. Dollar (1.03 to 1.25 Dollars per Euro). During that period, a portion of the then-existing Term Loan B was denominated and payable in Euros. The change in exchange rates resulted in an increase in the U.S. Dollar equivalent of the obligation and a $6.6 million foreign currency loss recognized in other expense during fiscal 2004.

On February 8, 2005, we completed the 2005 Refinancing, which included the consummation of the 2005 Credit Facility. The 2005 Credit Facility included a $450.0 million Term Loan A facility with a term of six years, and a $150.0 million Term Loan B facility with a term of seven years. The interest rate spread for the Term Loan A facility under the 2005 Credit Facility was subject to adjustment periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility). The interest rate spread for the Term Loan B facility under the 2005 Credit Facility was fixed at 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility).

The Amended Senior Credit Facility includes a $409.3 million Term Loan A facility and a $790.9 million Term Loan B facility. The interest rate spread for the Term Loan A facility under the Amended Senior Credit Facility may be adjusted periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term Loan B facility under the Amended Senior Credit Facility is fixed at 1.50% over the Eurodollar Rate. As of April 30, 2006, the interest rate payable under the 2005 Credit Facility on both the Term Loan A facility and on the Term Loan B facility was 6.50%. As of May 1, 2005, the interest rate payable on both the Term Loan A facility and Term Loan B facility was 4.69%. The increase in the effective interest rate between May 1, 2005 and April 30, 2006 reflects changes in the applicable interest rate indexes, not any change in pricing margins.

The Term Loan A facility under the Amended Senior Credit Facility will be due in full on February 8, 2011 and the Term Loan B facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term Loan A facility is approximately the following percentages of outstanding principal: 2.5% for fiscal year 2007, 5.0% for fiscal year 2008, 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term Loan B facility is approximately 1.00% per annum with respect to each of the quarterly payments commencing on July 28, 2006 through January 28, 2011, with the remaining 95.25% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term Loan A facility and Term Loan B facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Amended Senior Credit Facility.

As of April 30, 2006, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2007	$58.6
2008	24.0
2009	35.3
2010	46.5
2011	298.3

As of July 3, 2006, immediately following the borrowings in connection with the Milk-Bone acquisition, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2007	$18.2	(a)
2008	28.4
2009	38.6
2010	48.8
2011	473.1

(a)	In accordance with the terms of the 2005 Credit Facility, as amended, we were required to make a prepayment of term loan debt in the amount of 20% of the Net Cash Proceeds, as defined in the 2005 Credit Facility, received in connection with and upon the consummation of, certain Major Dispositions, as defined in the 2005 Credit Facility, prior to July 30, 2006. The sale of the Soup and Infant Feeding Businesses on April 24, 2006 qualified as such a Major Disposition. Accordingly, the amount of the mandatory prepayment of $43.3 million was included in current portion of long-term debt as of April 30, 2006. The applicable mandatory prepayment of $43.3 million was deposited into an escrow account by DMC on April 25, 2006, and was reflected as restricted cash on the balance sheet as of April 30, 2006. The payment was applied to reduce term loan debt in May 2006.

Notes

On December 20, 2002, in connection with the Spin-off and 2002 Merger, SKF (thereafter renamed DMC) issued $450.0 million ($300.0 million of which was issued directly to and subsequently sold by Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes. The 8 5/8% Notes are also guaranteed by DMFC. We have the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. Pursuant to the terms of a registration rights agreement we entered into for the benefit of the holders of the 8 5/8% Notes, because the exchange offer was not consummated prior to July 31, 2003 the annual interest rate on the 8 5/8% Notes was increased by 0.5%, with such increase effective until such consummation. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer. Upon consummation of the Meow Mix acquisition, the Meow Mix subsidiaries acquired by Del Monte guaranteed DMC’s obligations under the 8 5/8% Notes.

On May 15, 2001, pre-Merger DMC sold $300.0 million of 9 1/4% Notes with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the 2002 Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes are also guaranteed by DMFC. In connection with the 2005 Refinancing, we consummated the 2005 Offer with respect to almost all of our outstanding 9 1/4% Notes. The 2005 Offer expired on February 7, 2005 (the “Expiration Time”). We accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. On April 14, 2006, DMC issued a notice of redemption to holders of its remaining 9 1/4% Notes. Consummation of the redemption occurred on May 15, 2006 (the “Redemption Date”), when the 9 1/4% Notes were redeemed in full, including the premium payable and accrued and unpaid interest as of the Redemption Date. The recorded premium of $12.0 million as of the date of the 2002 Merger was amortized through earnings as a reduction to interest expense over the life of the 9 1/4% Notes. Amortization of $0.1, $1.0 and $1.4 was recognized for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In addition, in fiscal 2005, approximately $9.0 million of premium was recorded as a reduction to interest expense in conjunction with the 2005 Offer.

In connection with the 2005 Refinancing, through a private placement offering, we issued $250.0 principal amount of new 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005. Upon consummation of the Meow Mix acquisition, the Meow Mix subsidiaries acquired by Del Monte guaranteed DMC’s obligations under the 6 3/4% Notes.

Restrictive and Financial Covenants

Our Amended Senior Credit Facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our Amended Senior Credit Facility also contains financial covenants. The summary of these restrictive and financial covenants set forth below is qualified by reference to our Amended Senior Credit Facility, our senior subordinated note indentures, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission.

Amended Senior Credit Facility

The restrictive covenants in our Amended Senior Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur or guarantee indebtedness, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the Amended Senior Credit Facility apply to DMFC as well as DMC. The Amended Senior Credit Facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Amended Senior Credit Facility) results in an event of default.

The financial covenants in our Amended Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility, both becoming more restrictive over time. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities.

Senior Subordinated Note Indentures

The restrictive covenants in the indenture governing our 6 3/4% Notes are similar to the restrictive covenants in the indenture governing our 8 5/8% Notes. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our Amended Senior Credit Facility.

The restrictive covenants in our senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. We have the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, we have not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in our senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) results, or, under the indenture governing the 6 3/4% Notes, may under certain conditions result in a requirement for us to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require us to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness). The indenture governing our 6 3/4% Notes, but not our other indenture, contains a provision pursuant to which certain of the restrictive covenants set forth therein will be suspended at any time that the 6 3/4% Notes are rated “investment grade,” as defined in such indenture, if at such time no default or event of default has occurred and is continuing.

The restrictive and financial covenants described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest or the interest of our stockholders, such as acquisitions and future dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of April 30, 2006. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Amended Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in our credit facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.”

Dividends and Stock Repurchase

During each of the third and fourth quarters of fiscal 2006, we declared a cash dividend of $0.04 per share of Company common stock. Accordingly, during fiscal 2006, aggregate dividends of approximately $16 million were declared, of which $8 million were paid during the year. We did not pay dividends prior to fiscal 2006.

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

In connection with the June 29, 2005 ASB, Goldman Sachs was expected to purchase an equivalent amount of shares in the open-market over time. At the end of the program, we were to pay a price adjustment based on the volume weighted average price of shares traded during the purchase period. Approximately half of the shares we purchased in connection with the June 29, 2005 ASB were subject to a collar, a contract that sets a minimum and maximum price for purposes of calculating the price adjustment. Generally, the purchase price adjustment could have been settled, at our option, in cash or in shares of our common stock.

As described above, in December 2005, we declared a cash dividend of $0.04 per share on our common stock. Pursuant to the June 29, 2005 ASB with Goldman Sachs, the declaration of such dividend constituted an Extraordinary Dividend (as defined in the June 29, 2005 ASB) and provided Goldman Sachs with the right to terminate the June 29, 2005 ASB. On December 19, 2005, Goldman Sachs notified us of its intent to terminate the June 29, 2005 ASB effective as of the close of business on such date. The termination did not affect the retirement of the shares that we had previously repurchased but, as described below, affected the timing and amount of payments between the parties with respect to the June 29, 2005 ASB.

Simultaneously with the termination of the June 29, 2005 ASB, on December 19, 2005, we entered into a new collared accelerated share repurchase arrangement (the “December 19, 2005 ASB”) with Goldman Sachs based on 8,010,046 shares to complete the balance of the June 29, 2005 ASB. As a result, the new arrangement required us and Goldman Sachs to settle the price adjustment with respect to the 3,986,115 shares already purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between July 22, 2005 and December 19, 2005. The aggregate amount we were required to pay to Goldman Sachs under the June 29, 2005 ASB, which included the amount of the price adjustment for the 3,986,115 shares purchased by Goldman Sachs, was approximately $1.1 million and was paid in cash on December 22, 2005.

The December 19, 2005 ASB contains terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both us and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments is the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar, over a period that is expected to extend to late October 2006. Any payments that we may make under the December 19, 2005 ASB can be settled, at our option, in cash or in shares of its common stock. Pursuant to the agreements governing the December 19, 2005 ASB, we must have 25,000,000 shares available for issuance during the term of the program.

Pension Funding

Prior to the 2002 Merger, employees of the 2002 Acquired Businesses participated in certain defined benefit pension plans; multi-employer plans and defined contribution plans sponsored by Heinz. Heinz charged the 2002 Acquired Businesses for the costs of the defined benefit plans as determined by actuarial valuations. Pursuant to the Employee Benefits Agreement, entered into by Heinz and the 2002 Acquired Businesses in connection with the 2002 Merger (the “Employee Benefits Agreement”), certain employment and benefit related assets and liabilities associated with employees of the 2002 Acquired Businesses, except as otherwise noted in the Employee Benefits Agreement, were assigned to and assumed by Del Monte upon the completion of the 2002 Merger.

Our pension plans underfunded balance decreased by $19.3 million in fiscal 2006 to $92.0 million. This decrease was primarily due to the net increase in fair value of plan assets of $25.0 million. We have recorded an increase in our minimum pension liability of $2.3 million (net of tax of $1.3 million) as part of accumulated other comprehensive loss in our consolidated statements of stockholders’ equity as of May 1, 2005. See “Note 11. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of pension funding.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 30, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term Debt	$1,301.1	$58.6	$59.3	$344.8	$838.4
Capital Lease Obligations	—	—	—	—	—
Operating Leases	275.3	44.8	81.8	63.0	85.7
Purchase Obligations (1)	1,336.5	505.4	488.9	312.7	29.5
Other Long-term Liabilities Reflected on the Balance Sheet	315.7	—	53.0	44.3	218.4

Total Contractual Obligations	$3,228.6	$608.8	$683.0	$764.8	$1,172.0

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at the end of fiscal 2006, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 30, 2006. Aggregate future payments for our grower commitments are estimated based on April 30, 2006 pricing and fiscal 2006 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2006 levels, and that bonuses to be paid in each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2004, the most recent period for which bonuses were paid.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 30, 2006, we had $54.0 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2006, our cash and cash equivalents increased by $314.0 million. Cash provided by operating activities, provided by (used in) investing activities, and used in financing activities for fiscal 2006, 2005 and 2004 is presented in the table below.

	Fiscal Year
	2006	2005	2004
	(in millions)
Net Cash Provided by Operating Activities	$261.2	$273.3	$277.5
Net Cash Provided by (Used in) Investing Activities	182.4	(71.8)	(1.2)
Net Cash Used in Financing Activities	(129.0)	(92.6)	(283.0)

Operating Activities

Cash provided by operating activities during fiscal 2006 was $12.1 million less than cash provided by operating activities during fiscal 2005. The decrease in cash provided by operating activities was largely driven by increased accounts receivable balances due to higher sales in the fourth quarter of fiscal 2006 than in fiscal 2005, partially offset by the absence of bonus payments in fiscal 2006 (fiscal 2004 bonuses were paid in fiscal 2005).

Cash provided by operating activities during fiscal 2005 was $4.2 million less than cash provided by operating activities during fiscal 2004. The decrease in cash provided by operating activities was largely driven by a decrease in net income and deferred taxes, partially offset by the absence of a buildup in inventory balances which resulted primarily from a build up of tuna inventory in fiscal 2004 that did not recur in fiscal 2005.

Investing Activities

Cash provided by investing activities was $182.4 million during fiscal 2006, which primarily consisted of net proceeds from the disposal of assets of $295.5 million which was partially offset by capital expenditures of $69.1 million and an increase in restricted cash of $43.3 million representing a mandatory debt pre-payment associated with the divestiture of the Soup and Infant Feeding Businesses.

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

Capital expenditures in fiscal 2006, fiscal 2005 and fiscal 2004 were $69.1 million, $73.1 million and $82.7 million, respectively. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2006, we used $129.0 million in financing activities, which consisted primarily of the $125 million share repurchase described above.

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

During fiscal 2004, we used $283.0 million in financing activities. We repaid $276.2 million of long-term debt and spent $9.1 million to amend our senior credit facilities during fiscal 2004. We achieved this significant pay down through a combination of earnings and $64.0 million of proceeds from the asset sales, net of expenses and taxes.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning May 1, 2006. The adoption of the provisions of SFAS No. 154 will not have an impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13–1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13–1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. In addition, FSP FAS 13–1 requires lessees to cease capitalizing rental costs, as of December 15, 2005, for operating lease agreements entered into prior to December 15, 2005. Early adoption is permitted. We were already in compliance with the provisions of FSP FAS 13–1; therefore it had no effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates and commodity and other prices. We do not trade or use instruments with the objective of earning financial gains on interest rate fluctuations alone or use instruments where there are not underlying exposures.

During fiscal 2006, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

Interest Rates: Our debt primarily consists of fixed rate notes and floating rate term loans. We also use our floating rate revolving credit facility to fund seasonal working capital needs. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

We managed a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we received floating rate payments and made fixed rate payments. On February 24, 2003, we entered into six interest rate swaps, with a combined notional amount of $300.0 million, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the six swaps and a portion of our interest payments on our floating rate debt. These six swaps expired on April 28, 2006. We had two interest rate swaps with a combined notional amount of $125.0 million which were entered into by pre-Merger DMC. On December 31, 2002, a formal cash flow hedge accounting relationship was established between the two swaps and a portion of our interest payments on our floating rate debt. These two interest rate swaps expired on September 30, 2004.

In fiscal 2006, our interest rate cash flow hedges resulted in a $2.0 million decrease to other comprehensive income (“OCI”) and a $1.3 million decrease to deferred tax liabilities. Our interest rate cash flow hedges did not have an impact on other expense. In fiscal 2005, our interest rate cash flow hedges resulted in a $1.8 million increase to OCI, a $1.2 million increase to deferred tax liabilities and a $0.3 million decrease to other expense. In fiscal 2004, our interest rate cash flow hedges resulted in a $1.6 million increase to OCI, a $1.0 million decrease to deferred tax assets and a $0.2 million decrease to other income.

During fiscal 2005 and fiscal 2004, we reduced interest expense by $1.4 million and $4.2 million, respectively, resulting from the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. At the end of fiscal 2005, the swap liability was fully amortized in conjunction with the expiration of the interest rate swaps with a combined notional amount of $125.0 million on September 30, 2004.

On May 1, 2005, the fair values of our interest rate swaps were recorded as current assets of $3.4 million.

The table below presents our market risk associated with debt obligations as of April 30, 2006. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on April 30, 2006.

	Maturity						Total	Fair Value April 30, 2006
	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	After Fiscal 2011
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$2.6	$—	$—	$—	$—	$700.0	$702.6	$712.8
Average Interest Rate	9.16%	0.00%	0.00%	0.00%	0.00%	7.96%	7.96%
Variable Rate	$56.0	$24.0	$35.3	$46.5	$298.3	$138.4	$598.5	$598.5
Average Interest Rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases for up to one year. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than eighteen months.

On April 30, 2006, the fair values of our commodities hedges were recorded as current assets of $0.8 million and current liabilities of $0.1 million. The fair values of our commodities hedges were recorded as current assets of $1.4 million and current liabilities of $0.3 million at May 1, 2005.

Other: During the first and second quarters of fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of 2006, we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. During the second, third and fourth quarters, we entered into futures contracts to cover a portion of our projected diesel fuel costs for the respective quarters. These contracts generally have a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of April 30, 2006 all such contracts were closed. We expect to continue our hedging program with respect to diesel fuel and other energy costs during fiscal 2007.

During the fourth quarter of fiscal 2006, we began a hedging program for natural gas. We accounted for these natural gas derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 30, 2006, the fair values of our natural gas hedges were recorded as current assets of $0.6 million and current liabilities of $1.2 million.

The table below presents our commodity and natural gas derivative contracts as of April 30, 2006. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on April 30, 2006 are scheduled to mature during fiscal 2007.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Cubic Feet)
Futures Contracts
Contract Volumes	45,400	2,760,000	2,115,000	130,000	2,450,000
Weighted Average Price	$177.78	$0.22	$2.32	$3.51	$8.38
Contract Amount ($ in Millions)	$8.1	$0.6	$4.9	$0.5	$20.5
Fair Value ($ in Millions)	$(0.1)	$0.1	$0.6	$0.1	$(0.6)

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging activities:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(In millions)
(Increase) decrease in other comprehensive income (a)	$0.5	$0.1	$(0.7)
(Increase) decrease in deferred tax liabilities	0.3	—	0.5
Increase (decrease) in cost of products sold	(0.1)	2.9	(0.9)
Increase (decrease) in other expense	—	1.5	(3.2)

(a)	The change in other comprehensive income is net of related taxes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of April 30, 2006 and May 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

July 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated July 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California.

July 7, 2006

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	April 30, 2006	May 1, 2005
ASSETS

Cash and cash equivalents	$459.9	$145.9
Restricted cash	43.3	—
Trade accounts receivable, net of allowance	237.8	212.6
Inventories	764.2	760.0
Assets of discontinued operations	—	254.7
Prepaid expenses and other current assets	111.9	128.9

TOTAL CURRENT ASSETS	1,617.1	1,502.1

Property, plant and equipment, net	641.4	649.0
Goodwill	758.7	755.6
Intangible assets, net	572.5	587.2
Other assets, net	33.2	36.7

TOTAL ASSETS	$3,622.9	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$450.9	$384.5
Short-term borrowings	1.7	1.0
Current portion of long-term debt	58.6	1.7
Liabilities of discontinued operations	—	39.2

TOTAL CURRENT LIABILITIES	511.2	426.4
Long-term debt	1,242.5	1,301.0
Deferred tax liabilities	228.1	250.6
Other non-current liabilities	327.1	292.0

TOTAL LIABILITIES	2,308.9	2,270.0

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 212,114,276 issued and 200,117,204 outstanding at April 30, 2006 and 211,203,551 issued and outstanding at May 1, 2005)	$2.1	$2.1
Additional paid-in capital	989.5	961.6
Treasury stock, at cost	(126.5)	—
Accumulated other comprehensive loss	(7.9)	(5.9)
Retained earnings	456.8	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,314.0	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,622.9	$3,530.6

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2006	2005	2004
Net sales	$2,998.6	$2,899.3	$2,856.3
Cost of products sold	2,213.9	2,155.5	2,085.9

Gross profit	784.7	743.8	770.4
Selling, general and administrative expense	479.9	449.5	424.4

Operating income	304.8	294.3	346.0
Interest expense	88.2	130.8	129.0
Other (income) expense	1.1	2.8	(1.7)

Income from continuing operations before income taxes	215.5	160.7	218.7
Provision for income taxes	78.5	60.1	77.8

Income from continuing operations	137.0	100.6	140.9

Income from discontinued operations before income taxes	51.0	28.4	38.5
Provision for income taxes	18.1	11.1	14.8

Income from discontinued operations	32.9	17.3	23.7

Net income	$169.9	$117.9	$164.6

Earnings per common share
Basic:
Continuing Operations	$0.68	$0.48	$0.67
Discontinued Operations	0.16	0.08	0.12

Total	$0.84	$0.56	$0.79

Diluted:
Continuing Operations	$0.67	$0.48	$0.67
Discontinued Operations	0.16	0.08	0.11

Total	$0.83	$0.56	$0.78

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share data)

	Common Stock		Treasury Stock		Notes Receivable from Stock- holders	Additional Paid-in Capital	Accum- ulated Other Compre- hensive Loss	Retained Earnings	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 27, 2003	209,303,371	$2.1	—	$—	$(0.4)	$937.0	$(9.6)	$20.3	$949.4
Net income	—	—	—	—	—	—	—	164.6	164.6
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax of $6.5)	—	—	—	—	—	—	10.2	—	10.2
Gain on cash flow hedging instruments (net of tax of $1.5)	—	—	—	—	—	—	2.3	—	2.3
Currency translation adjustment	—	—	—	—	—	—	(4.6)	—	(4.6)

Comprehensive income									172.5
Issuance of shares	387,761	—	—	—	—	2.3	—	—	2.3
Repayment of notes receivable from stockholders	—	—	—	—	0.4	—	—	—	0.4
Stock option expense	—	—	—	—	—	2.3	—	—	2.3
Restricted stock units and amortization of unearned compensation	—	—	—	—	—	2.0	—	—	2.0

Balance at May 2, 2004	209,691,132	$2.1	—	$—	$—	$943.6	$(1.7)	$184.9	$1,128.9
Net income	—	—	—	—	—	—	—	117.9	117.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax benefit of $4.9)	—	—	—	—	—	—	(7.6)	—	(7.6)
Gain on cash flow hedging instruments (net of tax of $1.2)	—	—	—	—	—	—	1.8	—	1.8
Currency translation adjustment	—	—	—	—	—	—	1.6	—	1.6

Comprehensive income									113.7
Issuance of shares	1,512,419	—	—	—	—	9.1	—	—	9.1
Stock option expense	—	—	—	—	—	6.4	—	—	6.4
Restricted stock units and amortization of unearned compensation	—	—	—	—	—	2.5	—	—	2.5

Balance at May 1, 2005	211,203,551	$2.1	—	$—	$—	$961.6	$(5.9)	$302.8	$1,260.6
Net income	—	—	—	—	—	—	—	169.9	169.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax of $1.3)	—	—	—	—	—	—	2.3	—	2.3
Loss on cash flow hedging instruments (net of tax benefit of $1.4)	—	—	—	—	—	—	(2.5)	—	(2.5)
Currency translation adjustment	—	—	—	—	—	—	(1.8)	—	(1.8)

Comprehensive income									167.9
Issuance of shares	910,725	—	—	—	—	6.3	—	—	6.3
Repurchase of shares	(11,997,072)	—	11,997,072	(126.5)	—	—	—	—	(126.5)
Dividends declared	—	—	—	—	—	—	—	(15.9)	(15.9)
Tax benefit from stock options exercised						2.7			2.7
Stock option expense	—	—	—	—	—	7.5	—	—	7.5
Restricted stock units and amortization of unearned compensation	—	—	—	—	—	1.8	—	—	1.8
Other	—	—	—	—	—	9.6	—	—	9.6

Balance at April 30, 2006	200,117,204	$2.1	11,997,072	$(126.5)	$—	$989.5	$(7.9)	$456.8	$1,314.0

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2006	2005	2004
		(As revised)	(As revised)
OPERATING ACTIVITIES:
Net income	$169.9	$117.9	$164.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.0	91.0	89.5
Deferred taxes	(12.0)	21.0	38.8
Write-off of debt issuance cost and loss on debt refinancing	—	33.5	7.1
(Gain)/loss on asset disposals	(13.8)	8.5	4.9
Stock compensation expense	9.3	8.3	4.3
Tax benefit from stock options exercised	2.7	—	—
Other non-cash items, net	(0.8)	1.7	(3.4)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25.0)	10.0	0.1
Inventories	(14.3)	1.5	(55.5)
Prepaid expenses and other current assets	(12.4)	9.5	(1.8)
Other assets, net	0.7	2.2	18.6
Accounts payable and accrued expenses	60.1	(38.4)	1.7
Other non-current liabilities	4.8	6.6	8.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	261.2	273.3	277.5

INVESTING ACTIVITIES:
Capital expenditures	(69.1)	(73.1)	(82.7)
Net proceeds from disposal of assets	295.5	8.6	81.5
Increase in restricted cash	(43.3)	—	—
Other items, net	(0.7)	(7.3)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	182.4	(71.8)	(1.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	171.2	470.8	335.7
Payments on short-term borrowings	(170.5)	(470.6)	(335.5)
Proceeds from long-term debt	—	—	57.4
Principal payments on long-term debt	(1.5)	(59.7)	(333.6)
Payments of debt related costs	—	(42.2)	(9.1)
Dividends paid	(8.0)	—	—
Issuance of common stock	6.3	9.1	2.1
Purchase of treasury stock	(126.5)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(129.0)	(92.6)	(283.0)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	314.0	109.6	(6.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	145.9	36.3	42.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$459.9	$145.9	$36.3

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

(In millions, except share and per share data)

Note 1.	Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, Contadina, S&W, College Inn and other brand names and premier foods and snacks for pets, with brands including 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce and other brand names. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of Del Monte Foods Company, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of April 30, 2006, DMFC’s assets relate solely to its investment in DMC. Del Monte Foods Company had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. DMFC is separately liable under various full and unconditional guarantees of indebtedness of DMC.

On December 20, 2002, the Company acquired certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “2002 Acquired Businesses”). Del Monte acquired these businesses through the merger (the “2002 Merger”) of its wholly-owned subsidiary (“pre-Merger DMC”) with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. Following the 2002 Merger, SKF changed its name to Del Monte Corporation. The 2002 Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the 2002 Merger.

On April 24, 2006, pursuant to an Asset Purchase Agreement dated March 1, 2006 between DMC and TreeHouse Foods, Inc. (“TreeHouse”), DMC sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to the Company’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse also assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of Del Monte’s manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at the Mendota, IL facility. Upon closing of the divestiture, approximately 790 of Del Monte’s plant employees and approximately 120 additional Del Monte employees joined TreeHouse.

On March 1, 2006, DMC entered into an agreement to acquire privately-held Meow Mix Holdings, Inc. (“Meow Mix”) for approximately $705. Meow Mix is the maker of Meow Mix brand cat food and Alley

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Cat brand cat food. DMC completed the acquisition of Meow Mix on May 19, 2006. The financial results of Meow Mix are expected to be reported within the Pet Products reportable segment.

On March 15, 2006, DMC entered into an agreement to acquire certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. for approximately $580 in cash, subject to a post-closing adjustment for inventory of the business at closing. DMC completed the acquisition of Milk-Bone effective July 2, 2006. The financial results of Milk-Bone are expected to be reported within the Pet Products reportable segment.

For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Seafood operating segments, which manufacture, market, and sell shelf-stable products, including fruit, vegetable, tomato, broth, and tuna products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks. As discussed above, during the fourth quarter of fiscal 2006, the Company completed the divestiture of the Soup and Infant Feeding Businesses. The Soup and Infant Feeding Businesses were formerly included in the Consumer Products reportable segment. During the fiscal year ended May 2, 2004 (“fiscal 2004”), the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories (“2004 Asset Sale”). For all periods presented, the operating results, the assets and liabilities related to the Soup and Infant Feeding Businesses, the assets related to the 2004 Asset Sale, and a Canadian production facility have been classified as discontinued operations.

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation, including the classification of certain assets, liabilities and results of operations as discontinued operations. All amounts discussed in these Notes to the Consolidated Financial Statements represent continuing operations, unless otherwise noted.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2006, fiscal 2005 and fiscal 2004 contain 52, 52 and 53 weeks, respectively.

In the fiscal year ended April 30, 2006, the Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the statement of cash flows. In prior years, cash flows from discontinued operations were reported on a combined basis as a single amount. Prior year amounts have been revised for comparative purposes to conform to current year presentation.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Retirement Benefits: The Company sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance and other benefits to eligible retired, salaried, non-union hourly and union employees. Independent third-party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company to estimate the expenses and liabilities related to these plans. The factors utilized by the actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

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

April 30, 2006

(In millions, except share and per share data)

In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the years ended April 30, 2006, May 1, 2005, and May 2, 2004 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

	Fiscal Year
	2006	2005	2004
Net income, as reported	$169.9	$117.9	$164.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	6.0	5.1	2.7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	7.3	6.4	4.7

Pro forma net income	$168.6	$116.6	$162.6

Earnings per share:
Basic—as reported	$0.84	$0.56	$0.79
Basic—pro forma	$0.84	$0.55	$0.78
Diluted—as reported	$0.83	$0.56	$0.78
Diluted—pro forma	$0.83	$0.55	$0.77

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

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the years ended April 30, 2006, May 1, 2005, and May 2, 2004:

	Fiscal Year
	2006	2005	2004
Dividend yield	0.9%	0.0%	0.0%
Expected volatility	29.6%	32.0%	34.8%
Risk-free interest rate	4.2%	3.6%	3.7%
Expected life (in years)	7.0	7.0	7.0

The weighted average fair value per share of options granted during the year was $3.73, $4.39 and $3.88, for the years ended April 30, 2006, May 1, 2005, and May 2, 2004, respectively. The fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

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

Restricted Cash: The Company has cash held in an escrow account. The cash is restricted for use as prepayment of debt in connection with the sale of the Soup and Infant Feeding Businesses. Although the cash was deposited in an escrow account in fiscal 2006, the payment was not applied to reduce debt until the first quarter of fiscal 2007. The carrying amount reported in the balance sheet for restricted cash approximates its fair value.

Inventories: The cost of finished products inventories includes raw materials, direct labor, certain freight and warehousing costs and indirect production and overhead costs. Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. For the LIFO facilities, the Company has established LIFO pools for containers and finished goods inventories.

The creation of the debit LIFO reserve balance at May 2, 2004 resulted from the 2002 Merger when a purchase accounting adjustment to record the fruit, vegetable and tomato inventories at fair value was made. The fair value of these inventories became the historical cost LIFO layer. Liquidation of the LIFO layers in fiscal 2006 resulted in a net decrease to cost of products sold of $1.9. There was no liquidation of the LIFO layers in fiscal 2005 or fiscal 2004.

As the Company began manufacturing new inventories, new current year costs were developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs results in a debit balance LIFO reserve of $20.8 and $32.3, as of April 30, 2006 and May 1, 2005, respectively.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives are: land improvements—10 to 30 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—3 to 20 years; computer software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization, including depreciation and amortization related to discontinued operations, was $84.9, $84.3, and $82.6 for the 2006, 2005, and 2004 fiscal years, respectively.

Included in prepaid expenses and other current assets are certain real properties which the Company has classified as assets held for sale. Assets held for sale totaled $10.0 and $33.8 as of April 30, 2006 and May 1, 2005, respectively. During the year ended April 30, 2006, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale. During the year ended May 1, 2005, the Company sold $5.9 of assets held for sale and recognized an immaterial gain on the sale. The Company’s facilities in Birmingham, AL; Stockton, CA; and Swedesboro, NJ are currently held for

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

sale. In addition, the Company also has parcels of land adjacent to facilities in Walnut Creek, CA and Rochelle, IL that are currently held for sale. Management believes these assets continue to meet the criteria to be classified as held for sale.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. The Company capitalized $2.3, $7.1 and $9.2 of software development costs in fiscal 2006, fiscal 2005, and fiscal 2004, respectively, related to systems supporting the Company’s infrastructure.

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

The Company’s intangible assets with estimable lives have useful lives ranging between 15 and 40 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements. Amortization expense for deferred charges for the years ended April 30, 2006, May 1, 2005, and May 2, 2004 was $3.3, $3.9, and $4.5, respectively. Deferred debt issuance costs are included in other assets.

Derivative Financial Instruments: The Company uses derivative financial instruments only for the purpose of managing risks associated with interest rate, commodity and other price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company has accounted for its derivatives and hedging activities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and FASB Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company has designated each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income. The gain or loss included in other comprehensive income is subsequently reclassified into net income on the same line in the consolidated statements of income as the hedged item in the same period that the hedge transaction affects net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other income or expense. For derivatives designated as Economic Hedges, all changes in fair value are reported in other income or expense.

The Company formally documents its hedging relationships at the inception of the trade, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other current assets and other current liabilities as appropriate. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a hedging relationship ceases to be a highly effective hedge, the Company will discontinue hedge accounting when that determination is made.

Fair Value of Financial Instruments: The carrying amount of certain of the Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amounts of Del Monte’s derivative financial instruments are recorded at fair value in accordance with SFAS 133. The carrying amount of the Company’s floating rate debt instruments approximates fair value because the interest rates adjust periodically to the current market rates. The following table provides the book value and fair value of the Company’s fixed rate notes:

	April 30, 2006		May 1, 2005
	Book Value	Fair Value	Book Value	Fair Value
9 1/4% senior subordinated notes	$2.5	$2.6	$2.5	$2.7
8 5/8% senior subordinated notes	450.0	471.4	450.0	486.0
6 3/4% senior subordinated notes	250.0	238.8	250.0	243.8

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

Asset Retirement Obligations: The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Obligations—an interpretation of FASB Statement No. 143.” Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long–lived asset that result from the acquisition, construction or development and the normal operation of a long–lived asset. The Company assesses asset retirement obligations on a periodic basis. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs if a reasonable estimate of fair value can be made. Associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. In the fourth quarter of fiscal 2006, the Company recorded asset retirement obligations totaling $5.6. In addition, certain of the Company’s production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities, and accordingly has not recorded an asset retirement obligation for these matters.

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. For the years ended April 30, 2006, May 1, 2005, and May 2, 2004, one customer accounted for approximately 30%, 29% and 25% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 24% and 20% of trade accounts receivable as of April 30, 2006 and May 1, 2005 respectively. The top ten customers represented approximately 61%, 59% and 57% of the Company’s list sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company closely monitors the credit risk associated with its customers.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Cost of Products Sold: Cost of products sold represents expenses incurred that are directly connected with bringing the products to a salable condition. These costs include raw material, packaging, labor, certain transportation and warehousing costs and overhead expenses.

Foreign Currency Translation: For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

Advertising Expense: All costs associated with advertising are expensed as incurred. Marketing expense, which includes advertising expense, was $77.5, $85.1 and $70.6 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively and is included in selling, general and administrative expense.

Research and Development: Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $19.8, $18.3 and $17.6 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Earnings per Common Share: Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares and share equivalents outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share, except for the inclusion of all potentially dilutive securities, including stock options, other stock-based compensation and shares assumed to be issued to settle the accelerated stock buyback. See Note 18 for a discussion of the accelerated stock buyback.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning May 1, 2006. The adoption of the provisions of SFAS No. 154 will not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13–1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13–1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. In addition, FSP FAS 13–1 requires lessees to cease capitalizing rental costs, as of December 15, 2005, for operating lease agreements entered into prior to December 15, 2005. Early adoption is permitted. The Company was already in compliance with the provisions of FSP FAS 13–1; therefore it had no effect on Company’s consolidated financial statements.

Note 3.	Discontinued Operations

As described in Note 1, on April 24, 2006, DMC completed the divestiture of the Soup and Infant Feeding Businesses. The Company recognized a gain, net of tax, of approximately $11 on the sale. During a transition period, not to exceed twelve months after the closing date, the Company will provide transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results and assets and liabilities related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories (the “2004 Asset Sale”), for $82.5. During a transition period after the sale, the Company manufactured certain products for the buyer. The Company also performed certain transition services for the buyer during agreed-upon post-closing periods. The sale resulted in an insignificant net loss, after deducting transaction costs and foreign currency adjustments. During the period ended October 30, 2005, the Company completed the sale of the remaining assets then included in discontinued operations, primarily consisting of the Canadian production facility. The Company recognized a $0.5 loss on the sale of the assets, which was offset

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

by a non-cash gain of $2.7 due to the reversal of the cumulative foreign currency translation adjustment resulting from the substantial liquidation of the assets of its Canadian subsidiary due to the sale of the production facility. For all years presented, the operating results and assets related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations.

Net sales from discontinued operations were $310.0, $309.7 and $357.4 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The following table sets forth the major categories of assets and liabilities classified as discontinued operations:

May 1, 2005
Inventories	$65.1
Prepaid expenses and other assets	15.0
Property, plant and equipment, net	161.1
Goodwill	13.5

Assets of discontinued operations	$254.7

Accounts payable and accrued expenses	$2.8
Long-term debt	3.4
Other liabilities	33.0

Liabilities of discontinued operations	$39.2

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations:

Fiscal 2006
Basic and diluted earnings per common share
Gain on sale of the Soup and Infant Feeding Businesses	$0.05
Income from the Soup and Infant Feeding Businesses	0.10
Income from the 2004 Asset Sale businesses	0.01

Income from discontinued operations	$0.16

Income from the Soup and Infant Feeding Businesses of $31.9 includes approximately $10 of depreciation expense in fiscal 2006.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Note 4.	Supplemental Financial Statement Information

	April 30, 2006	May 1, 2005
Trade accounts receivable:
Trade	$238.2	$213.5
Allowance for doubtful accounts	(0.4)	(0.9)

TRADE ACCOUNTS RECEIVABLE, NET	$237.8	$212.6

Inventories:
Finished products	$570.7	$573.7
Raw materials and in-process material	52.9	51.8
Packaging material and other	119.8	102.2
LIFO Reserve	20.8	32.3

TOTAL INVENTORIES	$764.2	$760.0

Property, plant and equipment:
Land and land improvements	$32.0	$37.0
Buildings and leasehold improvements	314.4	299.2
Machinery and equipment	745.7	710.2
Construction in progress	34.3	23.3

	1,126.4	1,069.7
Accumulated depreciation	(485.0)	(420.7)

PROPERTY, PLANT AND EQUIPMENT, NET	$641.4	$649.0

Accounts payable and accrued expenses:
Accounts payable—trade	$166.0	$180.4
Marketing and advertising	72.0	63.7
Accrued payroll and related costs	36.6	15.2
Accrued interest	18.9	19.0
Income tax payable	48.9	3.7
Other current liabilities	108.5	102.5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$450.9	$384.5

Other non-current liabilities:
Accrued postretirement benefits	$148.9	$137.6
Pension liability	104.4	108.5
Other non-current liabilities	73.8	45.9

OTHER NON-CURRENT LIABILITIES	$327.1	$292.0

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.9)	$(6.3)	$(6.9)
Additions: charged to costs and expenses	(0.2)	(0.5)	—
Deductions: write-offs or reversals	0.7	5.9	0.6

Allowance for doubtful accounts at end of year	$(0.4)	$(0.9)	$(6.3)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Note 5.	Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	April 30, 2006	May 1, 2005
Goodwill	$758.7	$755.6

Non-amortizable intangible assets:
Trademarks	525.2	525.2
Other	3.0	13.8

Total non-amortizable intangible assets	528.2	539.0

Amortizable intangible assets:
Trademarks	69.2	69.7
Other	11.4	11.4

	80.6	81.1
Accumulated amortization	(36.3)	(32.9)

Amortizable intangible assets, net	44.3	48.2

Intangible assets, net	$572.5	$587.2

In fiscal 2006, goodwill increased by $3.1, as a result of foreign currency and other changes. Other non-amortizing intangible assets decreased by $10.8 due to the effect of the curtailment on one of the Company’s defined benefit plans. See Note 11 for information on the curtailment and Note 15 for information on the reportable segments, including goodwill balances.

Amortization expense for the years ended April 30, 2006, May 1, 2005, and May 2, 2004 was $3.6, $3.7 and $3.7, respectively. The following table presents expected amortization of intangible assets as of April 30, 2006, for each of the five succeeding fiscal years:

2007	$4.6
2008	4.2
2009	4.1
2010	3.9
2011	3.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Note 6.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2006	2005	2004
Basic earnings per common share:
Numerator:
Net income from continuing operations	$137.0	$100.6	$140.9

Denominator:
Weighted average shares	201,747,249	210,554,838	209,535,655

Basic earnings per common share	$0.68	$0.48	$0.67

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$137.0	$100.6	$140.9

Denominator:
Weighted average shares	201,747,249	210,554,838	209,535,655
Effect of dilutive securities	2,445,060	1,800,785	1,676,587

Weighted average shares and equivalents	204,192,309	212,355,623	211,212,242

Diluted earnings per common share	$0.67	$0.48	$0.67

Stock options and restricted shares outstanding in the amounts of 7,807,969, 7,580,348 and 5,002,085 were not included in the computation of diluted earnings per share for the years ended April 30, 2006, May 1, 2005 and May 2, 2004, respectively, because inclusion of these options and restricted shares would be antidilutive.

Note 7.	Short-Term Borrowings and Long-Term Debt

On February 8, 2005, the Company completed the refinancing of a significant portion of its outstanding indebtedness (the “2005 Refinancing”). The 2005 Refinancing was initiated to reduce the applicable interest rate spread under its senior credit facility debt (revolver and term loans), to reduce the coupon rate on a portion of its senior subordinated debt, and to provide the Company with enhanced operational flexibility. The 2005 Refinancing included the consummation of a cash tender offer and consent solicitation (the “2005 Offer”) with respect to its outstanding 9 1/4% senior subordinated notes due 2011 (the “9 1/4% Notes”), the private placement offering of $250.0 principal amount of new 6 3/4% senior subordinated notes due 2015 (the “6 3/4% Notes”) and the consummation of a new $950.0 senior credit facility (the “2005 Credit Facility”). The Company used the proceeds from the sale of the 6 3/4% Notes, borrowings under the 2005 Credit Facility, and cash on hand to fund the payment of consideration and costs related to the 2005 Offer and to repay amounts outstanding under its previous senior credit facility. The Company recognized $33.5 of expense as a result of the 2005 Refinancing. The 2005 Credit Facility was comprised of a $350.0 revolving credit facility with a term of six years, a $450.0 Term Loan A facility with a term of six years, and a $150.0 Term Loan B facility with a term of seven years.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

On January 20, 2006, the Company entered into an amendment of the 2005 Credit Facility (such amendment, the “First Amendment”). The material terms of the First Amendment were as follows: (i) the First Amendment made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business; (ii) the First Amendment changed the requirements for mandatory prepayments from material asset dispositions of DMFC and its subsidiaries with respect to such asset dispositions that are consummated on or prior to July 30, 2006; (iii) the First Amendment made less restrictive the covenant limiting the ability of DMC to pay dividends to DMFC; (iv) the First Amendment made less restrictive the financial covenant requiring that a specified total debt ratio not be exceeded; and (v) the First Amendment changed the definition of “cash equivalents” in the 2005 Credit Facility to better reflect the anticipated cash investment practices of DMC and DMFC.

Revolving Credit Facility. On December 20, 2002, in connection with the 2002 Merger, DMC established a $300.0 six-year floating rate revolving credit facility with several lender participants as part of its senior credit facility. On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the then-effective interest rate spread for the then-existing revolving credit facility. As part of the 2005 Refinancing, the Company increased the revolving credit facility (the “Revolver”) to $350.0 and further reduced the effective interest rate spread. As of April 30, 2006, the then-effective interest rate spread for the Revolver under the 2005 Credit Facility was 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility). To maintain availability of funds under the Revolver, the Company pays a 0.375% commitment fee on the unused portion of the Revolver.

The outstanding balance on the Revolver was zero at April 30, 2006 and May 1, 2005. As of April 30, 2006, the net availability under the Revolver, reflecting $54.0 of outstanding letters of credit, was $296.0.

Term Loan Obligations. On December 20, 2002, in connection with the Spin-off and 2002 Merger, DMC borrowed $945.0 under a six-year floating rate term loan and an eight-year floating rate term loan which was denominated in both U.S. Dollars and Euros. Each of the 2002 Term Loan A and Term Loan B was made pursuant to the terms of the Company’s senior credit facility.

On January 30, 2004, the Company completed an amendment of its senior credit facility, which, among other things, reduced and fixed the interest rate spread for the then-existing Term Loan B at 2.25% over LIBOR. Under the amendment, the Company repaid its outstanding term loans and borrowed new U.S. Dollar-denominated Term B Loans. The amendment also contained provisions to enhance the Company’s financial flexibility, including, among other things, the elimination of prepayment premiums. The then-outstanding Term Loan A and Euro denominated Term Loan B were repaid through a corresponding increase in the U.S. Dollar denominated Term B Loan. The Term Loan B totaled $882.8 upon completion of the amendment. For the $57.4 of loans that were deemed for accounting purposes repaid and replaced by new loans as a result of the amendment, the Company paid $0.6 in prepayment premiums and deferred $0.1 of debt issuance costs. For the remaining $825.4 of loans that were deemed for accounting purposes to be amended, the Company deferred $6.6 of fees paid to the lenders and expensed $1.8 of fees paid to third parties. From December 20, 2002 through January 30, 2004, the Euro strengthened considerably against the U.S. Dollar (1.03 to 1.25 Dollars per Euro). During that period, a portion of the then-existing Term

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Loan B was denominated and payable in Euros. The change in exchange rates resulted in an increase in the U.S. Dollar equivalent of the obligation and a $6.6 foreign currency loss recognized in other expense during fiscal 2004.

On February 8, 2005, the Company completed the 2005 Refinancing, which included the consummation of the 2005 Credit Facility. The 2005 Credit Facility included a $450.0 Term Loan A facility with a term of six years, and a $150.0 Term Loan B facility with a term of seven years. The interest rate spread for the Term Loan A facility under the 2005 Credit Facility was subject to adjustment periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility). The interest rate spread for the Term Loan B facility under the 2005 Credit Facility was fixed at 1.50% over the Eurodollar Rate (as set forth in the 2005 Credit Facility).

The following table presents the changes in the term loan obligations for fiscal 2005:

	Term A	Term B	Total
May 2, 2004	$—	$612.1	$612.1
Scheduled principal payments	—	(4.7)	(4.7)
February 8, 2005 Refinancing	450.0	(457.4)	(7.4)

Fiscal 2005 Ending Balance	$450.0	$150.0	$600.0

The interest rate payable on both the Term Loan A facility and Term Loan B facility was 6.50% as of April 30, 2006. As of May 1, 2005, the interest rate payable on both the Term Loan A facility and Term Loan B facility was 4.69%.

Notes. On December 20, 2002, in connection with the Spin-off and 2002 Merger, SKF (thereafter renamed DMC) issued $450.0 ($300.0 of which was issued directly to and subsequently sold by Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes. The 8 5/8% Notes are also guaranteed by DMFC. The Company has the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. Pursuant to the terms of a registration rights agreement the Company entered into for the benefit of the holders of the 8 5/8% Notes, because the exchange offer was not consummated prior to July 31, 2003 the annual interest rate on the 8 5/8% Notes was increased by 0.5%, with such increase effective until such consummation. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer.

On May 15, 2001, pre-Merger DMC sold $300.0 of 9 1/4% Notes with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the 2002 Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes are also guaranteed by DMFC. In connection with the 2005 Refinancing, the Company consummated

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

the 2005 Offer with respect to almost all of the outstanding 9 1/4% Notes. The 2005 Offer expired on February 7, 2005 (the “Expiration Time”). The Company accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. On April 14, 2006, the Company issued a notice of redemption to holders of its remaining 9 1/4% Notes. As discussed below, the remaining 9 1/4% Notes were redeemed subsequent to year end. The recorded premium of $12.0 as of the date of the 2002 Merger was amortized through earnings as a reduction to interest expense over the life of the 9 1/4% Notes. Amortization of $0.1, $1.0 and $1.4 was recognized for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In addition, in fiscal 2005, approximately $9.0 of premium was recorded as a reduction to interest expense in conjunction with the 2005 Offer.

In connection with the 2005 Refinancing, through a private placement offering, the Company issued $250.0 principal amount of new 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. The Company has the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005.

The Company’s debt consisted of the following, as of the dates indicated:

	April 30, 2006	May 1, 2005
Short-term borrowings:
Revolver	$—	$—
Other	1.7	1.0

	$1.7	$1.0

Long-term debt:
Term A Loan	$450.0	$450.0
Term B Loan	148.5	150.0

Total Term Loans	598.5	600.0

9 1/4% senior subordinated notes	2.6	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0
Other	—	0.1

	1,301.1	1,302.7
Less current portion	58.6	1.7

	$1,242.5	$1,301.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

At April 30, 2006, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

2007	$58.6
2008	24.0
2009	35.3
2010	46.5
2011	298.3

In accordance with the terms of the 2005 Credit Facility, as amended, DMC is required to make a prepayment of term loan debt in the amount of 20% of the Net Cash Proceeds, as defined in the 2005 Credit Facility, received in connection with and upon the consummation of, certain Major Dispositions, as defined in the 2005 Credit Facility, prior to July 30, 2006. Such prepayment is required to be made substantially contemporaneously with the consummation of the applicable Major Disposition. The sale of the Soup and Infant Feeding Businesses described in Notes 1 and 3 qualifies as such a Major Disposition. The applicable mandatory prepayment of $43.3 was deposited into an escrow account by DMC on April 25, 2006, and is reflected as restricted cash on the balance sheet as of April 30, 2006. The payment was applied to reduce term loan debt in May 2006. Accordingly, the amount of the mandatory prepayment of $43.3 is included in the current portion of long-term debt as of April 30, 2006.

At April 30, 2006, agreements relating to the Company’s long-term debt, including the credit agreement governing the 2005 Credit Facility, as amended and the indentures governing the senior subordinated notes, contained covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to DMFC. The Company’s credit agreement governing the 2005 Credit Facility, as amended also requires compliance with certain financial tests, including a maximum total debt ratio and a minimum fixed charge coverage ratio. As of April 30, 2006, the Company believes that it is in compliance with all such financial covenants.

Supplemental Disclosure of Cash Flow Information. The Company made cash interest payments of $91.1, $105.9 and $123.4 during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2005, the Company repaid $850.0 of existing debt by incurring a like amount of new debt.

Subsequent Events

On May 19, 2006, the Company entered into an amendment of the 2005 Credit Facility (such amendment, the “Second Amendment,” and the 2005 Credit Facility, as amended by the First Amendment and the Second Amendment, the “Amended Senior Credit Facility.”) The amendment, among other things, increased the existing Term Loan B facility commitments and revolving credit facility commitments in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the amendment, DMC borrowed an additional $65.0 in Term B loans and $125.0 under its revolving credit facility to provide a portion of the funding for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

DMC borrowed an additional $580.0 in Term B loans and $13.0 under its revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction related expenses. Immediately thereafter and including other borrowings made on July 3, 2006 under the revolving credit facility, there were approximately $409.3 under the Company’s Term Loan A facility, $790.9 under its Term Loan B facility and $178.1 under its revolving credit facility outstanding under the Amended Senior Credit Facility.

Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. The Amended Senior Credit Facility contains customary negative and affirmative covenants comparable to those in the 2005 Credit Facility.

Revolving Credit Facility: As of July 3, 2006 the Company’s commitment amount under the Revolver that is part of the Amended Senior Credit Facility is $450.0. On July 3, 2006, immediately after the borrowings in connection with the Milk-Bone Acquisition and other borrowings on such date, there were approximately $178.1 in revolving loans outstanding under the Revolver, primarily with an effective interest rate spread of 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). In addition, there were on such date approximately $48 in outstanding letters of credit issued under the Amended Senior Credit Facility. The Amended Revolver will mature, and the commitments thereunder will terminate, on February 8, 2011. As of July 3, 2006, the net availability under the Revolver, reflecting $48 of outstanding letters of credit, was $223.9.

Term Loan Obligations: As of July 3, 2006, the Amended Senior Credit Facility includes a $409.3 Term Loan A facility and a $790.9 Term Loan B facility. The Term Loan A facility will be due in full on February 8, 2011 and the Term Loan B facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term Loan A facility is approximately the following percentages of outstanding principal: 2.5% for fiscal year 2007, 5.0% for fiscal year 2008, 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term Loan B facility is approximately 1.00% per annum with respect to each of the quarterly payments commencing on July 28, 2006 through January 28, 2011, with the remaining 95.25% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term Loan A facility and Term Loan B facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Amended Senior Credit Facility.

Notes: As discussed above, on April 14, 2006, the Company issued a notice of redemption to holders of its remaining 9 1/4% Notes. Consummation of the redemption occurred on May 15, 2006 (the “Redemption Date”), when the 9 1/4% Notes were redeemed in full, including the premium payable and accrued and unpaid interest as of the Redemption Date.

Upon consummation of the Meow Mix acquisition, the Meow Mix subsidiaries acquired by Del Monte guaranteed DMC’s obligations under the 8 5/8% Notes and the 6 3/4% Notes and DMC’s obligations under the Amended Senior Credit Facility.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

The Company’s debt consists of the following, as of July 3, 2006, immediately following the borrowings in connection with the Milk-Bone acquisition and including other borrowings made on such date under the revolving credit facility:

July 3, 2006
Short-term borrowings:
Revolver	$178.1
Other	1.9

$180.0

Long-term debt:
Term A Loan	$409.3
Term B Loan	790.9

Total Term Loans	1,200.2

8 5/8% senior subordinated notes	450.0
6 3/4% senior subordinated notes	250.0

1,900.2
Less current portion	18.2

$1,882.0

At July 3, 2006, scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2007	$18.2
2008	28.4
2009	38.6
2010	48.8
2011	473.1

Note 8.	Derivative Financial Instruments

The Company uses interest rate swaps as well as futures and option contracts to hedge market risks relating to possible adverse changes in interest rates and commodity and other prices, which affect interest expense on the Company’s floating-rate obligations as well as the cost of its raw materials and other inputs, respectively.

Interest Rates. The Company’s debt primarily consists of fixed rate notes and floating rate term loans. The Company also uses its floating rate revolving credit facility to fund seasonal working capital needs. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

All interest rate swaps that have been entered into by the Company are used to hedge interest payments on floating rate debt. On February 24, 2003, the Company entered into six interest rate swaps, with a combined notional amount of $300.0, as the fixed rate-payer. A formal cash flow

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

hedge accounting relationship was established between the six swaps and a portion of the Company’s interest payments on floating rate debt. These six swaps expired on April 28, 2006. We had two interest rate swaps with a combined notional amount of $125.0 which were entered into by pre-Merger DMC. On December 31, 2002, a formal cash flow hedge accounting relationship was established between the two swaps and a portion of our interest payments on our floating rate debt. These two interest rate swaps expired on September 30, 2004.

In fiscal 2006, the Company’s interest rate cash flow hedges resulted in a $2.0 decrease to OCI and a $1.3 decrease to deferred tax liabilities. The interest rate cash flow hedges did not have an impact on other expense. In fiscal 2005, the Company’s interest rate cash flow hedges resulted in a $1.8 increase to OCI, a $1.2 increase to deferred tax liabilities and a $0.3 decrease to other expense. In fiscal 2004, the Company’s interest rate cash flow hedges resulted in a $1.6 increase to OCI, a $1.0 decrease to deferred tax assets and a $0.2 decrease to other income.

During fiscal 2005 and fiscal 2004, the Company reduced interest expense by $1.4 and $4.2, respectively, resulting from the amortization of a $6.9 swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. At the end of fiscal 2005, the swap liability was fully amortized in conjunction with the expiration of the interest rate swaps with a combined notional amount of $125.0 on September 30, 2004.

On May 1, 2005, the fair values of the Company’s interest rate swaps were recorded as current assets of $3.4.

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases of some commodities for up to one year. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than eighteen months.

On April 30, 2006, the fair values of the Company’s commodities hedges were recorded as current assets of $0.8 and current liabilities of $0.1. The fair values of the Company’s commodities hedges were recorded as current assets of $1.4 and current liabilities of $0.3 at May 1, 2005.

Other: During the first and second quarters of fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of 2006, the Company began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. During the second, third and fourth quarters, the Company entered into futures contracts to cover a portion of its projected diesel fuel costs for the respective quarters. These contracts generally have a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of April 30, 2006 all such contracts were closed.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

During the fourth quarter of fiscal 2006, the Company began a hedging program for natural gas. The Company accounted for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 15 months or less. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 30, 2006, the fair values of the Company’s natural gas hedges were recorded as current assets of $0.6 and current liabilities of $1.2.

Gains and losses related to commodity and other hedges reported in OCI are expected to be reclassified into earnings within the next twelve months.

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other activities:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
(Increase) decrease in other comprehensive income (a)	$0.5	$0.1	$(0.7)
(Increase) decrease in deferred tax liabilities	0.3	—	0.5
Increase (decrease) in cost of products sold	(0.1)	2.9	(0.9)
Increase (decrease) in other expense	—	1.5	(3.2)

(a)	The change in other comprehensive income is net of related taxes.

Note 9.	Employee Stock Plans

Stock Option Incentive Plans

On August 4, 1997, the Company adopted the 1997 Stock Incentive Plan (amended November 4, 1997 and October 14, 1999) (the “1997 Plan”), which allowed the Company to grant options to certain key employees. The plan allowed the grant of options to purchase up to 1,821,181 shares of Del Monte’s common stock. Options could be granted as incentive stock options or as non-qualified options for purposes of the Internal Revenue Code. The term of any option may not be more than ten years from the date of its grant. Options to purchase 1,736,520 shares were granted under the plan. As of April 30, 2006, eligible employees held options to purchase 650,845 shares of common stock under the 1997 Plan. Options generally vest over four or five years. As approved by the shareholders, 143,200 shares of common stock represented by awards granted under the 1997 Plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 1998 Stock Incentive Plan, described below. No additional options will be granted under the 1997 Plan.

Also on August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). In connection with this plan, grants of non-qualified stock options representing 223,828 shares of common stock were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

vest over a four-year period. As of April 30, 2006, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. As approved by the shareholders, 201,328 shares of common stock represented by awards granted under this plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 2002 Stock Incentive Plan, described below. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors (the “Board”) on April 24, 1998, modified by the Board on September 23, 1998 and approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses (together with Options and SARs, “1998 Incentive Awards”) representing up to 6,065,687 shares of Del Monte common stock were reserved to be issued to certain employees, non-employee directors and consultants of Del Monte. Initially, 3,195,687 shares of Del Monte common stock were reserved for issuance under the 1998 Plan plus any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, which amount was 143,200 shares from the 1997 Plan as of April 30, 2006. Del Monte stockholders approved a proposal to reserve an additional 2,870,000 shares of Del Monte common stock for issuance under the 1998 Plan on November 15, 2000. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vest over four or five years. As of April 30, 2006, eligible employees held options to purchase 3,051,617 shares of common stock under the 1998 Plan. As approved by the shareholders, 2,042,652 shares of common stock represented by awards granted under the 1998 Plan which were forfeited, expired or cancelled without the delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company were transferred to the Del Monte Foods Company 2002 Stock Incentive Plan, described below. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. The 2002 Plan allows for grants of incentive and non-qualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). Shares authorized for grant are 15,400,000 shares of common stock plus shares of common stock remaining under any prior plans of the Company, including without limitation any shares of common stock represented by awards granted under any prior plans of the Company which are forfeited, expire or are cancelled without the delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, which amount was 2,243,980 shares as of April 30, 2006. On August 15, 2005, the Board of Directors approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan, which among other things, increased the total number of shares authorized for grant by 8,673,818 shares. As of April 30, 2006, the total number of shares authorized for grant under the 2002 Plan was 26,317,798. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

limitations, the Compensation Committee of the Board has authority to grant Incentive Awards under the 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years. Annual option grants for non-employee directors generally vest immediately.

Under the 2002 Merger agreement, the Company assumed the obligation to provide Del Monte restricted stock units (“RSUs”) as a replacement for Heinz RSUs awarded to SKF employees. On December 20, 2002, approximately 83,000 Heinz RSUs valued at approximately $2.9 were converted into approximately 373,000 shares of Del Monte RSUs issued under the 2002 Plan. Restricted stock units generally vest over three years. The Company recognized compensation expense over the vesting period. All of the outstanding RSUs vested during the second quarter of fiscal 2006 and accordingly, the restrictions lapsed.

As a result of the spin-off of SKF from Heinz and 2002 Merger, each outstanding option to acquire shares of Heinz common stock held by employees of the 2002 Acquired Businesses immediately prior to the spin-off of SKF from Heinz was adjusted so that the employees held a combination of options to purchase Heinz common stock and options to purchase Del Monte common stock. For employees of the 2002 Acquired Businesses, Heinz outstanding options were converted to an equal number of SKF common stock options. The number of shares of Del Monte common stock that were subject to converted options was determined by multiplying the number of shares of SKF common stock subject to options, by the 2002 Merger exchange ratio of 0.4466, rounded, if necessary, to the nearest whole share of Del Monte common stock. The exercise price of the converted options was determined in accordance with a formula that ensured the value of the options held by employees immediately before the 2002 Merger was preserved after the 2002 Merger. As a result, the Company issued 0.8 million options to purchase newly converted shares of Del Monte common stock to employees under the 2002 Plan.

The Company had 6,738,964 options outstanding to purchase shares of common stock immediately before the 2002 Merger, which remained outstanding and unchanged after the 2002 Merger. The fair value of these options of $18.5 was determined using the Black-Scholes option-pricing model upon completion of the 2002 Merger and was included in the total purchase price of $451.0. In addition, the intrinsic value of the unvested options was determined on the 2002 Merger date as the difference between the strike price and the market price of each option on such date. The intrinsic value of $0.7 related to the unvested options was recorded as deferred compensation with the offset recorded in additional paid-in capital and will be expensed as earned over the remaining vesting period of such options.

During fiscal 2006, the Company granted 555,612 of performance shares to employees at a weighted average market value of $10.24. Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009 and fiscal 2010. Performance shares granted in fiscal 2005 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2007, fiscal 2008, and fiscal 2009.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

During fiscal 2006, the Company granted 328,900 of performance accelerated restricted stock units to employees at a weighted average market value of $10.24. Performance accelerated restricted stock units granted in fiscal 2006 vest in September of fiscal 2011, subject to earlier vesting at the end of fiscal 2008 or fiscal 2009 if certain targets are met. Performance accelerated restricted stock units granted in fiscal 2004 vest in September of fiscal 2009, subject to earlier vesting at the end of fiscal 2007 if certain targets are met.

Certain employees, upon termination of their employment with the Company without cause, based on the terms of their respective employment agreements or the DMC Executive Severance Plan, if applicable, will receive a pro-rata share of their original stock option, performance accelerated restricted stock unit and performance share grant, subject to the Company’s pro-rata policy in effect at the time of the employee’s termination of employment; provided that, pro-rata performance shares shall only vest upon the achievement of the established performance target.

As of April 30, 2006, eligible employees and non-employee directors held 658,779 performance accelerated restricted stock units, 177,933 deferred stock units, 961,025 performance shares and options to purchase 11,202,308 shares of common stock under the 2002 Plan. As of April 30, 2006, 12,146,307 additional shares were available under the 2002 Plan to be issued in connection with future awards.

Non-Employee Director Deferred Compensation Plan: The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board of Directors on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer, which amount would instead be converted to deferred stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the 2002 Plan. As of April 30, 2006, participating non-employee directors held 47,996 deferred stock units issued under the 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

AIP Deferred Compensation Plan: On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the 2002 Plan. As of April 30, 2006, 129,938 units of deferred stock were outstanding, 119,119 of which were vested, under the 2002 Plan in connection with deferrals under this plan.

The Company recognized total stock compensation expense of $9.3, $8.3 and $4.3 during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 27, 2003	10,901,818	$8.05	3,965,589	$8.44
Granted	3,632,425	8.86
Forfeited	786,881	8.28
Exercised	295,618	6.96

Balance at May 2, 2004	13,451,744	8.31	4,763,783	8.61
Granted	3,486,100	10.60
Forfeited	1,678,929	10.95
Exercised	1,380,841	6.58

Balance at May 1, 2005	13,878,074	8.93	4,839,939	8.85
Granted	2,357,300	10.24
Forfeited	488,603	10.31
Exercised	819,501	7.67

Balance at April 30, 2006	14,927,270	$9.16	8,046,461	$8.67

At April 30, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.22- 8.78	7,491,478	6.07	$7.71	5,282,546	$7.48
8.81-10.59	6,264,096	8.26	10.24	1,706,518	9.76
10.63-15.85	1,171,696	3.25	12.68	1,057,397	12.84

$ 5.22-15.85	14,927,270	6.77	$9.16	8,046,461	$8.67

See Note 2 for a discussion of the fair value of options.

Note 10.	Employee Severance and Restructuring Costs

During fiscal 2004 and fiscal 2005, the Company communicated to affected employees that they would be terminated as part of the 2002 Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—April 27, 2003	$—	$—	$—	$—
Termination and severance costs incurred	7.0	0.9	—	7.9
Amounts utilized	(2.1)	(0.8)	—	(2.9)

Accrued termination and severance costs—May 2, 2004	4.9	0.1	—	5.0
Termination and severance costs incurred	1.5	0.5	2.6	4.6
Amounts utilized	(4.7)	(0.4)	(1.1)	(6.2)

Accrued termination and severance costs—May 1, 2005	1.7	0.2	1.5	3.4
Amounts utilized	(1.7)	(0.2)	(1.0)	(2.9)

Accrued termination and severance costs—April 30, 2006	$—	$—	$0.5	$0.5

(a)	Corporate represents expenses not directly attributable to reportable segments.

Streamline and Operation Excel. Prior to the 2002 Merger, the Company was involved in initiatives named “Streamline” and “Operation Excel,” which consisted of actions to downsize, close or consolidate certain manufacturing facilities and to divest certain assets. The planned actions pursuant to these initiatives were substantially completed prior to the end of fiscal 2002.

The major components of the restructuring charges for the years ended May 2, 2004, May 1, 2005 and April 30, 2006 are as follows:

Accrued Exit Costs
Accrued restructuring costs—April 27, 2003	$3.4
Amounts utilized—Fiscal 2004	(0.2)

Accrued restructuring costs—May 2, 2004	3.2
Amounts utilized—Fiscal 2005	(0.3)

Accrued restructuring costs—May 1, 2005	2.9
Amounts utilized—Fiscal 2006	—

Accrued restructuring costs—April 30, 2006	$2.9

The utilization of the accrual in fiscal 2004 and fiscal 2005 relates to environmental remediation costs and the remaining reserve at April 30, 2006 is related to environmental remediation.

Note 11.	Retirement Benefits

Defined Benefit Plans. Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, at the end of fiscal 2006 and fiscal 2005, are as follows:

	Pension Benefits		Other Benefits
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Change in benefit obligation:
Benefit obligation beginning of year	$406.9	$365.6	$144.6	$153.7
Service cost	13.7	8.7	4.7	5.9
Interest cost	22.6	22.9	7.5	9.4
Amendments	(0.2)	13.4	(20.1)	—
Actuarial (gain)/loss	0.7	27.0	9.6	(19.4)
Benefits paid	(31.0)	(30.7)	(6.3)	(5.0)

Benefit obligation end of year	$412.7	$406.9	$140.0	$144.6

Accumulated benefit obligation	$397.9	$390.5
Change in plan assets:
Fair value of plan assets beginning of year	$295.7	$300.2	$—	$—
Actual gain on plan assets	34.1	24.0	—	—
Employer contributions	14.7	2.2	6.3	5.0
Benefits paid	(31.0)	(30.7)	(6.3)	(5.0)
Other	7.2	—	—	—

Fair value of plan assets end of year	$320.7	$295.7	$—	$—

Funded status	$(92.0)	$(111.3)	$(140.0)	$(144.6)
Unrecognized net actuarial loss	4.7	20.8	14.5	4.8
Unrecognized prior service cost	17.2	19.6	(47.9)	(35.8)
Interim contributions	—	—	0.5	0.7
Effect of curtailment	(7.2)	—	18.1	—

Net amount recognized	$(77.3)	$(70.9)	$(154.8)	$(174.9)

Amounts recognized in the consolidated balance sheet consist of:
Liability	$(90.3)	$(96.4)	$(154.8)	$(174.9)
Other non-amortizable intangible assets	0.6	9.4	—	—
Accumulated other comprehensive loss	12.4	16.1	—	—

Net amount recognized	$(77.3)	$(70.9)	$(154.8)	$(174.9)

WEIGHTED AVERAGE ASSUMPTIONS
Assumptions used to determine our projected benefit obligation
Discount rate used in determining projected benefit obligation	6.15%	5.75%	6.15%	6.00%
Rate of increase in compensation levels	4.27%	4.28%

Assumptions used to determine our periodic benefit cost
Discount rate used to determine periodic benefit cost	5.75%	6.25%	5.70%	6.25%
Rate of increase in compensation levels	4.28%	4.94%
Long-term rate of return on assets	8.50%	8.75%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

As described in Note 1, the Company completed the divestiture of the Soup and Infant Feeding Businesses. FASB Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” requires the unrecognized prior service cost associated with future years of service no longer expected to be rendered to be recognized as a curtailment loss. As a result of the divestiture, approximately 450 participants of the Company’s qualified defined benefit pension plans would no longer render services and as a result, the Company recognized a curtailment loss of $7.2.

In addition, the Company transferred $32.6 of the accumulated postretirement benefit obligation to TreeHouse as part of the terms of the asset purchase agreement. FASB Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), requires that the curtailment gain (representing the $32.6 liability transferred to TreeHouse) be offset by any unrecognized losses of the plan. As a result of the divestiture, there were approximately 500 participants in the Company’s unfunded defined benefit postretirement plans who would no longer render services and as a result, the Company recognized a net curtailment gain of $18.1, representing the net effect of the $32.6 liability transferred to TreeHouse and a curtailment loss of $14.5 representing previously unrecognized loss.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Excluding the impact of curtailments, the components of net periodic pension cost for pension benefit plans and other benefit plans for fiscal 2006 and fiscal 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost for benefits earned during the period	$13.7	$8.7	$4.7	$5.9
Interest cost on projected benefit obligation	22.6	22.8	7.5	9.4
Expected return on plan assets	(24.7)	(25.1)	—	—
Amortization of prior service cost	2.4	1.2	(8.0)	(4.9)
Amortization of loss	0.8	—	—	—

Total benefit cost	$14.8	$7.6	$4.2	$10.4

The Company expects to make minimum cash contributions of approximately $0.8 to the defined benefit pension plans during fiscal 2007. The Company has not yet determined whether or not it will make any contributions in excess of the minimum required contributions.

Shortly after the 2002 Merger, Heinz had segregated $36.6 of assets of a Heinz-sponsored defined benefit plan to be transferred to one of the Del Monte sponsored defined benefit plans in conjunction with the 2002 Merger. In late December 2002, Heinz proposed that the Heinz plan transfer approximately $38 to the Del Monte plan in partial satisfaction of its obligations pursuant to the Employee Benefit Agreement dated June 12, 2002. By letters dated January 16, 2003 and May 7, 2003 to Heinz, Del Monte asserted that Heinz had a legal obligation to transfer approximately $60 to the Del Monte plan. In May 2003, Heinz transferred approximately $37 to the Del Monte plan. Del Monte had subsequently asserted that Heinz had an obligation to transfer an additional $23 to the Del Monte plan. By letter dated October 8, 2003, to Del Monte, Heinz stated that revised actuarial calculations indicated that the transfer made in May 2003 exceeded the final actuarial calculations of liabilities by $9. Del Monte denied that it had any obligation to transfer funds to the Heinz plan. Effective as of April 28, 2006, Del Monte and Heinz entered into a settlement agreement to resolve their dispute, pursuant to which Heinz agreed to release its claim to the return of $9 from the Del Monte plan to the Heinz plan and Heinz further agreed to transfer an additional sum of $1.9 from the Heinz plan to the Del Monte plan in fiscal 2007.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2007	$27.8	$5.7
2008	28.3	6.1
2009	29.0	6.6
2010	29.7	7.1
2011	30.3	7.5
Thereafter	164.5	41.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

The asset allocation of the pension benefits is as follows:

	Pension Benefits
	2006	2005
Equity Securities	48%	50%
Debt Securities	38%	37%
Other	14%	13%

Total	100%	100%

For measurement purposes, a 10.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2006 and fiscal 2005, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next five years and remain at that level thereafter. For health maintenance organization plans, a 12.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for fiscal 2006 and fiscal 2005, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next seven years. A 5.5% and a 6.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for the dental and vision plans for fiscal 2006 and fiscal 2005, respectively.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of April 30, 2006 by $16.4 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.8. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of April 30, 2006 by $13.7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.3.

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Prior to February 1, 2004, the Company also participated in two Heinz defined contribution plans. On February 1, 2004, the assets on behalf of Del Monte employees who were participating in the Heinz defined contribution plans were transferred to the Del Monte defined contribution plans (the “Asset Transfer”). Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans totaled $6.0 and $10.4 for fiscal 2006 and fiscal 2005, respectively.

Prior to the 2002 Merger, eligible employees of the 2002 Acquired Businesses participated in two Heinz defined contribution plans. Heinz charged the 2002 Acquired Businesses for the costs of the plans as determined by the plans’ trustee. The Company expensed $8.6 during fiscal 2004. After the 2002 Merger, Del Monte became a participating employer in these plans. Included in the fiscal 2004 expense is $2.9 of expense incurred subsequent to the Asset Transfer.

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans of $5.5 for both fiscal 2006 and fiscal 2005.

Retirement Plans Outside of the U.S. The Company participates in statutory retirement plans and Company-sponsored retirement plans for its non-U.S. affiliates.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

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

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the 2002 Merger. During the year ended May 2, 2004, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG had the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3 in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of the Company’s common stock covered by the shelf registration statement for $10.08 per share. The Company did not receive any proceeds from the sale. On September 10, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Lehman Brothers Inc. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of the remaining 12,341,385 shares of the Company’s common stock covered by the shelf registration statement for $132.1 in aggregate. The Company did not receive any proceeds from the sale. The Company has incurred expenses of approximately $0.3 in connection with performing its obligations under the Stockholder Rights Agreement.

Compensation earned by Mr. William Price as a member of the Board of Directors of DMFC, excluding options, was paid to TPG Partners, L.P. At such time, Mr. Price was an officer of TPG. On September 30, 2004, Mr. Price ceased being a member of the Company’s Board of Directors. In fiscal 2005, Mr. Price earned $0.02 as well as 1,666 shares of Del Monte Foods Company common stock.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Company’s directors or executive officers or members of their immediate families, during fiscal 2005 or fiscal 2006.

Note 13.	Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2006	2005	2004
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$206.7	$158.4	$201.4
Foreign	8.8	2.3	17.3

	$215.5	$160.7	$218.7

Income tax provision:
Current:
U.S. federal and U.S. possessions	$73.0	$30.9	$35.4
State and foreign	16.5	5.9	6.3

Total current	89.5	36.8	41.7

Deferred:
U.S. federal and U.S. possessions	(10.5)	17.7	33.6
State and foreign	(0.5)	5.6	2.5

Total deferred	(11.0)	23.3	36.1

	$78.5	$60.1	$77.8

The above amounts do not include tax benefits of $2.7 in fiscal 2006 from the exercise of stock options, which for accounting purposes are recorded in additional paid-in capital.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2006	May 1, 2005
Deferred tax assets:
Post employment benefits	$60.7	$68.6
Pension liability	39.7	38.3
Reserves not currently deductible	9.0	16.3
Workers’ compensation	15.0	13.0
Net operating loss and tax credit carry forwards	25.9	33.6
Other	28.7	23.1

Gross deferred tax assets	179.0	192.9
Valuation allowance	(6.4)	(6.2)

Net deferred tax assets	172.6	186.7

Deferred tax liabilities:
Depreciation/amortization	96.2	138.6
Intangible assets	267.2	252.8
Inventory	28.9	28.2
Other	5.1	5.1

Gross deferred tax liabilities	397.4	424.7

Net deferred tax liability	$(224.8)	$(238.0)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Certain amounts in the above table have been reclassified to properly reflect gross deferred assets and related valuation allowance. These reclassifications did not have an impact on the consolidated financial statements.

At April 30, 2006, the Company had a valuation allowance for foreign net operating loss and tax credit carryforwards of $6.4 as the utilization of such foreign losses cannot be reasonably assured. The net change in valuation allowance for the year ended April 30, 2006 was an increase of $0.2. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future based on projected future taxable income.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2006	2005	2004
Expected income taxes computed at the statutory U.S. federal income tax rate	$75.4	$56.2	$76.6
Taxes on foreign income at rates different than U.S. federal income tax rates	1.3	2.2	1.5
State taxes, net of federal benefit	8.4	5.7	5.5
Foreign losses	(0.2)	2.3	—
Tax on income of U.S. Possessions’ subsidiaries	(3.7)	(7.9)	(6.7)
Other	(2.7)	1.6	0.9

Actual provision for income taxes	$78.5	$60.1	$77.8

As of April 30, 2006, the Company had net operating loss carryforwards of $45.7 for U.S. tax purposes, which will expire between 2012 and 2022, $1.3 for state purposes, which will expire between 2007 and 2023, $8.9 for foreign purposes, which will expire between 2010 and 2014 and $3.5 of tax credits with no expiration date. The use of pre-2002 Merger net operating loss and tax credit carryforwards is subject to limitations under Section 382 of the Internal Revenue Code.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $3.3 at April 30, 2006. The Company intends to reinvest such earnings indefinitely

The Company made income tax payments of $57.9, $63.6 and $43.2 for the fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004, respectively.

Note 14.	Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Lease Commitments. The Company leases certain property, equipment and office and plant facilities. At April 30, 2006, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

2007	$44.8
2008	41.6
2009	40.2
2010	35.4
2011	27.6
Thereafter	85.7

Rent expense related to operating leases was $71.9, $64.5 and $58.2 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Supply Agreements. The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine International, Inc., an unaffiliated entity. Total purchases under this agreement were $42.1, $56.1 and $36.4 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company expects to make minimum purchases of approximately $41 in fiscal 2007 under this agreement. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in July 2011.

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Total purchases made under this agreement, which expires on August 13, 2010, were $152.4, $141.0 and $127.0 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company expects to make minimum purchases of approximately $63 in fiscal 2007. The agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products metal food and beverage containers in the United States from Silgan. Total purchases made under this agreement, which expires on December 31, 2011, were $220.6, $221.0 and $207.0 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. As of April 30, 2006, the Company has committed to make purchases of approximately $42 in fiscal 2007. Pricing under the Impress agreement and Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreement was amended in fiscal 2004 to extend the term of the contract to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the contract.

Logistics Services Agreement. On April 4, 2005, effective as of March 4, 2005, the Company and Pacer Global Logistics, Inc (“Pacer”) entered into a Logistic Services Agreement (the “Pacer Agreement”) under which Pacer agreed to provide the Company with comprehensive transportation and logistics services in connection with the shipment of goods from various origins to various

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

destinations. Such services were to include: transportation of the Company’s finished products to its distribution centers and customers; carrier management; management of carrier and customer accessorial charges; freight payment; shipment tracking and communication; freight dispatch services; shipment optimization using various shipping modes, carriers, routes and configurations; and tracking, asserting, collecting and resolving freight claims. Pursuant to its terms, the agreement was to continue until April 30, 2008 and automatically renew for a two year term at the end of the then current term unless either party provided written notice of non-renewal prior to the end of the term, by giving the other party at least 180 days advance written notice. As discussed below in the Legal Proceedings section, the Company is currently in arbitration proceedings with Pacer over the termination of the contract and other matters. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, the Company began using a different transportation services provider beginning on May 1, 2006.

Grower Commitments. The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $119.2, $130.2 and $132.0 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

At April 30, 2006, aggregate future payments under such purchase commitments (priced at April 30, 2006 estimated costs) are estimated as follows:

2007	$128.1
2008	47.7
2009	44.2
2010	38.5
2011	25.8
Thereafter	29.5

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, and other service providers with commitments ranging from one year to five years. Total purchases under these agreements were $150.6, $119.9 and $45.7 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $45.0, $39.9 and $44.8 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

At April 30, 2006, aggregate future payments under such purchase commitments (including pineapple requirements) are estimated as follows:

2007	$144.7
2008	106.8
2009	96.9
2010	71.1
2011	19.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Union Contracts. As of April 30, 2006, the Company has 15 collective bargaining agreements with 13 union locals covering approximately 63% of its hourly full-time and seasonal employees. Of these employees, approximately 83% are covered under collective bargaining agreements scheduled to expire in fiscal 2007, and approximately 17% are covered under collective bargaining agreements scheduled to expire in fiscal 2008. These agreements are subject to negotiation and renewal.

Legal Proceedings

The Company is a defendant in an action filed in the Superior Court in Middlesex, NJ, on May 15, 2006. The complaint alleges that four-packs of StarKist albacore tuna wrapped in shrink-wrap were mislabeled because the nutritional information on the shrink-wrap was different from the nutritional information on the individual cans. The causes of action include consumer fraud, violations of the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and unjust enrichment and seeks compensatory, punitive and treble damages. The complaint seeks certification of this matter as a class action. The Company disputes the plaintiff’s allegations. The Company is not able to estimate its exposure, if any, at this time and accordingly has not accrued any reserves for this matter.

The Company filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. The Company alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. The Company is seeking damages of $40.0. Pacer filed a Demand for Arbitration with AAA on March 9, 2006, as amended on April 4, 2006, in which Pacer asserted claims against the Company for breach of the Pacer Agreement. Pacer is seeking a declaration of its ability to terminate the Pacer Agreement and damages of $22.5. The Company has denied Pacer’s claims. The Company believes it has accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, the Company began using a different transportation services provider beginning on May 1, 2006.

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. Counter-claims against the Company by two third-parties in the amount of $1.4 remained after the settlement with PPI Enterprises. The court granted the Company’s motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. The Company settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. The Company believes it has accrued adequate reserves to cover any material liability that may result from the remaining counterclaim.

The Company was a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health &

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. The plaintiff may appeal this ruling.

The Company was a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. The Attorney General may appeal this ruling.

The Company was a defendant in an action brought by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc., in the U.S. District Court for the Central District of California on December 19, 2001. The plaintiff alleged infringement of U.S. Patent No. 6,312,746 (the “746 Patent”). Specifically, the plaintiff alleged that the technology used in the production of Pounce Purr-fections, Pounce Delectables (currently named Pounce Delecta-bites), Meaty Bones Savory Bites (currently named Snausages Scooby Snack Stuffers) and certain other pet treats infringed the 746 Patent. The plaintiff sought compensatory damages in the amount of $2.3 for alleged infringement of its patent and a permanent injunction against further sales of products made with the allegedly infringing technology. On January 25, 2005, the court granted partial summary judgment in favor of the plaintiff and ruled that the Company infringed the plaintiff’s patent. On March 2, 2005, a jury returned a verdict in favor of Mars and awarded Mars damages in the amount of $3.6. On April 21, 2005, the Court entered a permanent injunction against further sales of the pet products named in this litigation. Total fiscal 2005 net sales and net income of the products involved in this litigation were insignificant in light of the Company’s total net sales and net income. On May 3, 2005, the Court entered a final judgment which also awarded Mars prejudgment interest and reimbursement of costs in the amount of $0.6. On May 19, 2005, the Company filed a notice of appeal. On September 2, 2005, the Company resolved remaining disputes with Mars. The Company withdrew its appeal on September 6, 2005. In the second quarter of fiscal 2006, the Company paid all amounts due in accordance with the final judgment.

The Company filed a lawsuit against several manufacturers of linerboard in the U.S. District Court for the Eastern District of Pennsylvania on June 9, 2003, alleging an illegal conspiracy to fix the price of linerboard in the 1990s. A class action had previously been filed against similar defendants

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

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

Del Monte is also involved from time to time in various legal proceedings incidental to its business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

Note 15.	Segment Information

During the second quarter of fiscal 2005, the Company made changes to one of the Company’s operating segments due to changes in its management and reporting of certain product groupings. The StarKist Brands operating segment was divided into two separate operating segments: StarKist Seafood and Private Label Soup. During the fourth quarter of fiscal 2006, the Company completed the divestiture of the Private Label Soup operating segment and the infant feeding business conducted under the brand name Nature’s Goodness, which was part of the Del Monte Brands operating segment. These two operating segments were formerly included in the Consumer Products reportable segment. The Company concluded that the StarKist Seafood operating segment and the Del Monte Brands operating segment continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company continued to combine these two operating segments into the Consumer Products reportable segment. Accordingly, the divestiture did not affect the Company’s reportable segments.

The Company has the following reportable segments:

•	The Consumer Products reportable segment includes the Del Monte Brands and StarKist Seafood operating segments, which manufacture, market and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth and tuna products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2006	2005	2004
Net Sales:
Consumer Products	$2,142.3	$2,059.4	$2,067.0
Pet Products	856.3	839.9	789.3

Total company	$2,998.6	$2,899.3	$2,856.3

Operating Income:
Consumer Products	$212.4	$212.1	$223.5
Pet Products	141.8	126.4	156.6
Corporate (a)	(49.4)	(44.2)	(34.1)

Total company	$304.8	$294.3	$346.0

(a)	Corporate represents expenses not directly attributable to reportable segments.

As of April 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment. As of May 1, 2005, the Company’s goodwill was comprised of $199.9 related to the Consumer Products reportable segment and $555.7 related to the Pet Products reportable segment. See Note 10 for accrued termination and severance costs detailed by reportable segment.

Revenues from foreign countries

The following table presents domestic and foreign and export sales:

	Fiscal Year
	2006	2005	2004
Net sales—United States	$2,891.6	$2,793.7	$2,760.4
Net sales—foreign and export	107.0	105.6	95.9

Total net sales	$2,998.6	$2,899.3	$2,856.3

Percentage of sales:
United States	96.4%	96.4%	96.6%
Foreign and export	3.6%	3.6%	3.4%

Note 16.	Quarterly Results of Operations (unaudited)

	First (3)	Second	Third	Fourth
2006
Net sales	$616.6	$793.2	$789.6	$799.2
Operating income	41.8	83.6	92.5	86.9
Net income	16.2	43.9	51.9	57.9
Per share data (1):
Basic earnings per share	$0.08	$0.22	$0.26	$0.29
Diluted earnings per share	$0.08	$0.22	$0.26	$0.29

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

	First (3)	Second	Third	Fourth (2)

2005
Net sales	$577.9	$767.3	$779.7	$774.4
Operating income	36.4	83.0	92.9	82.0
Net income	8.5	41.6	48.5	19.3
Per share data (1):
Basic earnings per share	$0.04	$0.20	$0.23	$0.09
Diluted earnings per share	$0.04	$0.20	$0.23	$0.09

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	In the fourth quarter of fiscal 2005, the Company recorded expenses totaling $33.5 in connection with the Refinancing (see Note 7).
(3)	The Company’s net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

Note 17.	Dividends Declared

During each of the third and fourth quarters of fiscal 2006, the Company declared a cash dividend of $0.04 per share of Company common stock. During fiscal 2006, the Company declared and paid dividends of approximately $16 and $8, respectively. The Company did not pay dividends prior to fiscal 2006.

Note 18.	Share Repurchase

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

As described in Note 17 above, in December 2005, the Company declared a cash dividend of $0.04 per share on the Company’s common stock. Pursuant to the June 29, 2005 ASB, the declaration of such dividend constituted an Extraordinary Dividend (as defined in the June 29, 2005 ASB) and provided Goldman Sachs with the right to terminate the June 29, 2005 ASB. On December 19, 2005, Goldman Sachs notified the Company of its intent to terminate the June 29, 2005 ASB effective as of the close of business on such date. The termination did not affect the retirement of the shares previously repurchased by the Company but, as described below, affected the timing and amount of payments between the parties with respect to the June 29, 2005 ASB.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

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

Note 19.	Subsequent Event

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan is intended to further the Company’s progress against its strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the Company’s May 2006 acquisition of Meow Mix and July 2006 acquisition of certain assets related to the Milk-Bone brand.

The Company expects to incur costs associated with these initiatives over the next two years of approximately $110 in pre-tax costs, including $60 in anticipated capital expenditures.

Note 20.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

In February 2005, DMC issued $250.0 of 6 3/4% senior subordinated notes due 2015 (the “Notes”), which are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by DMFC, and on a senior subordinated basis by certain direct and indirect U.S. subsidiaries of DMC, as set forth in the indenture governing the Notes. The issuer and the subsidiary guarantors are 100% owned, directly or indirectly, by Del Monte. The Company’s credit agreements generally limit the ability of DMC to make cash payments to Del Monte, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of April 30, 2006 and May 1, 2005; Condensed Consolidating Statements of Income for the years ended April 30, 2006, May 1, 2005 and May 2, 2004 and Condensed Consolidating Statements of Cash

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

Flows for the years ended April 30, 2006, May 1, 2005 and May 2, 2004 of Del Monte Foods Company (“Parent Company”), Del Monte Corporation (“Issuer”), the guarantor subsidiaries (“Subsidiary Guarantors”) and the subsidiaries that are not guarantors (“Subsidiary Non-guarantors”):

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 30, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$456.4	$—	$3.5	$—	$459.9
Restricted cash	—	43.3	—	—	—	43.3
Trade accounts receivable, net of allowance	—	229.8	0.5	7.5	—	237.8
Inventories	—	708.6	21.2	34.4	—	764.2
Prepaid expenses and other current assets	8.2	88.0	77.6	18.6	(80.5)	111.9

TOTAL CURRENT ASSETS	8.2	1,526.1	99.3	64.0	(80.5)	1,617.1

Property, plant and equipment, net	—	560.3	60.4	20.7	—	641.4
Goodwill	—	758.7	—	—	—	758.7
Intangible assets, net	—	572.5	—	—	—	572.5
Other assets, net	1,314.0	217.1	—	0.6	(1,498.5)	33.2

TOTAL ASSETS	$1.322.2	$3,634.7	$159.7	$85.3	$(1,579.0)	$3,622.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.2	$468.0	$26.0	$29.2	$(80.5)	$450.9
Short-term borrowings	—	—	—	1.7	—	1.7
Current portion of long-term debt	—	58.6	—	—	—	58.6

TOTAL CURRENT LIABILITIES	8.2	526.6	26.0	30.9	(80.5)	511.2

Long-term debt	—	1,242.5	—	—	—	1,242.5
Deferred tax liabilities	—	246.3	1.3	—	(19.5)	228.1
Other non-current liabilities	—	325.3	0.9	0.9	—	327.1

TOTAL LIABILITIES	8.2	2,340.7	28.2	31.8	(100.0)	2,308.9

Stockholders’ equity:
Common stock	2.1	—	0.1	31.1	(31.2)	2.1
Additional paid-in capital	989.5	970.0	12.2	0.1	(982.3)	989.5
Treasury stock, at cost	(126.5)	—	—	—	—	(126.5)
Accumulated other comprehensive loss	(7.9)	(7.9)	—	(2.2)	10.1	(7.9)
Retained earnings	456.8	331.9	119.2	24.5	(475.6)	456.8

TOTAL STOCKHOLDERS’ EQUITY	1,314.0	1,294.0	131.5	53.5	(1,479.0)	1,314.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322.2	$3,634.7	$159.7	$85.3	$(1,579.0)	$3,622.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

MAY 1, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$144.4	$—	$1.5	$—	$145.9
Trade accounts receivable, net of allowance	—	204.2	0.6	7.8	—	212.6
Inventories	—	707.0	16.2	36.8	—	760.0
Assets of discontinued operations	—	252.5	—	2.2	—	254.7
Prepaid expenses and other current assets	0.2	117.4	50.2	2.2	(41.1)	128.9

TOTAL CURRENT ASSETS	0.2	1,425.5	67.0	50.5	(41.1)	1,502.1

Property, plant and equipment, net	—	570.6	62.5	15.9	—	649.0
Goodwill	—	755.6	—	—	—	755.6
Intangible assets, net	—	587.2	—	—	—	587.2
Other assets, net	1,260.6	195.6	—	0.5	(1,420.0)	36.7

TOTAL ASSETS	$1,260.8	$3,534.5	$129.5	$66.9	$(1,461.1)	$3,530.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$389.1	$10.9	$25.4	$(41.1)	$384.5
Short-term borrowings	—	—	—	1.0	—	1.0
Current portion of long-term debt	—	1.7	—	—	—	1.7
Liabilities of discontinued operations	—	39.2	—	—	—	39.2

TOTAL CURRENT LIABILITIES	0.2	430.0	10.9	26.4	(41.1)	426.4

Long-term debt	—	1,301.0	—	—	—	1,301.0
Deferred tax liabilities	—	271.5	0.7	—	(21.6)	250.6
Other non-current liabilities	—	291.3	0.7	—	—	292.0

TOTAL LIABILITIES	0.2	2,293.8	12.3	26.4	(62.7)	2,270.0

Stockholders’ equity:
Common stock	2.1	—	0.1	31.1	(31.2)	2.1
Additional paid-in capital	961.6	942.6	12.2	0.1	(954.9)	961.6
Accumulated other comprehensive loss	(5.9)	(5.9)	—	(0.3)	6.2	(5.9)
Retained earnings	302.8	304.0	104.9	9.6	(418.5)	302.8

TOTAL STOCKHOLDERS’ EQUITY	1,260.6	1,240.7	117.2	40.5	(1,398.4)	1,260.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,260.8	$3,534.5	$129.5	$66.9	$(1,461.1)	$3,530.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED APRIL 30, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$3,243.8	$281.6	$196.0	$(722.8)	$2,998.6
Cost of products sold	—	2,507.3	264.2	165.2	(722.8)	2,213.9

Gross profit	—	736.5	17.4	30.8	—	784.7
Selling, general and administrative expense	0.8	465.5	—	13.6	—	479.9

OPERATING INCOME (LOSS)	(0.8)	271.0	17.4	17.2	—	304.8
Interest expense	—	87.9	—	0.3	—	88.2
Other (income) expense	—	(1.1)	—	2.2	—	1.1

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.8)	184.2	17.4	14.7	—	215.5

Provision (benefit) for income taxes	(0.3)	74.9	3.1	0.8	—	78.5
Equity in undistributed earnings of subsidiaries	170.4	29.2	—	—	(199.6)	—

Income from continuing operations	169.9	138.5	14.3	13.9	(199.6)	137.0
Discontinued operations (net of tax)	—	31.9	—	1.0	—	32.9

NET INCOME	$169.9	$170.4	$14.3	$14.9	$(199.6)	$169.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 1, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,853.8	$306.0	$169.4	$(429.9)	$2,899.3
Cost of products sold	—	2,158.4	272.1	154.9	(429.9)	2,155.5

Gross profit	—	695.4	33.9	14.5	—	743.8
Selling, general and administrative expense	0.7	437.4	—	11.4	—	449.5

OPERATING INCOME (LOSS)	(0.7)	258.0	33.9	3.1	—	294.3
Interest expense	—	130.5	—	0.3	—	130.8
Other expense	—	1.8	—	1.0	—	2.8

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.7)	125.7	33.9	1.8	—	160.7

Provision (benefit) for income taxes	(0.2)	51.4	4.9	4.0	—	60.1
Equity in undistributed earnings of subsidiaries	118.4	26.7	—	—	(145.1)	—

Income (loss) from continuing operations	117.9	101.0	29.0	(2.2)	(145.1)	100.6
Discontinued operations (net of tax)	—	17.4	—	(0.1)	—	17.3

NET INCOME (LOSS)	$117.9	$118.4	$29.0	$(2.3)	$(145.1)	$117.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 2, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,824.1	$312.1	$174.1	$(454.0)	$2,856.3
Cost of products sold	—	2,115.5	276.4	148.0	(454.0)	2,085.9

Gross profit	—	708.6	35.7	26.1	—	770.4
Selling, general and administrative expense	0.7	413.7	0.8	9.2	—	424.4

OPERATING INCOME (LOSS)	(0.7)	294.9	34.9	16.9	—	346.0
Interest expense	—	131.9	—	(2.9)	—	129.0
Other income	—	(1.7)	—	—	—	(1.7)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.7)	164.7	34.9	19.8	—	218.7

Provision (benefit) for income taxes	(0.3)	70.3	1.4	6.4	—	77.8
Equity in undistributed earnings of subsidiaries	165.0	46.5	—	—	(211.5)	—

Income from continuing operations	164.6	140.9	33.5	13.4	(211.5)	140.9
Discontinued operations (net of tax)	—	24.1	—	(0.4)	—	23.7

NET INCOME	$164.6	$165.0	$33.5	$13.0	$(211.5)	$164.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED APRIL 30, 2006

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$246.8	$5.4	$9.0	$—	$261.2

INVESTING ACTIVITIES:
Capital expenditures	—	(57.2)	(5.4)	(6.5)	—	(69.1)
Net proceeds from disposal of assets	—	295.5	—	—	—	295.5
Increase in restricted cash	—	(43.3)	—	—	—	(43.3)
Other items, net	—	—	—	(0.7)	—	(0.7)
Dividends received	134.5	—	—	—	(134.5)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	134.5	195.0	(5.4)	(7.2)	(134.5)	182.4

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	170.4	—	0.8	—	171.2
Payments on short-term borrowings	—	(170.5)	—	—	—	(170.5)
Principal payments on long-term debt	—	(1.5)	—	—	—	(1.5)
Dividends paid	(8.0)	(134.5)	—	—	134.5	(8.0)
Issuance of stock	6.3	—	—	—	—	6.3
Capital contribution	(6.3)	6.3	—	—	—	—
Purchase of treasury stock	(126.5)	—	—	—	—	(126.5)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(134.5)	(129.8)	—	0.8	134.5	(129.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	312.0	—	2.0	—	314.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	144.4	—	1.5	—	145.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$456.4	$—	$3.5	$—	$459.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MAY 1, 2005

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$259.4	$7.4	$6.5	$—	$273.3

INVESTING ACTIVITIES:
Capital expenditures	—	(64.8)	(7.4)	(0.9)	—	(73.1)
Net proceeds from disposal of assets	—	8.6	—	—	—	8.6
Other items, net	—	—	—	(7.3)	—	(7.3)

NET CASH USED IN INVESTING ACTIVITIES	—	(56.2)	(7.4)	(8.2)	—	(71.8)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	470.6	—	0.2	—	470.8
Payments on short-term borrowings	—	(470.6)	—	—	—	(470.6)
Principal payments on long-term debt	—	(59.7)	—	—	—	(59.7)
Payments of debt related costs	—	(42.2)	—	—	—	(42.2)
Issuance of stock	9.1	—	—	—	—	9.1
Capital contribution	(9.1)	9.1	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(92.8)	—	0.2	—	(92.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	110.4	—	(0.8)	—	109.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	34.0	—	2.3	—	36.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$144.4	$—	$1.5	$—	$145.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(In millions, except share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MAY 2, 2004

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$226.8	$50.2	$0.5	$—	$277.5

INVESTING ACTIVITIES:
Capital expenditures	—	(75.3)	(5.6)	(1.8)	—	(82.7)
Net proceeds from disposal of assets	—	81.5	—	—	—	81.5
Dividends received	—	45.0	—	—	(45.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	51.2	(5.6)	(1.8)	(45.0)	(1.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	335.4	—	0.3	—	335.7
Payments on short-term borrowings	—	(335.5)	—	—	—	(335.5)
Proceeds from long-term borrowings	—	57.4	—	—	—	57.4
Principal payments on long-term debt	—	(333.6)	—	—	—	(333.6)
Payments of debt related costs	—	(9.1)	—	—	—	(9.1)
Dividends paid	—	—	(45.0)	—	45.0	—
Issuance of stock	2.1	—	—	—	—	2.1
Capital contribution	(2.1)	2.1	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(283.3)	(45.0)	0.3	45.0	(283.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(5.3)	(0.4)	(0.7)	—	(6.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	39.3	0.4	3.0	—	42.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$34.0	$—	$2.3	$—	$36.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed our internal control over financial reporting as of April 30, 2006, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, our “2006 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11.	Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Compensation of Executive Officers,” “Employment and Other Arrangements,” and “Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement is incorporated in this section by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2006 Proxy Statement is incorporated in this section by reference.

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders appearing under the heading “Equity Compensation Plan Information” in our 2006 Proxy Statement is incorporated in this section by reference.

Item 13.	Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, if any, is incorporated in this section by reference.

Item 14.	Principal Accounting Fees and Services

The information appearing under the headings “Independent Registered Public Accountant Firm Fees” and “Policies and Procedures Relating to Approval of Services by Independent Registered Public Accounting Firm” in our 2006 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—April 30, 2006 and May 1, 2005

Consolidated Statements of Income—Fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004

Consolidated Statements of Cash Flows—Fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004

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

Date: July 10, 2006

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

Signature	Title	Date

/S/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	July 10, 2006

/S/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	July 10, 2006

/S/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	July 10, 2006

/S/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	July 10, 2006

/S/ TIMOTHY G. BRUER Timothy G. Bruer	Director	July 10, 2006

/S/ MARY R. HENDERSON Mary R. Henderson	Director	July 10, 2006

/S/ VICTOR L. LUND Victor L. Lund	Director	July 10, 2006

/S/ TERENCE D. MARTIN Terence D. Martin	Director	July 10, 2006

/S/ JOE L. MORGAN Joe L. Morgan	Director	July 10, 2006

/S/ DAVID R. WILLIAMS David R. Williams	Director	July 10, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (“2002 Form S-4”)

2.2	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 6, 2006)

2.3	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 7, 2006)

2.4	Asset Sale Agreement between Del Monte Corporation and and Kraft Foods Global, Inc., dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 20, 2006)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4)

3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.2 to the Annual Report filed on Form 10-K for the year ended May 2, 2004 (the “May 2004 10-K”)

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1/A No. 333-48235, filed July 28, 1998 (“1998 Form S-1”))

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as Issuer of 9.25% Senior Subordinated Notes due 2011, Del Monte Foods Company, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.8 to the 2002 Form S-4)

4.6	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as Issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2003 (the “January 2003 10-Q”))

4.7	Specimen form of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the January 2003 10-Q)

4.8	First Supplemental Indenture dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.4 to the January 2003 10-Q)

4.9	Second Supplemental Indenture dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.5 to the January 2003 10-Q)

4.10	Third Supplemental Indenture dated as of January 24, 2005, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee, under the Indenture dated May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on January 25, 2005)

4.11	Indenture dated as of February 8, 2005, among Del Monte Corporation, as Issuer of 6.75% Senior Subordinated Notes due 2015, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 Form 8-K”))

4.12	Form of 6 3/4% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the February 2005 Form 8-K)

4.13	Registration Rights Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc., and Morgan Stanley & Co. Incorporated, Banc of Americas Securities LLC, Lehman Brothers Inc., and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the February 2005 Form 8-K)

4.14	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee under the Indenture, dated as of February 8, 2005 providing for the issuance of 6.75% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on May 24, 2006 (the “May 2006 Form 8-K”))

4.15	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries, and The Bank of New York Trust Company, N.A., as successor in interest to the Bank of New York, as Trustee under the Supplemental Indenture, dated as of December 20, 2002 providing for the issuance of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the May 2006 Form 8-K)

10.1	Placement Agreement, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.2	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.3	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.13 to the June 2002 10-K)

10.4	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.14 to the June 2002 10-K)

10.5	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.15 to the June 2002 10-K)

10.6	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.16 to the June 2002 10-K)

10.7	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.17 to the June 2002 10-K)

10.8	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the Quarterly Report filed on Form 10-Q for the quarter ended December 1999 (the “December 1999 10-Q”))

10.9	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the June 2002 10-K)

10.10	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

10.11	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

10.12	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed October 13, 1993 (the “1993 Registration Statement”))

10.13	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.14	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.15	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.16	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.17	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.18	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.19	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the May 2004 10-K)

10.20	Supply Agreement, dated August 13, 2000, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.21	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company (incorporated by reference to Exhibit 10.5 to the January 2003 10-Q)

10.22	Letter Agreement Regarding Product Prices and Pricing Model, amending the Supply Agreement, dated as of December 9, 2003, between Del Monte Corporation and Impress Metal Packaging Holdings, B.V. (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.55 to the May 2004 10-K)

10.23	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.24	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

10.25	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JP Morgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the January 2003 10-Q) (“the Old Credit Agreement”)

10.26	First Amendment to the Old Credit Agreement, dated March 19, 2003 (incorporated by reference to Exhibit 10.44 to the April 2003 10-K)

10.27	Second Amendment to the Old Credit Agreement, dated April 23, 2003 (incorporated by reference to Exhibit 10.45 to the April 2003 10-K)

10.28	Third Amendment to the Old Credit Agreement, dated January 30, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K No. 001-14335 filed on February 9, 2004)

10.29	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.2 to the January 2003 10-Q)

10.30	Subsidiary Guarantee Agreement, dated as of December 20, 2002, between the Subsidiaries and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.47 to the April 2003 10-K)

10.31	Security Agreement, dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the January 2003 10-Q)

10.32	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the February 2005 Form 8-K)

10.33	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2005 Form 8-K)

10.34	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 Form 8-K)

10.35	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 24, 2006)

10.36	Amendment No. 2 to the Credit Agreement, dated as of May 19, 2006, among Del Monte Corporation and the lender and agent parties thereto (incorporated by reference to Exhibit 10.3 to the May 2006 Form 8-K)

10.37	Subsidiary Guaranty Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.4 to the May 2006 Form 8-K)

10.38	Security Agreement Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.5 to the May 2006 Form 8-K)

10.39	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005 (incorporated by reference to Exhibit 10.15 to the Quarterly Report filed on Form 10-Q for the quarter ended January 30, 2005 (the “January 2005 10-Q”))

10.40	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 Form S-4)

10.41	Employee Benefits Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of the 2002 Form S-4)

10.42	Tax Separation Agreement among Del Monte Foods Company, H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of the 2002 Form S-4)

10.43	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226 (“2000 Form S-8”))**

10.44	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the 2000 Form S-8)**

10.45	Del Monte Foods Annual Incentive Plan as amended May 6, 2003 and June 30, 2003 (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

10.46	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the 1993 Registration Statement)**

10.47	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the 1993 Registration Statement)**

10.48	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867)**

10.49	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.50	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 (incorporated by reference to Exhibit 10.33 to the May 2004 10-K)**

10.51	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 15, 2005 and approved by the stockholders September 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 4, 2005 (the “October 2005 8-K”))**

10.52	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the October 2005 8-K)**

10.53	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2005 8-K)**

10.54	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the October 2005 8-K)**

10.55	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentage and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on July 1, 2004 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended August 1, 2004)**

10.56	Del Monte Corporation Supplemental Executive Retirement Plan (Third Restatement), Effective June 29, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 6, 2006)**

10.57	Form of Del Monte Foods Company Stand-Alone Stock Appreciation Right Agreement, adopted as of September 22, 2004. (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed on September 28, 2004 (the “September 2004 Form 8-K”)**

10.58	Del Monte Foods Company Annual Incentive Plan Fiscal 2005 Targeted Percentages and Weighting of Objectives for Certain Executive Officers as Approved by the Compensation Committee on September 22, 2004. (incorporated by reference to Exhibit 10.3 to the September 2004 Form 8-K)**

10.59	Form of Del Monte Foods Company 2002 Stock Incentive Plan Stand-Alone Stock Appreciation Right Agreement, adopted as of December 7, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 10, 2004) **

10.60	Del Monte Corporation Additional Benefits Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004 (the “December 2004 Form 8-K”))**

10.61	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004)**

10.62	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 15, 2005, as filed on December 16, 2005 (the “December 16, 2005 8-K”))**

10.63	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006 (incorporated by reference to Exhibit 10.2 to the December 16, 2005 8-K)**

10.64	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.5 to the October 2005 8-K)**

10.65	Non-employee Director Compensation Plan (incorporated by reference to Exhibit 10.70 to the Annual Report filed on Form 10-K for the year ended May 1, 2005)**

10.66	Del Monte Corporation Executive Severance Plan, Effective January 1, 2006 (incorporated by reference to Exhibit 10.7 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2006 (the “January 2006 10-Q”))**

10.67	Del Monte Foods Company Non–Employee Director Plan, as amended effective immediately following the Company’s 2006 annual meeting of stockholders (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on March 21, 2006)**

*10.68	Executive Medical Reimbursement Plan, as amended and restated, effective as of January 1, 2006**

10.69	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

10.70	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K)**

10.71	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K)**

10.72	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 Form 8-K”)**

10.73	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, Executed December 14, 2005 (incorporated by reference to Exhibit 10.8 to the January 2006 10-Q)**

10.74	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K)**

10.75	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.3 to the November 2004 Form 8-K)**

10.76	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.5 to the November 2004 Form 8-K)**

10.77	Severance Agreement and Release of All Claims between Todd R. Lachman and Del Monte Corporation dated June 21, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on June 27, 2006)**

10.78	Annual Salary Adjustment for Certain Executive Officers as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on September 29, 2005 (incorporated by reference to Exhibit 10.6 to the October 2005 8-K)**

10.79	Annual Salary Adjustment for Chief Executive Officer as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on December 14, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 14, 2005, as filed on December 16, 2005)**

10.80	Severance Agreement and Release of All Claims between Donald J. Binotto and Del Monte Corporation dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 22, 2005)**

10.81	Logistics Services Agreement entered into as of April 4, 2005 and dated effective March 4, 2005 between Del Monte Corporation and Pacer Global Logistics, Inc. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on April 8, 2005)

10.82	Master Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 1, 2005 (the “July 2005 8-K”))

10.83	Supplemental Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.2 to the July 2005 8-K)

10.84	Supplemental Confirmation entered into by the Company and Goldman Sachs on December 19, 2005 (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed December 20, 2005)

18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the Quarterly Report filed on Form 10-Q for the quarter ended July 27, 2003)

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement