Form 10-Q
period 2006-07-30
DEL MONTE FOODS CO
filed 2006-09-07
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2006, there were 200,942,476 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	July 30, 2006	April 30, 2006
	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$12.1	$459.9
Restricted cash	—	43.3
Trade accounts receivable, net of allowance	189.2	237.8
Inventories	924.8	764.2
Prepaid expenses and other current assets	106.3	111.9

TOTAL CURRENT ASSETS	1,232.4	1,617.1
Property, plant and equipment, net	717.3	641.4
Goodwill	1,744.9	758.7
Intangible assets, net	883.8	572.5
Other assets, net	39.9	33.2

TOTAL ASSETS	$4,618.3	$3,622.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$482.2	$450.9
Short-term borrowings	241.5	1.7
Current portion of long-term debt	20.7	58.6

TOTAL CURRENT LIABILITIES	744.4	511.2
Long-term debt	1,875.0	1,242.5
Deferred tax liabilities	344.8	228.1
Other non-current liabilities	335.7	327.1

TOTAL LIABILITIES	3,299.9	2,308.9

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; 212,553,572 issued and 200,556,500 outstanding at July 30, 2006 and 212,114,276 issued and 200,117,204 outstanding at April 30, 2006)	$2.1	$2.1
Additional paid-in capital	996.0	989.5
Treasury stock, at cost	(126.5)	(126.5)
Accumulated other comprehensive loss	(8.2)	(7.9)
Retained earnings	455.0	456.8

TOTAL STOCKHOLDERS’ EQUITY	1,318.4	1,314.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,618.3	$3,622.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended
	July 30, 2006	July 31, 2005
	(Unaudited)
Net sales	$674.1	$616.6
Cost of products sold	509.7	466.7

Gross profit	164.4	149.9
Selling, general and administrative expense	123.5	108.1

Operating income	40.9	41.8
Interest expense	30.5	21.2
Other expense	0.3	—

Income from continuing operations before income taxes	10.1	20.6
Provision for income taxes	2.7	7.8

Income from continuing operations	7.4	12.8
Income (loss) from discontinued operations before income taxes	(1.9)	5.4
Provision (benefit) for income taxes	(0.7)	2.0

Income (loss) from discontinued operations	(1.2)	3.4

Net income	$6.2	$16.2

Earnings per common share
Basic:
Continuing Operations	$0.04	$0.06
Discontinued Operations	(0.01)	0.02

Total	$0.03	$0.08

Diluted:
Continuing Operations	$0.04	$0.06
Discontinued Operations	(0.01)	0.02

Total	$0.03	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	July 30, 2006	July 31, 2005
		(Revised - See note 1)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$6.2	$16.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23.5	23.6
Deferred taxes	3.1	(3.2)
(Gain)/loss on asset disposals	(7.3)	0.1
Stock compensation expense	3.3	2.2
Other non-cash items, net	1.0	(0.2)
Changes in operating assets and liabilities	(31.8)	(32.0)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2.0)	6.7

INVESTING ACTIVITIES:
Capital expenditures	(15.7)	(9.4)
Net proceeds from disposal of assets	9.8	23.4
Net cash used in business acquisitions	(1,303.9)	—
Decrease in restricted cash	43.3	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,266.5)	14.0

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	337.8	0.2
Payments on short-term borrowings	(98.0)	—
Proceeds from long-term debt	645.0	—
Principal payments on long-term debt	(50.4)	(0.4)
Payments of debt-related costs	(9.0)	—
Dividends paid	(8.0)	—
Issuance of common stock	3.1	0.6
Purchase of treasury stock	—	(125.4)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	820.5	(125.0)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	(447.8)	(104.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	459.9	145.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.1	$41.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, S&W, Contadina and College Inn. In addition, the Company has pet food and pet snack brands including Meow Mix, Kibbles ’n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, and Pounce. The Company acquired the Meow Mix and Milk-Bone brands during the three months ended July 30, 2006 in connection with the acquisitions discussed in Note 5. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Seafood operating segments, which manufacture, market and sell shelf-stable products, including fruit, vegetable, tomato, broth and tuna products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells dry and wet pet food and pet snacks.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 30, 2006 and July 31, 2005 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 30, 2006 and for the three months ended July 30, 2006 and July 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 30, 2006 are not necessarily indicative of the results expected for the year ending April 29, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 30, 2006 (“2006 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Beginning in the period ended January 29, 2006, the Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the statement of cash flows. In prior periods, cash flows from discontinued operations had been reported on a combined basis as a single amount. Prior period amounts have been revised for comparative purposes to conform to the current year presentation.

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation, including the classification of certain assets, liabilities and results of operations as discontinued operations. All amounts discussed in these Notes to the Condensed Consolidated Financial Statements represent continuing operations, unless otherwise noted.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

Note 2. Employee Stock Plans

For a description of the Company’s stock-based incentive plans, see Note 9 of the 2006 Annual Report.

Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. The Company adopted the provisions of SFAS 123R as of May 1, 2006 and has elected to use the modified prospective transition method of adoption.

Prior to May 1, 2006, the Company followed the fair value recognition provisions of SFAS 123, to account for its stock-based compensation effective at the beginning of fiscal 2004. The Company elected the prospective method of transition as permitted by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Effective April 28, 2003, future employee stock option grants and other stock-based compensation were expensed over the vesting period, based on the fair value at the time the stock-based compensation was granted.

The fair value for stock options granted subsequent to April 28, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the three months ended July 30, 2006 and July 31, 2005:

	Three Months Ended
	July 30, 2006	July 31, 2005
Dividend yield	1.4%	0.0%
Expected volatility	31.1%	30.5%
Risk-free interest rate	5.0%	4.0%
Expected life (in years)	7.0	7.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

SFAS 123R requires disclosure of pro forma information for periods prior to adoption. The pro forma disclosures are based on the fair value of awards at the grant date, which is amortized to expense over the service period. The following table illustrates the effect on prior period net income and earnings per share if the Company had accounted for all its employee stock options under the fair value method of SFAS 123R:

Three Months Ended
July 31, 2005
Net income, as reported	$16.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.7

Pro forma net income	$15.9
Earnings per share:
Basic—as reported	$0.08
Basic—pro forma	$0.08
Diluted—as reported	$0.08
Diluted—pro forma	$0.08

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 30, 2006	14,927,270	$9.16	8,046,461	$8.67
Granted	360,000	11.74
Forfeited	(328,976)	10.10
Exercised	(430,138)	7.37

Balance at July 30, 2006	14,528,156	$9.25	7,769,870	$8.77

As of July 30, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $20.9 and $15.8, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

At July 30, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.22-8.78	7,078,352	5.64	$7.74	4,968,489	$7.53
8.81-10.59	5,924,741	7.71	10.23	1,715,668	9.79
10.63-15.85	1,525,063	4.58	12.46	1,085,713	12.82

$5.22-15.85	14,528,156	6.37	$9.25	7,769,870	$8.77

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Performance Shares
Balance at April 30, 2006	658,779	198,405	961,025
Granted	—	89,833	—
Forfeited	(41,533)	(664)	(95,007)
Issued as common stock	(21,419)	—	—

Balance at July 30, 2006	595,827	287,574	866,018

Note 3. Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company plans to adopt the pronouncement in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

Note 4. Discontinued Operations

On April 24, 2006, pursuant to an Asset Purchase Agreement dated March 1, 2006 between, Del Monte Corporation (“DMC”), a direct wholly-owned subsidiary of Del Monte Foods Company (“DMFC”), and TreeHouse Foods, Inc. (“TreeHouse”), DMC sold to TreeHouse certain real estate, equipment, machinery,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

inventory, raw materials, intellectual property and other assets that were primarily related to the Company’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse also assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of Del Monte’s manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at the Mendota, IL facility. Upon closing of the divestiture, approximately 790 of Del Monte’s plant employees and approximately 120 additional Del Monte employees joined TreeHouse. In the fourth quarter of fiscal 2006, the Company recognized a gain on the sale. As later revised in the first quarter of 2007, the total gain on the sale, net of tax, was approximately $10. During a transition period, not to exceed twelve months after the closing date, the Company is providing transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results and assets and liabilities related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

In April 2004, the Company sold certain assets formerly included in the Pet Products reportable segment, including its rights in the IVD and Medi-Cal brands, its rights in the Techni-Cal brand in the United States and Canada, and related inventories, for $82.5 (the “2004 Asset Sale”). During a transition period after the sale, the Company manufactured certain products for the buyer. The Company also performed certain transition services for the buyer during agreed-upon post-closing periods. During the period ended October 30, 2005, the Company completed the sale of the remaining assets then included in discontinued operations, primarily consisting of the Canadian production facility. The Company recognized a $0.5 loss on the sale of the assets, which was offset by a non-cash gain of $2.7 due to the reversal of the cumulative foreign currency translation adjustment resulting from the substantial liquidation of the assets of its Canadian subsidiary due to the sale of the production facility. For all periods presented, the operating results related to the 2004 Asset Sale and other operating results from a related Canadian production facility have been classified as discontinued operations.

During the three months ended July 30, 2006, there was a reduction to net sales from discontinued operations of $0.2. Net sales from discontinued operations were $62.0 for the three months ended July 31, 2005.

Note 5. Acquisitions

On May 19, 2006, DMC completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The preliminary total purchase price of $720.0 as of July 30, 2006 consisted of a $705.6 cash payment, an obligation to pay an additional $3.2 related to a post-closing working capital adjustment and direct transaction and other costs of $11.2. Included in this preliminary purchase price are severance-related costs of $3.9 of which $1.3 was paid during the period. As of July 30, 2006, the Company had $2.6 of accrued severance-related costs related to the acquisition. The $3.2 post-close working capital adjustment was paid in the second quarter. The financial results of Meow Mix are reported within the Pet Products reportable segment.

Effective July 2, 2006, DMC completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The preliminary total purchase price as of July 30, 2006 of approximately $590.3, subject to a post-closing inventory adjustment, consisted of a $580.2 cash payment and direct transaction and other costs of $10.1. Included in this preliminary purchase price are

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

severance-related costs of $0.3. None of the severance-related costs were paid during the period ended July 30, 2006 and accordingly as of July 30, 2006, the Company had $0.3 of accrued severance-related costs related to the acquisition. The financial results of Milk-Bone are reported within the Pet Products reportable segment.

As of July 30, 2006, the Company had not completed the allocation of the purchase prices of the acquisitions. Accordingly, further changes to the fair values of the assets acquired (including, but not limited to goodwill, identifiable intangible assets and property, plant and equipment,) and liabilities assumed will be recorded as the purchase price allocations for the acquisitions are finalized in future quarters during fiscal 2007.

The Company expects the acquisitions of Meow Mix and Milk-Bone to provide its pet business with an improved competitive position, including an improved platform for developing innovative and successful products. Additionally, the Company expects the acquisitions will enhance the Company’s overall gross margins, building on its long-term strategy designed to fortify the Company’s position as a leading branded marketer of quality food and pet products in the U.S. retail market.

The results of operations for Meow Mix and Milk-Bone are included in the Pet Products reportable segment beginning May 19, 2006 and July 2, 2006, respectively. The following unaudited pro forma financial information presents the combined results of operations of the Company, including Meow Mix and Milk-Bone, as if the acquisitions had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combinations been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations:

	Three Months Ended
	July 30, 2006	July 31, 2005
Net sales	$712.7	$711.8
Income from continuing operations	8.0	20.0
Net income	6.8	23.4

Earnings per common share
Basic:	$0.03	$0.11
Diluted:	$0.03	$0.11

Note 6. Inventories

The Company’s inventories consist of the following:

	July 30, 2006	April 30, 2006
Inventories:
Finished products	$714.5	$570.7
Raw materials and in-process material	55.2	52.9
Packaging material and other	154.2	119.8
LIFO Reserve	0.9	20.8

TOTAL INVENTORIES	$924.8	$764.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	July 30, 2006	April 30, 2006
Goodwill	$1,744.9	$758.7

Non-amortizable intangible assets:
Trademarks	775.3	525.2
Other	2.9	3.0

Total non-amortizable intangible assets	778.2	528.2

Amortizable intangible assets:
Trademarks	71.1	69.2
Customer relationships	61.0	—
Other	11.4	11.4

	143.5	80.6
Accumulated amortization	(37.9)	(36.3)

Amortizable intangible assets, net	105.6	44.3

Intangible assets, net	$883.8	$572.5

During the three months ended July 30, 2006, goodwill increased by $986.2; total non-amortizing intangible assets increased by $250.0 and total amortizing intangible assets increased by $62.9. All of the increases in the Company’s goodwill and intangible assets resulted from the acquisitions (see Note 5). Further changes to goodwill and intangible assets will be recorded as the purchase price allocations for the acquisitions are finalized in future quarters during fiscal 2007.

As of July 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $1,542.0 related to the Pet Products reportable segment. As of April 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment.

Amortization expense for the three months ended July 30, 2006 and July 31, 2005 was $1.7 and $0.9, respectively. The Company expects to recognize $5.2 of amortization expense during the remainder of fiscal 2007. The following table presents expected amortization of intangible assets as of July 30, 2006, for each of the five succeeding fiscal years:

2008	$6.7
2009	6.6
2010	6.4
2011	5.9
2012	4.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

Note 8. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties, which were classified as assets held for sale. Assets held for sale totaled $13.8 and $10.0 as of July 30, 2006 and April 30, 2006, respectively. During the three months ended July 31, 2005, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	July 30, 2006	July 31, 2005
Basic earnings per common share:
Numerator:
Net income from continuing operations	$7.4	$12.8

Denominator:
Weighted average shares	200,427,784	207,800,806

Basic earnings per common share	$0.04	$0.06

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$7.4	$12.8

Denominator:
Weighted average shares	200,427,784	207,800,806
Effect of dilutive securities	3,559,740	2,745,946

Weighted average shares and equivalents	203,987,524	210,546,752

Diluted earnings per common share	$0.04	$0.06

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 6,472,945 and 7,484,644 were not included in the computation of diluted earnings per share for the three months ended July 30, 2006 and July 31, 2005, respectively, because their inclusion would be antidilutive.

Note 10. Debt

On May 19, 2006, the Company entered into an amendment of its senior credit facility (the “Second Amendment”). The Second Amendment, among other things, increased the existing Term Loan B facility commitments and revolving credit facility (the “Revolver”) commitments in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the Second Amendment, DMC borrowed an additional $65.0 in Term B loans and $125.0 under its revolving credit facility to provide a portion of the funding

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006, DMC borrowed an additional $580.0 in Term B loans and $13.0 under its revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction related expenses.

The Company’s debt consists of the following, as of the dates indicated:

	July 30, 2006	April 30, 2006
Short-term borrowings:
Revolver	$239.9	$—
Other	1.6	1.7

	$241.5	$1.7

Long-term debt:
Term A Loan	$406.7	$450.0
Term B Loan	789.0	148.5

Total Term Loans	1,195.7	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,895.7	1,301.1
Less current portion	20.7	58.6

	$1,875.0	$1,242.5

The Company borrowed $337.4 from the Revolver during the three months ended July 30, 2006. A total of $97.5 was repaid during the three months ended July 30, 2006. As of July 30, 2006, the net availability under the Revolver, reflecting $47.8 of outstanding letters of credit, was $162.3. The blended interest rate on the Revolver was approximately 7.02% on July 30, 2006.

On August 15, 2006, the Company entered into a third amendment of its senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”). On the effective date of the amendment, DMC borrowed an additional $100.0 in Term B loans, which proceeds (net of fees and expenses) were used to reduce the then-outstanding balance of the Revolver. The new Term B loans amortize on a pro rata basis with the existing Term B loans, and the other terms and conditions of the new Term B loans (including without limitation the applicable interest rate) are the same as the terms and conditions set forth in the Amended Senior Credit Facility applicable to the existing Term B loans.

Upon consummation of the Meow Mix acquisition, the Meow Mix entities acquired by Del Monte, in addition to the existing subsidiary guarantors, guaranteed DMC’s obligations under the 8 5/8% senior subordinated notes and the 6 3/4% senior subordinated notes and DMC’s obligations under the Amended Senior Credit Facility.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

As of August 15, 2006, the date of the third amendment, the Company is scheduled to repay $14.4 of its long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years, as of August 15, 2006, the date of the third amendment, are as follows:

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Agreements relating to the Company’s long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to DMFC. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of July 30, 2006, the Company believes that it is in compliance with all such financial covenants.

Note 11. Employee Severance Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan is intended to further the Company’s progress against its strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the acquisitions of Meow Mix and Milk-Bone.

During the quarter ended July 30, 2006, the Company communicated to affected employees that their employment would be terminated as part of the transformation plan. Termination benefits and severance costs are expensed as part of selling, general and administrative expense. During the three months ended July 30, 2006, the Company incurred $7.4 of termination and severance costs related to the transformation plan of which $0.8 was paid during the period. The termination and severance costs related to the transformation plan are recorded as corporate expenses, as it is the Company’s policy to record such restructuring expenses as corporate expenses. As of July 30, 2006, the Company had $6.6 of accrued termination and severance costs related to the transformation plan.

On December 20, 2002, the Company acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”). During the fiscal years ended May 1, 2005 and May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs are expensed

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

as part of selling, general and administrative expense. As of April 30, 2006 the Company had $0.5 of accrued Merger-related termination and severance costs. During the three months ended July 30, 2006, $0.3 of these costs were paid. The remaining termination and severance costs related to the Merger are not directly attributable to either of the Company’s reportable segments and therefore are recorded as corporate expenses. As of July 30, 2006, the Company had $0.2 of accrued termination and severance costs related to the Merger.

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	July 30, 2006	July 31, 2005
Net income	$6.2	$16.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	0.3
Income (loss) on cash flow hedging instruments, net of tax	(0.2)	0.8

Total other comprehensive income (loss)	(0.3)	1.1

Comprehensive income	$5.9	$17.3

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans, including discontinued operations, for the three months ended July 30, 2006 and July 31, 2005, respectively, are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.8	$3.4	$0.4	$1.2
Interest cost on projected benefit obligation	6.1	5.7	1.6	2.0
Expected return on plan assets	(6.3)	(6.0)	—	—
Amortization of prior service cost	0.3	0.6	(2.1)	(1.7)
Actuarial loss	0.2	0.2	—	—

Total benefit cost (reduction of benefit cost)	$3.1	$3.9	$(0.1)	$1.5

The Company expects to make minimum cash contributions of approximately $0.8 to the defined benefit pension plans during the second quarter of fiscal 2007. The Company has not yet determined whether or not it will make any contributions in excess of the minimum required contributions.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. The Company is in the process of determining the impact of the provisions of the Act, which may include accelerated rates of funding to the Company’s defined benefit pension plans, on its financial position, results of operations and cash flows.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

Note 14. Commitments and Contingencies

Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2006 Annual Report:

The Company is a defendant in an action filed in the Superior Court in Middlesex, NJ, on May 15, 2006. The complaint alleges that four-packs of StarKist albacore tuna wrapped in shrink-wrap were mislabeled because the nutritional information on the shrink-wrap was different from the nutritional information on the individual cans. The complaint alleges several causes of action including consumer fraud, violations of the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and unjust enrichment and seeks compensatory, punitive and treble damages. The complaint seeks certification of this matter as a class action. The Company has negotiated a tentative settlement with the plaintiff’s counsel, currently expected to be less than $0.1, and believes it has accrued adequate reserves to cover the settlement of this matter.

The Company filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. The Company alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. The Company is seeking damages of $40.0. Pacer filed a Demand for Arbitration with AAA on March 9, 2006, as amended on April 4, 2006, in which Pacer asserted claims against the Company for breach of the Pacer Agreement. Pacer is seeking a declaration of its ability to terminate the Pacer Agreement and damages of $22.5. The Company has denied Pacer’s claims. The arbitration hearing is scheduled to commence December 11, 2006. The Company believes it has accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, the Company began using a different transportation services provider beginning on May 1, 2006.

The Company was a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. The plaintiff may appeal this ruling. Additionally, as noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence.

The Company was a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the Attorney General’s

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the three months ended July 30, 2006

(In millions, except share and per share data)

(Unaudited)

allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. The Attorney General may appeal this ruling. Additionally, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence.

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	July 30, 2006	July 31, 2005
Net Sales:
Consumer Products	$420.6	$422.2
Pet Products	253.5	194.4

Total Company	$674.1	$616.6

Operating Income:
Consumer Products	$25.8	$30.0
Pet Products	36.6	22.8
Corporate (a)	(21.5)	(11.0)

Total Company	$40.9	$41.8

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 30, 2006, Corporate includes all severance-related restructuring costs related to the Company’s transformation plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended April 30, 2006 (the “2006 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Item 1A. “Risk Factors” in our 2006 Annual Report and in Part II of this quarterly report on Form 10-Q.

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as Meow Mix, Kibbles ’n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages and Pounce. We acquired the Meow Mix and Milk-Bone brands during the three months ended July 30, 2006, in connection with the acquisitions discussed below.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	July 30, 2006	July 31, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$674.1	616.6	$57.5	9.3%	7.7%	1.6%
Cost of Products Sold	509.7	466.7	43.0	9.2%	5.8%	3.4%

Gross Profit	164.4	149.9	14.5	9.7%
Selling, General and Administrative Expense	123.5	108.1	15.4	14.2%

Operating Income	$40.9	$41.8	$(0.9)	(2.2%)

Gross Margin	24.4%	24.3%
Selling, General and Administrative Expense as a % of net sales	18.3%	17.5%
Operating Income Margin	6.1%	6.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our first quarter results include net sales of $674.1 million, which represent growth of 9.3% over the first quarter of fiscal 2006. The Meow Mix and Milk-Bone acquisitions, which were completed during the quarter and are discussed further below, drove growth of 10.2%. Pricing and volume growth from new products also contributed to our sales growth. Volume loss associated with price increases (or “elasticity”) and other factors impacting existing products as discussed in “Results of Operations—Net Sales” below, partially offset the growth in net sales. Our first quarter operating income was $40.9 million, which represented a decrease of $0.9 million or 2.2% compared to the first quarter of fiscal 2006.

During the first quarter of fiscal 2007, as in fiscal 2006, we continued to see inflationary cost escalation, which impacted our results of operations. These cost increases were reflective of the higher oil prices which have a pervasive impact on our costs, including transportation, steel and other packaging and raw product. Additionally, prolonged wet and cool weather in California resulted in increased raw product costs for tomatoes and peaches. During the first quarter of fiscal 2007, pricing actions, combined with our cost saving efforts, covered the majority of the inflationary and other cost increases. For the remainder of fiscal 2007, we expect that energy and transportation-related costs, as well as steel and other packaging, raw product , including fish and crop-based products, will continue to be higher than the prior year, driven by higher energy-affected cost inputs and higher transportation-related costs, as well as the factors affecting California-sourced raw product, higher labor costs and energy costs impacting our growers.

Operating income for the three months ended July 30, 2006, was also impacted by $2.4 million of integration expense associated with the acquisition of Meow Mix and Milk-Bone, as compared to no integration expense for the three months ended July 31, 2005. In addition, we incurred $9.2 million in expenses during the first quarter of fiscal 2007 related to the transformation plan described below. Additionally, during the three months ended July 31, 2006, we recognized a gain of $9.5 million on the sale of a perpetual license for S&W branded dry soaked beans and related products, as well as the sale of the rights to the S&W trademark in Australia and New Zealand. Operating margin decreased by 70 basis points to 6.1% for the first quarter of fiscal 2007 as a result of the factors noted above.

We incurred $30.5 million in interest expense in the first quarter of fiscal 2007 as compared to $21.2 million in the first quarter of fiscal 2006, driven by higher average debt levels as well as higher interest rates. We expect that our interest expense for the remainder of fiscal 2007 will continue to be higher than in fiscal 2006 as a result of the higher debt levels related to the Meow Mix and Milk-Bone acquisitions and higher interest rates.

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The preliminary total purchase price of $720.0 million as of July 30, 2006 consisted of a $705.6 million cash payment, an obligation to pay an additional $3.2 million and direct transaction and other costs of $11.2 million. Included in this preliminary purchase price are severance-related costs of $3.9 million. We funded the Meow Mix acquisition with proceeds from the divestiture of the Soup and Infant Feeding Businesses, as well as with cash from operations and additional debt. The $3.2 million post-close working capital adjustment was paid in the second quarter. The financial results of Meow Mix are reported within the Pet Products reportable segment.

Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The preliminary total purchase price as of July 30, 2006 of approximately $590.3 million, subject to a post-closing inventory adjustment, consisted of a $580.2 million cash payment and direct transaction and other costs of $10.1 million. Included in this preliminary purchase price are severance-related costs of $0.3 million. We funded the Milk-Bone acquisition with additional debt. The financial results of Milk-Bone are reported within our Pet Products reportable segment.

We expect the acquisitions of Meow Mix and Milk-Bone to provide our pet business with an improved competitive position, including an improved platform for developing innovative and successful products. Additionally, we expect the acquisitions will enhance our overall gross margins, building on our long-term strategy designed to fortify our position as a leading branded marketer of quality food and pet products in the U.S. retail market.

On June 22, 2006, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the recent pet acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

As part of our plan, we are focusing on the following initiatives:

•	Implementing supply chain efficiencies to improve order management, supply chain planning, execution and inventory reduction capabilities.

•	Optimizing our dry pet manufacturing matrix to fully leverage our larger, post-acquisition scale to lower delivered costs.

•	Streamlining the organization by eliminating management layers in order to shorten lines of communication and accelerate decision-making, as well as to broaden responsibilities and expand opportunities so we can retain and attract top talent. In the first quarter of fiscal 2007, we reduced our headcount in both Pittsburgh and San Francisco and recognized $7.4 million of termination and severance costs in connection with this initiative.

•	Implementing enhanced trade fund management capabilities by increasing and upgrading systems and processes used to fund and track promotions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report.

The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during the three months ended July 30, 2006 and July 31, 2005, resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three months ended July 30, 2006, we recognized DB plans benefits expense of $3.1 million and a reduction of other benefits expense of $0.1 million. Our remaining fiscal 2007 DB plans benefits expense is currently estimated to be approximately $9.2 million. We expect to recognize an additional $0.2 million reduction to other benefits expense in fiscal 2007. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” only those that have been purchased have a carrying value on our balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

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

We have engaged third-party valuation experts to assist in the valuation of identifiable intangible assets, consisting of brands and customer relationships, acquired in connection with the Meow Mix and Milk-Bone acquisitions discussed above.

Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount factors and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended July 30, 2006 and July 31, 2005. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

Stock Option Expense

We believe an effective way to align the interests of certain employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is typically equivalent to our stock price on the date of the grant (as defined in our stock incentive plans). Typically, these employees vest in stock options in equal annual installments over a four or five year period and such options generally have a ten-year term until expiration.

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

Fair Value Method of Accounting. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. We adopted the provisions of SFAS 123R as of May 1, 2006 and have elected to use the modified prospective transition method of adoption.

Prior to May 1, 2006, we followed the fair value recognition provisions of SFAS 123, to account for our stock-based compensation effective at the beginning of fiscal 2004. We elected the prospective method of transition as permitted by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective April 28, 2003, future employee stock option grants and other stock-based compensation were expensed over the vesting period, based on the fair value at the time the stock-based compensation was granted.

Our Assumptions. Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. In the first quarter of fiscal 2007, we changed the dividend yield assumption from 0.9% to 1.4% based on our recent history of paying quarterly dividends beginning in the third quarter of fiscal 2006 and our expectation that the Board of Directors will continue to declare quarterly dividends at the same rate for the expected life of options granted.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of these retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 30, 2006 and July 31, 2005, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 30, 2006, compared to the results for the three months ended July 31, 2005.

Net sales.

	Three Months Ended
	July 30, 2006	July 31, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$420.6	$422.2	$(1.6)	(0.4%)	(2.8%)	2.4%
Pet Products	253.5	194.4	59.1	30.4%	30.3%	0.1%

Total	$674.1	$616.6	$57.5	9.3%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended July 30, 2006 were $674.1 million, an increase of $57.5 million, or 9.3%, compared to $616.6 million for the three months ended July 31, 2005.

Net sales in our Consumer Products reportable segment were $420.6 million for the three months ended July 30, 2006, a decrease of $1.6 million or 0.4% compared to the three months ended July 31, 2005. Volume declines, primarily from price elasticity and the effect of the fourth quarter fiscal 2006 buying in advance of the current quarter price increases, were almost fully offset by increased pricing. The Del Monte Brands operating segment had sales of $289.6 million for the quarter, an increase of $2.5 million, or 0.9%, compared to the same period a year ago. We benefited from price increases and increased volume in new products, partially offset by the effect of price elasticity and other decreased volume, primarily resulting from the fourth quarter 2006 buying in advance of the current quarter price increases and the loss of some lower-margin vegetable distribution. The

StarKist Seafood operating segment had sales of $131.0 million for the quarter, a decrease of $4.1 million, or 3.0%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to expected sales volume decreases of chunk light and albacore halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products. This decrease was partially offset by increases due to pricing.

Net sales in our Pet Products reportable segment were $253.5 million for the three months ended July 30, 2006, an increase of $59.1 million or 30.4% compared to $194.4 million for the three months ended July 31, 2005. The increase was driven by $62.7 million in sales from the acquisitions. New products in dry dog food and pet snacks also benefited net sales. These increases were partially offset by lower pet food volume in existing products, driven primarily by competitive merchandising impacting dry dog food.

Cost of products sold. Cost of products sold for the three months ended July 30, 2006 was $509.7 million, an increase of $43.0 million, or 9.2%, compared to $466.7 million for the three months ended July 31, 2005. The increase was due to increased sales volume resulting from the acquisitions and new products, as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product costs, including fish and crop-based products, as well as higher steel and other packaging costs, and higher transportation-related costs driven by fuel costs.

Gross margin. Our gross margin percentage for the three months ended July 30, 2006 increased 0.1 points to 24.4%, compared to 24.3% for the three months ended July 31, 2005. Net pricing benefited gross margin by 1.2 margin points, acquisitions benefited gross margin by 1.2 points, and product mix benefited gross margin by 0.2 points. These benefits were almost entirely offset by a 2.5 margin point reduction related to the higher costs noted above.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended July 30, 2006 was $123.5 million, an increase of $15.4 million, or 14.2%, compared to SG&A of $108.1 million for the three months ended July 31, 2005. Our increase in SG&A expense was primarily driven by transformation-related expenses of $9.2 million, incremental SG&A costs associated with operating the acquired businesses, a $2.8 million increase in customer delivery costs driven by higher fuel prices and $2.2 million of integration costs, partially offset by the gain of $9.5 million on the sale of the S&W bean license and the sale of the S&W brand in Australia and New Zealand.

Operating income.

	Three Months Ended
	July 30, 2006	July 31, 2005	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$25.8	$30.0	$(4.2)	(14.0%)
Pet Products	36.6	22.8	13.8	60.5%
Corporate (a)	(21.5)	(11.0)	(10.5)	95.5%

Total	$40.9	$41.8	$(0.9)	(2.2%)

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 30, 2006, Corporate includes all severance-related restructuring costs related to the Company’s transformation plan.

Operating income for the three months ended July 30, 2006 was $40.9 million, a decrease of $0.9 million, or 2.2%, compared to operating income of $41.8 million for the three months ended July 31, 2005.

Our Consumer Products reportable segment operating income decreased by $4.2 million, or 14.0%, to $25.8 million for the three months ended July 30, 2006 from $30.0 million for the three months ended July 31, 2005. Higher inflationary costs related to transportation-related costs driven by fuel costs, as well as steel and other packaging and raw product costs including fish and crop-based products, drove the decrease in operating income for the three months ended July 30, 2006, partially offset by pricing.

Our Pet Products reportable segment operating income increased by $13.8 million, or 60.5%, to $36.6 million for the three months ended July 30, 2006 from $22.8 million for the three months ended July 31, 2005. This increase was driven primarily by the acquisitions, partially offset by $2.4 million in integration costs.

Our corporate expenses increased by $10.5 million during the three months ended July 30, 2006 compared to the prior year period. This increase resulted primarily from transformation-related expenses of $9.2 million.

Interest expense. Interest expense for the three months ended July 30, 2006 was $30.5 million, reflecting an increase of $9.3 million compared to interest expense of $21.2 million for the three months ended July 31, 2005. This increase was driven by higher average debt levels as a result of the Meow Mix and Milk-Bone acquisitions, as well as increased interest rates. We expect that our interest expense will continue to be higher in fiscal 2007 than in fiscal 2006 as a result of higher debt levels and higher interest rates.

Provision for Income Taxes. The effective tax rate for the three months ended July 30, 2006 was 26.7%, compared to 37.9% for the three months ended July 31, 2005. The effective tax rate for the three month period ending July 30, 2006 was lower than in the corresponding period in fiscal 2006 primarily due to the reversal of a portion of the valuation allowance related to foreign net operating loss carryforwards now expected to be utilized.

Income (Loss) from Discontinued Operations. The loss from discontinued operations of $1.2 million for the three months ended July 30, 2006 represents a pre-tax loss of $1.9 million, of which $0.8 million related to a reduction in the sales price of the Soup and Infant Feeding Businesses for working capital adjustments and $1.1 million primarily related to changes in estimates related to the Soup and Infant Feeding Businesses. The income from discontinued operations of $3.4 million for the three months ended July 31, 2005 primarily represents the results of operations of the Soup and Infant Feeding Businesses that were sold in the fourth quarter of fiscal 2006.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, senior subordinated notes and, if necessary, letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, and other general business purposes. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. Additionally during the first quarter of fiscal 2007, we used additional debt, including debt under our revolving credit facility, and cash to fund acquisitions as described below. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions or future transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2006, based on seasonal liquidity needs. Such peak usage, which includes outstanding letters of credit, is anticipated to be substantially higher in fiscal 2007 than fiscal 2006.

Amended Senior Credit Facility

On May 19, 2006, we entered into an amendment of our senior credit facility (the “Second Amendment”). The Second Amendment, among other things, increased the existing Term Loan B facility commitments and revolving credit facility (the “Revolver”) commitments in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the Second Amendment, we borrowed an additional $65.0 million in Term B loans and $125.0 million under our revolving credit facility to provide a portion of the funding for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006, we borrowed an additional $580.0 million in Term B loans and $13.0 million under our revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction-related expenses.

Our debt consists of the following, as of the dates indicated:

	July 30, 2006	April 30, 2006
	(In millions)
Short-term borrowings:
Revolver	$239.9	$—
Other	1.6	1.7

	$241.5	$1.7

Long-term debt:
Term A Loan	$406.7	$450.0
Term B Loan	789.0	148.5

Total Term Loans	1,195.7	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,895.7	1,301.1
Less current portion	20.7	58.6

	$1,875.0	$1,242.5

We borrowed $337.4 million from the Revolver during the three months ended July 30, 2006. A total of $97.5 million was repaid during the three months ended July 30, 2006. As of July 30, 2006, the net availability under the Revolver, reflecting $47.8 million of outstanding letters of credit, was $162.3 million. The interest rate on the Revolver was approximately 7.02% on July 30, 2006.

On August 15, 2006, we entered into a third amendment of our senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”). On the effective date of the amendment, we borrowed an additional $100.0 million in Term B loans, which proceeds (net of fees and expenses) were used to reduce the then-outstanding balance of the Revolver. The new Term B loans amortize on a pro rata basis with the existing Term B loans, and the other terms and conditions of the new Term B loans (including without limitation the applicable interest rate) are the same as the terms and conditions set forth in the Amended Senior Credit Facility applicable to the existing Term B loans.

Upon consummation of the Meow Mix acquisition, the Meow Mix entities we acquired guaranteed our obligations under the 8 5/8% senior subordinated notes and the 6 3/4% senior subordinated notes and our obligations under the Amended Senior Credit Facility.

As of August 15, 2006, the date of the third amendment, we are scheduled to repay $14.4 million of our long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years, as of August 15, 2006, the date of the third amendment, are as follows (in millions):

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict Del Monte Corporation’s ability, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of July 30, 2006, we believe that we are in compliance with all such financial covenants.

Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the senior credit facility or any of the indentures governing our senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of our indebtedness.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at July 30, 2006:

	Payments due by period (In millions)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term Debt	$1,895.7	$13.6	$67.0	$521.9	$1,293.2
Capital Lease Obligations	—
Operating Leases	270.2	46.7	83.4	58.3	81.8
Purchase Obligations (1)	1,279.2	515.5	467.9	266.1	29.7
Other Long-term Liabilities Reflected on the Balance Sheet	335.7	—	57.5	46.1	232.1

Total Contractual Obligations	$3,780.8	$575.8	$675.8	$892.4	$1,636.8

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at July 30, 2006, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of July 30, 2006. Aggregate future payments for our grower commitments are estimated based on July 30, 2006 pricing and fiscal 2006 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2006 levels, and that bonuses to be paid in each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2006, the most recent period for which bonuses were paid. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

Cash Flows

During the three months ended July 30, 2006, our cash and cash equivalents decreased by $447.8 million.

	Three Months Ended
	July 30, 2006	July 31, 2005
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$(2.0)	$6.7
Net Cash Provided by (Used in) Investing Activities	(1,266.5)	14.0
Net Cash Provided by (Used in) Financing Activities	820.5	(125.0)

Operating Activities. Cash used in operating activities for the three months ended July 30, 2006 was $2.0 million, compared to $6.7 million provided by operating activities for the three months ended July 31, 2005. This $8.7 million fluctuation was primarily driven by the payment of fiscal 2006 employee bonuses of $17.9 million in the first three months of fiscal 2007; there were no comparable payments in the first quarter of fiscal 2006. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended July 30, 2006 was $1,266.5 million compared to cash provided by investing activities of $14.0 million for the three months ended July 31, 2005. We used $1,303.9 million for the acquisitions as described in “Executive Overview” above. Capital spending during the first three months of fiscal 2007 was $6.3 million higher than during the first three months of fiscal 2006 driven by timing, as well as increased overall spending.

Financing Activities. Cash provided by financing activities for the three months ended July 30, 2006 was $820.5 million compared to cash used in financing activities of $125.0 million for the three months ended July 31, 2005. During the first three months of fiscal 2007, we borrowed a net of $239.8 million in short-term borrowings as a result of financing the acquisitions and incurring normal seasonal borrowings for operations. In addition, during the three months ended July 30, 2006 and July 31, 2005, we borrowed $645.0 million and $0, respectively in Term B loans and made scheduled repayments of $50.4 million and $0.4 million, respectively, towards our outstanding Term B loan principal. The $125.0 million use of cash for financing activities for the three months ended July 31, 2005 resulted primarily from the repurchase of approximately 12 million shares of our common stock in connection with an accelerated stock buyback.

Off-Balance Sheet Arrangements

In connection with our accelerated stock buyback (“ASB”), we entered into certain arrangements with Goldman Sachs International, including a purchase price adjustment. The purchase price adjustment is not reflected on our Condensed Consolidated Balance Sheet. For information relating to the ASB, including the purchase price adjustment, see Note 18 “Share Repurchase” to our Consolidated Financial Statements included in our 2006 Annual Report.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we plan to adopt the pronouncement in the first quarter of fiscal 2008. We are in the process of evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in commodity and other prices. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. In prior periods, our risk management program included the objective of minimizing our exposure to changes in interest rates. In the future, we may choose to incorporate this objective into our risk management program again.

During the three months ended July 30, 2006, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

Interest Rates. Our debt primarily consists of fixed rate notes and floating rate term loans. We also use a floating rate revolving credit facility primarily to fund seasonal working capital needs and other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

In prior periods, we managed our interest rate risk related to a portion of our floating rate debt by entering into interest rate swaps in which we received floating rate payments and made fixed rate payments. On February 24, 2003 we entered into six interest rate swaps, with a combined notional amount of $300.0 million, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the six swaps and a portion of our interest payment on our floating rate debt. These six swaps expired on April 28, 2006. We had two interest rate swaps with a combined notional amount of $125.0 million which were entered into by pre-Merger DMC. On December 31, 2002, a formal cash flow hedge accounting relationship was established between the two swaps and a portion of our interest payments on our floating rate debt. These two swaps expired on September 30, 2004.

During the three months ended July 31, 2005, the Company’s interest rate cash flow hedges had an insignificant impact to OCI, deferred tax liabilities and other expense. On July 31, 2005, the fair values of our interest rate swaps were recorded as current assets of $3.4 million.

The table below presents our market risk associated with debt obligations as of July 30, 2006. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on July 30, 2006.

	Maturity
	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	After Fiscal 2012	Total	Fair Value July 30, 2006
Interest Rate Risk:	($ in millions)
Debt
Fixed Rate	$—	$—	$—	$—	$—	$450.0	$250.0	$700.0	$701.5
Average Interest Rate	—	—	—	—	—	8.63%	6.75%	6.75%
Variable Rate	$13.6	$28.4	$38.6	$48.8	$473.1	$593.2	$—	$1,195.7	$1,195.7
Average Interest Rate	6.96%	6.94%	6.93%	6.92%	6.95%	7.04%	—	6.99%

Commodities and Other Prices.

Commodities: Certain commodities such as corn, wheat, soybean meal, and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income/expense. Changes in the value of economic hedges are recorded as other income or expense. These contracts generally have a term of less than eighteen months.

On July 30, 2006, the fair values of our commodities hedges were recorded as current assets of $0.1 million and current liabilities of $0.3 million. On July 31, 2005, the fair values of our commodities hedges were recorded as current assets of $2.0 million.

Other: During the first and second quarters of fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of fiscal 2006, we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. We have entered into futures or options contracts to cover a portion of our projected diesel fuel costs each quarter since the period ended October 30, 2005. These contracts generally have a term of less than three months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. During the three months ended July 30, 2006, all such contracts were closed. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2007.

During the fourth quarter of fiscal 2006, we began a hedging program for natural gas. We accounted for these natural gas derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of July 30, 2006, the fair values of our natural gas hedges were recorded as current assets of $0.4 million and current liabilities of $0.4 million.

The table below presents our commodity and natural gas derivative contracts as of July 30, 2006. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on July 30, 2006 are scheduled to mature prior to the end of fiscal 2007.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Cubic Feet)
Futures Contracts
Contract Volumes	44,300	1,680,000	1,175,000	65,000	1,570,000
Weighted Average Price	$175.87	$0.24	$2.41	$4.86	$8.76
Contract Amount ($ in Millions)	$7.8	$0.4	$2.8	$0.3	$13.8
Fair Value ($ in Millions)	$(0.3)	$—	$0.1	$—	$—

The table below presents the changes in the following balance sheet accounts and impact on income statement accounts of our commodities and other hedging activities.

	Three Months Ended
	July 30, 2006	July 31, 2005
	(In millions)
(Increase) decrease in other comprehensive income (a)	$0.2	$(0.8)
(Increase) decrease in deferred tax liabilities	0.1	(0.5)
Increase (decrease) in cost of products sold	1.2	(0.1)
Increase (decrease) in other expense	(0.1)	(0.2)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of July 30, 2006, we have excluded the operations relating to the Meow Mix and Milk-Bone acquisitions. These operations represent approximately 31.6% of our total assets at July 30, 2006 and approximately 9.3% of our total net sales for the quarter ended July 30, 2006. We intend to disclose material changes, if any, in internal control over financial reporting with respect to these operations in the first annual assessment of internal control over financial reporting in which we include the operations relating to the Meow Mix and Milk-Bone acquisitions.

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

Except as set forth below, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended April 30, 2006:

We are a defendant in an action filed in the Superior Court in Middlesex, NJ, on May 15, 2006. The complaint alleges that four-packs of StarKist albacore tuna wrapped in shrink-wrap were mislabeled because the nutritional information on the shrink-wrap was different from the nutritional information on the individual cans. The complaint alleges several causes of action including consumer fraud, violations of the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and unjust enrichment and seeks compensatory, punitive and treble damages. The complaint seeks certification of this matter as a class action. We have negotiated a tentative settlement with the plaintiff’s counsel, currently expected to be less than $0.1 million, and believe we have accrued adequate reserves to cover the settlement of this matter.

We filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. We alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. We are seeking damages of $40.0 million. Pacer filed a Demand for Arbitration with AAA on March 9, 2006, as amended on April 4, 2006, in which Pacer asserted claims against us for breach of the Pacer Agreement. Pacer is seeking a declaration of its ability to terminate the Pacer Agreement and damages of $22.5 million. We have denied Pacer’s claims. The arbitration hearing is scheduled to commence December 11, 2006. We believe we have accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, we began using a different transportation services provider beginning on May 1, 2006.

We were a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. The plaintiff may appeal this ruling. Additionally, as noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence.

We were a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. The Attorney General may appeal this ruling. Additionally, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence.

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

ITEM 1A.	RISK FACTORS

This quarterly report on Form 10-Q, including the section entitled “Item 1. Financial Statements” and the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. As detailed in our 2006 Annual Report, these factors include, among others:

•	general economic and business conditions;

•	integration of the Meow Mix and Milk-Bone businesses;

•	cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy, fuel, packaging, grains, meat by-products, crop-based products and tuna;

•	logistics and other transportation-related costs;

•	our debt levels and ability to service our debt;

•	efforts and ability to increase prices and reduce costs;

•	costs and results of efforts to improve the performance and market share of our businesses;

•	reduced sales, disruptions, costs or other charges to earnings that may be generated by our strategic plan and transformation efforts;

•	effectiveness of marketing, pricing and trade promotion programs;

•	changes in U.S., foreign or local tax laws and effective rates;

•	changing consumer and pet preferences;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	product liability claims;

•	weather conditions;

•	crop yields;

•	interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	dependence on co-packers, some of whom may be competitors or sole-source suppliers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export duties;

•	litigation;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2006 Annual Report. In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

Accelerated pension funding obligations could adversely impact our cash from operations. In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. We are in the process of determining the impact of the provisions of the Act, which may include accelerated rates of funding to our defined benefit pension plans, on our financial position, results of operations, and cash flows. Accelerated pension funding due to the Act or other requirements could reduce our cash flows from operations in the period in which such accelerated payment is made, adversely impacting our cash provided by operating activities.

All forward-looking statements in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit Number	Description

2.1	Stock Purchase Agreement between Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed March 7, 2006)

2.2	Asset Sale Agreement between Del Monte Corporation and Kraft Foods Global, Inc., dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 20, 2006)

4.1	First Supplemental Indenture dated as of May 19, 2006 among Del Monte Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on May 24, 2006 (the “May 2006 Form 8-K”))

4.2	First Supplemental Indenture dated as of May 19, 2006 among Del Monte Corporation, the guarantors named therein and The Bank of New York Trust Company, as successor in interest to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the May 2006 Form 8-K)

10.1	Amendment No. 2 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated May 19, 2006 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.3 to the May 2006 Form 8-K)

10.2	Subsidiary Guaranty Supplement dated as of May 19, 2006 executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.4 to the May 2006 Form 8-K)

10.3	Security Agreement Supplement dated as of May 19, 2006 executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.5 to the May 2006 Form 8-K)

10.4	Severance Agreement and Release of All Claims between Todd R. Lachman and Del Monte Corporation dated June 21, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on June 27, 2006)**

10.5	Del Monte Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 29, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 6, 2006)**

10.6	Amendment No. 3 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated August 15, 2006 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on August 16, 2006)

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement

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

Dated September 7, 2006