Form 10-Q
period 2006-10-29
DEL MONTE FOODS CO
filed 2006-12-07
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 30, 2006, there were 201,578,800 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	October 29, 2006	April 30, 2006
	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$22.0	$459.9
Restricted cash	—	43.3
Trade accounts receivable, net of allowance	228.6	237.8
Inventories	1,169.3	764.2
Prepaid expenses and other current assets	113.8	111.9

TOTAL CURRENT ASSETS	1,533.7	1,617.1
Property, plant and equipment, net	704.4	641.4
Goodwill	1,390.6	758.7
Intangible assets, net	1,205.7	572.5
Other assets, net	41.5	33.2

TOTAL ASSETS	$4,875.9	$3,622.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$613.8	$450.9
Short-term borrowings	290.3	1.7
Current portion of long-term debt	24.3	58.6

TOTAL CURRENT LIABILITIES	928.4	511.2
Long-term debt	1,966.6	1,242.5
Deferred tax liabilities	312.2	228.1
Other non-current liabilities	329.6	327.1

TOTAL LIABILITIES	3,536.8	2,308.9

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 213,381,612 issued and 201,384,540 outstanding at October 29, 2006 and 212,114,276 issued and 200,117,204 outstanding at April 30, 2006)	$2.1	$2.1
Additional paid-in capital	1,006.9	989.5
Treasury stock, at cost	(133.1)	(126.5)
Accumulated other comprehensive loss	(7.0)	(7.9)
Retained earnings	470.2	456.8

TOTAL STOCKHOLDERS’ EQUITY	1,339.1	1,314.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,875.9	$3,622.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
	(Unaudited)
Net sales	$893.5	$793.2	$1,567.6	$1,409.8
Cost of products sold	649.0	580.6	1,158.7	1,047.3

Gross profit	244.5	212.6	408.9	362.5
Selling, general and administrative expense	162.6	129.0	286.1	237.1

Operating income	81.9	83.6	122.8	125.4
Interest expense	42.9	22.9	73.4	44.1
Other expense	0.1	1.1	0.4	1.1

Income from continuing operations before income taxes	38.9	59.6	49.0	80.2
Provision for income taxes	15.2	22.3	17.9	30.1

Income from continuing operations	23.7	37.3	31.1	50.1
Income (loss) from discontinued operations before income taxes	(0.8)	10.4	(2.7)	15.8
Provision (benefit) for income taxes	(0.3)	3.8	(1.0)	5.8

Income (loss) from discontinued operations	(0.5)	6.6	(1.7)	10.0

Net income	$23.2	$43.9	$29.4	$60.1

Earnings per common share
Basic:
Continuing Operations	$0.12	$0.18	$0.16	$0.24
Discontinued Operations	(0.01)	0.04	(0.01)	0.06

Total	$0.11	$0.22	$0.15	$0.30

Diluted:
Continuing Operations	$0.12	$0.18	$0.15	$0.24
Discontinued Operations	(0.01)	0.04	(0.01)	0.06

Total	$0.11	$0.22	$0.14	$0.30

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 29, 2006	October 30, 2005
		(Revised - See note 1)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$29.4	$60.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	49.2	47.1
Deferred taxes	14.0	6.4
Gain on asset disposals	(0.8)	(1.3)
Stock compensation expense	7.3	3.7
Other non-cash items, net	3.0	(2.6)
Changes in operating assets and liabilities	(210.0)	(153.6)

NET CASH USED IN OPERATING ACTIVITIES	(107.9)	(40.2)

INVESTING ACTIVITIES:
Capital expenditures	(34.1)	(24.9)
Net proceeds from disposal of assets	8.8	26.1
Net cash used in business acquisitions	(1,310.3)	—
Decrease in restricted cash	43.3	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,292.3)	1.2

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	570.6	142.4
Payments on short-term borrowings	(282.0)	(104.1)
Proceeds from long-term debt	745.0	—
Principal payments on long-term debt	(55.2)	(0.8)
Payments of debt-related costs	(10.0)	—
Dividends paid	(16.0)	—
Issuance of common stock	9.2	1.8
Purchase of treasury stock	—	(125.4)
Excess tax benefits from stock-based compensation	0.8	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	962.4	(86.1)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(437.9)	(125.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	459.9	145.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22.0	$20.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market. The Company’s leading food brands include Del Monte, StarKist, S&W, Contadina and College Inn. In addition, the Company has pet food and pet snack brands including Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, and Pounce. The Company acquired the Meow Mix and Milk-Bone brands during the three months ended July 30, 2006 in connection with the acquisitions discussed in Note 5. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 29, 2006 and October 30, 2005 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 29, 2006 and October 30, 2005 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 29, 2006 and for the three and six months ended October 29, 2006 and October 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 29, 2006 are not necessarily indicative of the results expected for the year ending April 29, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 30, 2006 (“2006 Annual Report”). All significant intercompany balances and transactions have been eliminated.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 2. Employee Stock Plans

For a description of the Company’s stock-based incentive plans, see Note 9 of the 2006 Annual Report.

Stock-based Compensation . In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. The Company adopted the provisions of SFAS 123R as of May 1, 2006 and has elected to use the modified prospective transition method of adoption.

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

The fair value for stock options granted subsequent to April 28, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the six months ended October 29, 2006 and October 30, 2005:

	Six Months Ended
	October 29, 2006	October 30, 2005
Dividend yield	1.4%	0.9%
Expected volatility	30.7%	29.6%
Risk-free interest rate	4.7%	4.2%
Expected life (in years)	7.0	7.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

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

	Three Months Ended October 30, 2005	Six Months Ended October 30, 2005
Net income, as reported	$43.9	$60.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.2	2.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1.5	3.2

Pro forma net income	$43.6	$59.5

Earnings per share:
Basic - as reported	$0.22	$0.30
Basic - pro forma	$0.22	$0.29
Diluted - as reported	$0.22	$0.30
Diluted - pro forma	$0.22	$0.29

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 30, 2006	14,927,270	$9.16	8,046,461	$8.67
Granted	2,556,500	10.56
Forfeited	(628,959)	10.06
Exercised	(1,236,565)	7.45

Balance at October 29, 2006	15,618,246	$9.49	8,941,254	$9.08

As of October 29, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $25.8 and $19.1, respectively.

At October 29, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.22 - 8.78	6,365,936	5.85	$7.84	5,130,569	$7.79
$8.81 - 10.59	7,797,182	8.27	10.27	2,766,157	10.06
$10.63 - 15.85	1,455,128	4.32	12.47	1,044,528	12.81

$5.22 - 15.85	15,618,246	6.92	$9.49	8,941,254	$9.08

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 30, 2006	658,779	198,540	—	961,025
Granted	327,500	95,283	54,033	544,600
Forfeited	(61,348)	(1,359)	—	(132,559)
Issued as common stock	(23,103)	(13,805)	—	—

Balance at October 29, 2006	901,828	278,659	54,033	1,373,066

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS 157 for its fiscal year beginning April 28, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. The measurement provisions are effective for fiscal years ending after December 15, 2008. The Company will adopt the recognition provisions of SFAS 158 as of April 29, 2007. The Company intends to adopt the measurement provisions of SFAS 158 as of May 3, 2009. The Company is currently evaluating the impact of the provisions of SFAS 158 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of the adoption of SAB 108 on its consolidated financial statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 4. Discontinued Operations

On April 24, 2006, pursuant to an Asset Purchase Agreement dated March 1, 2006 between, Del Monte Corporation (“DMC”), a direct wholly-owned subsidiary of Del Monte Foods Company (“DMFC”), and TreeHouse Foods, Inc. (“TreeHouse”), DMC sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to the Company’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse also assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of Del Monte’s manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at the Mendota, IL facility. Upon closing of the divestiture, approximately 790 of Del Monte’s plant employees and approximately 120 additional Del Monte employees joined TreeHouse. In the fourth quarter of fiscal 2006, the Company recognized a gain on the sale. Due to revisions of estimates during the six months ended October 29, 2006, the Company recognized additional pre-tax net costs of $2.7 related to the Soup and Infant Feeding Businesses. During a transition period, not to exceed twelve months after the closing date, the Company is providing transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results and assets and liabilities related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

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

Net sales from discontinued operations were $0.1 during the three months ended October 29, 2006. During the six months ended October 29, 2006, there was a reduction to net sales from discontinued operations of $0.1. Net sales from discontinued operations were $93.7 and $155.7 for the three and six months ended October 30, 2005, respectively.

Note 5. Acquisitions

On May 19, 2006, DMC completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.8 as of October 29, 2006 and consisted of an initial $705.6 cash payment, an additional $3.2 cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $13.0. This acquisition cost includes severance-related and relocation costs of $4.5, of which $2.9 and $4.2 were paid during the three and six months ended October 29, 2006, respectively. Accordingly, as of October 29, 2006, the Company had $0.3 of accrued severance-related and relocation costs related to the acquisition. The financial results of Meow Mix are reported within the Pet Products reportable segment.

Effective July 2, 2006, DMC completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was $593.1 as of October 29, 2006, and consisted of an initial $580.2 cash payment, an additional $2.3 cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.6. This acquisition cost includes severance-related and relocation costs of $0.4, of which $0.1 were paid during the three and six months ended October 29, 2006. Accordingly, as of October 29, 2006, the Company had $0.3 of accrued severance-related and relocation costs related to the acquisition. The financial results of Milk-Bone are reported within the Pet Products reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

The acquisitions are being accounted for under the purchase method of accounting. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the respective dates of acquisition. The Company utilized independent valuation firms to assist in estimating the fair value of the acquired businesses’ real estate, machinery and equipment and identifiable intangible assets. The Company’s allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows as of October 29, 2006:

	Meow Mix	Milk-Bone
Cash and cash equivalents	$3.6	$—
Trade accounts receivable, net	18.9	—
Inventories	25.9	18.0
Prepaid expenses and other current assets	11.0	8.8
Property, plant and equipment, net	35.4	37.3
Goodwill	421.0	213.6
Intangible assets, net	307.0	330.0
Other assets, net	0.2	—

Total assets acquired	823.0	607.7

Accounts payable and accrued expenses	30.3	9.7
Deferred tax liabilities	67.6	—
Other non-current liabilities	3.3	4.9

Total liabilities assumed	101.2	14.6

Net assets acquired	$721.8	$593.1

Further changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company receives further information in future quarters during fiscal 2007.

The Company executed the acquisitions of Meow Mix and Milk-Bone with the objective of providing its pet business with an improved competitive position, including an improved platform for developing innovative and successful products, and enhancing the Company’s overall gross margins, building on its long-term strategy designed to fortify the Company’s position as a leading branded marketer of quality food and pet products in the U.S. retail market.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

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

	Three Months Ended	Six Months Ended
	October 30, 2005	October 29, 2006	October 30, 2005
Net sales	$894.6	$1,606.2	$1,606.4
Income from continuing operations	42.7	31.7	62.7
Net income	49.3	30.0	72.7
Earnings per common share
Basic:	$0.25	$0.15	$0.36
Diluted:	$0.24	$0.15	$0.35

Note 6. Inventories

The Company’s inventories consist of the following:

	October 29, 2006	April 30, 2006
Inventories:
Finished products	$1,033.7	$570.7
Raw materials and in-process material	64.2	52.9
Packaging material and other	68.7	119.8
LIFO Reserve	2.7	20.8

TOTAL INVENTORIES	$1,169.3	$764.2

Note 7. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	October 29, 2006	April 30, 2006
Goodwill	$1,390.6	$758.7

Non-amortizable intangible assets:
Trademarks	1,071.2	525.2
Other	3.0	3.0

Total non-amortizable intangible assets	1,074.2	528.2

Amortizable intangible assets:
Trademarks	71.2	69.2
Customer relationships	89.0	—
Other	11.4	11.4

	171.6	80.6
Accumulated amortization	(40.1)	(36.3)

Amortizable intangible assets, net	131.5	44.3

Intangible assets, net	$1,205.7	$572.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

During the six months ended October 29, 2006, the Company’s goodwill and intangible assets increased by $1,271.6 due to the acquisitions (see Note 5) which was offset by a decrease of $2.7 due to other changes. Further changes to goodwill and intangible assets may be recorded as the purchase price allocations for the acquisitions are finalized in future quarters during fiscal 2007.

As of October 29, 2006, the Company’s goodwill was comprised of $200.1 related to the Consumer Products reportable segment and $1,190.5 related to the Pet Products reportable segment. As of April 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment.

Amortization expense for the three and six months ended October 29, 2006 was $2.1 and $3.8, respectively, and $0.9 and $1.8 for the three and six months ended October 30, 2005, respectively. The Company expects to recognize $4.1 of amortization expense during the remainder of fiscal 2007. The following table presents expected amortization of intangible assets as of October 29, 2006, for each of the five succeeding fiscal years:

2008	$7.9
2009	7.8
2010	7.6
2011	7.4
2012	5.8

Note 8. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties that were classified as assets held for sale. Assets held for sale totaled $10.0 as of October 29, 2006 and April 30, 2006, respectively. During the three and six months ended October 29, 2006, the Company sold $3.8 of assets held for sale and recognized a gain of $0.4 on the sale. During the six months ended October 30, 2005, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Basic earnings per common share:
Numerator:
Net income from continuing operations	$23.7	$37.3	$31.1	$50.1

Denominator:
Weighted average shares	201,194,803	199,515,587	200,811,293	203,658,216

Basic earnings per common share	$0.12	$0.18	$0.16	$0.24

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$23.7	$37.3	$31.1	$50.1

Denominator:
Weighted average shares	201,194,803	199,515,587	200,811,293	203,658,216
Effect of dilutive securities	2,340,704	2,712,392	2,536,801	2,472,336

Weighted average shares and equivalents	203,535,507	202,227,979	203,348,094	206,130,552

Diluted earnings per common share	$0.12	$0.18	$0.15	$0.24

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 8,560,667 and 7,248,627 were not included in the computation of diluted earnings per share for the three and six months ended October 29, 2006, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 8,293,770 and 9,152,177 were not included in the computation of diluted earnings per share for the three and six months ended October 30, 2005, respectively, because their inclusion would be antidilutive.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

The Company’s debt consists of the following, as of the dates indicated:

	October 29, 2006	April 30, 2006
Short-term borrowings:
Revolver	$288.7	$—
Other	1.6	1.7

	$290.3	$1.7

Long-term debt:
Term A Loan	$404.2	$450.0
Term B Loan	886.7	148.5

Total Term Loans	1,290.9	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,990.9	1,301.1
Less current portion	24.3	58.6

	$1,966.6	$1,242.5

The Company borrowed $231.7 from the Revolver during the three months ended October 29, 2006. A total of $182.9 was repaid during the three months ended October 29, 2006. During the six months ended October 29, 2006, the Company borrowed $569.1 from the Revolver and repaid $280.4. As of October 29, 2006, the net availability under the Revolver, reflecting $47.8 of outstanding letters of credit, was $113.5. The blended interest rate on the Revolver was approximately 7.02% on October 29, 2006.

The Company is scheduled to repay $9.6 of its long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Agreements relating to the Company’s long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of DMC and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to DMFC. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of October 29, 2006, the Company believes that it is in compliance with all such financial covenants.

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

During the quarter ended July 30, 2006, the Company communicated to affected employees that their employment would be terminated as part of the transformation plan. Termination benefits and severance costs are expensed as part of selling, general and administrative expense and are recorded as corporate expenses, as it is the Company’s policy to record such restructuring expenses as corporate expenses.

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 30, 2006	$—
Termination and severance costs incurred	7.4
Amounts utilized	(0.8)

Accrued termination and severance costs - July 30, 2006	6.6

Amounts utilized	(2.0)
Other	(0.1)

Accrued termination and severance costs - October 29, 2006	$4.5

On December 20, 2002, the Company acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”). During the fiscal years ended May 1, 2005 and May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs were expensed as part of selling, general and administrative expense. As of April 30, 2006, the Company had $0.5 of accrued Merger-related termination and severance costs. None of these costs were paid during the three months ended October 29, 2006. During the six months ended October 29, 2006, $0.3 of these costs were paid. The remaining termination and severance costs related to the Merger were not directly attributable to either of the Company’s reportable segments and therefore were recorded as corporate expenses. As of October 29, 2006, the Company had $0.2 of accrued termination and severance costs related to the Merger.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net income	$23.2	$43.9	$29.4	$60.1
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(2.3)	—	(2.0)
Income (loss) on cash flow hedging instruments, net of tax	1.1	(1.8)	0.9	(1.0)

Total other comprehensive income (loss)	1.2	(4.1)	0.9	(3.0)

Comprehensive income	$24.4	$39.8	$30.3	$57.1

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans for the three and six months ended October 29, 2006 and October 30, 2005, respectively, are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.9	$3.0	$0.4	$0.6	$5.7	$6.1	$0.8	$1.1
Interest cost on projected benefit obligation	6.2	5.0	1.6	1.3	12.3	10.0	3.2	2.9
Expected return on plan assets	(6.4)	(5.2)	—	—	(12.7)	(10.5)	—	—
Amortization of prior service cost	0.2	0.2	(2.1)	(2.1)	0.5	0.5	(4.2)	(3.8)
Actuarial loss	0.2	0.1	—	—	0.4	0.1	—	—

Total benefit cost (reduction of benefit cost)	$3.1	$3.1	$(0.1)	$(0.2)	$6.2	$6.2	$(0.2)	$0.2

The Company made cash contributions of $15.0 to the defined benefit pension plans during the second quarter of fiscal 2007. The Company does not expect to make additional cash contributions to the defined benefits plans during fiscal 2007.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. The Company is in the process of determining the impact of the provisions of the Act, which may include accelerated rates of funding to the Company’s defined benefit pension plans, on its financial position, results of operations and cash flows.

Note 14. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the Company’s 2006 Annual Report:

The Company was a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the plaintiff’s allegations. This case was consolidated

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. The plaintiff may appeal this judgment and will have 60 days from entry of the final judgment to file a notice of appeal.

The Company was a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. The Attorney General may appeal this judgment and will have 60 days from entry of the final judgment to file a notice of appeal.

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. Counter-claims against the Company by two third-parties in the amount of $1.4 remained after the settlement with PPI Enterprises. The court granted the Company’s motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. The Company settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. On September 27, 2006, the appeals court heard argument in connection with the remaining appeal and on November 20, 2006 denied that appeal.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and six months ended October 29, 2006

(In millions, except share and per share data)

(Unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net Sales:
Consumer Products	$566.5	$584.4	$987.1	$1,006.6
Pet Products	327.0	208.8	580.5	403.2

Total Company	$893.5	$793.2	$1,567.6	$1,409.8

Operating Income:
Consumer Products	$52.6	$63.7	$78.4	$93.7
Pet Products	53.7	32.5	90.3	55.3
Corporate (a)	(24.4)	(12.6)	(45.9)	(23.6)

Total Company	$81.9	$83.6	$122.8	$125.4

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three and six months ended October 29, 2006, Corporate includes all severance-related restructuring costs related to the Company’s transformation plan.

Note 16. Fiscal 2006 Share Repurchase

In connection with its accelerated stock buyback (“ASB’), the Company entered into certain arrangements with Goldman Sachs International (“Goldman Sachs”), including a purchase price adjustment. On October 25, 2006, such arrangements terminated in accordance with their terms. As a result, the aggregate amount required to be paid to Goldman Sachs, which included the amount of the price adjustment for the shares purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between December 22, 2005 and October 25, 2006, was approximately $6.6 and was paid in cash on October 30, 2006.

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

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina and College Inn, and food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages and Pounce. We acquired the Meow Mix and Milk-Bone brands during the three months ended July 30, 2006, in connection with the acquisitions discussed below.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 29, 2006	October 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$893.5	$793.2	$100.3	12.6%	10.5%	2.1%
Cost of Products Sold	649.0	580.6	68.4	11.8%	6.9%	4.9%

Gross Profit	244.5	212.6	31.9	15.0%
Selling, General and Administrative Expense	162.6	129.0	33.6	26.0%

Operating Income	$81.9	$83.6	$(1.7)	(2.0%)

Gross Margin	27.4%	26.8%
Selling, General and Administrative Expense as a % of net sales	18.2%	16.3%
Operating Income Margin	9.2%	10.5%

	Six Months Ended
	October 29, 2006	October 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$1,567.6	$1,409.8	$157.8	11.2%	9.3%	1.9%
Cost of Products Sold	1,158.7	1,047.3	111.4	10.6%	6.4%	4.2%

Gross Profit	408.9	362.5	46.4	12.8%
Selling, General and Administrative Expense	286.1	237.1	49.0	20.7%

Operating Income	$122.8	$125.4	$(2.6)	(2.1%)

Gross Margin	26.1%	25.7%
Selling, General and Administrative Expense as a % of net sales	18.3%	16.8%
Operating Income Margin	7.8%	8.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $893.5 million, which represent growth of 12.6% over the second quarter of fiscal 2006. The Meow Mix and Milk-Bone acquisitions, which were completed during the first quarter and are discussed further below, drove growth of 14.2%. In addition, volume growth from new products contributed 2.5% to sales growth and pricing, net of associated volume loss or “elasticity,” contributed 0.7% to sales growth. Volume loss associated with sales declines in seafood, competitive factors affecting certain of our existing products, and other factors as discussed in “Results of Operations—Net Sales” below, representing a decline of 4.8%, partially offset the growth in net sales. Our second quarter operating income was $81.9 million, which represented a decrease of $1.7 million or 2.0% compared to the second quarter of fiscal 2006.

During the second quarter of fiscal 2007, as in the first quarter of fiscal 2007, we continued to see inflationary cost escalation, which impacted our results of operations. Unusual weather conditions in California resulted in reduced yields, and accordingly, increased raw product and other related costs for peaches and tomatoes. During the second quarter of fiscal 2007, pricing actions, combined with our cost saving efforts, partially offset inflationary and other cost increases. For the remainder of fiscal 2007, we expect that raw product and other related costs, particularly in connection with our fish and crop-based products, as well as steel and other packaging costs and transportation-related costs, will continue to be higher than the prior year.

Operating income for the three months ended October 29, 2006 was also impacted by $6.2 million of integration expense associated with the acquisition of Meow Mix and Milk-Bone, as compared to no integration expense for the three months ended October 30, 2005. In addition, we incurred $11.4 million in expenses during the second quarter of fiscal 2007 related to the transformation plan described below. Operating margin decreased by 130 basis points to 9.2% for the second quarter of fiscal 2007 as a result of increased costs, including integration and transformation-related expenses. These decreases were partially offset by pricing, as well as the impact of the acquisitions.

We incurred $42.9 million in interest expense in the second quarter of fiscal 2007 as compared to $22.9 million in the second quarter of fiscal 2006, driven by higher average debt levels as well as higher interest rates. We expect that our interest expense for the remainder of fiscal 2007 will continue to be higher than in fiscal 2006 as a result of the higher debt levels related to the Meow Mix and Milk-Bone acquisitions and higher interest rates.

Acquisitions

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.8 million as of October 29, 2006 and consisted of an initial $705.6 million cash payment, an additional $3.2 million cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $13.0 million. This acquisition cost includes severance-related and relocation costs of $4.5 million, of which $2.9 million and $4.2 million were paid during the three and six months ended October 29, 2006, respectively. Accordingly, as of October 29, 2006, we had $0.3 million of accrued severance-related and relocation costs related to the acquisition. We funded the Meow Mix acquisition with proceeds from the divestiture of the Soup and Infant Feeding Businesses, as well as with cash from operations and additional debt. The financial results of Meow Mix are reported within our Pet Products reportable segment.

Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was $593.1 million as of October 29, 2006 and consisted of a $580.2 million cash payment, an additional $2.3 million cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.6 million. This acquisition cost includes severance-related and relocation costs of $0.4 million, of which $0.1 million were paid during the three and six months ended October 29, 2006. Accordingly, as of October 29, 2006, we had $0.3 million of accrued severance-related and relocation costs related to the acquisition. We funded the Milk-Bone acquisition with additional debt. The financial results of Milk-Bone are reported within our Pet Products reportable segment.

We executed the acquisitions of Meow Mix and Milk-Bone with the objective of providing our pet business with an improved competitive position, including an improved platform for developing innovative and successful products, and enhancing our overall gross margins, building on our long-term strategy designed to fortify our position as a leading branded marketer of quality food and pet products in the U.S. retail market.

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

We expect to incur total pre-tax costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $60 million in anticipated capital expenditures and $10 million of non-cash expenses. As of October 29, 2006, we have incurred approximately $25.3 million of these expected pre-tax costs, including approximately $4.7 million of capital expenditures and $7.1 million of non-cash expenses. We have begun to generate savings in fiscal 2007, and expect to capture approximately $40 million of pre-tax savings in fiscal 2008 and approximately $50 million in fiscal 2009.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during the three and six months ended October 29, 2006 and October 30, 2005, resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three and six months ended October 29, 2006, we recognized DB plans benefits expense of $3.1 million and $6.2 million, respectively, and a reduction of other benefits expense of $0.1 million and $0.2 million, respectively. Our remaining fiscal 2007 DB plans benefits expense is currently estimated to be approximately $6.1 million. We expect to recognize an additional $0.1 million reduction to other benefits expense in fiscal 2007. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and six months ended October 29, 2006 and October 30, 2005. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 29, 2006 and October 30, 2005 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 29, 2006, compared to the results for the three and six months ended October 30, 2005.

Net sales.

	Three Months Ended
	October 29, 2006	October 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$566.5	$584.4	$(17.9)	(3.1%)	(5.1%)	2.0%
Pet Products	327.0	208.8	118.2	56.6%	54.3%	2.3%

Total	$893.5	$793.2	$100.3	12.6%

	Six Months Ended
	October 29, 2006	October 30, 2005	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$987.1	$1,006.6	$(19.5)	(1.9%)	(4.1%)	2.2%
Pet Products	580.5	403.2	177.3	44.0%	42.7%	1.3%

Total	$1,567.6	$1,409.8	$157.8	11.2%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended October 29, 2006 were $893.5 million, an increase of $100.3 million, or 12.6%, compared to $793.2 million for the three months ended October 30, 2005. Net sales for the six months ended October 29, 2006 were $1,567.6 million, an increase of $157.8 million, or 11.2%, compared to $1,409.8 million for the six months ended October 30, 2005.

Net sales in our Consumer Products reportable segment were $566.5 million for the three months ended October 29, 2006, a decrease of $17.9 million or 3.1% compared to the three months ended October 30, 2005. Volume declines, primarily related to seafood, competitive factors affecting certain existing products and price elasticity, were partially offset by increased pricing. The Del Monte Brands operating segment had sales of $430.2 million for the quarter, a decrease of $8.7 million, or 2.0%, compared to the same period a year ago. The effect of decreased volume, primarily due to the sale of our S&W Bean business in the first quarter and reduced sales of some lower-margin vegetable products, was partially offset by price increases and increased volume in new products. The StarKist Seafood operating segment had sales of $136.3 million for the quarter, a decrease of $9.2 million, or 6.3%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to greater than expected sales volume decreases of chunk light and albacore halves and pouch products driven by overall category declines as we believe consumers reacted to higher price levels across the category. This decrease was partially offset by increases due to pricing.

Net sales in our Consumer Products reportable segment were $987.1 million for the six months ended October 29, 2006, a decrease of $19.5 million or 1.9% compared to the six months ended October 30, 2005. Volume declines, primarily related to seafood, competitive factors affecting certain existing products and price elasticity, were partially offset by increased pricing. The Del Monte Brands operating segment had sales of $719.8 million for the six-month period, a decrease of $6.2 million, or 0.9%, compared to the same period a year ago. The effect of decreased volume, primarily due to the sale of our S&W Bean business and reduced sales of some lower-margin vegetable products, was partially offset by price increases and increased volume in new products. The StarKist Seafood operating segment had sales of $267.3 million for the six-month period, a decrease of $13.3 million, or 4.7%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to greater than expected sales volume decreases of chunk light and albacore halves and pouch products driven by overall category declines as we believe consumers reacted to higher price levels across the category. This decrease was partially offset by increases due to pricing.

Net sales in our Pet Products reportable segment were $327.0 million for the three months ended October 29, 2006, an increase of $118.2 million or 56.6% compared to $208.8 million for the three months ended October 30, 2005. The increase was primarily driven by $112.5 million in sales from the acquisitions. New products in dry dog food and pet snacks, as well as pricing, also benefited net sales. These increases were partially offset by price elasticity and lower pet food volume in certain existing products, driven primarily by competitive merchandising impacting dry dog food.

For the six months ended October 29, 2006, net sales in our Pet Products reportable segment were $580.5 million, an increase of $177.3 million or 44.0% compared to $403.2 million for the six months ended October 30, 2005. The increase was primarily driven by $175.1 million in sales from the acquisitions. New products in dry dog food and pet snacks, as well as pricing, also benefited net sales. These increases were partially offset by price elasticity and lower pet food volume in certain existing products, driven primarily by competitive merchandising impacting dry dog food.

Cost of products sold. Cost of products sold for the three months ended October 29, 2006 was $649.0 million, an increase of $68.4 million, or 11.8%, compared to $580.6 million for the three months ended October 30, 2005. The cost of products sold for the six months ended October 29, 2006 was $1,158.7 million, an increase of $111.4 million, or 10.6%, compared to $1,047.3 million for the six months ended October 30, 2005. These increases were due to increased sales volumes resulting from the acquisitions and new products, as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in connection with fish and crop-based products, as well as higher transportation-related costs and higher steel and other packaging costs.

Gross margin. Our gross margin percentage for the three months ended October 29, 2006 increased 0.6 points to 27.4%, compared to 26.8% for the three months ended October 30, 2005. Consistent with our acquisition objective of raising our overall gross margin, the acquisitions benefited gross margin by 2.6 points. In addition, net pricing benefited gross margin by 1.5 margin points. These benefits were almost entirely offset by a 3.5 margin point reduction related to the higher costs noted above.

For the six months ended October 29, 2006, our gross margin percentage increased by 0.4 points to 26.1%, compared to 25.7% for the six months ended October 30, 2005. Acquisitions benefited gross margin by 2.0 points, net pricing benefited gross margin by 1.4 margin points, and product mix benefited gross margin by 0.1 points. These benefits were almost entirely offset by a 3.1 margin point reduction related to the higher costs noted above.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended October 29, 2006 was $162.6 million, an increase of $33.6 million, or 26.0%, compared to SG&A of $129.0 million for the three months ended October 30, 2005. Our increase in SG&A expense was primarily driven by increased marketing expenses in the Pet Products reportable segment as a result of the acquisitions and promotions for our 9Lives and Kibbles n’ Bits brands, transformation-related expenses of $10.8 million, incremental SG&A costs associated with operating the acquired businesses and $5.6 million of integration costs. For the six months ended October 29, 2006, selling, general and administrative expense was $286.1 million, an increase of $49.0 million, or 20.7%, compared to SG&A of $237.1 million for the six months ended October 30, 2005. Our increase in SG&A expense was primarily driven by transformation-related expenses of $20.0 million, increased marketing expenses in the Pet Products reportable segment as a result of the acquisitions and promotions for our 9Lives and Kibbles n’ Bits brands, incremental SG&A costs associated with operating the acquired businesses and $7.8 million of integration costs, partially offset by the gain of $9.5 million on the sale of a perpetual license for S&W branded dry soaked beans and related products, as well as the sale of the rights to the S&W trademark in Australia and New Zealand.

Operating income.

	Three Months Ended
	October 29, 2006	October 30, 2005	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$52.6	$63.7	$(11.1)	(17.4%)
Pet Products	53.7	32.5	21.2	65.2%
Corporate (a)	(24.4)	(12.6)	(11.8)	93.7%

Total	$81.9	$83.6	$(1.7)	(2.0%)

	Six Months Ended
	October 29, 2006	October 30, 2005	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$78.4	$93.7	$(15.3)	(16.3%)
Pet Products	90.3	55.3	35.0	63.3%
Corporate (a)	(45.9)	(23.6)	(22.3)	94.5%

Total	$122.8	$125.4	$(2.6)	(2.1%)

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three and six months ended October 29, 2006, Corporate includes all severance-related restructuring costs related to the Company’s transformation plan.

Operating income for the three months ended October 29, 2006 was $81.9 million, a decrease of $1.7 million, or 2.0%, compared to operating income of $83.6 million for the three months ended October 30, 2005. For the six months ended October 29, 2006, operating income was $122.8 million, a decrease of $2.6 million, or 2.1%, compared to operating income of $125.4 million for the six months ended October 30, 2005.

Our Consumer Products reportable segment operating income decreased by $11.1 million, or 17.4%, to $52.6 million for the three months ended October 29, 2006 from $63.7 million for the three months ended October 30, 2005. For the six months ended October 29, 2006, our Consumer Products reportable segment operating income decreased by $15.3 million, or 16.3%, to $78.4 million from $93.7 million for the six months ended October 30, 2005. Higher costs related to raw product and other related costs, particularly in connection with fish and crop-based products, as well as steel and other packaging costs and volume declines, drove the decrease in operating income for the three and six months ended October 29, 2006, partially offset by pricing.

Our Pet Products reportable segment operating income increased by $21.2 million, or 65.2%, to $53.7 million for the three months ended October 29, 2006 from $32.5 million for the three months ended October 30, 2005. This increase was driven primarily by the acquisitions, partially offset by $6.2 million in integration costs. For the six months ended October 29, 2006, our Pet Products reportable segment operating income increased by $35.0 million, or 63.3%, to $90.3 million, from $55.3 million for the six months ended October 30, 2005. This increase was driven primarily by the acquisitions, partially offset by $8.6 million in integration costs.

Our corporate expenses increased by $11.8 million during the three months ended October 29, 2006 compared to the prior year period. This increase resulted primarily from transformation-related expenses of $11.4 million. The $22.3 million increase in our corporate expenses for the six months ended October 29, 2006 compared to October 30, 2005 was primarily due to transformation-related expenses of $20.6 million.

Interest expense. Interest expense for the three and six month periods ended October 29, 2006 was $42.9 million and $73.4 million, respectively, reflecting increases of $20.0 million and $29.3 million compared to interest expense of $22.9 million and $44.1 million for the three and six months ended October 30, 2005. These increases were driven by higher average debt levels as a result of the Meow Mix and Milk-Bone acquisitions, as well as increased interest rates. We expect that our interest expense will continue to be higher in fiscal 2007 than in fiscal 2006 as a result of higher debt levels and higher interest rates.

Provision for Income Taxes. The effective tax rate for the three months ended October 29, 2006 was 39.1%, compared to 37.4% for the three months ended October 30, 2005. The rate for the three months ended October 29, 2006 was higher than the rate for the three months ended October 30, 2005 primarily due to the expiration of the United States Possession tax credit provided in Section 936 of the Internal Revenue Code. The legislation providing for this federal income tax credit expired in fiscal 2006. For the six months ended October 29, 2006, the effective tax rate was 36.5%, a decrease of 1.0% from 37.5% for the six months ended October 30, 2005. The effective tax rate for the six months ended October 29, 2006 was lower than in the corresponding period in fiscal 2006 primarily due to the reversal of a portion of the valuation allowance related to foreign net operating loss carryforwards now expected to be utilized, partially offset by the impact of the expiration of the United States Possession tax credit.

Income (Loss) from Discontinued Operations. The loss from discontinued operations of $0.5 million for the three months ended October 29, 2006 represents changes in estimates related to the Soup and Infant Feeding Businesses. The loss from discontinued operations of $1.7 million for the six months ended October 29, 2006 represents a pre-tax loss of $2.7 million, of which $0.8 million related to reductions in the sales price of the Soup and Infant Feeding Businesses for working capital adjustments and $1.9 million primarily related to changes in estimates related to the Soup and Infant Feeding Businesses. Income from discontinued operations of $6.6 million and $10.0 million for the three and six months ended October 30, 2005, respectively, primarily represents the results of operations of the Soup and Infant Feeding Businesses that were sold in the fourth quarter of fiscal 2006.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, and other general business purposes. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. Additionally, during the first quarter of fiscal 2007, we used additional debt, including debt under our revolving credit facility, and cash to fund acquisitions as described below. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions or future transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

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

Our debt consists of the following, as of the dates indicated:

	October 29, 2006	April 30, 2006
	(in millions)
Short-term borrowings:
Revolver	$288.7	$—
Other	1.6	1.7

	$290.3	$1.7

Long-term debt:
Term A Loan	$404.2	$450.0
Term B Loan	886.7	148.5

Total Term Loans	1,290.9	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,990.9	1,301.1
Less current portion	24.3	58.6

	$1,966.6	$1,242.5

We borrowed $231.7 million from the Revolver during the three months ended October 29, 2006. A total of $182.9 million was repaid during the three months ended October 29, 2006. During the six months ended October 29, 2006, we borrowed

$569.1 million from the Revolver and repaid $280.4 million. As of October 29, 2006, the net availability under the Revolver, reflecting $47.8 million of outstanding letters of credit, was $113.5 million. The blended interest rate on the Revolver was approximately 7.02% on October 29, 2006.

We are scheduled to repay $9.6 million of our long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict Del Monte Corporation’s ability, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of October 29, 2006, we believe that we are in compliance with all such financial covenants.

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

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at October 29, 2006:

	Payments due by period (In millions)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term Debt	$1,990.9	$24.3	$79.2	$964.6	$922.8
Capital Lease Obligations	—	—	—	—	—
Operating Leases	256.8	46.4	80.9	53.1	76.4
Purchase Obligations (1)	1,145.2	380.0	475.6	247.5	42.1
Other Long-term Liabilities Reflected on the Balance Sheet	329.6	—	58.3	46.0	225.3

Total Contractual Obligations	$3,722.5	$450.7	$694.0	$1,311.2	$1,266.6

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at October 29, 2006, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of October 29, 2006. Aggregate future payments for our grower commitments are estimated based on October 29, 2006 pricing and fiscal 2006 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2006 levels, and that bonuses to be paid in each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2006, the most recent period for which bonuses were paid. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

Cash Flows

During the six months ended October 29, 2006, our cash and cash equivalents decreased by $437.9 million.

	Six Months Ended
	October 29, 2006	October 30, 2005
	(In millions)
Net Cash Used in Operating Activities	$(107.9)	$(40.2)
Net Cash Provided by (Used in) Investing Activities	(1,292.3)	1.2
Net Cash Provided by (Used in) Financing Activities	962.4	(86.1)

Operating Activities. Cash used in operating activities for the six months ended October 29, 2006 was $107.9 million, compared to $40.2 million for the six months ended October 30, 2005. This $67.7 million fluctuation was primarily driven by the timing of inventory build and the payment of fiscal 2006 employee bonuses of $17.9 million in the first six months of fiscal 2007; there were no such bonus payments in the first six months of fiscal 2006. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended October 29, 2006 was $1,292.3 million compared to cash provided by investing activities of $1.2 million for the six months ended October 30, 2005. We used $1,310.3 million for the acquisitions as described in “Executive Overview” above. Capital spending during the first six months of fiscal 2007 was $9.2 million higher than during the first six months of fiscal 2006 driven by increased overall spending associated with the execution of our transformation plan and other capital projects.

Financing Activities. Cash provided by financing activities for the six months ended October 29, 2006 was $962.4 million compared to cash used in financing activities of $86.1 million for the six months ended October 30, 2005. During the first six months of fiscal 2007, we borrowed a net of $288.6 million in short-term borrowings as a result of financing the acquisitions and incurring normal seasonal borrowings for operations. In addition, during the six months ended October 29, 2006 and October 30, 2005, we borrowed $745.0 million and $0, respectively in Term B loans and made scheduled repayments of $55.2 million and $0.8 million, respectively, towards our outstanding Term B loan principal. We also paid $16.0 million in dividends during the six months ended October 29, 2006. The $86.1 million use of cash for financing activities for the six months ended October 30, 2005 resulted primarily from the repurchase of approximately 12 million shares of our common stock in connection with an accelerated stock buyback.

Off-Balance Sheet Arrangements

In connection with our accelerated stock buyback (“ASB’), we entered into certain arrangements with Goldman Sachs International (“Goldman Sachs”), including a purchase price adjustment. On October 25, 2006, such arrangements terminated in accordance with their terms. As a result, the aggregate amount required to be paid to Goldman Sachs , which included the amount of the price adjustment for the shares purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between December 22, 2005 and October 25, 2006, was approximately $6.6 million and was paid in cash on October 30, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 for our fiscal year beginning April 28, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. The measurement provisions are effective for fiscal years ending after December 15, 2008. We will adopt the recognition provisions of SFAS 158 as of the April 29, 2007. We intend to adopt the measurement provisions of SFAS 158 as May 3, 2009. We are currently evaluating the impact of the provisions of SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB 108 on our consolidated financial statements.

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

During the six months ended October 29, 2006, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

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

During the three and six months ended October 30, 2005, the Company’s interest rate cash flow hedges resulted in a $0.3 million decrease to other comprehensive income (“OCI”) and a $0.2 million decrease to deferred tax liabilities. The Company’s interest rate cash flow hedges did not have an impact on other expense. On October 30, 2005, the fair values of our interest rate swaps were recorded as current assets of $2.8 million.

The table below presents our market risk associated with debt obligations as of October 29, 2006. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on October 29, 2006.

	Maturity
	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	After Fiscal 2012	Total	Fair Value July 30, 2006
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$—	$450.0	$250.0	$700.0	$716.0
Average Interest Rate	—	—	—	—	—	8.63%	6.75%	7.96%
Variable Rate	$9.6	$29.4	$39.6	$49.8	$494.1	$668.4	$—	$1,290.9	$1,290.9
Average Interest Rate	6.88%	6.86%	6.85%	6.84%	6.87%	6.95%	—	6.91%

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

On October 29, 2006, the fair values of our commodities hedges were recorded as current assets of $2.7 million. On October 30, 2005, the fair values of our commodities hedges were recorded as current assets of $0.2 million and current liabilities of $0.4 million.

Other: During fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of fiscal 2006, we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. We have entered into futures or options contracts to cover a portion of our projected diesel fuel costs each quarter since the period ended October 30, 2005. These contracts generally have a term of less than three months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. During the three months ended October 29, 2006 and October 30, 2005, all such contracts were closed. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2007.

During the fourth quarter of fiscal 2006, we began a hedging program for natural gas. We accounted for these natural gas derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of October 29, 2006, the fair values of our natural gas hedges were recorded as current assets of $0.2 million and current liabilities of $1.3 million.

The table below presents our commodity and natural gas derivative contracts as of October 29, 2006. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on October 29, 2006 are scheduled to mature prior to the end of fiscal 2008.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	96,700	960,000	505,000	360,000	1,560,000
Weighted Average Price	$170.39	$0.25	$2.38	$4.87	$8.77
Contract Amount ($ in Millions)	$16.5	$0.2	$1.2	$1.8	$13.7
Fair Value ($ in Millions)	$2.0	$—	$0.5	$0.2	$(1.1)

The table below presents the changes in the following balance sheet accounts and impact on income statement accounts of our commodities and other hedging activities.

	Three Months Ended		Six Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
	(In millions)
(Increase) decrease in other comprehensive income (a)	$(1.1)	$1.5	$(0.9)	$0.7
(Increase) decrease in deferred tax liabilities	(0.8)	0.9	(0.7)	0.4
Increase (decrease) in cost of products sold	2.0	(0.4)	3.2	(0.5)
Increase (decrease) in other expense	(0.2)	0.5	(0.3)	0.3

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of October 29, 2006, we have excluded the operations relating to the Milk-Bone acquisition. These operations represent approximately 12.6% of our total assets at October 29, 2006 and approximately 5.0% of our total net sales for the three months ended October 29, 2006. We intend to disclose material changes, if any, in internal control over financial reporting with respect to these operations in the first annual assessment of internal control over financial reporting in which we include the operations relating to the Milk-Bone acquisition.

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

Except as set forth below, there have been no material developments in our legal proceedings since the legal proceedings reported in our annual report on Form 10-K for the year ended April 30, 2006:

We were a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. The plaintiff may appeal this judgment and will have 60 days from entry of the final judgment to file a notice of appeal.

We were a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq

(commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. The Attorney General may appeal this judgment and will have 60 days from entry of the final judgment to file a notice of appeal.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises. Counter-claims against us by two third-parties in the amount of $1.4 million remained after the settlement with PPI Enterprises. The court granted our motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. We settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. On September 27, 2006, the appeals court heard argument in connection with the remaining appeal and on November 20, 2006 denied that appeal.

As previously disclosed in our quarterly report on Form 10-Q for the period ended July 30, 2006:

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

Our Annual Meeting of Stockholders was held on September 21, 2006 in San Francisco, California. Two matters were submitted to a vote of stockholders: (i) the election of three Class III directors to hold office for a three-year term; and (ii) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditors for its fiscal year ending April 29, 2007.

At the Annual Meeting, the following individuals were elected to the Board of Directors for a three-year term upon the following vote:

	Votes For	Votes Withheld
Samuel H. Armacost	175,366,289	7,805,256
Terence D. Martin	177,618,269	5,553,276
Richard G. Wolford	180,522,334	2,649,211

179,965,336 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending April 29, 2007. 3,091,191 votes were cast against ratification and 115,018 votes abstained.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
10.1	Annual Salary Adjustment for Named Officers as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on September 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 27, 2006 (the “September 2006 Form 8-K”))**

10.2	Del Monte Corporation Annual Incentive Plan Fiscal 2007 Targeted Percentage and Weighting of Objectives for Named Executive Officers as Approved by the Compensation Committee (incorporated by reference to Exhibit 10.2 to the September 2006 Form 8-K)**

*10.3	Form of Del Monte Foods Company Performance Accelerated Restricted Stock Agreement **

*10.4	Form of Del Monte Foods Company Performance Shares Agreement **

*10.5	Form of Del Monte Foods Company Restricted Stock Unit Agreement for Non-Employee Directors**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

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

Dated December 6, 2006