Form 10-Q
period 2007-01-28
DEL MONTE FOODS CO
filed 2007-03-07
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2007, there were 201,905,898 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 28, 2007	April 30, 2006
	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$20.9	$459.9
Restricted cash	—	43.3
Trade accounts receivable, net of allowance	251.5	237.8
Inventories	1,006.2	764.2
Prepaid expenses and other current assets	103.5	111.9

TOTAL CURRENT ASSETS	1,382.1	1,617.1

Property, plant and equipment, net	700.5	641.4
Goodwill	1,390.9	758.7
Intangible assets, net	1,203.6	572.5
Other assets, net	39.8	33.2

TOTAL ASSETS	$4,716.9	$3,622.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$501.6	$450.9
Short-term borrowings	187.9	1.7
Current portion of long-term debt	26.8	58.6

TOTAL CURRENT LIABILITIES	716.3	511.2

Long-term debt	1,959.3	1,242.5
Deferred tax liabilities	325.8	228.1
Other non-current liabilities	332.3	327.1

TOTAL LIABILITIES	3,333.7	2,308.9

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 213,819,798 issued and 201,822,726 outstanding at January 28, 2007 and 212,114,276 issued and 200,117,204 outstanding at April 30, 2006)	$2.1	$2.1
Additional paid-in capital	1,013.1	989.5
Treasury stock, at cost	(133.1)	(126.5)
Accumulated other comprehensive loss	(7.4)	(7.9)
Retained earnings	508.5	456.8

TOTAL STOCKHOLDERS’ EQUITY	1,383.2	1,314.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,716.9	$3,622.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
	(Unaudited)
Net sales	$907.2	$789.6	$2,474.8	$2,199.4
Cost of products sold	654.0	571.3	1,812.7	1,618.6

Gross profit	253.2	218.3	662.1	580.8
Selling, general and administrative expense	142.7	125.8	428.8	362.9

Operating income	110.5	92.5	233.3	217.9
Interest expense	42.2	22.7	115.6	66.8
Other (income) expense	(0.6)	(0.1)	(0.2)	1.0

Income from continuing operations before income taxes	68.9	69.9	117.9	150.1
Provision for income taxes	23.8	24.7	41.7	54.8

Income from continuing operations	45.1	45.2	76.2	95.3

Income (loss) from discontinued operations before income taxes	2.2	11.3	(0.5)	27.1
Provision (benefit) for income taxes	0.8	4.6	(0.2)	10.4

Income (loss) from discontinued operations	1.4	6.7	(0.3)	16.7

Net income	$46.5	$51.9	$75.9	$112.0

Earnings per common share
Basic:
Continuing Operations	$0.22	$0.22	$0.38	$0.47
Discontinued Operations	0.01	0.04	—	0.08

Total	$0.23	$0.26	$0.38	$0.55

Diluted:
Continuing Operations	$0.22	$0.22	$0.37	$0.47
Discontinued Operations	0.01	0.04	—	0.07

Total	$0.23	$0.26	$0.37	$0.54

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 28, 2007	January 29, 2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$75.9	$112.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.9	70.9
Deferred taxes	17.5	28.4
Gain on asset disposals	(0.9)	—
Stock compensation expense	10.6	6.7
Tax benefit from stock options exercised	—	1.6
Other non-cash items, net	2.6	(2.5)
Changes in operating assets and liabilities	(160.4)	(130.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20.2	86.5

INVESTING ACTIVITIES:
Capital expenditures	(51.3)	(39.2)
Net proceeds from disposal of assets	16.7	26.1
Net cash used in business acquisitions	(1,310.7)	—
Decrease in restricted cash	43.3	—

NET CASH USED IN INVESTING ACTIVITIES	(1,302.0)	(13.1)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	739.9	171.2
Payments on short-term borrowings	(553.7)	(170.4)
Proceeds from long-term debt	745.0	—
Principal payments on long-term debt	(60.0)	(1.1)
Payments of debt-related costs	(10.0)	—
Dividends paid	(24.1)	—
Issuance of common stock	12.2	2.8
Purchase of treasury stock	(6.6)	(126.5)
Excess tax benefits from stock-based compensation	0.6	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	843.3	(124.0)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(439.0)	(51.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	459.9	145.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.9	$94.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 28, 2007

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 28, 2007 and January 29, 2006 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 28, 2007 and January 29, 2006 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 28, 2007 and for the three and nine months ended January 28, 2007 and January 29, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 28, 2007 are not necessarily indicative of the results expected for the year ending April 29, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 30, 2006 (“2006 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation, including the classification of certain assets, liabilities and results of operations as discontinued operations.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

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

The fair value for stock options granted subsequent to April 28, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the nine months ended January 28, 2007 and January 29, 2006:

	Nine Months Ended
	January 28, 2007	January 29, 2006
Dividend yield	1.4%	0.9%
Expected volatility	30.7%	29.6%
Risk-free interest rate	4.7%	4.2%
Expected life (in years)	7.0	7.0

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended	Nine Months Ended
	January 29, 2006	January 29, 2006
Net income, as reported	$51.9	$112.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.7	4.3
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	2.0	5.3

Pro forma net income	$51.6	$111.0

Earnings per share:
Basic - as reported	$0.26	$0.55
Basic - pro forma	$0.26	$0.55
Diluted - as reported	$0.26	$0.54
Diluted - pro forma	$0.26	$0.54

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 30, 2006	14,927,270	$9.16	8,046,461	$8.67
Granted	2,706,500	10.57
Forfeited	(561,774)	10.23
Exercised	(1,671,776)	7.31

Balance at January 28, 2007	15,400,220	$9.57	8,664,082	$9.19

As of January 28, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $24.3 and $17.7, respectively.

At January 28, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.22 - 8.78	6,038,570	5.81	$7.93	4,833,657	$7.89
$8.81 - 10.59	7,725,847	8.05	10.27	2,750,022	10.04
$10.63 - 15.85	1,635,803	4.52	12.34	1,080,403	12.82

$5.22 - 15.85	15,400,220	6.80	$9.57	8,664,082	$9.19

Other stock-based compensation activity and related information during the period indicated was as follows:

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 30, 2006	658,779	198,570	—	961,025
Granted	327,500	96,320	54,033	544,600
Forfeited	(65,998)	(1,359)	—	(142,265)
Issued as common stock	(23,529)	(13,805)	—	—

Balance at January 28, 2007	896,752	279,726	54,033	1,363,360

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS 157 for its fiscal year beginning April 28, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. The measurement provisions are effective for fiscal years ending after December 15, 2008. The Company will adopt the recognition provisions of SFAS 158 as of April 29, 2007. The Company intends to adopt the measurement provisions of SFAS 158 as of May 3, 2009. The Company does not expect the adoption of the recognition provisions on April 29, 2007 to have a significant impact on its consolidated balance sheet, and is currently evaluating the impact of the measurement provisions of SFAS 158 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. The Company will adopt the provisions of SAB 108 as of April 29, 2007. The Company currently believes that the adoption of

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

SAB 108 will have no impact on its consolidated financial statements, although the Company will continue evaluating SAB 108 until its adoption on April 29, 2007.

Note 4. Discontinued Operations

On April 24, 2006, pursuant to an Asset Purchase Agreement dated March 1, 2006 between, Del Monte Corporation (“DMC”), a direct wholly-owned subsidiary of Del Monte Foods Company (“DMFC”), and TreeHouse Foods, Inc. (“TreeHouse”), DMC sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to the Company’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse also assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of Del Monte’s manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at the Mendota, IL facility. Upon closing of the divestiture, approximately 790 of Del Monte’s plant employees and approximately 120 additional Del Monte employees joined TreeHouse. In the fourth quarter of fiscal 2006, the Company recognized a gain on the sale. Due to revisions of estimates during the nine months ended January 28, 2007, the Company recognized additional pre-tax net costs of $0.5 related to the Soup and Infant Feeding Businesses. During a transition period, not to exceed twelve months after the closing date, the Company is providing transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results and assets and liabilities related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

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

Net sales from discontinued operations were $1.2 and $1.1 during the three and nine months ended January 28, 2007, respectively. Net sales from discontinued operations for the three and nine months ended January 28, 2007 are primarily related to minor activities and changes in estimates as the Company performs the final wind-down of items related to the Soup and Infant Feeding Businesses. Net sales from discontinued operations were $88.9 and $244.6 for the three and nine months ended January 29, 2006, respectively.

Note 5. Acquisitions

On May 19, 2006, DMC completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.8 as of January 28, 2007 and consisted of an initial $705.6 cash payment, an additional $3.2 cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $13.0. This acquisition cost includes severance-related and relocation costs of $4.4, of which $0.1 and $4.3 were paid during the three and nine months ended January 28, 2007, respectively. Accordingly, as of January 28, 2007, the Company had $0.1 of accrued severance-related and relocation costs related to the acquisition. The financial results of Meow Mix are reported within the Pet Products reportable segment.

Effective July 2, 2006, DMC completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was $593.0 as of January 28, 2007, and consisted of an initial $580.2 cash payment, an additional $2.3 cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.5. This acquisition cost includes severance-related and relocation costs of $0.2 of which $0 and $0.1 were paid during the three and nine months ended January 28, 2007, respectively. Accordingly, as of January 28,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

2007, the Company had $0.1 of accrued severance-related and relocation costs related to the acquisition. The financial results of Milk-Bone are reported within the Pet Products reportable segment.

The acquisitions are being accounted for under the purchase method of accounting. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the respective dates of acquisition. The Company utilized independent valuation firms to assist in estimating the fair value of the acquired businesses’ real estate, machinery and equipment and identifiable intangible assets. The Company’s allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows as of January 28, 2007:

	Meow Mix	Milk-Bone
Cash and cash equivalents	$3.6	$—
Trade accounts receivable, net	18.9	—
Inventories	25.9	18.0
Prepaid expenses and other current assets	10.9	8.8
Property, plant and equipment, net	34.9	37.3
Goodwill	421.5	213.5
Intangible assets, net	307.0	330.0
Other assets, net	0.2	—

Total assets acquired	822.9	607.6

Accounts payable and accrued expenses	30.2	9.7
Deferred tax liabilities	67.6	—
Other non-current liabilities	3.3	4.9

Total liabilities assumed	101.1	14.6

Net assets acquired	$721.8	$593.0

Further changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company receives further information during the remainder of fiscal 2007.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended	Nine Months Ended
	January 29, 2006	January 28, 2007	January 29, 2006
Net sales	$908.7	$2,513.4	$2,514.5
Income from continuing operations	57.4	76.8	120.1
Net income	64.1	76.5	136.8

Earnings per common share
Basic:	$0.32	$0.38	$0.68
Diluted:	$0.32	$0.38	$0.67

Note 6. Inventories

The Company’s inventories consist of the following:

	January 28, 2007	April 30, 2006
Inventories:
Finished products	$855.9	$570.7
Raw materials and in-process material	57.3	52.9
Packaging material and other	89.8	119.8
LIFO Reserve	3.2	20.8

TOTAL INVENTORIES	$1,006.2	$764.2

Note 7. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	January 28, 2007	April 30, 2006
Goodwill	$1,390.9	$758.7

Non-amortizable intangible assets:
Trademarks	1,071.2	525.2
Other	3.0	3.0

Total non-amortizable intangible assets	1,074.2	528.2

Amortizable intangible assets:
Trademarks	71.2	69.2
Customer relationships	89.0	—
Other	11.4	11.4

	171.6	80.6
Accumulated amortization	(42.2)	(36.3)

Amortizable intangible assets, net	129.4	44.3

Intangible assets, net	$1,203.6	$572.5

During the nine months ended January 28, 2007, the Company’s goodwill and intangible assets increased by $1,272.0 due to the acquisitions (see Note 5) which was offset by a decrease of $2.8 due to other changes. Further changes to goodwill and intangible assets may be recorded as the purchase price allocations for the acquisitions are finalized during the remainder of fiscal 2007.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

As of January 28, 2007, the Company’s goodwill was comprised of $200.1 related to the Consumer Products reportable segment and $1,190.8 related to the Pet Products reportable segment. As of April 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment.

Amortization expense for the three and nine months ended January 28, 2007 was $2.1 and $5.9, respectively, and $0.9 and $2.7 for the three and nine months ended January 29, 2006, respectively. The Company expects to recognize $2.1 of amortization expense during the remainder of fiscal 2007. The following table presents expected amortization of intangible assets as of January 28, 2007, for each of the five succeeding fiscal years:

2008	$7.9
2009	7.8
2010	7.6
2011	7.4
2012	5.8

Note 8. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties that were classified as assets held for sale. Assets held for sale totaled $3.2 and $10.0 as of January 28, 2007 and April 30, 2006, respectively. During the three and nine months ended January 28, 2007, the Company sold $6.8 and $10.6 of assets held for sale, respectively, and recognized gains of $0.7 and $1.1 on the sales in those periods, respectively. During the nine months ended January 29, 2006, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale.

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Basic earnings per common share:
Numerator:
Net income from continuing operations	$45.1	$45.2	$76.2	$95.3

Denominator:
Weighted average shares	201,861,749	199,719,243	201,161,445	202,345,229

Basic earnings per common share	$0.22	$0.22	$0.38	$0.47

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$45.1	$45.2	$76.2	$95.3

Denominator:
Weighted average shares	201,861,749	199,719,243	201,161,445	202,345,229
Effect of dilutive securities	2,516,125	2,198,268	2,303,358	2,214,901

Weighted average shares and equivalents	204,377,874	201,917,511	203,464,803	204,560,130

Diluted earnings per common share	$0.22	$0.22	$0.37	$0.47

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

Options outstanding in the aggregate amounts of 6,560,422 and 7,749,671 were not included in the computation of diluted earnings per share for the three and nine months ended January 28, 2007, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 8,397,714 and 8,613,733 were not included in the computation of diluted earnings per share for the three and nine months ended January 29, 2006, respectively, because their inclusion would be antidilutive.

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

The Company’s debt consists of the following, as of the dates indicated:

	January 28, 2007	April 30, 2006
Short-term borrowings:
Revolver	$186.3	$—
Other	1.6	1.7

	$187.9	$1.7

Long-term debt:
Term A Loan	$401.6	$450.0
Term B Loan	884.5	148.5

Total Term Loans	1,286.1	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,986.1	1,301.1
Less current portion	26.8	58.6

	$1,959.3	$1,242.5

The Company borrowed $169.3 from the Revolver during the three months ended January 28, 2007. A total of $271.7 was repaid during the three months ended January 28, 2007. During the nine months ended January 28, 2007, the Company borrowed $738.4 from the Revolver and repaid $552.1. As of January 28, 2007, the net availability under the Revolver, reflecting $47.8 of outstanding letters of credit, was $215.9. The blended interest rate on the Revolver was approximately 7.24% on January 28, 2007.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

The Company is scheduled to repay $4.8 of its long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Agreements relating to the Company’s long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of DMC and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to DMFC. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of January 28, 2007, the Company believes that it is in compliance with all such financial covenants.

Note 11. Employee Severance Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan is intended to further the Company’s progress against its strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the acquisitions of Meow Mix and Milk-Bone.

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

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 30, 2006	$—
Termination and severance costs incurred	7.4
Amounts utilized	(0.8)

Accrued termination and severance costs - July 30, 2006	6.6

Amounts utilized	(2.0)
Other	(0.1)

Accrued termination and severance costs - October 29, 2006	4.5

Amounts utilized	(2.7)

Accrued termination and severance costs - January 28, 2007	$1.8

On December 20, 2002, the Company acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “Merger”). During the fiscal years ended May 1, 2005 and May 2, 2004, the Company communicated to affected employees that their employment would be terminated as part of the Merger-related integration of certain business functions. Termination benefits and severance costs were expensed as part of selling, general and administrative expense. As of April 30, 2006, the Company had $0.5 of accrued Merger-related termination and severance costs. None of these costs were paid during the three months ended January 28, 2007. During the nine months ended January 28, 2007, $0.3 of these

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

costs were paid. During the three months ended January 28, 2007, the Company reversed the remaining $0.2 of accrued termination and severance costs related to the Merger.

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Net income	$46.5	$51.9	$75.9	$112.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.8)	0.1	(0.8)	(1.9)
Income (loss) on cash flow hedging instruments, net of tax	0.4	—	1.3	(1.0)

Total other comprehensive income (loss)	(0.4)	0.1	0.5	(2.9)

Comprehensive income	$46.1	$52.0	$76.4	$109.1

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The components of net periodic benefit cost of such plans for the three and nine months ended January 28, 2007 and January 29, 2006, respectively, are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.8	$3.1	$0.4	$0.5	$8.5	$9.2	$1.2	$1.6
Interest cost on projected benefit obligation	6.1	5.0	1.6	1.3	18.4	15.0	4.8	4.2
Expected return on plan assets	(6.3)	(5.2)	—	—	(19.0)	(15.7)	—	—
Amortization of prior service cost	0.3	0.3	(2.1)	(2.1)	0.8	0.8	(6.3)	(5.9)
Actuarial loss	0.1	0.1	—	—	0.5	0.1	—	—

Total benefit cost (reduction of benefit cost)	$3.0	$3.3	$(0.1)	$(0.3)	$9.2	$9.4	$(0.3)	$(0.1)

The Company made cash contributions of $15.0 to the defined benefit pension plans during the second quarter of fiscal 2007. The Company expects to make an additional cash contribution of approximately $1.9 to the defined benefits plans during the fourth quarter of fiscal 2007.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to the Company’s defined benefit pension plans and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. The Company currently expects to make a minimum contribution of approximately $16 in fiscal 2008. As a result of the Act, the Company is evaluating whether or not it will make an additional contribution in fiscal 2008 in excess of the minimum, which excess amount the Company believes could approximate $30 to $50. If the Company does not make an additional contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted. The Company continues to analyze the full impact of this law on the Company’s financial position, results of operations and cash flows. Refer to Note 11 of the 2006 Annual Report for a description of the Company’s defined benefit pension plans.

Note 14. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the Company’s 2006 Annual Report:

The Company filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. The Company alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. Pacer filed a Demand for Arbitration with AAA on March 8, 2006, as amended on April 4, 2006, in which Pacer asserted claims against

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

the Company for breach of the Pacer Agreement. The Company has denied Pacer’s claims. The arbitration hearing occurred in December 2006 during which Pacer sought declaration of its ability to terminate the Pacer Agreement, damages of $21.0 and attorney fees, expert fees and interest. Final arguments were held on February 9, 2007 and the arbitrator is expected to issue a decision on or before March 31, 2007. The Company believes it has accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, the Company began using a different transportation services provider beginning on May 1, 2006.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. Public Media Center filed a Notice of Appeal on January 26, 2007.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. The Attorney General filed a Notice of Appeal on January 18, 2007.

The Company was a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about the Company’s value and the Company’s prospects for sale. The plaintiff also alleged that it relied on the Company’s alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent the Company’s alleged conduct. The complaint sought compensatory damages of at least $22.0, plus punitive damages. On December 9, 2004, the Company agreed to a settlement with PPI Enterprises. Counter-claims against the Company by two third-parties in the amount of $1.4 remained after the settlement with PPI Enterprises. The court granted the Company’s motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. The Company settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. On September 27, 2006, the appeals court heard argument in connection with the remaining appeal and on November 20, 2006 denied that appeal and upheld the trial court’s decision granting summary judgment in favor of the Company.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

For the three and nine months ended January 28, 2007

(In millions, except share and per share data)

(Unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Net Sales:
Consumer Products	$551.0	$562.3	$1,538.1	$1,568.9
Pet Products	356.2	227.3	936.7	630.5

Total Company	$907.2	$789.6	$2,474.8	$2,199.4

Operating Income:
Consumer Products	$52.4	$59.6	$130.8	$153.3
Pet Products	77.2	45.4	167.5	100.7
Corporate (a)	(19.1)	(12.5)	(65.0)	(36.1)

Total Company	$110.5	$92.5	$233.3	$217.9

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three and nine months ended January 28, 2007, Corporate includes $5.2 and $25.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

Note 16. Fiscal 2006 Share Repurchase

In connection with its accelerated stock buyback (“ASB”), the Company entered into certain arrangements with Goldman Sachs International (“Goldman Sachs”), including a purchase price adjustment. On October 25, 2006, such arrangements terminated in accordance with their terms. As a result, the aggregate amount required to be paid to Goldman Sachs, which included the amount of the price adjustment for the shares purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between December 22, 2005 and October 25, 2006, was approximately $6.6 and was paid in cash on October 30, 2006.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 28, 2007	January 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$907.2	$789.6	$117.6	14.9%	12.0%	2.9%
Cost of Products Sold	654.0	571.3	82.7	14.5%	10.0%	4.5%

Gross Profit	253.2	218.3	34.9	16.0%
Selling, General and Administrative Expense	142.7	125.8	16.9	13.4%

Operating Income	$110.5	$92.5	$18.0	19.5%

Gross Margin	27.9%	27.6%

Selling, General and Administrative Expense as a % of net sales	15.7%	15.9%

Operating Income Margin	12.2%	11.7%

	Nine Months Ended
	January 28, 2007	January 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$2,474.8	$2,199.4	$275.4	12.5%	10.3%	2.2%
Cost of Products Sold	1,812.7	1,618.6	194.1	12.0%	7.7%	4.3%

Gross Profit	662.1	580.8	81.3	14.0%
Selling, General and Administrative Expense	428.8	362.9	65.9	18.2%

Operating Income	$233.3	$217.9	$15.4	7.1%

Gross Margin	26.8%	26.4%

Selling, General and Administrative Expense as a % of net sales	17.3%	16.5%

Operating Income Margin	9.4%	9.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $907.2 million, which represent growth of 14.9% over the third quarter of fiscal 2006. The Meow Mix and Milk-Bone acquisitions, which were completed during the first quarter and are discussed further below, drove growth of 15.7%. In addition, volume growth from new products contributed 3.7% to sales growth. Pricing, net of associated volume loss or “elasticity,” was flat. Reduced fruit volume from historically lower margin products and lower merchandising, both due to limited fruit supply, negatively impacted net sales. In addition, volume loss associated with sales declines in fruit products due to the second quarter 2007 customer purchases in advance of price increases, competitive factors affecting certain of our existing products, and other factors as discussed in “Results of Operations—Net Sales” below also negatively impacted net sales. Overall, reduced volume negatively impacted net sales by 4.5%.

Unusual weather conditions in California affecting the 2006 summer growing cycle resulted in reduced yields, and accordingly, increased raw product and other related costs for peaches and tomatoes. During the third quarter of fiscal 2007, pricing actions, combined with our cost saving efforts, fully offset inflationary and other cost increases. For the remainder of fiscal 2007, we expect that raw product and other related costs, particularly in connection with our crop-based products, as well as tinplate and other packaging costs and transportation-related costs, will continue to be higher than the prior year.

Our third quarter operating income was $110.5 million, which represented an increase of $18.0 million or 19.5% compared to the third quarter of fiscal 2006. Operating margin increased by 50 basis points to 12.2% for the third quarter of fiscal 2007. The increase in both operating income and operating margin was driven by the acquisitions, partially offset by decreased operating income in the StarKist Seafood operating segment due to higher fish, can and energy costs and lower volume from higher pricing and lower levels of merchandising. In addition, we incurred $6.9 million in expenses during the third quarter of fiscal 2007 related to the transformation plan described below and $2.3 million of integration expense associated with the acquisition of Meow Mix and Milk-Bone, as compared to no integration or transformation expense for the three months ended January 29, 2006. We expect to see continued softness in the tuna category in the fourth quarter of fiscal 2007.

We incurred $42.2 million in interest expense in the third quarter of fiscal 2007 as compared to $22.7 million in the third quarter of fiscal 2006, driven by higher average debt levels as well as higher interest rates. We expect that our interest expense for the remainder of fiscal 2007 will continue to be higher than in fiscal 2006 as a result of the higher debt levels related to the Meow Mix and Milk-Bone acquisitions and higher interest rates.

Acquisitions

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.8 million as of January 28, 2007 and consisted of an initial $705.6 million cash payment, an additional $3.2 million cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $13.0 million. This acquisition cost includes severance-related and relocation costs of $4.4 million, of which $0.1 million and $4.3 million were paid during the three and nine months ended January 28, 2007, respectively. Accordingly, as of January 28, 2007, we had $0.1 million of accrued severance-related and relocation costs related to the acquisition. We funded the Meow Mix acquisition with proceeds from the divestiture of the Soup and Infant Feeding Businesses, as well as with cash from operations and additional debt. The financial results of Meow Mix are reported within our Pet Products reportable segment.

Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was $593.0 million as of January 28, 2007 and consisted of a $580.2 million cash payment, an additional $2.3 million cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.5 million. This acquisition cost includes severance-related and relocation costs of $0.2 million, of which $0 and $0.1 million were paid during the three and nine months ended January 28, 2007. Accordingly, as of January 28, 2007, we had $0.1 million of accrued severance-related and relocation costs related to the acquisition. We funded the Milk-Bone acquisition with additional debt. The financial results of Milk-Bone are reported within our Pet Products reportable segment.

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

Transformation Plan

On June 22, 2006, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the recent pet acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

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

We expect to incur total pre-tax costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $60 million in anticipated capital expenditures and $10 million of non-cash expenses. As of January 28, 2007, we have incurred approximately $38.9 million of these expected pre-tax costs, including approximately $11.4 million of capital expenditures and $6.8 million of non-cash expenses. We have begun to generate savings in fiscal 2007, and expect to capture approximately $40 million of pre-tax savings in fiscal 2008 and approximately $50 million in fiscal 2009.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to eighteen months from the product shipment date. Our evaluations during the three months ended January 28, 2007 and January 29, 2006 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $6.0 million and $3.5 million, respectively, which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $6.1 million and $3.2 million for the nine months ended January 28, 2007 and January 29, 2006 respectively, which related to prior year activity.

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

During the three and nine months ended January 28, 2007, we recognized DB plans benefits expense of $3.0 million and $9.2 million, respectively, and a reduction of other benefits expense of $0.1 million and $0.3 million, respectively. Our remaining fiscal 2007 DB plans benefits expense is currently estimated to be approximately $3.1 million. We expect to recognize no additional reduction to other benefits expense in fiscal 2007. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We engaged third-party valuation experts to assist in the valuation of identifiable intangible assets, consisting of brands and customer relationships, acquired in connection with the Meow Mix and Milk-Bone acquisitions discussed above.

Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount factors and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and nine months ended January 28, 2007 and January 29, 2006. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and nine months ended January 28, 2007 and January 29, 2006 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 28, 2007, compared to the results for the three and nine months ended January 29, 2006.

Net sales.

	Three Months Ended
	January 28, 2007	January 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$551.0	$562.3	$(11.3)	(2.0)%	(4.9)%	2.9%
Pet Products	356.2	227.3	128.9	56.7%	53.7%	3.0%

Total	$907.2	$789.6	$117.6	14.9%

	Nine Months Ended
	January 28, 2007	January 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$1,538.1	$1,568.9	$(30.8)	(2.0)%	(4.4)%	2.4%
Pet Products	936.7	630.5	306.2	48.6%	46.7%	1.9%

Total	$2,474.8	$2,199.4	$275.4	12.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended January 28, 2007 were $907.2 million, an increase of $117.6 million, or 14.9%, compared to $789.6 million for the three months ended January 29, 2006. Net sales for the nine months ended January 28, 2007 were $2,474.8 million, an increase of $275.4 million, or 12.5%, compared to $2,199.4 million for the nine months ended January 29, 2006.

Net sales in our Consumer Products reportable segment were $551.0 million for the three months ended January 28, 2007, a decrease of $11.3 million or 2.0% compared to the three months ended January 29, 2006. Volume declines, primarily related to lower volumes in both our Del Monte Brands and StarKist Seafood operating segments were partially offset by increased pricing and increased volume in new products. The Del Monte Brands operating segment had sales of $428.0 million for the quarter, a decrease of $7.7 million, or 1.8%, compared to the same period a year ago. The effect of decreased volume, primarily due to second quarter customer purchases of fruit products in advance of price increases and the sale of our S&W Bean business in the first quarter, was partially offset by price increases and increased volume in new products. Reduced fruit volume from historically lower margin products and lower merchandising, both due to limited fruit supply, also contributed to the decline. The StarKist Seafood operating segment had sales of $123.0 million for the quarter, a decrease of $3.6 million, or 2.8%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to sales volume decreases of chunk light products as we believe consumers reacted to higher prices. In addition, we experienced market share erosion in chunk light products. Pouch product sales also declined, reflecting overall category softness and less display activity at a major customer. This decrease was partially offset by increases due to pricing.

Net sales in our Consumer Products reportable segment were $1,538.1 million for the nine months ended January 28, 2007, a decrease of $30.8 million or 2.0% compared to the nine months ended January 29, 2006. Volume declines, primarily related to lower volumes in both our Del Monte Brands and StarKist Seafood operating segments were partially offset by increased pricing and increased volume in new products. The Del Monte Brands operating segment had sales of $1,147.8 million for the nine-month period, a decrease of $13.9 million, or 1.2%, compared to the same period a year ago. The effect of decreased volume, primarily due to the sale of our S&W Bean business, was partially offset by price increases and increased volume in new products. The StarKist Seafood operating segment had sales of $390.3 million for the nine-month period, a decrease of

$16.9 million, or 4.2%, compared to the same period a year ago. Net sales for the StarKist Seafood operating segment decreased due to sales volume decreases of chunk light products as we believe consumers reacted to higher prices. In addition, we experienced market share erosion in chunk light products. Pouch product sales also declined, reflecting overall category softness and less display activity at a major customer. This decrease was partially offset by increases due to pricing.

Net sales in our Pet Products reportable segment were $356.2 million for the three months ended January 28, 2007, an increase of $128.9 million or 56.7% compared to $227.3 million for the three months ended January 29, 2006. The increase was primarily driven by $124.1 million in sales from the acquisitions. New products in dry dog food and pet snacks, as well as a shift in promotional timing from fourth quarter fiscal 2007 to third quarter fiscal 2007 and pricing, also benefited net sales. These increases were partially offset by volume loss related to price elasticity and lower pet food volume in certain existing products, driven primarily by competitive merchandising related to the May 2006 price increases impacting dry dog food.

For the nine months ended January 28, 2007, net sales in our Pet Products reportable segment were $936.7 million, an increase of $306.2 million or 48.6% compared to $630.5 million for the nine months ended January 29, 2006. The increase was primarily driven by $299.2 million in sales from the acquisitions. New products in dry dog food and pet snacks, as well as pricing, also benefited net sales. These increases were partially offset by volume loss related to price elasticity and lower pet food volume in certain existing products, driven primarily by competitive merchandising related to the May 2006 price increases impacting dry dog food.

Cost of products sold. Cost of products sold for the three months ended January 28, 2007 was $654.0 million, an increase of $82.7 million, or 14.5%, compared to $571.3 million for the three months ended January 29, 2006. The cost of products sold for the nine months ended January 28, 2007 was $1,812.7 million, an increase of $194.1 million, or 12.0%, compared to $1,618.6 million for the nine months ended January 29, 2006. These increases were due to increased sales volumes resulting from the acquisitions and new products, as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in connection with fish and crop-based products, as well as higher tinplate and other packaging costs and higher transportation-related costs.

Gross margin. Our gross margin percentage for the three months ended January 28, 2007 increased 0.3 points to 27.9%, compared to 27.6% for the three months ended January 29, 2006. Consistent with our acquisition objective of raising our overall gross margin, the acquisitions benefited gross margin by 1.8 points. In addition, net pricing benefited gross margin by 2.1 margin points. These benefits were almost entirely offset by a 3.1 margin point reduction related to the higher costs noted above and a 0.5 margin point reduction due to product mix.

For the nine months ended January 28, 2007, our gross margin percentage increased by 0.4 points to 26.8%, compared to 26.4% for the nine months ended January 29, 2006. Acquisitions benefited gross margin by 2.0 points and net pricing benefited gross margin by 1.6 margin points. These benefits were almost entirely offset by a 3.1 margin point reduction related to the higher costs noted above and a 0.1 margin point reduction due to product mix.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 28, 2007 was $142.7 million, an increase of $16.9 million, or 13.4%, compared to SG&A of $125.8 million for the three months ended January 29, 2006. This increase was primarily driven by incremental SG&A costs associated with the acquired businesses, including marketing expenses in the Pet Products reportable segment as a result of the acquisitions. In addition, transformation-related expenses of $5.2 million, promotions for our legacy brands, particularly our 9Lives and Kibbles n’ Bits brands, and $2.1 million of integration costs also contributed to the increase in SG&A. For the nine months ended January 28, 2007, SG&A expense was $428.8 million, an increase of $65.9 million, or 18.2%, compared to SG&A of $362.9 million for the nine months ended January 29, 2006. This increase was primarily driven by incremental SG&A costs associated with the acquired businesses, including marketing expenses in the Pet Products reportable segment as a result of the acquisitions, and by transformation-related expenses of $25.2 million. In addition, $9.9 million of integration costs and promotions for our legacy brands, particularly our 9Lives and Kibbles n’ Bits brands, contributed to the increase in SG&A, partially offset by the gain of $9.5 million on the sale of a perpetual license for S&W branded dry soaked beans and related products, as well as the sale of the rights to the S&W trademark in Australia and New Zealand.

Operating income.

	Three Months Ended
	January 28, 2007	January 29, 2006	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$52.4	$59.6	$(7.2)	(12.1)%
Pet Products	77.2	45.4	31.8	70.0%
Corporate (a)	(19.1)	(12.5)	(6.6)	52.8%

Total	$110.5	$92.5	$18.0	19.5%

	Nine Months Ended
	January 28, 2007	January 29, 2006	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$130.8	$153.3	$(22.5)	(14.7)%
Pet Products	167.5	100.7	66.8	66.3%
Corporate (a)	(65.0)	(36.1)	(28.9)	80.1%

Total	$233.3	$217.9	$15.4	7.1%

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three and nine months ended January 28, 2007, Corporate includes $5.2 and $25.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

Operating income for the three months ended January 28, 2007 was $110.5 million, an increase of $18.0 million, or 19.5%, compared to operating income of $92.5 million for the three months ended January 29, 2006. For the nine months ended January 28, 2007, operating income was $233.3 million, an increase of $15.4 million, or 7.1%, compared to operating income of $217.9 million for the nine months ended January 29, 2006.

Our Consumer Products reportable segment operating income decreased by $7.2 million, or 12.1%, to $52.4 million for the three months ended January 28, 2007 from $59.6 million for the three months ended January 29, 2006. For the nine months ended January 28, 2007, our Consumer Products reportable segment operating income decreased by $22.5 million, or 14.7%, to $130.8 million from $153.3 million for the nine months ended January 29, 2006. This decrease was driven by the StarKist Seafood operating segment due to higher fish costs and lower volume due to the factors described in Net sales above. We also experienced higher crop-based, tinplate and other packaging costs for the three and nine months ended January 28, 2007, partially offset by pricing.

Our Pet Products reportable segment operating income increased by $31.8 million, or 70.0%, to $77.2 million for the three months ended January 28, 2007 from $45.4 million for the three months ended January 29, 2006. This increase was driven primarily by the acquisitions, partially offset by $2.3 million in integration costs. For the nine months ended January 28, 2007, our Pet Products reportable segment operating income increased by $66.8 million, or 66.3%, to $167.5 million, from $100.7 million for the nine months ended January 29, 2006. This increase was driven primarily by the acquisitions, partially offset by $10.9 million in integration costs.

Our corporate expenses increased by $6.6 million during the three months ended January 28, 2007 compared to the prior year period. This increase resulted primarily from transformation-related expenses of $5.2 million. The $28.9 million increase in our corporate expenses for the nine months ended January 28, 2007 compared to January 29, 2006 was primarily due to transformation-related expenses of $25.2 million.

Interest expense. Interest expense for the three and nine month periods ended January 28, 2007 was $42.2 million and $115.6 million, respectively, reflecting increases of $19.5 million and $48.8 million compared to interest expense of $22.7 million and $66.8 million for the three and nine months ended January 29, 2006. These increases were driven by higher average debt levels as a result of the Meow Mix and Milk-Bone acquisitions, as well as increased interest rates. We expect that our interest expense will continue to be higher in fiscal 2007 than in fiscal 2006 as a result of higher debt levels and higher interest rates.

Provision for Income Taxes. The effective tax rate for the three months ended January 28, 2007 was 34.5% compared to 35.3% for the three months ended January 29, 2006. This decrease is primarily due to the cumulative benefit created by the The Tax Relief and Health Care Act of 2006, enacted in December 2006,which was not reflected in the first and second quarters of 2007. This Act provided for the retroactive extension of the tax credit for companies operating in American Samoa and the Research tax credit. For the nine months ended January 28, 2007 the effective tax rate was 35.4% compared to 36.5% for the nine months ended January 29, 2006. The rate for the nine months ended January 28, 2007 was lower than the rate for the nine months ended January 29, 2006 primarily due to the reversal of a portion of the valuation allowance relating to foreign net operating loss carryforwards.

Income (Loss) from Discontinued Operations. The income from discontinued operations of $1.4 million for the three months ended January 28, 2007 and loss from discontinued operations of $0.3 million for the nine months ended January 28, 2007 are primarily related to minor activities and changes in estimates as we perform the final wind-down of items related to the Soup and Infant Feeding Businesses. Income from discontinued operations of $6.7 million and $16.7 million for the three and nine months ended January 29, 2006, respectively, primarily represents the results of operations of the Soup and Infant Feeding Businesses that were sold in the fourth quarter of fiscal 2006.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to our defined benefit pension plans and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. We currently expect to make a minimum contribution of approximately $16 million in fiscal 2008. In fiscal 2006 and in fiscal 2007 to date, we made contributions of $14.7 million and $15.0 million, respectively, which amounts were in excess of the then-applicable minimum requirements. As a result of the Act, we are evaluating whether or not we will make an additional contribution in fiscal 2008 in excess of the minimum, which excess amount we believe could approximate $30 million to $50 million. If we do not make an additional contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted. Refer to Note 11 to the Consolidated Financial Statements in our 2006 Annual Report for a description of our defined benefit pension plans.

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

Our debt consists of the following, as of the dates indicated:

	January 28, 2007	April 30, 2006
	(in millions)
Short-term borrowings:
Revolver	$186.3	$—
Other	1.6	1.7

	$187.9	$1.7

Long-term debt:
Term A Loan	$401.6	$450.0
Term B Loan	884.5	148.5

Total Term Loans	1,286.1	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,986.1	1,301.1
Less current portion	26.8	58.6

	$1,959.3	$1,242.5

We borrowed $169.3 million from the Revolver during the three months ended January 28, 2007. A total of $271.7 million was repaid during the three months ended January 28, 2007. During the nine months ended January 28, 2007, we borrowed $738.4 million from the Revolver and repaid $552.1 million. As of January 28, 2007, the net availability under the Revolver, reflecting $47.8 million of outstanding letters of credit, was $215.9 million. The blended interest rate on the Revolver was approximately 7.24% on January 28, 2007.

We are scheduled to repay $4.8 million of our long-term debt during the remainder of fiscal 2007. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict Del Monte Corporation’s ability, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of January 28, 2007, we believe that we are in compliance with all such financial covenants.

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

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at January 28, 2007:

	Payments due by period (In millions)
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
Long-term Debt	$1,986.1	$26.8	$84.3	$952.2	$922.8

Capital Lease Obligations	—

Operating Leases	250.1	47.2	80.9	51.0	71.0

Purchase Obligations (1)	1,165.0	425.4	483.3	233.5	22.8

Other Long-term Liabilities Reflected on the Balance Sheet	332.3	—	55.2	44.9	232.2

Total Contractual Obligations	$3,733.5	$499.4	$703.7	$1,281.6	$1,248.8

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at January 28, 2007, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of January 28, 2007. Aggregate future payments for our grower commitments are estimated based on January 28, 2007 pricing and fiscal 2006 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2006 levels, and that annual incentive awards to be paid in each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2006, the most recent period for which annual incentive awards were paid. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

Cash Flows

During the nine months ended January 28, 2007, our cash and cash equivalents decreased by $439.0 million.

	Nine Months Ended
	January 28, 2007	January 29, 2006
	(In millions)
Net Cash Provided by Operating Activities	$20.2	$86.5
Net Cash Used in Investing Activities	(1,302.0)	(13.1)
Net Cash Provided by (Used in) Financing Activities	843.3	(124.0)

Operating Activities. Cash provided by operating activities for the nine months ended January 28, 2007 was $20.2 million, compared to cash provided by operating activities of $86.5 million for the nine months ended January 29, 2006. This $66.3 million fluctuation was primarily driven by the decrease in net income and the payment of fiscal 2006 employee annual incentive awards of $17.9 million in the first nine months of fiscal 2007; there were no such payments in the first nine months of fiscal 2006. The cash requirements of the Del Monte Brands operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of the Del Monte Brands’ inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 28, 2007 was $1,302.0 million compared to $13.1 million for the nine months ended January 29, 2006. We used $1,310.7 million for the acquisitions as described in “Executive Overview” above. Capital spending during the first nine months of fiscal 2007 was $12.1 million higher than during the first nine months of fiscal 2006 driven by increased overall spending associated with the execution of our transformation plan and other capital projects.

Financing Activities. Cash provided by financing activities for the nine months ended January 28, 2007 was $843.3 million compared to cash used in financing activities of $124.0 million for the nine months ended January 29, 2006. During the first nine months of fiscal 2007, we borrowed a net of $186.2 million in short-term borrowings as a result of financing the acquisitions and incurring normal seasonal borrowings for operations. In addition, during the nine months ended January 28, 2007 and January 29, 2006, we borrowed $745.0 million and $0, respectively in Term B loans and made scheduled repayments of $60.0 million and $1.1 million, respectively, towards our outstanding Term B loan principal. We also paid $24.1 million in dividends during the nine months ended January 28, 2007. The $124.0 million use of cash for financing activities for the nine months ended January 29, 2006 resulted primarily from the repurchase of approximately 12 million shares of our common stock in connection with an accelerated stock buyback.

Off-Balance Sheet Arrangements

In connection with our accelerated stock buyback (“ASB”), we entered into certain arrangements with Goldman Sachs International (“Goldman Sachs”), including a purchase price adjustment. On October 25, 2006, such arrangements terminated in accordance with their terms. As a result, the aggregate amount required to be paid to Goldman Sachs, which included the amount of the price adjustment for the shares purchased by Goldman Sachs based on their actual cost to purchase the shares in the open market between December 22, 2005 and October 25, 2006, was approximately $6.6 million and was paid in cash on October 30, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 for our fiscal year beginning April 28, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. The measurement provisions are effective for fiscal years ending after December 15, 2008. We will adopt the recognition provisions of SFAS 158 as of April 29, 2007. We intend to adopt the measurement provisions of SFAS 158 as of May 3, 2009. We do not expect the adoption of the recognition provisions on April 29, 2007 to have a significant impact on our consolidated balance sheet, and are currently evaluating the impact of the measurement provisions of SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. We will adopt the provisions of SAB 108 as of April 29, 2007. We currently believe that the adoption of SAB 108 will have no impact on our consolidated financial statements, although we will continue evaluating SAB 108 until its adoption on April 29, 2007.

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

During the nine months ended January 28, 2007, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates and commodity and other prices, which affect interest expense on our floating-rate obligations and the cost of our raw materials, respectively.

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

The table below presents our market risk associated with debt obligations as of January 28, 2007. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on January 28, 2007.

	Maturity
	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	After Fiscal 2012	Total	Fair Value January 28, 2007
	($ in millions)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$—	$450.0	$250.0	$700.0	$720.2
Average Interest Rate	—	—	—	—	—	8.63%	6.75%	7.96%
Variable Rate	$4.8	$29.4	$39.6	$49.8	$494.1	$668.4	$—	$1,286.1	$1,286.1
Average Interest Rate	6.83%	6.83%	6.82%	6.82%	6.83%	6.84%	—	6.83%

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

On January 28, 2007, the fair values of our commodities hedges were recorded as current assets of $3.8 million and current liabilities of $0.1 million. On January 29, 2006, the fair values of our commodities hedges were recorded as current assets of $0.9 million and current liabilities of $0.1 million.

Other: During fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of fiscal 2006, we began a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. We have entered into futures or options contracts to cover a portion of our projected diesel fuel costs in certain periods beginning with the three months ended January 29, 2006. These contracts generally have a term of less than three months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of January 28, 2007, the fair values of our heating oil hedges were recorded as current assets of $0.2 million and current liabilities of $0.2 million. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2007.

During the fourth quarter of fiscal 2006, we began a hedging program for natural gas. We accounted for these natural gas derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is recognized as part of cost of products sold and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of January 28, 2007, the fair values of our natural gas hedges were recorded as current assets of $0.2 million and current liabilities of $1.0 million.

The table below presents our commodity, natural gas and heating oil derivative contracts as of January 28, 2007. The fair values indicated are based on quoted market prices. All of the commodity, natural gas and heating oil derivative contracts held on January 28, 2007 are scheduled to mature prior to the end of fiscal 2008.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)	Heating Oil (Gallons)
Futures Contracts
Contract Volumes	62,400	600,000	—	160,000	1,820,000	—
Weighted Average Price	$172.35	$0.29	$—	$5.16	$8.16	$—
Contract Amount ($ in Millions)	$10.8	$0.2	$—	$0.8	$14.9	$—
Fair Value ($ in Millions)	$2.5	$—	$—	$—	$(0.8)	$—

Options
Calls (Long)
Contract Volumes	—	—	3,250,000	—	—	3,192,000
Weighted Average Strike Price	$—	$—	$3.89	$—	$—	$1.72
Weighted Average Price Paid	$—	$—	$0.23	$—	$—	$0.05
Fair Value ($ in Millions)	$—	$—	$1.3	$—	$—	$0.2

Puts (Written)
Contract Volumes	—	—	3,250,000	—	—	3,192,000
Weighted Average Strike Price	$—	$—	$3.22	$—	$—	$1.55
Weighted Average Price Received	$—	$—	$0.09	$—	$—	$0.05
Fair Value ($ in Millions)	$—	$—	$(0.1)	$—	$—	$(0.2)

The table below presents the changes in the following balance sheet accounts and impact on income statement accounts of our commodities and other hedging activities.

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
	(In millions)
(Increase) decrease in other comprehensive income (a)	$(0.4)	$(0.8)	$(1.3)	$(0.1)
(Increase) decrease in deferred tax liabilities	(0.2)	(0.5)	(0.9)	(0.1)

Increase (decrease) in cost of products sold	(0.3)	0.4	2.9	(0.1)
Increase (decrease) in other expense	(0.8)	0.1	(1.1)	0.4

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Except as set forth below, there have been no material developments in our legal proceedings since the legal proceedings reported in our annual report on Form 10-K for the year ended April 30, 2006:

We filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. We alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. Pacer filed a Demand for Arbitration with AAA on March 8, 2006, as amended on April 4, 2006, in which Pacer asserted claims against us for breach of the Pacer Agreement. We have denied Pacer’s claims. The arbitration occurred in December 2006 during which Pacer sought declaration of its ability to terminate the Pacer Agreement, damages of $21.0 million and attorney fees, expert fees and interest. Final arguments were held on February 9, 2007 and the arbitrator is expected to issue a decision on or before March 31, 2007. We believe we have accrued adequate reserves to cover any material liability in this matter. Although the parties have been unable to negotiate a formal termination of the Pacer Agreement, we began using a different transportation services provider beginning on May 1, 2006.

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. Public Media Center filed a Notice of Appeal on January 26, 2007.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. The Attorney General filed a Notice of Appeal on January 18, 2007.

We were a defendant in an action brought by PPI Enterprises (U.S.), Inc. in the U.S. District Court for the Southern District of New York on May 25, 1999. The plaintiff alleged that Del Monte breached certain purported contractual and fiduciary duties, made misrepresentations and failed to disclose material information to the plaintiff about our value and our prospects for sale. The plaintiff also alleged that it relied on our alleged statements when the plaintiff sold its shares of Del Monte preferred and common stock to a third party at a price lower than that which the plaintiff asserts it could have received absent our alleged conduct. The complaint sought compensatory damages of at least $22.0 million, plus punitive damages. On December 9, 2004, we agreed to a settlement with PPI Enterprises. Counter-claims against us by two third-parties in the amount of $1.4 million remained after the settlement with PPI Enterprises. The court granted our motion for summary judgment against these third-parties on November 28, 2005. The third-parties appealed that decision. We settled with one of the third-parties on March 14, 2006 and that third-party withdrew its appeal. On September 27, 2006, the appeals court heard argument in connection with the remaining appeal and on November 20, 2006 denied that appeal and upheld the trial court’s decision granting summary judgment in our favor.

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

We will not benefit from preferential tax treatment for our products produced in American Samoa if the legislation providing for such treatment is not renewed. Section 936 of the Internal Revenue Code historically provided a federal income tax credit for income earned from a business conducted within the United States possession of American Samoa. This credit was renewed in December 2006, retroactive to January 1, 2006, and is currently scheduled to expire in December 2007, affecting fiscal years beginning after such expiration date. We received the benefit of this credit with respect to income from our tuna business in American Samoa throughout fiscal 2006, which resulted in fiscal 2006 savings of approximately $4.9 million in tax expense. We cannot assure you that the legislation providing for this federal income tax credit will be renewed beyond December 2007, or that similar legislation will be adopted. If such legislation is not renewed or adopted, our effective federal income tax rate on income attributable to our operations in American Samoa will increase and our net profits will decrease.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations. Our foreign operations and relationships with foreign suppliers and co-packers subject us to the risks of doing business abroad. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. For example, we currently import tuna pouch products from Ecuador on a duty-free basis under the Andean Trade Preference and Drug Eradication Act (ATPDEA), which expires June 30, 2007. If new legislation is not adopted that provides similar benefits to the ATPDEA, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of the ATPDEA in the short-term, such as accelerating our production of affected products and increasing our inventories, could adversely affect our results of operations.

Accelerated pension funding obligations could adversely impact our cash from operations. In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to our defined benefit pension plans and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. We currently expect to make a minimum contribution of approximately $16 million in fiscal 2008. As a result of the Act, we are evaluating whether or not we will make an additional contribution in fiscal 2008 in excess of the minimum, which excess amount we believe could approximate $30 million to $50 million. Our minimum contribution for fiscal 2008 and actual additional contributions may vary materially from the estimated minimum and the estimated range provided above based on a variety of factors including the results of valuations of plan assets and liabilities, a decision to accept certain consequences with respect to the pension plans, and other decisions regarding our uses of cash. If we do not make an additional contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted.

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

Dated March 6, 2007