Form 10-K
period 2007-04-29
DEL MONTE FOODS CO
filed 2007-06-27
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on October 27, 2006 was $2,177,975,184 based on the number of shares held by non-affiliates of the Registrant and the reported last sale price of common stock on October 27, 2006 ($10.84), which was the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 20, 2007 was 202,429,851.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended April 29, 2007

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the sections entitled “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. The forward-looking statements contained in this annual report on Form 10-K include statements related to future financial operating results or related matters including: input costs; the expected costs and benefits of our transformation plan; aspects of our Strategic Plan; matters relating to our StarKist Seafood operating segment; contributions to our pension plans or other uses of cash; and statements regarding our long-term potential.

Factors that could cause actual results to differ materially from those described in this annual report on Form 10-K include, among others: general economic and business conditions; cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), meat by-products and tuna; our ability to increase prices and manage the price gap between our products and competing lower-priced branded and private label products; our ability to reduce costs; logistics and other transportation-related costs; our recent pet food and pet snacks recall or other product recalls; our debt levels and ability to service and reduce our debt; reduced sales, disruptions, costs or other charges to earnings or expenses that may be generated by our strategic plan and transformation plan efforts; timely launch and market acceptance of new products; competition, including pricing and promotional spending levels by competitors; efforts to improve the performance and market share of our businesses; changes in U.S., foreign or local tax laws and effective rates; effectiveness of marketing and trade promotion programs; changing consumer and pet preferences; the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer; availability, terms and deployment of capital; interest rate fluctuations; reliance on certain third parties, including co-packers, our broker, and third-party distribution centers or managers; product liability claims and other litigation; acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses; weather conditions; crop yields; any acceleration of our departure from Terminal Island, CA; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export regulations or duties; wage rates; industry trends, including changes in buying, inventory and other business practices by customers; public safety and health issues; and other factors. See also “Item 1A. Risk Factors.”

Our declaration of future dividends, if any, is subject to final determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants and financial performance and position, among other things.

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

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2008” means Del Monte’s fiscal year ending April 27, 2008; “fiscal 2007” means Del Monte’s fiscal year ended April 29, 2007, “fiscal 2006” means Del Monte’s fiscal year ended April 30, 2006; “fiscal 2005” means Del Monte’s fiscal year ended May 1, 2005; and “fiscal 2004” means Del Monte’s fiscal year ended May 2, 2004.

On December 20, 2002, DMFC completed the acquisition of certain businesses from H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup, and U.S. infant feeding businesses (the “2002 Acquired Businesses”). Del Monte acquired these businesses through the merger (the “2002 Merger”) of DMC, a subsidiary of DMFC, with and into SKF, previously a wholly-owned subsidiary of Heinz. Prior to the 2002 Merger, Heinz transferred the 2002 Acquired Businesses to SKF and distributed all of the issued and outstanding shares of SKF common stock on a pro rata basis (the “Spin-off”) to the holders of record of the outstanding common stock of Heinz on December 19, 2002. The 2002 Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer and DMC, the acquiree, primarily because Heinz shareholders owned a majority of DMFC’s common stock upon completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the 2002 Merger. Therefore, any financial information and numerical data provided for fiscal 2003 reflects the operations of SKF for the period from May 2, 2002 to December 20, 2002 and reflects the combined operations of SKF and the existing Del Monte businesses for the period from December 21, 2002 to April 27, 2003.

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are based on data obtained from ACNielsen. ACNielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from ACNielsen. References to U.S. market share are based on equivalent case volume sold through retail grocery stores (excluding Wal-Mart Stores, Inc (“Wal-Mart”), and some supercenters and club stores which are not monitored by ACNielsen) with at least $2.0 million in sales, except references to U.S. market share for pet snacks, which are based on dollar share, which we believe is a more appropriate measure for that business. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and excludes specialty and pineapple categories. The data for broth products includes the total broth category. The data for seafood represents the processed tuna category, which includes both canned and tuna pouch. The data for pet food reflects total U.S. food and mass merchandisers (excluding Wal-Mart) which includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, and cat treat categories. References to fiscal 2007 market share refer to the 52-week period ended April 28, 2007. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores).

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, College Inn, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Pounce, Meow Mix, Alley Cat and Milk-Bone, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, generating $3.4 billion in net sales in fiscal 2007. Our leading food brands include Del Monte, StarKist, S&W, Contadina, College Inn and other brand names, and our pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. We also produce private label food and pet products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At April 29, 2007, our principal facilities consist of 17 production facilities and 9 distribution centers in the United States, as well as operating facilities in American Samoa, Mexico and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

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

On April 24, 2006, pursuant to an Asset Purchase Agreement between DMC and TreeHouse Foods, Inc. (“TreeHouse”), we sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to our (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses. The divestiture of the Soup and Infant Feeding Businesses included the sale of our manufacturing facility and distribution center in Pittsburgh, PA and certain manufacturing assets associated with the private label soup business located at our Mendota, IL facility.

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc.

In 1989, Del Monte Foods Company (“DMFC”), then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland and was renamed DMFC in December 1991. DMFC reincorporated under the laws of the State of Delaware in 1998. DMC, the new wholly-owned subsidiary of DMFC, was incorporated in Delaware in June 2002 under the name SKF Foods, Inc. Each of DMFC and DMC maintains its principal executive office at One Market @ The Landmark, San Francisco, CA 94105. Del Monte’s telephone number is (415) 247-3000 and our website is www.delmonte.com.

Our periodic and current reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to Del Monte Foods Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on October 3, 2006. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by Del Monte Foods Company.

The Industry

Overall. The United States processed food industry is generally characterized by relatively stable growth, based on modest price and population increases. In recent years, processed food manufacturers have been impacted by rising input costs. However, we believe that the long-term fundamentals for the overall packaged food industry are favorable since these products are generally considered to be staple items for consumers to purchase. While consumption growth is predicted to be modest in the United States, we believe that certain product categories that address changing consumer needs, such as value added vegetables and tuna, premium fruit, dry pet foods and pet snacks offer opportunities for faster growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. In addition, we compete directly against other private label manufacturers with certain private label products. We generally compete based upon brand strength and loyalty, product and packaging quality and innovation, taste, nutrition, breadth of our product line, price, and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

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

The market share data presented below excludes sales to certain mass merchandisers. Overall, recent sales in the retail grocery channel have been declining, due to a shift in sales away from traditional grocery channels towards club stores, supercenters, mass merchandisers, dollar stores and pet specialty stores. Therefore, the market share percentages presented below may not be representative of the entire market in which we compete. References to trends for the markets in which we compete are based on internal estimates calculated from data obtained through ACNielsen and Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, dollar stores and pet specialty stores).

Consumer Products. The fruit market we compete in grew by approximately 5% in fiscal 2007 as compared to fiscal 2006 driven by pricing and new product introductions. The vegetable market in which we compete increased by approximately 1%. The tomato market in which we compete grew approximately 6%, driven by pricing. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 47.5%, 38.2%, and 33.8% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2007.

Our tuna products compete in a market that includes branded and private label products. In the canned tuna market, private label sales accounted for 17.0% of the total canned tuna market in fiscal 2007, while the top three branded competitors, led by our StarKist brand, accounted for over 79.0% of the canned tuna market. The canned tuna market has experienced a decrease of approximately 2% from fiscal 2006 to fiscal 2007 and the tuna pouch market has declined by over 5% from fiscal 2006 to fiscal 2007 due to price increases and slowed innovation in the category.

Pet Products. Our Pet Products categories participated in a multi-billion dollar market which experienced an increase of close to 4% from fiscal 2006 to fiscal 2007. The markets in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories has been fueled by steadily increasing pet ownership and higher spending as consumers treat pets as members of the family. Over half of all American households own a dog or a cat. In fiscal 2007, private label products accounted for 15.3% of the total market share in the Pet Products categories in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

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

The following table sets forth our total net sales by segment, expressed in dollar amounts and as percentages of our total net sales, for the fiscal years indicated:

	Fiscal Year
	2007	2006	2005
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,133.0	$2,142.3	$2,059.4
Pet Products	1,281.9	856.3	839.9

Total company	$3,414.9	$2,998.6	$2,899.3

As a Percentage of Net Sales:
Consumer Products	62.5%	71.4%	71.0%
Pet Products	37.5%	28.6%	29.0%

Total company	100.0%	100.0%	100.0%

Company Products

Consumer Products. In our Del Monte Brands operating segment, we sell products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, Contadina, and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed vegetables, major fruit and solid tomatoes in the United States, with market shares of 23.0%, 38.2% and 17.2% in fiscal 2007, respectively. Our vegetable, fruit and tomato products are in mature categories, characterized by high household penetration. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products. College Inn broth products accounted for 16.4% of the total broth market in fiscal 2007 and was the second largest branded broth product in the U.S. It had 41.5% market share in its core markets in the northeastern United States, which made up 80% of its total case volume. Our vegetable, fruit, tomato and broth products compete primarily on the basis of brand, taste, variety and price.

Our Del Monte Brands operating segment includes products such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and sliced peaches, mandarin oranges, cherries, grapefruit, pineapples and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces; and College Inn broth products. We continued our new product innovations with recent launches of Del Monte Fruit Chillers, new flavors of Fruit Naturals Fruit, Del Monte No Sugar Added Fruit and Del Monte Organic Vegetables in fiscal 2007. For Del Monte Brands, competitors include branded and private label vegetable, fruit, tomato and broth processors. Our primary competitors in the vegetable market are General Mills’ Green Giant and Seneca Foods’ private label; in the fruit market, competitors include Seneca Foods’ private label, Pacific Coast Producers’ private label and Dole; in the tomato market, competitors include Con Agra’s Hunts, Heinz’s Classico and Heinz brands, Campbell Soup’s Prego, Unilever’s Ragu and private label; and in the broth market, competitors include Campbell Soup’s Swanson brand, smaller regional brands and private label.

In our StarKist Seafood operating segment, our StarKist branded tuna products include canned and pouched tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, and low-sodium and low-fat tuna. While over a third of our case sales are of chunk light tuna in cans, we are continuing to expand our focus on new innovative products in order to shift the product mix away from commodity-like products and towards value-added products. Products such as StarKist Lunch to Go, reflect this objective. Our tuna products compete based on their price, brand recognition, taste and convenience. Competitors include a small number of large branded and private label producers. The StarKist brand primarily competes with Connors Brothers Income Fund’s Bumble Bee and Thai Union Frozen Products PCL’s Chicken of the Sea brands in the branded tuna market. In fiscal 2007, these top three brands, combined, accounted for over 79.0% of the tuna market. In fiscal 2007, our StarKist branded canned tuna products had a market share of 33.7% of the canned tuna market. Our pouch products had a market share of 78.8% of the pouch market.

Pet Products. Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, and Pounce. We compete in the dry and wet dog food categories, with market shares of 8.0% and 4.9% in fiscal 2007, respectively; the dry and wet cat food categories, with market shares of 19.8% and 22.4% respectively; and the chewy dog snack, biscuit crunchy dog snack, and cat treats pet snack categories, with market shares of 45.4%, 55.6%, and 18.9%, respectively, in fiscal 2007.

The products in the pet foods categories are primarily marketed under nationally recognized brands. Meow Mix cat food is associated by consumers with ingredient driven indulgence that “cats ask for by name,” while 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. We continued our new product innovations with the recent introduction of Meow Mix Market Select Cups, 9 Lives Daily Essentials and Kibbles ‘n Bits Brushing Bites.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Pounce, Milk-Bone, and Pup-Peroni. Pounce cat snacks include both crunchy and soft snacks. Milk-Bone dog snacks include biscuits, which are differentiated on the basis of premium ingredients and the brand’s longstanding health and wellness positioning, and soft and chewy snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Outs and Meaty Bone.

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer markets, as illustrated by the fiscal 2007 introduction of Pup-Peroni Ribs and Meow Mix Cat Treats.

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

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign and export sales:

	Fiscal Year
	2007	2006	2005
	(in millions, except percentages)
Net Sales:
United States	$3,251.6	$2,891.6	$2,793.7
Foreign and export	163.3	107.0	105.6

Total net sales	$3,414.9	$2,998.6	$2,899.3

As a Percentage of Net Sales:
United States	95.2%	96.4%	96.4%
Foreign and export	4.8%	3.6%	3.6%

Total	100.0%	100.0%	100.0%

Our foreign and export sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations.

Foreign Operations

We have subsidiaries in Canada, Mexico, Venezuela, Colombia, Ecuador, and Peru. We operate a food processing plant in Venezuela. To supply sales of products in the South American market, we purchase raw product, primarily vegetables, from approximately 16 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from four suppliers in Chile. We have a tuna production facility in American Samoa and a fruit packing business in Mexico. We co-manage two tuna processing facilities in Guayaquil and Manta, Ecuador and own one cold storage facility in Manta, Ecuador. In addition, we utilize a number of co-packers in various foreign countries.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $75.9 million, or 10.6% of our total net fixed assets located in other locations, including foreign countries and American Samoa, at the end of fiscal 2007.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong, long-term relationships with the majority of significant participants in the retail grocery trade. In recent years, there has been significant consolidation in the grocery industry.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 31% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 20% of list sales in each of our segments. In addition, our top 10 customers represented approximately 62% of our list sales for fiscal 2007.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, fish supply, economic climate, seasonal factors, exchange rates or other circumstances. Raw materials reflect only a portion of our cost of goods sold. See “Item 1A. Risk Factors—The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our profitability. We may be unable to effectively pass increased costs along to our customers” and “Changes in weather conditions and natural disasters can affect crop or fish supplies, which can adversely affect our operations and our results of operations.”

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Del Monte Brands operating segment, each year, we buy over 1.1 million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations annually. We purchase raw material from over 500 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Through our fruit packaging business in Mexico, we buy citrus fruits from about 220 growers throughout Mexico, grapefruit from one supplier in Texas and mangoes from approximately 20 growers in Mexico. We purchase raw tomatoes from approximately 20 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. This agreement has an indefinite term subject to termination on three years notice.

For the StarKist Seafood operating segment, our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. For albacore, we also purchase directly from vessel owners and global traders in the Atlantic and Indian Oceans. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. Total minimum annual purchases to be made under this 10-year agreement are estimated to be approximately $49.6 million in fiscal 2008. We assumed this supply agreement in connection with the 2002 Merger.

Pet Products

We generally purchase meat, meat by-products, other proteins, and other ingredients through supply agreements or on the open market. Our other ingredient purchases include corn, soybean meal, wheat and related by-products. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of these hedges has ranged from 3 to 18 months of projected production requirements.

Cans and Ends

We have long-term supply agreements with two primary suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Total expenditures under this agreement, which expires on August 13, 2010, were $150.0 million in fiscal 2007. The minimum commitment under this agreement for fiscal 2008 is approximately $62.0 million. Our agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for our fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable and tomato products from Silgan. Total purchases made under this agreement, which expires on December 31, 2011, were $205.9 million in fiscal 2007. As of April 29, 2007, we have committed to make purchases of approximately $37.5 million in fiscal 2008. Pricing under the Impress agreement and the Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress supply agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreement was amended in fiscal 2004 to extend the term of the contract to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the agreement.

Production and Distribution

Production

Consumer Products. We operate 16 production facilities for our Consumer Products reportable segment in the United States, American Samoa, Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. Our Del Monte Brands operating segment has a seasonal production cycle and produces the majority of its products between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products and our College Inn broth products are generally produced throughout the year. Our StarKist Seafood operating segment’s tuna production cycles occur throughout the year.

Our Del Monte Brands operating segment’s fruit, vegetable and tomato products use 31 co-packers and two re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges, asparagus and certain other products. We also periodically use co-packers to supplement supplies of certain processed vegetables, fruit and tomato products.

We produce canned and a limited amount of pouched tuna in American Samoa. We also use co-packers and re-packers to supplement production capacity of our StarKist canned and tuna pouch products. We use third-party co-packers in Thailand and Ecuador for canned and most of our pouched tuna products.

Pet Products. At the end of fiscal 2007, our pet products were primarily manufactured in six of our production facilities, located in the U.S. and American Samoa. We also use eleven co-packers and seven re-packers located within the U.S., Canada and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, packs the majority of our canned pet product requirements. Our facility in American Samoa packs the majority of our tuna-based canned cat products requirements. In Lawrence, KS, we pack all of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our pet snacks in a wide range of packages. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food factories supply pet products for both the U.S. and Canadian markets.

Distribution

Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Distribution centers provide casing, labeling and special packaging and other services. From time to time we evaluate our distribution center network and, accordingly, may make changes to our network. See “Item 2. Properties” for a listing of the principal distribution centers owned or leased by us. In addition, our distribution network includes third-party distribution centers. See “Item 1A. Risk Factors—Transformation endeavors may have a material adverse effect on our business, financial condition and financial results” and “We rely upon a number of third parties to manage or provide distribution centers. Failure by these third parties could adversely affect our business.”

Research and Development

Our research and development organization provides product, packaging and process development. It also provides quality assurance, as well as agricultural research and seed production. In fiscal 2007, 2006 and 2005, research and development expenditures were $24.6 million, $19.8 million and $18.3 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including seed production, packaging, pest management, food science, environmental, engineering and plant breeding. We operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our consumer products. We also operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to our pet food and pet snack businesses. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers and pets as part of our effort to provide tasty and satisfying, high quality products.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, Tropical Select, and College Inn.

•	Pet Products: Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Pounce, Snausages, Canine Carry-Outs, Meaty Bone, and Jerky Treats.

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

Our registered and unregistered trademarks associated with the tuna business relate primarily to North America and South America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. Our trademarks associated with the pet products business relate primarily to the United States and Canada, but also include a number of other countries throughout the world. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

As of April 29, 2007, we owned 27 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2008 and 2023 and cannot be renewed. Our patents are generally not material to our business as a whole.

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

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets to other companies or their affiliates. Licenses for the use of the Del Monte name and trademark are generally for use outside of the United States. For example, Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Del Monte Foods International, Inc. and its affiliates hold the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa); and Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). We have granted other licenses for the use of our trademarks both within and outside of the United States.

We retain the right to review the quality of the licensees’ products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and the licensees must periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

In addition to granting certain licenses, we have sold trademarks from time to time. On November 18, 2003, we finalized the sale of the Techni-Cal trademarks in certain foreign jurisdictions outside of the United States and Canada. On April 16, 2004, we sold our rights in the IVD and Medi-Cal trademarks, as well as our rights in the Techni-Cal trademarks in the United States and Canada. During fiscal 2007, in addition to granting a license with respect to the S&W trademark for beans in the United States, we sold the rights to the S&W trademark in Australia and New Zealand.

We license, for use on pet snacks, the Scooby trademark from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P. We also license, for use on canned vegetables, the Sesame Street trademark from Sesame Workshop.

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

•

We are investigating soil and groundwater contamination at our Decatur, AL property associated with the presence of dioxins that resulted from the operations of a prior owner of the property. This facility was acquired in May 2006 in the Meow Mix acquisition. In connection with our purchase accounting for the Meow Mix acquisition, reserves were established that we believe will be adequate to cover any liability that may result from this contamination.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $5.8 million in fiscal 2008 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2008 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business.”

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

Employees

As of April 29, 2007, we employed approximately 8,200 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during the Del Monte Brands pack season, typically June through October, adding approximately 10,000 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of April 29, 2007, we had 18 collective bargaining agreements with 16 union locals covering approximately 64% of our hourly full-time and seasonal employees. Of these employees, approximately 6% are covered under collective bargaining agreements scheduled to expire in fiscal 2008, and approximately 31% are covered under collective bargaining agreements scheduled to expire in fiscal 2009. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of June 27, 2007, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	62	Chairman of the Board, President and Chief Executive Officer; Director
David L. Meyers	61	Executive Vice President, Administration and Chief Financial Officer
Timothy A. Cole	50	Executive Vice President, Sales
Nils Lommerin	42	Executive Vice President, Operations
David W. Allen	46	Senior Vice President, Supply Chain Operations
Richard L. French	50	Senior Vice President, Chief Accounting Officer and Controller
Apurva S. Mody	40	Senior Vice President, Consumer Products
James G. Potter	49	Senior Vice President, General Counsel and Secretary
Jeffrey M. Watters	41	Senior Vice President, Pet Products
Jeff M. Berry	36	Vice President and Treasurer

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

David W. Allen, Senior Vice President, Supply Chain Operations. Mr. Allen was appointed Senior Vice President, Supply Chain Operations in June 2006, having served as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S. Foodservice, a division of Royal Ahold, from 2004 to 2005 and Chief Executive Officer of WorldChain, Inc., a supply chain services company, from 2001 to 2004. He served as Vice President, Worldwide Operations of Dell Inc. from 1999 to 2000. From 1991 to 1999, Mr. Allen held a variety of positions at Frito-Lay North America, a division of Pepsico Inc., most recently as its Senior Vice President, Operations. Mr. Allen also serves on the board of directors of American Italian Pasta Company.

Richard L. French, Senior Vice President, Chief Accounting Officer and Controller. Mr. French joined Del Monte in 1980 and was elected to his current position in May 1998. Mr. French was Vice President and Chief Accounting Officer of Del Monte from August 1993 through May 1998 and has held a variety of positions within Del Monte’s financial organization.

Apurva S. Mody, Senior Vice President, Consumer Products. Mr. Mody was appointed Senior Vice President, Consumer Products in July 2006, having served as Managing Director, Del Monte Brands since December 2004. Mr. Mody joined Del Monte in January 2002 in the Strategic Planning Group and served as Vice President of Marketing for the Vegetable, Infant Feeding and College Inn businesses from June 2002 to December 2004. Prior to joining Del Monte, Mr. Mody was with Divine/Whitman Hart from 2000 until 2001 where he was an Associate Partner in the Business and Brand Strategy group. From 1994 to 2000, Mr. Mody held a variety of brand management positions with Procter & Gamble.

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

Jeffrey M. Watters, Senior Vice President, Pet Products. Mr. Watters was appointed Senior Vice President, Del Monte Pet Products in July 2006, having served as Managing Director, Star-Kist Seafood since August 2004. He joined Del Monte from Heinz in December 2002 as Vice President, Pet Snacks Marketing. Mr. Watters joined Heinz in July 2000, where he most recently served as its Vice President, Pet Snacks Marketing. Prior to joining Heinz, Mr. Watters was with The Clorox Company in brand management from 1995 to 2000. From 1988 to 1995, Mr. Watters was with Kraft Foods Inc. in sales and customer marketing.

Jeff M. Berry, Vice President and Treasurer. Mr. Berry joined Del Monte in March 2003 and was appointed to his current position in August 2006. Prior to his current position, Mr. Berry was Vice President, Strategic Planning and Business Development for Del Monte. From September 1997 to late 2002, Mr. Berry held a variety of consulting positions with McKinsey and Company, a management consulting firm, most recently as an Associate Principal.

Item 1A.	Risk Factors

Factors that May Affect Our Future Results and Stock Price

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our profitability. We may be unable to effectively pass increased costs along to our customers.

The primary inputs, commodities, ingredients and other raw materials that we use include energy (including natural gas), fuel, packaging (including cans), fruits, vegetables, tomatoes, tuna, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals. Prices for these items may be volatile and we may experience shortages in these items as a result of: external conditions; commodity market fluctuations; availability; increased demand (whether for the item we require or for other items, which in turn impacts the item we require); weather conditions; natural disasters; currency fluctuations; governmental regulations, including import restrictions; agricultural programs or issues; and other factors outside our control.

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

We have implemented significant price increases for our products in recent years and our ability to implement further price increases may be limited, particularly with respect to our fruit, vegetable, tomato and seafood products. Our ability to raise prices for our products can be affected by a number of factors, including aggregate industry supply, market demand, and competition. If we are unable to increase prices for our products, particularly as may be necessary to cover cost increases, our results of operations could be adversely affected. Additionally, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase, our results of operations could be adversely affected.

If we do not successfully manage the price gap between our branded products and those of our lower-priced branded and private-label competition, our sales could suffer and our revenues and results of operations could be adversely affected.

Our branded products generally command a price premium as compared to the prices of the lower-priced branded and private-label products with which they compete. This price premium has been increasing for certain of our products, as private label competition has been slower in effecting price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs and the existing strength of our brands. If the price premium for our branded products exceeds the amount consumers are willing to pay, our sales would suffer and our revenues and our results of operations could be adversely affected. Additionally, the current price premium for our products may limit our ability to effect further price increases, which may adversely affect our results of operations.

We may not be able to successfully implement our business strategies to reduce costs. Failure to reduce costs could adversely affect our results of operations.

The success of our business strategy depends in part on our ability to reduce costs. Because our ability to raise prices for our products can be affected by factors outside of our control, our profitability and growth depends significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, tinplate and other packaging costs and ingredient, commodity and raw product costs, are outside or substantially outside our control, we generally must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings and synergies, our results of operations could be adversely affected.

If certain costs remain at their current levels, our projected financial results could be adversely affected.

We have assumed that the current prices for some of the inputs, commodities, ingredients and other raw materials we use will decrease over the course of fiscal 2008. In particular, we have assumed decreases in fuel from what is typically a seasonal peak as well as moderation in skipjack fish costs. If our assessments and assumptions about input and commodity prices, as well as ingredient and other raw material prices, prove to be incorrect, our costs may be greater than anticipated. If we are not able to effectively pass cost increases along to our customers or secure offsetting cost savings, our operating income will decrease and our operating results will be adversely impacted.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations. Our ability to competitively serve our customers depends on the availability of reliable transportation.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by our third-party logistics service provider, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

Our business may be adversely impacted by our recall of certain pet food and pet snacks products initiated in March 2007.

Beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including Del Monte, announced recalls of select products. The items impacted by our recall represented approximately 2% of our fiscal 2007 pet products list sales, which approximates gross sales. If in the future consumers forego purchasing our pet products that were subject to recall, our sales would suffer and our results of operations would be adversely affected. We may incur additional expense in order to reassure consumers regarding the safety of our products or to regain their loyalty. Additionally, in connection with the recall, we experienced processing and re-work costs and will continue to incur these other expenses (including product liability claims), which may be subject to restrictions, limitations and caps or disagreements regarding insurance coverage of such matters.

Our substantial indebtedness could adversely affect our operations and financial condition.

We have a significant amount of indebtedness. As of April 29, 2007, we had a total of $2,003.1 million of indebtedness, including $21.0 million under our $450 million revolving credit facility, which is part of our credit facility. Our indebtedness could have important consequences, such as:

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

We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Because portions of our business are seasonal, our borrowings under our revolving credit facility usually fluctuate during the year, generally peaking in September or October.

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

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

While our credit facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $300.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions, an additional $400.0 million through an increase in the Term Loan facility under our existing credit facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. Additionally, we have the ability to incur substantial additional indebtedness pursuant to our $450.0 million revolving credit facility, which is part of our credit facility. If our current debt level increases, the related risks we face could intensify.

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

In connection with our efforts related to our strategic plan, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have adopted a plan to transform certain aspects of our company. Such plan includes headcount reduction as part of organizational streamlining. If the implementation of this headcount reduction has a negative impact on our relationships with employees, major customers or vendors or on our ability to run our businesses, our profitability could be adversely affected. Our transformation plan continues to involve projects relating to our supply chain, manufacturing, customer relationships and marketing capabilities. If our transformation efforts disrupt our supply chain, manufacturing activities, customer service and relationships, trade promotion programs or other business activities, our results of operations could be adversely affected. If we are unable to successfully implement our transformation plan, we may not be able to fully recognize the estimated cost benefits on a timely basis, if at all, and our financial results would be adversely affected. If the costs associated with the transformation plan are greater than expected, our results of operations would be adversely affected.

We may in the future contemplate and adopt additional plans, which may also include restructuring components. Our current transformation plan and future plans, if any, may, but need not, involve disposal of plants, distribution centers, businesses or other assets as well as additional headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employee’s attention from other business concerns. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

We may not be able to successfully introduce new products, which could decrease our profitability.

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products. Our strategy to maintain our categories and maintain or grow our profits depends on product innovation. We incur significant development and marketing costs in connection with the introduction of new products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not successful in marketing and selling new products, our results of operations could be materially adversely affected, our revenues could decrease, and our profitability could decline.

If we do not compete successfully and maintain or improve the market shares of our products, our business and revenues may be adversely affected.

Our businesses are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products, imports, other national and regional brands and fresh alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We cannot assure you that we can compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. Additionally, the price gap between our Consumer Products’ branded products and competing private label products has expanded significantly in recent years. If we fail to grow at or above the growth rates of the categories in which we compete, our sales will be lower than anticipated and our results of operations would be adversely impacted. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

We will not benefit from preferential tax treatment for our products produced in American Samoa if current legislation and accords providing for such treatment is not renewed.

Section 936 of the Internal Revenue Code historically provided a U.S. federal income tax credit for income earned from a business conducted within the United States possession of American Samoa. The effect of this credit was renewed in December 2006, retroactive to January 1, 2006 and is currently scheduled to expire in December 2007, affecting fiscal years beginning after such expiration date. We expect to continue receiving the benefit of this credit with respect to income from our tuna business in American Samoa through fiscal 2008. We cannot assure you that the legislation providing for this federal income tax credit will be renewed beyond December 2007, or that similar legislation will be adopted. If such legislation is not renewed or adopted, our U.S. federal income tax from operations in American Samoa will increase and our net profits will decrease.

In addition, favorable tax rate treatment has been made available to companies operating in American Samoa. We have received such treatment and our agreement with the American Samoa Government is currently expected to expire in April 2008. We cannot assure you that this agreement providing favorable tax treatment will be renewed beyond April 2008, or that a similar agreement will be adopted. If such agreement is not renewed or adopted, our American Samoa income tax will increase and our net profits will decrease.

Our operating results will depend, in part, on the effectiveness of our marketing programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient promotional and marketing investments with respect to our businesses overall to sustain our competitive position in our markets. We may, from time to time, change our marketing strategies, including the timing or nature of our promotional programs. The effectiveness of our marketing and trade promotion practices is important to our ability to retain or improve our market share or margins. If our marketing and trade promotion programs are not successful, our business, results of operations and financial condition may be adversely affected.

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

We may not be able to successfully maintain the level of our product distribution to high volume club stores and other mass merchandisers, which could adversely impact our net sales and results of operations.

The success of our business strategy depends, in part, on our ability to maintain the level of our product distribution, and consequently our sales, through high volume club stores, supercenters and mass merchandisers, such as Wal-Mart supercenters and stores, SAM’S CLUB and Costco. Consumers are increasingly shopping at club stores and mass merchandisers as an alternative to traditional grocery channels. If we are unable to maintain or grow the level of our sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product. These high-volume club stores and mass merchandisers frequently re-evaluate the products they carry and if a major customer elected to stop carrying one of our products, our sales could be adversely affected. Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the club store until the next bidding process. Our sales volume could decrease significantly if our offer is too high and we lose the ability to sell products, even temporarily, through these channels. Conversely, we risk depressing our margins if our offer is successful but below our desired price points. Either of these outcomes could have an adverse effect on our results of operations. In order to maintain key volume in the face of competition, we may agree to supply customers below desired price points, which could also depress our margins.

The loss of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2007, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 31% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 62% of our overall list sales. These percentages may increase if there is additional consolidation among food retailers or if the growth of mass merchandisers continues. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect our results of operations.

Large sophisticated customers may pressure us to lower our prices, not institute price increases, or take other actions that may adversely impact our results of operations.

There has been a consumer trend away from traditional grocers and towards mass merchandisers, which includes club stores and supercenters. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, these retailers may demand lower or unchanged pricing, increased promotional programs or special packaging from, or impose other requirements on, product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting demands by our customers may adversely affect our margins and results of operations. If we are not selected by our large food retailer customers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be materially adversely affected.

To the extent our customers purchase product in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as customers seek to reduce their inventory levels. To the extent customers seek to reduce their usual or customary inventory levels or change their willingness to purchase product in excess of consumer consumption, our sales may be adversely affected.

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Customers may also grow inventory in anticipation of a price increase for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period

If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat, soybean meal, poultry meal and soybean oil used in the production of certain of our products. Additionally, we have a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices as well as a hedging program relating to natural gas. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

Concerns regarding methylmercury in seafood products, including tuna, could adversely affect our business.

A 2004 consumer advisory jointly issued by the U.S. Food and Drug Administration and the Environmental Protection Agency (the “EPA”) provided some consumers (in particular, women who may become pregnant, pregnant women, nursing mothers and young children) with information emphasizing the value of fish and shellfish in healthy diets and the need to limit their dietary exposure to methylmercury found in certain sea foods, including tuna. This advisory was focused on specific consumer populations that are most susceptible to the harmful effects of methylmercury. With respect to canned tuna, health officials advised that these certain consumers can eat up to 12 ounces of light tuna or six ounces of white tuna per week. Discussions, stories, concerns and warnings regarding mercury levels in seafood, including tuna, appear in various media outlets and other venues with increasing frequency. We may be adversely affected by this publicity and the announced guidance as well as any future warnings, guidance, recommendations, developments or publicity. Consumer perceptions that consumption of canned tuna should be limited may adversely affect our business and results of operations.

If ingredients or other raw materials we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients, commodities and other raw materials that we use in producing our products. If these materials prove to include contaminants affecting the safety or quality of our products, we may need to discard or otherwise dispose of product. Additionally, if such contaminants are not discovered until after the affected product has been distributed, we may need to recall the affected product. In either case, our results of operations could be adversely affected.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls, including voluntary recalls, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. We may also voluntarily recall products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in March 2007, we initiated a recall of a number of our pet food and pet snack products. A product recall (including the recent pet food and snack recall) could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls (including the recent pet food and snack recall) may hurt the value of our brands and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. Our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims (including product liability claims relating to our March 2007 pet food and pet snack recall). For example, punitive damages are generally not covered by insurance. We may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our brands, business, results of operations and financial condition.

We rely upon a number of third parties to manage or provide distributions centers. Failures by these third parties could adversely affect our business.

A number of our distribution centers are managed by third parties. Additionally, we also use third-party distribution centers, which may distribute our products as well as the products of other companies. Activity at these distribution centers could be disrupted by a number of factors, including, labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting the third party providers, or other matters affecting any such third party’s ability to service our customers effectively. Any disruption of these distribution centers could adversely affect our business

We use a single national broker to represent a significant portion of our branded products to the retail grocery trade and any failure by the broker to effectively represent us would adversely affect our business.

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

Our executive offices, two of our research centers, and some of our fruit, vegetable and tomato operations are located where earthquakes can occur. Additionally, some of our tuna operations are located in areas where natural disasters such as hurricanes can occur. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Inventory production in our Del Monte Brands operating segment is highly seasonal. Interference with our production schedule during peak months or inventory shortages could negatively impact our results of operations.

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

In the majority of our Del Monte Brands businesses, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, or if demand for product is greater than forecasted, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. We could also experience inventory shortages in the event of can or end defects, whether discovered during the pack season or thereafter, or other factors. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share, our customer relationships may be harmed, and our results of operations may be adversely impacted.

Shortages of tinplate and increases in, or continuing high, tinplate prices could materially adversely affect our results of operations. Disruptions in our supply of cans and ends, whether caused by tinplate shortages or other factors, could also adversely affect our results of operations.

Many of our products are packed in tinplate cans. We have experienced, and may experience in the future, tinplate shortages and increased tinplate prices. The price and availability of tinplate is subject to factors outside our control, including factors affecting the steel industry generally. Such factors may include increased demand from other users of tinplate or other forms of steel; import restrictions; government regulations; and competition among, and the financial condition of, steel suppliers. If Silgan or Impress is unable to secure tinplate, our supply of cans and ends may be interrupted. Any disruption in our supply of cans and ends, whether due to tinplate shortages, can and end manufacturing defects, strikes affecting our suppliers, or otherwise, could delay or disrupt our production of product and adversely affect our results of operations, particularly if such events disrupt our pack season. If events occur that result in increased, or continuing high, tinplate costs or in tinplate shortages (whether due to factors affecting tinplate specifically or the steel industry generally), our results of operations could be materially adversely affected.

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

Manufacturing, processing, labeling, packaging, storing and distributing food and pet products are activities that are subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including any new regulations such as the new federal Country of Origin Labeling (“COOL”) labeling requirements, can be costly. Failure to comply with all applicable laws and regulations, including, among others, California’s Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Failure by third-party co-packers to comply with environmental or other regulations may disrupt our supply of certain products and adversely affect our financial performance.

We rely on co-packers to produce certain of our products. Such co-packers, whether in the U.S. or overseas, are subject to a number of regulations, including environmental regulations. Failure by any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt their operations. For example, due to environmental compliance issues, our co-packer in Ecuador, which produces a substantial portion of our retail tuna pouch products, was closed briefly in fiscal 2005. Disruption of the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our net sales and other results of operations. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins,

some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products, most of our broth products and most of our tuna pouch products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance. Additionally, from time to time, a co-packer may experience financial difficulties or bankruptcy, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

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

If we are required to accelerate our departure from Terminal Island, CA, we would incur expenses that could materially adversely affect our earnings.

The current ground lease for our facilities in Terminal Island, CA terminated May 1, 2006, at which time it converted to a month-to-month lease. We believe we have negotiated an up to three and a half year extension of this lease. If we are required to vacate Terminal Island prior to the negotiated dates, we would accelerate certain demolition, remediation and relocation expenses and be responsible for reimbursing certain material third-party costs and losses. These expenses would materially adversely affect our earnings.

Moving from Terminal Island, CA could disrupt our business.

Relocating our pet products research and development operations located at Terminal Island may disrupt significant business endeavors, particularly innovation, and adversely affect our earnings. We believe that innovation capabilities are a key success factor in the pet products category and that our Terminal Island research and development personnel are uniquely qualified to deliver on our innovation objectives. If we are unable to replicate these unique skills at an alternative research and development site, innovation of our pet products, and consequently our operating results, could be adversely affected.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability. Furthermore, these countries as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. For example, Canada is considering adopting new regulations affecting the importation of pet products. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. For example, we currently import tuna pouch products from Ecuador on a duty-free basis under the Andean Trade Preference and Drug Eradication Act (ATPDEA), which expires June 30, 2007. If new legislation is not adopted that provides similar benefits to the ATPDEA, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of the ATPDEA, such as closing affected facilities and relocating production elsewhere, could disrupt production, increase our expenses, result in asset write-downs and adversely affect our results of operations.

In addition, changes in respective effective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors (whether due to an increase in wage rates in American Samoa, a decrease of wage rates elsewhere, or otherwise) could adversely impact our business, financial condition and results of operations and require us to restructure our business in order to remain competitive. Because our competitors may have operations in different foreign jurisdictions than we have, such changes may impact us in a different manner than our competitors.

If we are unable to cover increases in the minimum wage rate in American Samoa, our results of operations would be adversely affected.

We have seafood operations in American Samoa which produce substantially all our canned tuna products. Other tuna products are also co-packed for us in American Samoa. In May 2007, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act, 2007 became effective. Under the Act, the minimum wage in American Samoa will increase $0.50 per hour effective July 24, 2007. If we are unable to achieve offsetting cost savings or pass this cost increase along to our customers, our results of operations will be adversely affected. Additionally, under the Act, the minimum wage in American Samoa is scheduled to increase an additional $0.50 per hour upon each anniversary of the effectiveness of the Act, until the minimum wage in American Samoa reaches parity with the minimum wage in the United States. If we are unable to cover the costs associated with the initial increase and any subsequent increases, our results of operations would be adversely affected. Steps we may take in response to wage increases in American Samoa may include reducing or closing operations in American Samoa, which may result in write-offs, accelerated remediation costs, and other expenses, each of which may adversely affect our results of operations.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks “Del Monte,” “StarKist,” “9Lives,” “Kibbles ‘n Bits,” “Meow Mix,” and “Milk-Bone,” are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

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

As of April 29, 2007, we have 18 collective bargaining agreements with 16 union locals covering approximately 64% of our hourly full time and seasonal employees. Of these employees, approximately 6% are covered under collective bargaining agreements scheduled to expire in fiscal 2008, and approximately 31% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2009. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

None.

Item 2. Properties

As of April 29, 2007, our principal facilities included 17 production facilities and 9 distribution centers in the United States, a production facility in American Samoa and three production facilities and one other facility in foreign locations. We generally own our production facilities. Our distribution centers are owned or leased by us. We also own the cold storage facility in Manta, Ecuador. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties together with a leased real property located in Mendota, IL, are subject to mortgages or other applicable security interests in favor of the lenders under our amended senior credit facility. Our combined production facilities total approximately 6.0 million square feet of owned property, while our distribution centers total approximately 1.8 million square feet of owned property and approximately 3.1 million square feet of leased property.

The following table lists our principal production facilities and distribution centers as of April 29, 2007:

Location	Reportable Segment
Production Facilities
United States:
Decatur, AL	Pet Products
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Buffalo, NY	Pet Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products

Foreign and Other Locations:
Pago Pago, American Samoa	Consumer Products and Pet Products
Turmero, Venezuela	Consumer Products
Montemorelos, Nuevo Leon, Mexico	Consumer Products
Tlatlauquitepec, Puebla, Mexico	Consumer Products

Distribution Centers
United States:
Fontana, CA	Consumer Products and Pet Products
Lathrop, CA	Consumer Products and Pet Products
Terminal Island, CA	Consumer Products and Pet Products
Atlanta, GA	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products
Rochelle, IL	Consumer Products
Bloomsburg, PA	Pet Products
Fort Worth, TX	Consumer Products and Pet Products
McAllen, TX (Refrigerated)	Consumer Products

Other Facilities
Manta, Ecuador (Cold Storage)	Consumer Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We also own or lease additional administrative facilities in Pittsburgh, PA. We own our primary research and development facilities in Walnut Creek, CA and Pittsburgh, PA. In addition, our research and development facilities in Terminal Island, CA are located on leased land. See “Item 1A. Risk Factors—If we are required to accelerate our departure from Terminal Island, CA, we would incur expenses that could materially adversely affect our earnings.”

Our properties in Stockton, CA and Swedesboro, NJ are currently held for sale. During fiscal 2007, we sold parcels of land in San Jose, CA, Walnut Creek, CA and Rochelle, IL, as well as our facility in Birmingham, AL.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.	Legal Proceedings

Beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including Del Monte, announced recalls of select products. We currently believe that there are over 90 purported class actions relating to these pet food recalls. To date, we are a defendant in six purported class actions related to our pet food and pet snack recall, which we initiated March 31, 2007. However, we may be named in additional cases. The cases in which we are currently a defendant are:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Wahl v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California.

The named plaintiffs allege that their pets suffered injury and/or death as a result of ingesting our and other defendants’ allegedly contaminated pet food and pet snack products. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We plan to deny these allegations and vigorously defend ourselves. We believe we have adequate insurance to cover any material liability in these cases.

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

We filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. We alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. Pacer filed a Demand for Arbitration with AAA on March 8, 2006, as amended on April 4, 2006, in which Pacer asserted claims against us for breach of the Pacer Agreement. In light of disputes between ourselves and Pacer, we began using a different transportation services provider beginning on May 1, 2006. The arbitration occurred in December 2006 during which Pacer sought declaration of its ability to terminate the Pacer Agreement, damages and attorney fees, expert fees and interest. Final arguments were held on February 9, 2007. On March 27, 2007, the arbitrator issued a decision affirming Pacer’s right to terminate the Pacer Agreement and awarding $14.5 million to Pacer, which we paid on April 25, 2007. Additionally, the arbitrator gave Pacer 30 days to submit an application for attorneys’ fees. On April 26, 2007, Pacer submitted an application seeking attorneys’ fees in the amount of $0.9 million. We submitted our response on May 29, 2007. On June 14, 2007, the arbitrator issued a decision awarding $0.7 million to Pacer for attorneys’ fees.

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

We are also involved from time to time in various legal proceedings incidental to our business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort claims and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, we are involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

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

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated:

	High	Low
Fiscal 2007
First Quarter	$12.17	$10.03
Second Quarter	11.10	9.90
Third Quarter	11.57	10.63
Fourth Quarter	11.98	10.93
Fiscal 2006
First Quarter	$11.44	$9.87
Second Quarter	11.50	9.77
Third Quarter	10.78	9.78
Fourth Quarter	12.10	10.31

Dividend Policy

During each quarter of fiscal 2007 as well as each of the third and fourth quarters of fiscal 2006, we declared a cash dividend. Prior to fiscal 2006, we had not paid a cash dividend on our common stock since our initial public offering in February 1999. We declared aggregate dividends of $32.3 million and $15.9 million during fiscal 2007 and fiscal 2006, respectively. We paid dividends of $32.1 million and $8.0 million during fiscal 2007 and fiscal 2006, respectively. In each case, the quarterly dividend declared and paid was $0.04 per share of outstanding common stock of DMFC.

Our Amended Senior Credit Facility and indentures generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. Under the credit facility, as amended, one of the exceptions provides that so long as no default or event of default has occurred and is continuing or would result therefrom, DMC may pay dividends to DMFC in an aggregate amount not to exceed the sum of (i) $195 million plus (ii) 50% of consolidated net income of DMFC determined on a cumulative basis from October 31, 2005, plus (iii) at such time as no more than $25 million in principal amount of Del Monte’s 8 5/8% Senior Subordinated Notes due 2012 remain outstanding, an additional $110 million; provided that no dividend payment may be made under the credit facility if the making of such dividend payment would violate applicable provisions of Del Monte’s indentures. As of April 29, 2007, the amount available to be paid as additional dividends by DMC to DMFC under this provision of the credit facility was approximately $270 million. The restriction on DMC dividends described above currently is more restrictive than the comparable provisions in the indentures. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further.

We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 8. Short-Term Borrowings and Long-Term Debt” of our consolidated financial statements in this annual report on Form 10-K.

We expect to continue to use cash flows from operations (and other sources of cash, if any) to finance our working capital needs, to fund contributions to our defined benefit plans, to pay dividends (subject to the conditions described above), to fund transformation-related expenditures, to reduce debt, and to develop and grow our business. We may from time to time consider other uses for our cash flows from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions, future transformation or restructuring plans or share repurchases.

Stockholders

As of June 20, 2007, we had 33,156 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

Information required by Item 5 of Part II of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, under the caption relating to our Equity Compensation Plan, and such information is incorporated in this section by reference.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended April 29, 2007.

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

The December 19, 2005 ASB contained terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both us and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments was the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar.

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

Performance Graph

This Section is not soliciting material, is not deemed filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Set forth below is a line graph comparing the cumulative total return on Del Monte Foods Company common stock (listed on the New York Stock Exchange under the symbol “DLM”) with the total return of the Standard & Poor’s 500 and the Standard & Poor’s MidCap Food, Beverage & Tobacco indexes, for the period commencing June 30, 2002 (the last trading day prior to the commencement of Del Monte’s fifth preceding fiscal year) and ending on April 27, 2007 (the last business day of the most recently completed fiscal year). The graph is based on the assumption that $100 was invested on June 30, 2002 in Del Monte’s common stock and in each index, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated. The selected historical financial data for the fiscal years ended April 29, 2007, April 30, 2006, May 1, 2005, and May 2, 2004 was derived from the audited balance sheets as of April 29, 2007, April 30, 2006, May 1, 2005, and May 2, 2004, respectively, and the audited statements of income for each of the years then ended, as audited by KPMG LLP. As a result of the need to classify certain assets as discontinued operations to conform to the fiscal 2006 presentation, the selected historical financial data as of and for the period ended April 27, 2003 is unaudited. For the periods prior to December 20, 2002, the selected historical financial data reflect the results of operations of the 2002 Acquired Businesses while under the management of Heinz, and include the results of the fruit, vegetable and tomato businesses post December 20, 2002. The 2002 Acquired Businesses were not historically managed as a standalone entity but as part of the operations of Heinz. Additionally, our financial statements for the first eight months of fiscal 2003 contain no debt or interest expense, and therefore are not indicative of the results of operations that would have existed if the 2002 Acquired Businesses had been operated as an independent company during these periods. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2007	2006	2005	2004	2003
	(in millions, except share and per share data)
Statement of Income Data (a)(b)(c)(d):
Net sales	$3,414.9	$2,998.6	$2,899.3	$2,856.3	$1,830.1
Cost of products sold	2,515.7	2,213.9	2,155.5	2,085.9	1,351.1

Gross Profit	899.2	784.7	743.8	770.4	479.0
Selling, general and administrative expense	577.6	479.9	449.5	424.4	286.9

Operating income	321.6	304.8	294.3	346.0	192.1
Interest expense	154.6	88.2	130.8	129.0	45.3
Other expense (income)	0.4	1.1	2.8	(1.7)	4.4

Income from continuing operations before income taxes	166.6	215.5	160.7	218.7	142.4
Provision for income taxes	53.6	78.5	60.1	77.8	44.4

Income from continuing operations	113.0	137.0	100.6	140.9	98.0
Income (loss) from discontinued operations (net of taxes of $(0.4), $18.1, $11.1, $14.8, and $23.2, respectively)	(0.4)	32.9	17.3	23.7	35.5

Net income	$112.6	$169.9	$117.9	$164.6	$133.5

Diluted earnings per common share:
Continuing operations	$0.55	$0.67	$0.48	$0.67	$0.56
Discontinued operations	—	0.16	0.08	0.11	0.20

	$0.55	$0.83	$0.56	$0.78	$0.76

Weighted average number of diluted shares outstanding	203,804,556	204,192,309	212,355,623	211,212,242	176,494,577

	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003
	(in millions)
Balance Sheet Data:
Total assets	$4,561.5	$3,622.9	$3,530.6	$3,459.7	$3,544.9
Long-term debt, excluding current portion	1,951.9	1,242.5	1,301.0	1,366.1	1,631.7
Stockholders’ equity	1,452.2	1,314.0	1,260.6	1,128.9	949.4

	Fiscal Year
	2007	2006	2005	2004	2003
	(in millions)
Cash Flow Data:
Cash flows provided by operating activities	$230.1	$261.2	$273.3	$277.5	$495.7
Cash flows provided by (used in) investing activities	(1,344.8)	182.4	(71.8)	(1.2)	(174.9)
Cash flows provided by (used in) financing activities	667.7	(129.0)	(92.6)	(283.0)	(285.2)
Capital expenditures	95.0	69.1	73.1	82.7	197.2

	Fiscal Year
	2007	2006	2005	2004	2003
Other Data:
Cash dividends per common share	$0.16	$0.08	$—	$—	$—

(a)	The fiscal 2003 financial results include the operations of the Del Monte Brands business after December 20, 2002.
(b)	The financial results prior to December 20, 2002 include no debt or interest expense.
(c)	The financial results for fiscal 2004 contain 53 weeks and the financial results in fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2003 contain 52 weeks.
(d)	The fiscal 2007 financial results include the operations for Meow Mix beginning May 19, 2006 and Milk-Bone beginning July 2, 2006—See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of these acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 29, 2007. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended April 29, 2007 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1A. “Risk Factors.”

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

On April 24, 2006, we sold certain assets and liabilities related to our private label soup, infant feeding and food service soup businesses (the “Soup and Infant Feeding Businesses”) to TreeHouse Foods, Inc. The results of operations of these businesses have been reclassified to discontinued operations for all periods presented. See “Note 3. Discontinued Operations” of our consolidated financial statements in this annual report on Form 10-K for a detailed discussion of this divestiture.

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The financial results of Meow Mix are reported within our Pet Products reportable segment. See “Executive Overview” below for a detailed discussion of this acquisition.

Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The financial results of Milk-Bone are reported within our Pet Products reportable segment. See “Executive Overview” below for a detailed discussion of this acquisition.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2007	2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$3,414.9	$2,998.6	$416.3	13.9%	11.5%	2.4%
Cost of Products Sold	2,515.7	2,213.9	301.8	13.6%	8.7%	4.9%

Gross Profit	899.2	784.7	114.5	14.6%
Selling, General and Administrative Expense (“SG&A”)	577.6	479.9	97.7	20.4%

Operating Income	$321.6	$304.8	$16.8	5.5%

Gross Margin	26.3%	26.2%
SG&A as a % of net sales	16.9%	16.0%
Operating Income Margin	9.4%	10.2%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our fiscal 2007 results reflect the impact of the Meow Mix and Milk-Bone acquisitions, increased pricing across our business, and the net impact of continuing inflationary cost pressures. In fiscal 2007, we achieved net sales of $3,414.9 million, operating income of $321.6 million and net income of $112.6 million, compared to net sales of $2,998.6 million, operating income of $304.8 million and net income of $169.9 million in fiscal 2006. Interest expense increased by $66.4 million in fiscal 2007 to $154.6 million, as compared to $88.2 million in fiscal 2006, primarily as a result of the acquisitions.

We continued to generate strong cash flow in fiscal 2007. We used cash generated to partially fund acquisitions, repay debt and fund transformation expenditures, among other things. See “Transformation Plan” below for a detailed description of our transformation plan.

In June 2005, we announced our long-term strategy, or Strategic Plan, designed to fulfill our mission to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market. In line with our Strategic Plan, on May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.6 million as of April 29, 2007 and consisted of an initial $705.6 million cash payment, an additional $3.2 million cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $12.8 million. We funded the Meow Mix acquisition with proceeds from the divestiture of the Soup and Infant Feeding Businesses, as well as with cash from operations and additional debt.

Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was

$593.0 million as of April 29, 2007 and consisted of a $580.2 million cash payment, an additional $2.3 million cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.5 million. We funded the Milk-Bone acquisition with additional debt.

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

Overall, our fiscal 2007 sales were positively impacted by $426.5 million in sales from the acquisitions and modest growth of $14.2 million in sales in our Del Monte Brands operating segment, partially offset by a $23.5 million decrease in sales in our StarKist Seafood operating segment. Across the Company, despite our cost reduction programs, higher costs as described in “Economic Factors” below negatively impacted our results. Costs particularly impacted our StarKist Seafood operating segment in fiscal 2007, where we were less effective at mitigating costs through pricing and cost reduction programs. In addition, lower volumes in our StarKist Seafood operating segment, driven primarily by category declines resulting from price increases, slowed innovation in our pouch products, and confusion around a revised label in our specialty tuna product, also negatively impacted our operating income. We believe efforts we are undertaking or plan to undertake will improve the results of operations in our StarKist Seafood operating segment over the next 12 to 18 months.

Our fiscal 2007 operating income was also negatively impacted by $35.8 million in transformation-related expenses.

Economic Factors

During fiscal 2007, we experienced higher ingredient, commodity and raw product costs, as well as higher energy, logistics and other transportation costs, higher tinplate and other packaging costs, and higher manufacturing costs. We implemented price increases across all of our operating segments which partially offset these cost increases. We believe that we will continue to experience cost increases in fiscal 2008, primarily in ingredient, commodity and raw product costs, as well as tinplate and other packaging costs. In particular, the acceleration of ethanol production is having an acute impact on our raw product and ingredient costs. The impact from ethanol is pervasive, and includes the direct impact on corn and soy meal costs and secondary impacts on green beans, peas and other vegetables as farmers shift acreage from these crops to corn, as well as on fats and oils.

Strategic Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market. As part of our long-term strategy announced in early fiscal 2006 and referred to as Project Brand, we plan to continue to focus on five main goals. These goals include 1) innovation and brand driven growth, 2) portfolio optimization, 3) asset and cost streamlining, 4) mergers and acquisitions vigilance, and 5) financial flexibility. Each of these goals and our progress against these goals is described below.

Innovation and brand driven growth—We leveraged our brands and innovation to expand sales in our existing categories. We believe that in our Consumer Products segment, our Del Monte brand has potential beyond its traditional product categories. Over 90% of our products are all natural, without preservatives, and we believe they have the potential to help meet the health and wellness needs of our consumers. We built on that potential in fiscal 2007 with the introduction of Del Monte Fruit

Chillers, new flavors of Fruit Naturals, Del Monte No Sugar Added Fruit and Del Monte Organic Vegetables. We believe our StarKist brand and the seafood category have potential beyond the traditional canned products. In our Pet Products segment, we leveraged our innovation and brand building ability through the introduction of products such as 9 Lives Daily Essentials, Meow Mix Market Select Cups, Kibbles ‘n Bits Brushing Bites and Pup-Peroni Ribs products. We plan to continue to focus our innovation against our key higher margin and higher growth categories.

Portfolio optimization—We sold a perpetual license for S&W branded dry soaked beans and related products, as well as the rights to the S&W trademark in Australia and New Zealand during fiscal 2007. We plan to continue improving our inventory management, reduce supply chain costs and simplify our overall business, as well as to invest in on-strategy higher margin areas of our business. Our strategy may also involve exploring divestures of businesses or other assets that do not meet our portfolio or asset requirements.

Asset and cost streamlining—We will continue to review our asset base for alignment with our brand-driven strategy. Our goal is to create a sourcing and supply chain structure that will provide greater flexibility. Our significant cost reduction initiatives in fiscal 2006 and fiscal 2007 reduced and realigned our cost base and helped offset a portion of the cost increases that impacted us in fiscal 2007. We expect that these initiatives will result in additional cost savings over the next year that will help mitigate the continued cost pressures from the economic factors described above.

Mergers and acquisitions vigilance—During fiscal 2007, we completed the Meow Mix and Milk-Bone acquisitions as described in the “Executive Overview” above. We believe these acquisitions will continue to improve the competitive position of our pet products portfolio and enhance our overall gross margins. We continue to believe that the Del Monte platform has the potential to add value to acquired U.S. brands and we will continue to evaluate acquisition opportunities.

Financial flexibility—We plan to continue to manage debt while we return cash to stockholders. In fiscal 2006, we executed a $125 million stock repurchase as described in “—Liquidity and Capital Resources.” In addition, we have declared quarterly cash dividends of $0.04 per share of our common stock since the third quarter of fiscal 2006. We expect to continue to pay quarterly dividends; however, there can be no assurance that future dividends will be declared or paid. The declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.

Transformation Plan

On June 22, 2006, consistent with the objectives of our Strategic Plan, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added, consumer packaged food company. Once complete, the transformation plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the recent acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

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

We expect to incur total pre-tax costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $46 million of pre-tax cash expenses, $54 million in anticipated capital expenditures and $10 million of pre-tax non-cash expenses. As of April 29, 2007, we have incurred approximately $62.8 million of these expected total costs, including approximately $28.8 million of pre-tax cash expenses, approximately $27.0 million of capital expenditures and approximately $7.0 million of pre-tax non-cash expenses. We began to generate savings in fiscal 2007, and expect to capture approximately $40 million of pre-tax savings in fiscal 2008 and approximately $50 million in fiscal 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, these estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” of our consolidated financial statements in this annual report on Form 10-K. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during fiscal 2007 and fiscal 2006 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $7.0 million and $4.3 million, respectively, which related to prior year activity. These adjustments represented less than 1% of our trade promotion expense in both fiscal 2007 and fiscal 2006.

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

Since the DB plans benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the DB plans and for the other benefits. The discount rate used to determine DB plans and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine DB plans and other benefits expense for the following fiscal year. The long-term rate of return for DB plans’ assets is based on our historical experience, our DB plans’ investment guidelines and our expectations for long-term rates of return. Our DB plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plans and other benefits:

	April 29, 2007	April 30, 2006
Pension Benefits
Discount rate used in determining projected benefit obligation	6.20%	6.15%
Rate of increase in compensation levels	4.26%	4.27%
Other Benefits
Discount rate used in determining projected benefit obligation	6.20%	6.15%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plans and other benefits:

	Fiscal Year
	2007	2006	2005
Pension Benefits
Discount rate used to determine periodic benefit cost	6.15%	5.75%	6.25%
Rate of increase in compensation levels	4.27%	4.28%	4.94%
Long-term rate of return on assets	8.25%	8.50%	8.75%
Other Benefits
Discount rate used to determine periodic benefit cost	6.15%	5.70%	6.25%

For measurement purposes, a 9.0% and a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2007 and fiscal 2006, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next five years and remain at that level thereafter. For the health maintenance organization plans, an 11.0% and a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2007 and fiscal 2006, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next seven years. A 5.0% and a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2007 and fiscal 2006, respectively.

Sensitivity of Assumptions. If we assumed a 100 basis point change in the following assumptions, our fiscal 2007 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(19.0)	$25.1
Discount rate used in determining net pension expense	(1.6)	2.6
Long-term rate of return on assets used in determining net pension expense	(3.0)	3.1
Other Benefits
Discount rate used in determining projected benefit obligation	(12.6)	15.0

An increase in the assumed health care cost trend by 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2007 year-end by $13.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.1 million. A decrease in the assumed health care cost trend by 100 basis points would decrease the postretirement benefit obligation for the fiscal 2007 year-end by $11.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.9 million.

Future Expense. Our fiscal 2008 pension expense for our qualified DB plans is currently estimated to be approximately $10.1 million and other benefits expense is estimated to be approximately $0.8 million. These estimates incorporate our 2008 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” only those that have been purchased have a carrying value on our consolidated balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have useful lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated useful lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

We engaged third-party valuation experts to assist in the valuation of identifiable intangible assets, consisting of brands and customer relationships, acquired in connection with the Meow Mix and Milk-Bone acquisitions discussed in “Executive Overview” above.

Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount factors and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during fiscal 2007, fiscal 2006 or fiscal 2005. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2007. During fiscal 2006 and fiscal 2005, we determined that immaterial unamortized balances of Amortizing Brands were impaired, and, accordingly, recognized an impairment charge to write-off such immaterial balances. At April 29, 2007, we had $1,389.3 million of goodwill, $1,071.2 million of Non-Amortizing Brands, $41.6 million of Amortizing Brands, net of amortization and $85.8 million of customer relationships, net of amortization. The Pet Products segment has 86% of the goodwill and 59% of the Non-Amortizing Brands. The Consumer Products segment has the remaining 41% of the Non-Amortizing Brands, with the Del Monte brand itself comprising 33% of the total. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

Stock Option Expense

We believe an effective way to align the interests of certain employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is typically equivalent to our stock price on the date of the grant (as set forth in our stock incentive plan). Typically, these employees vest in stock options in equal annual installments over a four year period and such options generally have a ten-year term until expiration.

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

Fair Value Method of Accounting. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. We adopted the provisions of SFAS 123R as of May 1, 2006 and have elected to use the modified prospective transition method of adoption.

Prior to May 1, 2006, we followed the fair value recognition provisions of SFAS 123, to account for our stock-based compensation effective at the beginning of fiscal 2004. We elected the prospective method of transition as permitted by FASB SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective April 28, 2003, future employee stock option grants and other stock-based compensation were expensed over the vesting period, based on the fair value at the time the stock-based compensation was granted.

The fair value of stock options granted was $10.2 million, $8.8 million, $15.3 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The fair value of stock options granted will be recognized as stock compensation expense over the vesting period of the options.

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

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal Year
	2007	2006	2005
Weighted average exercise price	$10.57	$10.24	$10.60
Risk-free interest rate	4.7%	4.2%	3.6%
Expected stock volatility	30.7%	29.6%	32.0%
Dividend yield	1.4%	0.9%	0.0%
Expected life (in years)	7.0	7.0	7.0
Weighted average option value	$3.78	$3.73	$4.39

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

Sensitivity of Assumptions (1). If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase(decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Risk-free interest rate	6.2%	(6.2)%
Expected stock volatility	2.1%	(2.1)%
Dividend yield	(12.6)%	14.1%
Expected life	5.8%	(6.6)%

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 27, 2007, expected life of seven years, risk-free interest rate equal to the April 27, 2007 rate for seven-year Treasury constant maturity bonds, average stock volatility used during fiscal 2007, and expected dividend yield of 1.4%.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to estimate the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2007, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.7 million as a result of favorable claims history and reforms in California workers’ compensation benefits laws.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Net sales

	Fiscal Year
	2007	2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,133.0	$2,142.3	$(9.3)	(0.4)%	(2.8)%	2.4%
Pet Products	1,281.9	856.3	425.6	49.7%	47.3%	2.4%

Total Company	$3,414.9	$2,998.6	$416.3	13.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $416.3 million, or 13.9%, in fiscal 2007 compared to fiscal 2006. The increase was primarily due to increased net sales in our Pet Products reportable segment resulting from the Meow Mix and Milk-Bone acquisitions described in “Executive Overview” above.

Net sales in our Consumer Products reportable segment decreased by $9.3 million, or 0.4% in fiscal 2007 compared to fiscal 2006. Volume declines, primarily from price elasticity (the volume decline associated with price increases) and the absence of certain S&W-related sales (due to our sale of a license and rights related to these products as discussed below), drove a 2.8% decrease in net sales. This decrease was partially offset by increased pricing of 2.4%. The Del Monte Brands operating segment had sales of $1,590.6 million in fiscal 2007, an increase of $14.2 million or 1.0% over fiscal 2006. We benefited from price increases and new product volume, partially offset by the effect of price elasticity and decreased volume of non-strategic peach products as a result of the reduced crop of peaches. The StarKist Seafood operating segment had sales of $542.4 million, a decrease of $23.5 million or 4.2%, compared to fiscal 2006. This decrease was driven primarily by lower volume as a result of category declines resulting from price increases in chunk light products, slowed innovation in our pouch products, and confusion around a revised label in our specialty tuna product.

Net sales in our Pet Products reportable segment increased $425.6 million, or 49.7%, in fiscal 2007 compared to fiscal 2006. The increase was driven by $426.5 million in sales from the acquisitions. In addition, pricing and new products in dry cat, dry dog and pet snacks also drove sales growth, offset by lower volume in pet food sales.

Cost of products sold

Cost of products sold increased by $301.8 million, or 13.6%, in fiscal 2007 compared to fiscal 2006. This increase was primarily a result of the acquisitions, in addition to cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other costs, as well as higher tinplate and other packaging costs and higher energy, logistics and other transportation-related costs. In fiscal 2007, cost of products sold included transformation expenses of $6.2 million and integration costs of $1.4 million, while in fiscal 2006, we did not have such costs.

We expect to continue to see cost increases, primarily in ingredient, commodity and raw product costs, tinplate and other packaging costs and manufacturing and energy costs. In particular, we expect the StarKist Seafood operating segment’s costs to continue to be negatively impacted by continued high fish costs. In addition, StarKist Seafood may be impacted by wage and duty matters affecting our seafood operations.

Gross margin

Our gross margin percentage for fiscal 2007 increased 10 basis points to 26.3% compared to 26.2% for fiscal 2006. Acquisitions benefited gross margin by 2.2 points and net pricing benefited gross margin by 1.7 points. This benefit was partially offset by a 3.5 margin point reduction related to the higher costs noted above and a 0.3 margin point reduction due to product mix.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $97.7 million, or 20.4%, during fiscal 2007 compared to fiscal 2006. This increase was primarily driven by incremental SG&A costs associated with the acquired businesses, including marketing expenses in the Pet Products reportable segment as a result of the acquisitions, transformation-related expenses of $29.6 million and $11.9 million of integration costs. There were no integration or transformation costs in fiscal 2006. In addition, promotions for our legacy brands contributed to the increase in SG&A. In total, marketing expense increased $27.5 million in fiscal 2007 as compared to fiscal 2006. The increases in SG&A were partially offset by total gains of $9.5 million on the sale of a perpetual license for S&W branded dry soaked beans and related products, as well as the sale of the rights to the S&W trademark in Australia and New Zealand.

Operating income

	Fiscal Year
	2007	2006	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$170.4	$212.4	$(42.0)	(19.8)%
Pet Products	234.0	141.8	92.2	65.0%
Corporate (a)	(82.8)	(49.4)	(33.4)	67.6%

Total Company	$321.6	$304.8	$16.8	5.5%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income increased by $16.8 million, or 5.5%, during fiscal 2007 compared to fiscal 2006, primarily due to the acquisitions and higher product pricing, partially offset by the higher costs noted above. The increase in operating income in fiscal 2007 was also impacted by $35.8 million of transformation-related expenses and $13.3 million of integration costs incurred in fiscal 2007. We did not have any transformation-related expenses or integration costs in fiscal 2006.

Our Consumer Products reportable segment’s operating income decreased by $42.0 million, or 19.8%, during fiscal 2007, compared to fiscal 2006. This decrease was driven primarily by the operating results of the StarKist Seafood operating segment, including higher costs, as well as the decrease in volume, partially offset by pricing. In addition, our Del Monte Brands operating segment was also affected by higher costs, increased pricing and the impact of the S&W sales described above.

Our Pet Products reportable segment’s operating income increased by $92.2 million, or 65.0%, during fiscal 2007 compared to fiscal 2006. This increase was driven primarily by the acquisitions and pricing, partially offset by $13.3 million in integration costs.

Our Corporate Expenses increased by $33.4 million, or 67.6%, in fiscal 2007 compared to fiscal 2006, primarily due to transformation-related expenses of $29.2 million (which were absent in fiscal 2006).

Interest expense

Interest expense increased by $66.4 million, or 75.3%, in fiscal 2007 compared to fiscal 2006. This increase was driven by higher average debt levels as a result of the Meow Mix and Milk-Bone acquisitions, as well as increased interest rates.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2007 was 32.2% compared to 36.4% for fiscal 2006. The decrease in the tax rate was primarily due to a greater portion of income earned in lower tax rate jurisdictions, a decrease in state taxes, utilization of foreign losses, and the reversal of a portion of the valuation allowance relating to foreign net operating loss carryforwards. We expect our effective tax rate to be between 34% and 36% in fiscal 2008.

Income (loss) from discontinued operations

The loss from discontinued operations of $0.4 million for fiscal 2007 is primarily related to minor activities and changes in estimates as we perform the final wind-down of items related to the Soup and Infant Feeding Businesses. Income from discontinued operations of $32.9 million for fiscal 2006 primarily represents the results of operations of the Soup and Infant Feeding Businesses that were sold in the fourth quarter of fiscal 2006.

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

Net sales in our Consumer Products reportable segment increased by $82.9 million, or 4.0% in fiscal 2006 compared to fiscal 2005. Increased pricing drove 5.5% net sales growth during the year, driven by pricing gains reflected throughout the reportable segment. The pricing increase was partially offset by volume declines, primarily from price elasticity (the volume decline associated with price increases). The Del Monte Brands operating segment had sales of $1,576.4 million in fiscal 2006, an increase of $61.0 million or 4.0% over fiscal 2005. We benefited from price increases, increased fruit volume driven by the health and wellness trend and new product volume, partially offset by the effect of price elasticity. To a lesser degree, we also benefited from increased tomato sales, resulting from customers buying in advance of our May 1 price increase. The StarKist Seafood operating segment had sales of $565.9 million, an increase of $21.9 million or 4.0%, compared to fiscal 2005. This increase was primarily due to pricing actions and increased sales volume of pouch products. The impact of such increases was partially offset by expected sales volume decreases of chunk light halves driven by our strategic decision to increase pricing and reduce overall promotional activity for such products.

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

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, and other general business purposes. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Additionally, during the first quarter of fiscal 2007, we used additional debt, including debt under our revolving credit facility, and cash to fund acquisitions as described in “Executive Overview” above. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions, future transformation or restructuring plans or share repurchases. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to our defined benefit pension plans and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. We currently expect to make contributions of approximately $41 million in fiscal 2008, which includes a minimum contribution of approximately $16 million and an incremental contribution of approximately $25 million. We currently anticipate making the incremental contribution in fiscal 2008 as a result of the Act. If we do not make the incremental contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted. Refer to “Note 12. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for a description of our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2007, based on seasonal liquidity needs.

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

On January 20, 2006, we entered into an amendment of the 2005 Credit Facility (such amendment, the “First Amendment”). The material terms of the First Amendment were as follows: (i) the First Amendment made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business; (ii) the First Amendment changed the requirements for mandatory prepayments from material asset dispositions of DMFC and its subsidiaries with respect to such asset dispositions that were consummated on or prior to July 30, 2006; (iii) the First Amendment made less restrictive the covenant limiting the ability of DMC to pay dividends to DMFC; (iv) the First Amendment made less restrictive the financial covenant requiring that a specified total debt ratio not be exceeded; and (v) the First Amendment changed the definition of “cash equivalents” in the 2005 Credit Facility to better reflect the anticipated cash investment practices of DMC and DMFC.

In accordance with the terms of the then in effect 2005 Credit Facility, as amended, DMC was required to make a prepayment of term loan debt in the amount of 20% of the Net Cash Proceeds, as defined in the 2005 Credit Facility, received in connection with and upon the consummation of, certain Major Dispositions, as defined in the 2005 Credit Facility, prior to July 30, 2006. Such prepayment was required to be made substantially contemporaneously with the consummation of the applicable Major Disposition. The sale of the Soup and Infant Feeding Businesses described in

“Note 3. Discontinued Operations” of our consolidated financial statements in this annual report on Form 10-K, qualified as such a Major Disposition. The applicable mandatory prepayment of $43.3 million was applied to reduce term loan debt in May 2006.

On May 19, 2006, we entered into an amendment of the 2005 Credit Facility (such amendment, the “Second Amendment” and the 2005 Credit Facility, as amended by the First Amendment and the Second Amendment, hereinafter the “2006 Credit Facility”). The amendment, among other things, increased the existing Term Loan B facility commitments to a total of $790.9 million and increased the existing revolving credit facility commitments to a total of $450.0 million, in each case in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the Second Amendment, we borrowed an additional $65.0 million in Term B loans and $125.0 million under our revolving credit facility to provide a portion of the funding for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006, we borrowed an additional $580.0 million in Term B loans and $13.0 million under our revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction related expenses. Pursuant to the terms of the 2006 Credit Facility, scheduled amortization with respect to the Term B loans was recalculated as of July 3, 2006 to reflect the higher total principal amount resulting from the $580.0 million Term B loan borrowing on such date.

On August 15, 2006, we entered into a third amendment of our senior credit facility (such amendment, the “Third Amendment,” and the 2006 Credit Facility, as amended through August 15, 2006, the “Amended Senior Credit Facility”). On the effective date of the amendment, we borrowed an additional $100.0 million in Term B loans, which proceeds (net of fees and expenses) were used to reduce the then-outstanding balance of the revolving credit facility. The new Term B loans amortize on a pro rata basis with the existing Term B loans, and the other terms and conditions of the new Term B loans (including without limitation the applicable interest rate) are the same as the terms and conditions set forth in the Amended Senior Credit Facility applicable to the existing Term B loans.

The interest rate spread for the Term Loan A facility under the Amended Senior Credit Facility is subject to adjustment periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). The interest rate spread for the Term Loan B facility under the Amended Senior Credit Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Amended Senior Credit Facility). These interest rate margins and commitment fee under the Amended Senior Credit Facility are unchanged from those in effect under the 2005 Credit Facility. The letter of credit sublimit under the Amended Senior Credit Facility continues to be $100 million. DMC’s obligations under the Amended Senior Credit Facility are guaranteed by DMFC and certain domestic subsidiaries of DMC, including, pursuant to a subsidiary guaranty supplement executed in connection with the Second Amendment, Meow Mix related entities. DMC’s obligations under the Amended Senior Credit Facility are secured by a lien on substantially all of its assets. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC. The obligations of each subsidiary guarantor under its guaranty are secured by a lien on substantially all of each such subsidiary guarantor’s assets.

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

Revolving Credit Facility

On December 20, 2002, in connection with the 2002 Merger, DMC established a $300.0 million six-year floating rate revolving credit facility with several lender participants as part of its senior credit facility. On January 30, 2004, we completed an amendment of our senior credit facility, which reduced the then effective interest rate spread for the then-existing revolving credit facility. As part of the 2005 Refinancing, we increased the revolving credit facility to $350.0 million and further reduced the effective interest rate spread. In connection with the Second Amendment, we increased the revolving credit facility that is part of the Amended Senior Credit Facility to $450.0 million.

The revolving credit facility interest rate spread is subject to increase or decrease based upon grid pricing determined by our total debt ratio as defined in the Amended Senior Credit Facility. We use the revolving credit facility to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of Del Monte Brands operating segment’s inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the revolving credit facility does fluctuate significantly during the year. As of April 29, 2007, the then effective interest rate for the outstanding balance on the revolving credit facility (consisting entirely of swing line borrowings) under the Amended Senior Credit Facility was the Swing Line Loan Rate of 8.75%, comprised of a spread of 0.5% over the Bank of America prime rate. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility. As of April 29, 2007, our net availability under the revolving credit facility, reflecting $47.8 million of outstanding letters of credit and outstanding swing line borrowings of $21.0 million, was $381.2 million. The outstanding balance on the revolving credit facility was $21.0 million (consisting solely of swing line borrowings) and $0 at the end of fiscal 2007 and fiscal 2006, respectively. The revolving credit facility will mature, and the commitments thereunder will terminate, on February 8, 2011.

Term Loan Obligations

On December 20, 2002, in connection with the 2002 Merger, DMC borrowed $945.0 million under a six-year floating rate term loan and an eight-year floating rate term loan which was denominated in both U.S. Dollars and Euros. Each of the 2002 Term Loan A and Term Loan B was made pursuant to the terms of our senior credit facility. On January 30, 2004, we completed an amendment of our senior credit facility, which, among other things, reduced and fixed the interest rate spread for the then-existing Term Loan B at 2.25% over LIBOR.

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

The interest rate spread for the Term Loan A facility under the 2006 Credit Facility was subject to adjustment periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term Loan B facility under the 2006 Credit Facility was fixed at 1.50% over the Eurodollar Rate.

The interest rate spread for the Term Loan A facility under the Amended Senior Credit Facility may be adjusted periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term Loan B facility under the Amended Senior Credit Facility is at our option, either (a) the Base Rate, as defined in the Amended Credit Agreement, plus 0.50% per annum or (b) the Eurodollar Rate, as defined in the Amended Credit Agreement, plus 1.50% per annum. As of April 29, 2007, the interest rate payable under the Amended Senior Credit Facility on the Term Loan A facility and on the Term Loan B facility was 6.82% and 6.84%, respectively. As of April 30, 2006, the interest rate payable on both the Term Loan A facility and Term Loan B facility was 6.50%.

The Term Loan A facility under the Amended Senior Credit Facility will be due in full on February 8, 2011 and the Term Loan B facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term Loan A facility is approximately the following percentages of the original outstanding principal amount (adjusted for prepayments): 5.0% for fiscal year 2008, 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term Loan B facility outstanding principal amount as of the effective date of the Third Amendment is approximately 1.00% per annum with respect to each of the quarterly payments from July 27, 2007 through January 28, 2011, with the remaining 95.5% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term Loan A facility and Term Loan B facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Amended Senior Credit Facility.

As of April 29, 2007, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

Notes

On December 20, 2002, in connection with the 2002 Merger, SKF (thereafter renamed DMC) issued $450.0 million ($300.0 million of which was issued directly to and subsequently sold by Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes. The 8 5/8% Notes are also guaranteed by DMFC. We have the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer.

On May 15, 2001, pre-Merger DMC sold $300.0 million of 9 1/4% Notes with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the 2002 Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes were also guaranteed by DMFC. In connection with the 2005 Refinancing, we consummated the 2005 Offer with respect to almost all of our outstanding 9 1/4% Notes. The 2005 Offer expired on February 7, 2005 (the “Expiration Time”). We accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. On April 14, 2006, DMC issued a notice of redemption to holders of its remaining 9 1/4% Notes. Consummation of the redemption occurred on May 15, 2006 (the “Redemption Date”), when the 9 1/4% Notes were redeemed in full, including the premium payable and accrued and unpaid interest as of the Redemption Date. The recorded premium of $12.0 million as of the date of the 2002 Merger was amortized through earnings as a reduction to interest expense over the life of the 9 1/4% Notes. Amortization of $0, $0.1 million and $1.0 million was recognized for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In addition, in fiscal 2005, approximately $9.0 million of premium was recorded as a reduction to interest expense in conjunction with the 2005 Offer.

In connection with the 2005 Refinancing, through a private placement offering, we issued $250.0 million principal amount of new 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005.

Upon consummation of the Meow Mix acquisition, the Meow Mix entities acquired by Del Monte, in addition to the existing subsidiary guarantors, guaranteed DMC’s obligations under the 8 5/8% Notes and the 6 3/4% Notes and DMC’s obligations under the Amended Senior Credit Facility.

Restrictive and Financial Covenants

Our Amended Senior Credit Facility and the indentures governing our senior subordinated notes, contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our Amended Senior Credit Facility also contains financial covenants. The summary of these restrictive and financial covenants set forth below is qualified by reference to our Amended Senior Credit Facility, our senior subordinated note indentures, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission.

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

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of April 29, 2007. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Amended Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in our credit facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.”

Dividends

During each quarter of fiscal 2007, we declared a cash dividend of $0.04 per share of Company common stock. Accordingly, during fiscal 2007, aggregate dividends of $32.3 million were declared, and dividends of $32.1 million were paid during the year. During each of the third and fourth quarters of fiscal 2006, we declared a cash dividend of $0.04 per share of Company common stock. Accordingly, during fiscal 2006, aggregate dividends of $15.9 million were declared, of which $8.0 million were paid during the year. We did not pay dividends prior to fiscal 2006.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 29, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term Debt	$1,981.3	$29.4	$89.4	$1,612.5	$250.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	243.0	45.3	79.9	50.1	67.7
Purchase Obligations (1)	1,260.1	520.8	523.7	184.8	30.8
Other Long-term Liabilities Reflected on the Balance Sheet	229.5	—	73.3	32.2	124.0

Total Contractual Obligations	$3,713.9	$595.5	$766.3	$1,879.6	$472.5

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at the end of fiscal 2007, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 29, 2007. Aggregate future payments for our grower commitments are estimated based on April 29, 2007 pricing and fiscal 2007 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2007 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2006, the most recent period for which annual incentive awards have been paid as of June 27, 2007. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 29, 2007, we had $47.8 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2007, our cash and cash equivalents decreased by $446.9 million. Cash provided by operating activities, provided by (used in) investing activities, and provided by (used in) financing activities for fiscal 2007, 2006 and 2005 is presented in the table below.

	Fiscal Year
	2007	2006	2005
	(in millions)
Net Cash Provided by Operating Activities	$230.1	$261.2	$273.3
Net Cash Provided by (Used in) Investing Activities	(1,344.8)	182.4	(71.8)
Net Cash Provided by (Used in) Financing Activities	667.7	(129.0)	(92.6)

Operating Activities

Cash provided by operating activities during fiscal 2007 was $230.1 million compared to $261.2 million in fiscal 2006. This $31.1 million decrease was primarily driven by the decrease in net income and the payment of fiscal 2006 employee annual incentive awards of $17.9 million in fiscal 2007; there were no such payments in fiscal 2006.

Cash provided by operating activities during fiscal 2006 was $12.1 million less than cash provided by operating activities during fiscal 2005. The decrease in cash provided by operating activities was largely driven by increased accounts receivable balances due to higher sales in the fourth quarter of fiscal 2006 than in fiscal 2005, partially offset by the absence of employee annual incentive award payments in fiscal 2006 (fiscal 2004 bonuses were paid in fiscal 2005).

Investing Activities

Cash used in investing activities was $1,344.8 million during fiscal 2007, which primarily consisted of $1,310.6 million used for the acquisitions as described in “Executive Overview” above along with capital expenditures of $95.0 million driven by increased overall spending associated with the execution of our transformation plan and other capital projects.

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

Capital expenditures in fiscal 2007, fiscal 2006 and fiscal 2005 were $95.0 million, $69.1 million and $73.1 million, respectively. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2007, cash provided by financing activities was $667.7 million, which consisted primarily of $20.1 million in net short-term borrowings as a result of financing the acquisitions and incurring normal seasonal borrowings for operations, Term B loan borrowings of $745.0 million, Term B loan scheduled principal repayments of $64.8 million, and $32.1 million in dividend payments.

During fiscal 2006, we used $129.0 million in financing activities, which consisted primarily of the $125 million share repurchase described in “Off-Balance Sheet Arrangements” below.

During fiscal 2005, we used $92.6 million in financing activities. We repaid $4.7 million of long-term debt, spent $42.2 million to refinance our senior credit facilities and repaid an additional $55.0 million of long-term debt in connection with the Refinancing.

Off-Balance Sheet Arrangements

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

The December 19, 2005 ASB contained terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both us and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments was the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we plan to adopt the pronouncement in the first quarter of fiscal 2008. We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 for our fiscal year beginning April 28, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 have been applied as of April 29, 2007. The measurement provisions are effective for fiscal years ending after December 15, 2008. See “Note 12. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for the impact of adoption of these provisions. We intend to adopt the measurement provisions of SFAS 158 as of May 3, 2009. We are currently evaluating the impact of the measurement provisions of SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. We have adopted the provisions of SAB 108 as of April 29, 2007. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact of SFAS 159 on our consolidated financial statements.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in commodity and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. In prior periods, our risk management program included the objective of minimizing our exposure to changes in interest rates. In the future, we may choose to incorporate this objective into our risk management program again.

During fiscal 2007, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

Interest Rates: Our debt primarily consists of fixed rate notes and floating rate term loans. We also use our floating rate revolving credit facility to fund seasonal working capital needs and other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

In prior periods, we managed our interest rate risk to a portion of our floating rate debt by entering into interest rate swaps in which we received floating rate payments and made fixed rate payments. On February 24, 2003, we entered into six interest rate swaps, with a combined notional amount of $300.0 million, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the six swaps and a portion of our interest payments on our floating rate debt. These six swaps expired on April 28, 2006. We had two interest rate swaps with a combined notional amount of $125.0 million which were entered into by pre-Merger DMC. On December 31, 2002, a formal cash flow hedge accounting relationship was established between the two swaps and a portion of our interest payments on our floating rate debt. These two interest rate swaps expired on September 30, 2004.

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

During fiscal 2005, we reduced interest expense by $1.4 million resulting from the amortization of a $6.9 million swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. At the end of fiscal 2005, the swap liability was fully amortized in conjunction with the expiration of the interest rate swaps with a combined notional amount of $125.0 million on September 30, 2004.

The table below presents our market risk associated with debt obligations as of April 29, 2007. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on April 29, 2007.

	Maturity						Total	Fair Value April 29, 2007
	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$250.0	$700.0	$723.1
Average Interest Rate	—	—	—	—	8.63%	6.75%	7.96%
Variable Rate	$29.4	$39.6	$49.8	$494.1	$668.4	$—	$1,281.3	$1,281.3
Average Interest Rate	6.83%	6.82%	6.82%	6.83%	6.84%	—	6.83%

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On April 29, 2007, the fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.9 million. The fair values of our commodities hedges were recorded as current assets of $0.8 million and current liabilities of $0.1 million at April 30, 2006.

Other: During fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of fiscal 2006, we began a hedging program whereby heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. We have entered into futures or options contracts to cover a portion of our projected diesel fuel costs in certain periods since the program’s inception. These contracts generally have a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of April 29, 2007 and April 30, 2006 all such contracts were closed. We expect to continue our hedging program with respect to diesel fuel and other energy costs during fiscal 2008.

During the fourth quarter of fiscal 2006, we began a hedging program for natural gas. We accounted for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $1.1 million. As of April 30, 2006, the fair values of our natural gas hedges were recorded as current assets of $0.6 million and current liabilities of $1.2 million.

The table below presents our commodity, natural gas and heating oil derivative contracts as of April 29, 2007. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on April 29, 2007 are scheduled to mature prior to the end of fiscal 2008.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	60,100	780,000	3,870,000	705,000	1,350,000
Weighted Average Price	$208.31	$0.31	$3.97	$5.01	$7.77
Contract Amount ($ in millions)	$12.5	$0.2	$15.4	$3.5	$10.5
Fair Value ($ in millions)	$(0.3)	$—	$(0.9)	$0.1	$1.1
Options
Calls (Long)
Contract Volumes	24,000	—	3,900,000	—	—
Weighted Average Strike Price	$240.00	$—	$4.08	$—	$—
Weighted Average Price Paid	$13.96	$—	$0.34	$—	$—
Fair Value ($ in millions)	$0.1	$—	$1.0	$—	$—
Puts (Written)
Contract Volumes	—	—	3,900,000	—	—
Weighted Average Strike Price	$—	$—	$3.55	$—	$—
Weighted Average Price Received	$—	$—	$(0.16)	$—	$—
Fair Value ($ in millions)	$—	$—	$(1.1)	$—	$—

Foreign Currency: During the fourth quarter of fiscal 2007, we began a hedging program to manage our exposure to fluctuations in foreign currency exchange rates. We have entered into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of April 29, 2007 the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. We expect to continue our hedging program with respect to foreign currency during fiscal 2008.

The table below presents our foreign currency derivative contracts as of April 29, 2007. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on April 29, 2007 are scheduled to mature prior to the end of fiscal 2008.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	159.2
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$14.4
Contract Amount ($ in millions)	$14.3
Average Contractual Exchange Rate (pesos/$US)	11.11

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Fiscal Year
	2007	2006	2005
	(In millions)
(Increase) decrease in other comprehensive income (a)	$(0.3)	$0.5	$0.1
(Increase) decrease in deferred tax liabilities	(0.2)	0.3	—
Increase (decrease) in cost of products sold	2.9	(0.1)	2.9
Increase (decrease) in other expense	(0.3)	—	1.5

(a)	The change in other comprehensive income is net of related taxes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of April 29, 2007 and April 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 29, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

June 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Del Monte Foods Company and subsidiaries maintained effective internal control over financial reporting as of April 29, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 29, 2007, and our report dated June 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California.

June 26, 2007

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	April 29, 2007	April 30, 2006

ASSETS
Cash and cash equivalents	$13.0	$459.9
Restricted cash	—	43.3
Trade accounts receivable, net of allowance	261.1	237.8
Inventories	809.9	764.2
Prepaid expenses and other current assets	132.5	111.9

TOTAL CURRENT ASSETS	1,216.5	1,617.1
Property, plant and equipment, net	718.6	641.4
Goodwill	1,389.3	758.7
Intangible assets, net	1,198.6	572.5
Other assets, net	38.5	33.2

TOTAL ASSETS	$4,561.5	$3,622.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$508.7	$450.9
Short-term borrowings	21.8	1.7
Current portion of long-term debt	29.4	58.6

TOTAL CURRENT LIABILITIES	559.9	511.2
Long-term debt	1,951.9	1,242.5
Deferred tax liabilities	368.0	228.1
Other non-current liabilities	229.5	327.1

TOTAL LIABILITIES	3,109.3	2,308.9

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 214,208,733 issued and 202,211,661 outstanding at April 29, 2007 and 212,114,276 issued and 200,117,204 outstanding at April 30, 2006)	$2.1	$2.1
Additional paid-in capital	1,021.7	989.5
Treasury stock, at cost	(133.1)	(126.5)
Accumulated other comprehensive income (loss)	24.4	(7.9)
Retained earnings	537.1	456.8

TOTAL STOCKHOLDERS’ EQUITY	1,452.2	1,314.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,561.5	$3,622.9

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2007	2006	2005
Net sales	$3,414.9	$2,998.6	$2,899.3
Cost of products sold	2,515.7	2,213.9	2,155.5

Gross profit	899.2	784.7	743.8
Selling, general and administrative expense	577.6	479.9	449.5

Operating income	321.6	304.8	294.3
Interest expense	154.6	88.2	130.8
Other expense	0.4	1.1	2.8

Income from continuing operations before income taxes	166.6	215.5	160.7
Provision for income taxes	53.6	78.5	60.1

Income from continuing operations	113.0	137.0	100.6
Income (loss) from discontinued operations before income taxes	(0.8)	51.0	28.4
Provision (benefit) for income taxes	(0.4)	18.1	11.1

Income (loss) from discontinued operations	(0.4)	32.9	17.3

Net income	$112.6	$169.9	$117.9

Earnings per common share
Basic:
Continuing Operations	$0.56	$0.68	$0.48
Discontinued Operations	—	0.16	0.08

Total	$0.56	$0.84	$0.56

Diluted:
Continuing Operations	$0.55	$0.67	$0.48
Discontinued Operations	—	0.16	0.08

Total	$0.55	$0.83	$0.56

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 2, 2004	209,691,132	$2.1	—	$—	$943.6	$(1.7)	$184.9	$1,128.9
Net income	—	—	—	—	—	—	117.9	117.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax benefit of $4.9)	—	—	—	—	—	(7.6)	—	(7.6)
Gain on cashflow hedging instruments (net of tax of $1.2)	—	—	—	—	—	1.8	—	1.8
Currency translation adjustment	—	—	—	—	—	1.6	—	1.6

Comprehensive income								113.7
Issuance of shares	1,512,419	—	—	—	9.1	—	—	9.1
Stock option expense	—	—	—	—	6.4	—	—	6.4
Restricted stock units and amortization of unearned compensation	—	—	—	—	2.5	—	—	2.5

Balance at May 1, 2005	211,203,551	$2.1	—	$—	$961.6	$(5.9)	$302.8	$1,260.6
Net income	—	—	—	—	—	—	169.9	169.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax of $1.3)	—	—	—	—	—	2.3	—	2.3
Loss on cash flow hedging instruments (net of tax benefit of $1.4)	—	—	—	—	—	(2.5)	—	(2.5)
Currency translation adjustment	—	—	—	—	—	(1.8)	—	(1.8)

Comprehensive income								167.9
Issuance of shares	910,725	—	—	—	6.3	—	—	6.3
Repurchase of shares	(11,997,072)	—	11,997,072	(126.5)	—	—	—	(126.5)
Dividends declared ($0.04 per share)	—	—	—	—	—	—	(15.9)	(15.9)
Tax benefit from stock options exercised					2.7			2.7
Stock option expense	—	—	—	—	7.5	—	—	7.5
Restricted stock units and amortization of unearned compensation	—	—	—	—	1.8	—	—	1.8
Other	—	—	—	—	9.6	—	—	9.6

Balance at April 30, 2006	200,117,204	$2.1	11,997,072	$(126.5)	$989.5	$(7.9)	$456.8	$1,314.0
Net income	—	—	—	—	—	—	112.6	112.6
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $0.1)	—	—	—	—	—	0.2	—	0.2
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1

Comprehensive income								112.9
Adjustment to initially apply SFAS 158 (net of tax of $20.6)	—	—	—	—	—	32.0	—	32.0
Issuance of shares	2,094,457	—	—	—	15.3	—	—	15.3
Repurchase of shares	—	—	—	(6.6)	—	—	—	(6.6)
Dividends declared ($0.04 per share)	—	—	—	—	—	—	(32.3)	(32.3)
Tax benefit from stock options exercised	—	—	—	—	1.7	—	—	1.7
Stock option expense	—	—	—	—	10.6	—	—	10.6
Restricted stock units and amortization of unearned compensation	—	—	—	—	4.6	—	—	4.6

Balance at April 29, 2007	202,211,661	$2.1	11,997,072	$(133.1)	$1,021.7	$24.4	$537.1	$1,452.2

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$112.6	$169.9	$117.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	100.6	92.0	91.0
Deferred taxes	52.9	(12.0)	21.0
Write-off of debt issuance cost and loss on debt refinancing	—	—	33.5
(Gain)/loss on asset disposal	1.2	(13.8)	8.5
Stock compensation expense	15.2	9.3	8.3
Tax benefit from stock options exercised	0.9	2.7	—
Other non-cash items, net	2.0	(0.8)	1.7
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4.0)	(25.0)	10.0
Inventories	(2.8)	(14.3)	1.5
Prepaid expenses and other current assets	(13.2)	(12.4)	9.5
Other assets, net	(1.9)	0.7	2.2
Accounts payable and accrued expenses	2.5	60.1	(38.4)
Other non-current liabilities	(35.9)	4.8	6.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	230.1	261.2	273.3

INVESTING ACTIVITIES:
Capital expenditures	(95.0)	(69.1)	(73.1)
Net proceeds from disposal of assets	17.5	295.5	8.6
Cash used in business acquisitions, net of cash acquired	(1,310.6)	—	—
(Increase)/decrease in restricted cash	43.3	(43.3)	—
Other items, net	—	(0.7)	(7.3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,344.8)	182.4	(71.8)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	821.5	171.2	470.8
Payments on short-term borrowings	(801.4)	(170.5)	(470.6)
Proceeds from long-term debt	745.0	—	—
Principal payments on long-term debt	(64.8)	(1.5)	(59.7)
Payments of debt related costs	(10.0)	—	(42.2)
Dividends paid	(32.1)	(8.0)	—
Issuance of common stock	15.3	6.3	9.1
Purchase of treasury stock	(6.6)	(126.5)	—
Excess tax benefits from stock-based compensation	0.8	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	667.7	(129.0)	(92.6)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)	0.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(446.9)	314.0	109.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	459.9	145.9	36.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13.0	$459.9	$145.9

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2007

(In millions, except share and per share data)

Note 1.    Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, S&W, Contadina, College Inn and other brand names and premier foods and snacks for pets, with brands including Meow Mix, Kibbles ‘n Bits, Nine Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. The Company acquired the Meow Mix and Milk-Bone brands during the three months ended July 30, 2006 in connection with the acquisitions discussed in Note 4. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of DMFC, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of April 29, 2007, DMFC’s assets relate solely to its investment in DMC. DMFC had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. DMFC is separately liable under various full and unconditional guarantees of indebtedness of DMC.

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

On April 24, 2006, pursuant to an Asset Purchase Agreement between DMC and TreeHouse Foods, Inc. (“TreeHouse”), DMC sold to TreeHouse certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were primarily related to the Company’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness, and (3) the food service soup business (collectively, the “Soup and Infant Feeding Businesses”). Under the terms of the Asset Purchase Agreement, TreeHouse also assumed certain liabilities to the extent related to the Soup and Infant Feeding Businesses.

On May 19, 2006, DMC completed the acquisition of Meow Mix Holdings, Inc. (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The financial results of Meow Mix are reported within the Pet Products reportable segment. See Note 4 for a detailed discussion on this acquisition.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Effective July 2, 2006, DMC completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The financial results of Milk-Bone are reported within the Pet Products reportable segment. See Note 4 for a detailed discussion of this acquisition.

For reporting purposes, the Company’s businesses are aggregated into two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Del Monte Brands and StarKist Seafood operating segments, which manufacture, market, and sell branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, and tuna products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. As discussed above, during the fourth quarter of fiscal 2006, the Company completed the divestiture of the Soup and Infant Feeding Businesses. The Soup and Infant Feeding Businesses were formerly included in the Consumer Products reportable segment. For all periods presented, the operating results and the assets and liabilities related to the Soup and Infant Feeding Businesses and a Canadian production facility have been classified as discontinued operations.

All amounts discussed in these Notes to the Consolidated Financial Statements represent continuing operations, unless otherwise noted.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2007, fiscal 2006 and fiscal 2005 each contain 52 weeks.

Note 2.    Significant Accounting Policies

Trade Promotions: Accruals for trade promotions are recorded primarily at the time a product is sold to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. Deductions are offset against related trade promotion accruals. The original estimated costs of trade promotions are reasonably likely to change in the future. Evaluations of the trade promotion liability are performed monthly and adjustments are made where appropriate to reflect changes in the Company’s estimates. Trade promotion expense is recorded as a reduction to net sales.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

On April 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106, and 132(R).” As further described in Note 12, the funded status of the Company’s pension and other postretirement plans is recorded as a liability, and all unrecognized gains or losses, net of tax, are recorded as a component of accumulated other comprehensive income within stockholders’ equity at April 29, 2007. Results for prior periods have not been restated.

Goodwill and Intangibles with Indefinite Lives: In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company obtains an independent valuation of its intangible assets with indefinite useful lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and goodwill have been identified.

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

Stock-based Compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. The Company adopted the provisions of SFAS 123R as of May 1, 2006 and has elected to use the modified prospective transition method of adoption (see Note 10).

Prior to May 1, 2006, the Company followed the fair value recognition provisions of SFAS 123, to account for its stock-based compensation effective at the beginning of fiscal 2004. The Company

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

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

Restricted Cash: As of April 30, 2006, the Company held cash in an escrow account. The cash was restricted for use as prepayment of debt in connection with the sale of the Soup and Infant Feeding Businesses. Although the cash was deposited in an escrow account in fiscal 2006, the payment was not applied to reduce debt until the first quarter of fiscal 2007. The carrying amount reported in the balance sheet for restricted cash approximates its fair value.

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

The creation of the debit LIFO reserve balance at May 2, 2004 resulted from the 2002 Merger when a purchase accounting adjustment to record the fruit, vegetable and tomato inventories at fair value was made. The fair value of these inventories became the historical cost LIFO layer. There was no liquidation of the LIFO layers in fiscal 2007, liquidation of the LIFO layers in fiscal 2006 resulted in a net decrease to cost of products sold of $1.9, and there was no liquidation of the LIFO layers in fiscal 2005.

As the Company began manufacturing new inventories, new current year costs were developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs results in a debit balance LIFO reserve of $5.6 and $20.8, as of April 29, 2007 and April 30, 2006, respectively.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are: land improvements—5 to 25 years; buildings and leasehold improvements—10 to 50 years; machinery and equipment—10 to 20 years; computer software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization, including depreciation and amortization related to discontinued operations in fiscal 2006 and fiscal 2005, was $87.6, $84.9 and $84.3 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Included in prepaid expenses and other current assets are certain real properties which the Company has classified as assets held for sale. Assets held for sale totaled $1.5 and $10.0 as of April 29, 2007

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

and April 30, 2006, respectively. During fiscal 2007, the Company sold $12.4 of assets held for sale and recognized a gain of $1.9 on the sales. During fiscal 2006, the Company sold $22.8 of assets held for sale and recognized a gain of $0.5 on the sale. The Company’s properties in Stockton, CA and Swedesboro, NJ are currently held for sale. Management believes these assets continue to meet the criteria to be classified as held for sale.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. The Company capitalized $4.4, $2.3 and $7.1 of software development costs in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to systems supporting the Company’s infrastructure.

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

The Company’s intangible assets with estimable lives generally have useful lives ranging between 15 and 40 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges for fiscal 2007, fiscal 2006 and fiscal 2005 was $5.1, $3.3 and $3.9, respectively. Deferred debt issuance costs are included in other assets.

Derivative Financial Instruments: The Company uses derivative financial instruments only for the purpose of managing risks associated with interest rate, currency, commodity and other price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company accounts for its derivatives and hedging activities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and FASB Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

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

	April 29, 2007		April 30, 2006
	Book Value	Fair Value	Book Value	Fair Value
9 1/4% senior subordinated notes	$—	$—	$2.5	$2.6
8 5/8% senior subordinated notes	450.0	472.5	450.0	471.4
6 3/4% senior subordinated notes	250.0	250.6	250.0	238.8

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

April 29, 2007

(In millions, except share and per share data)

enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Asset Retirement Obligations: The Company accounts for asset retirement obligations in accordance with FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long–lived asset that result from the acquisition, construction or development and the normal operation of a long–lived asset. The Company assesses asset retirement obligations on a periodic basis. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs if a reasonable estimate of fair value can be made. Associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. In the fourth quarter of fiscal 2006, the Company recorded asset retirement obligations totaling $5.6. As of April 29, 2007, the asset retirement obligation totaled $7.3. In addition, certain of the Company’s production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities, and accordingly has not recorded an asset retirement obligation for these matters.

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

Comprehensive Income: Comprehensive income is comprised of net income and other comprehensive income (“OCI”). OCI is comprised of pension and other postretirement employee benefit adjustments, net of tax, currency translation adjustments and net unrealized gains on cash flow hedging instruments, net of tax.

The components of accumulated other comprehensive income (loss), as shown on the consolidated balance sheets, are as follows:

	April 29, 2007	April 30, 2006
Currency translation adjustments	$(0.5)	$(0.6)
Minimum pension liability adjustments	—	(7.5)
Pension and other postretirement employee benefit adjustments	24.5	—
Gain on cash flow hedging instruments	0.4	0.2

Total accumulated other comprehensive income (loss)	$24.4	$(7.9)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. For fiscal 2007, fiscal 2006 and fiscal 2005, one customer accounted for approximately 31%, 30% and 29% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 23% and 24% of trade accounts receivable as of April 29, 2007 and April 30, 2006, respectively. The top ten customers represented approximately 62%, 61% and 59% of the Company’s list sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company closely monitors the credit risk associated with its customers.

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

Advertising Expense: All costs associated with advertising are expensed as incurred. Marketing expense, which includes advertising expense, was $105.0, $77.5 and $85.1 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively and is included in selling, general and administrative expense.

Research and Development: Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $24.6, $19.8 and $18.3 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

April 29, 2007

(In millions, except share and per share data)

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company plans to adopt the pronouncement in the first quarter of fiscal 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, and to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

not recognized in earnings as a component of net periodic benefit cost. It also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provisions of SFAS 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. The measurement provisions are effective for fiscal years ending after December 15, 2008. The Company has adopted the recognition provisions of SFAS 158 as of April 29, 2007. See Note 12 for the impact of adoption of these provisions. The Company intends to adopt the measurement provisions of SFAS 158 as of May 3, 2009. The Company is currently evaluating the impact of the measurement provisions of SFAS 158 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB 108 as of April 29, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on its consolidated financial statements.

Note 3.    Discontinued Operations

As described in Note 1, on April 24, 2006, DMC completed the divestiture of the Soup and Infant Feeding Businesses. In the fourth quarter of fiscal 2006, the Company recognized a gain on the sale. Due to revisions of estimates during fiscal 2007, the Company recognized additional pre-tax net costs of $0.8 related to the Soup and Infant Feeding Businesses. During a transition period after the sale ending in the fourth quarter of fiscal 2007, the Company provided transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

During the second quarter of fiscal 2006, the Company completed the sale of the assets then included in discontinued operations, primarily consisting of a Canadian production facility. The Company recognized a $0.5 loss on the sale of the assets, which was offset by a non-cash gain of $2.7 due to the reversal of the cumulative foreign currency translation adjustment resulting from the substantial liquidation of the assets of its Canadian subsidiary due to the sale of the production facility. For all years presented, the operating results related to the Canadian production facility have been classified as discontinued operations.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Net sales from discontinued operations were $1.0, $310.0 and $309.7 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Net sales from discontinued operations for fiscal 2007 are primarily related to minor activities and changes in estimates as the Company performs the final wind-down of items related to the Soup and Infant Feeding Businesses.

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations for fiscal 2006:

Fiscal Year 2006
Basic and diluted earnings per common share
Gain on sale of the Soup and Infant Feeding Businesses	$0.05
Income from the Soup and Infant Feeding Businesses	0.10
Income from the Canadian production facility	0.01

Income from discontinued operations	$0.16

Income from the Soup and Infant Feeding Businesses of $31.9 includes approximately $10.0 of depreciation expense in fiscal 2006.

Note 4.    Acquisitions

On May 19, 2006, DMC completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. The total cost of the acquisition was $721.6 as of April 29, 2007 and consisted of an initial $705.6 cash payment, an additional $3.2 cash payment related to a post-closing working capital adjustment and direct transaction and other costs of $12.8. This acquisition cost includes severance-related and relocation costs of $4.2, of which $4.1 were paid during fiscal 2007. Accordingly, as of April 29, 2007, the Company had $0.1 of accrued severance-related and relocation costs related to the acquisition. The financial results of Meow Mix are reported within the Pet Products reportable segment.

Effective July 2, 2006, DMC completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc. The total cost of the acquisition was $593.0 as of April 29, 2007, and consisted of an initial $580.2 cash payment, an additional $2.3 cash payment related to a post-closing inventory adjustment and direct transaction and other costs of $10.5. This acquisition cost includes severance-related and relocation costs of $0.2, of which $0.1 were paid during fiscal 2007. Accordingly, as of April 29, 2007, the Company had $0.1 of accrued severance-related and relocation costs related to the acquisition. The financial results of Milk-Bone are reported within the Pet Products reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

The acquisitions were accounted for under the purchase method of accounting. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the respective dates of acquisition. The Company utilized independent valuation firms to assist in estimating the fair value of the acquired businesses’ real estate, machinery and equipment and identifiable intangible assets. The Company’s allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows as of April 29, 2007:

	Meow Mix	Milk-Bone
Cash and cash equivalents	$3.6	$—
Trade accounts receivable, net	18.8	—
Inventories	25.9	18.0
Prepaid expenses and other current assets	11.0	9.8
Property, plant and equipment, net	34.3	37.3
Goodwill	420.8	219.5
Intangible assets, net	307.0	330.0
Other assets, net	1.3	—

Total assets acquired	822.7	614.6

Accounts payable and accrued expenses	28.3	10.9
Deferred tax liabilities	69.5	5.8
Other non-current liabilities	3.3	4.9

Total liabilities assumed	101.1	21.6

Net assets acquired	$721.6	$593.0

The amount of goodwill and intangible assets acquired, by each major class, and weighted-average useful life of all amortizable intangible assets acquired is as follows as of April 29, 2007:

	Meow Mix	Weighted- Average Useful Life	Milk-Bone	Weighted- Average Useful Life
		(in years)		(in years)
Goodwill	$420.8		$219.5

Non-amortizable intangible assets:
Trademarks	250.0		296.0

Amortizable intangible assets:
Trademarks	2.0	15	—
Customer relationships	55.0	25	34.0	25

Total amortizable intangible assets	57.0	25	34.0	25
Accumulated amortization	(2.2)		(1.1)

Amortizable intangible assets, net	54.8		32.9

Intangible assets, net	$304.8		$328.9

All amounts presented in the table above are attributable to the Pet Products reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

The goodwill related to the Meow Mix acquisition will not be deductible for tax purposes. Goodwill of $204.0 related to the Milk-Bone acquisition is expected to be deductible for tax purposes.

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

	Fiscal Year
	2007	2006
	(unaudited)
Net sales	$3,453.5	$3,429.7
Income from continuing operations	113.6	164.9
Net income	113.2	197.8
Earnings per common share
Basic:	$0.56	$0.98
Diluted:	$0.56	$0.97

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 5.    Supplemental Financial Statement Information

	April 29, 2007	April 30, 2006
Trade accounts receivable:
Trade	$261.4	$238.2
Allowance for doubtful accounts	(0.3)	(0.4)

TRADE ACCOUNTS RECEIVABLE, NET	$261.1	$237.8

Inventories:
Finished products	$618.0	$570.7
Raw materials and in-process material	56.0	52.9
Packaging material and other	130.3	119.8
LIFO Reserve	5.6	20.8

TOTAL INVENTORIES	$809.9	$764.2

Prepaid expenses and other current assets:
Prepaid expenses	$93.9	$63.0
Other current assets	38.6	48.9

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$132.5	$111.9

Property, plant and equipment:
Land and land improvements	$39.6	$32.0
Buildings and leasehold improvements	333.8	314.4
Machinery and equipment	806.9	745.7
Construction in progress	53.9	34.3

	1,234.2	1,126.4
Accumulated depreciation	(515.6)	(485.0)

PROPERTY, PLANT AND EQUIPMENT, NET	$718.6	$641.4

Accounts payable and accrued expenses:
Accounts payable—trade	$199.6	$166.0
Marketing and advertising	79.2	72.0
Accrued payroll and related costs	39.2	36.6
Accrued interest	19.2	18.9
Income tax payable	5.5	48.9
Current portion of pension liability	43.0	1.7
Other current liabilities	123.0	106.8

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$508.7	$450.9

Other non-current liabilities:
Accrued postretirement benefits	$110.4	$148.9
Pension liability	43.8	104.4
Other non-current liabilities	75.3	73.8

OTHER NON-CURRENT LIABILITIES	$229.5	$327.1

	Fiscal Year
	2007	2006	2005
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.4)	$(0.9)	$(6.3)
Additions: charged to costs and expenses	(0.4)	(0.2)	(0.5)
Deductions: write-offs or reversals	0.5	0.7	5.9

Allowance for doubtful accounts at end of year	$(0.3)	$(0.4)	$(0.9)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 6.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	April 29, 2007	April 30, 2006
Goodwill	$1,389.3	$758.7

Non-amortizable intangible assets:
Trademarks	1,071.2	525.2
Other	—	3.0

Total non-amortizable intangible assets	1,071.2	528.2

Amortizable intangible assets:
Trademarks	71.2	69.2
Customer relationships	89.0	—
Other	11.4	11.4

	171.6	80.6
Accumulated amortization	(44.2)	(36.3)

Amortizable intangible assets, net	127.4	44.3

Intangible assets, net	$1,198.6	$572.5

In fiscal 2007, goodwill and intangible assets increased by $1,277.3, as a result the acquisitions (see Note 4) which was offset by a decrease of $12.7 due to other changes.

As of April 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,196.2 related to the Pet Products reportable segment. As of April 30, 2006, the Company’s goodwill was comprised of $202.9 related to the Consumer Products reportable segment and $555.8 related to the Pet Products reportable segment.

Amortization expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $7.9, $3.6 and $3.7, respectively. The following table presents expected amortization of intangible assets as of April 29, 2007, for each of the five succeeding fiscal years:

2008	$7.9
2009	7.8
2010	7.6
2011	7.4
2012	5.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2007	2006	2005
Basic earnings per common share:
Numerator:
Net income from continuing operations	$113.0	$137.0	$100.6

Denominator:
Weighted average shares	201,424,077	201,747,249	210,554,838

Basic earnings per common share	$0.56	$0.68	$0.48

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$113.0	$137.0	$100.6

Denominator:
Weighted average shares	201,424,077	201,747,249	210,554,838
Effect of dilutive securities	2,380,479	2,445,060	1,800,785

Weighted average shares and equivalents	203,804,556	204,192,309	212,355,623

Diluted earnings per common share	$0.55	$0.67	$0.48

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, other deferred stock awards and shares assumed to be issued to settle the accelerated stock buyback. See Note 18 for a discussion of the accelerated stock buyback.

Stock options and restricted shares outstanding in the amounts of 7,733,854, 7,807,969 and 7,580,348 were not included in the computation of diluted earnings per share for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, because inclusion of these options and restricted shares would be antidilutive.

Note 8.    Short-Term Borrowings and Long-Term Debt

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

April 29, 2007

(In millions, except share and per share data)

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

On January 20, 2006, the Company entered into an amendment of the 2005 Credit Facility (such amendment, the “First Amendment”). The material terms of the First Amendment were as follows: (i) the First Amendment made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business; (ii) the First Amendment changed the requirements for mandatory prepayments from material asset dispositions of DMFC and its subsidiaries with respect to such asset dispositions that were consummated on or prior to July 30, 2006; (iii) the First Amendment made less restrictive the covenant limiting the ability of DMC to pay dividends to DMFC; (iv) the First Amendment made less restrictive the financial covenant requiring that a specified total debt ratio not be exceeded; and (v) the First Amendment changed the definition of “cash equivalents” in the 2005 Credit Facility to better reflect the anticipated cash investment practices of DMC and DMFC.

On May 19, 2006, the Company entered into an amendment of the 2005 Credit Facility (such amendment, the “Second Amendment,” and the 2005 Credit Facility, as amended by the First Amendment and the Second Amendment, hereinafter the “2006 Credit Facility.”) The amendment, among other things, increased the existing Term Loan B facility commitments to a total of $790.9 and increased the existing revolving credit facility commitments to a total of $450.0, in each case in order to provide funding for the Meow Mix and Milk-Bone acquisitions. On the effective date of the amendment, DMC borrowed an additional $65.0 in Term B loans and $125.0 under its revolving credit facility to provide a portion of the funding for the consummation on such date of the Meow Mix acquisition and the payment of related fees and expenses. On July 3, 2006, DMC borrowed an additional $580.0 in Term B loans and $13.0 under its revolving credit facility to provide the funding for the Milk-Bone acquisition and to fund transaction related expenses. Pursuant to the terms of the 2006 Credit Facility, scheduled amortization with respect to the Term B loans was recalculated as of July 3, 2006 to reflect the higher total principal amount resulting from the $580.0 Term B loan borrowing on such date.

On August 15, 2006, the Company entered into a third amendment of its senior credit facility (such amendment, the “Third Amendment,” and the 2006 Credit Facility, as amended through August 15, 2006, the “Amended Senior Credit Facility”). On the effective date of the amendment, DMC borrowed an additional $100.0 in Term B loans, which proceeds (net of fees and expenses) were used to reduce the then-outstanding balance of the revolving credit facility. The new Term B loans amortize on a pro rata basis with the existing Term B loans, and the other terms and conditions of the new Term B loans (including without limitation the applicable interest rate) are the same as the terms and conditions set forth in the Amended Senior Credit Facility applicable to the existing Term B loans.

Revolving Credit Facility. On December 20, 2002, in connection with the 2002 Merger, DMC established a $300.0 six-year floating rate revolving credit facility with several lender participants as part of its senior credit facility. On January 30, 2004, the Company completed an amendment of its senior credit facility, which reduced the then-effective interest rate spread for the then-existing

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

revolving credit facility. As part of the 2005 Refinancing, the Company increased the revolving credit facility to $350.0 and further reduced the effective interest rate spread. In connection with the Second Amendment, the Company increased the revolving credit facility to $450.0. As of April 29, 2007, the effective interest rate for the outstanding balance of the revolving credit facility (consisting solely of swing line borrowings) under the Amended Senior Credit Facility was the Swing Line Loan Rate of 8.75%, comprised of a spread of 0.5% over the Bank of America prime rate. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility.

The outstanding balance on the revolving credit facility was $21.0 (consisting solely of swing line borrowings) and $0 at April 29, 2007 and April 30, 2006, respectively. As of April 29, 2007, the net availability under the revolving credit facility, reflecting $47.8 of outstanding letters of credit and outstanding swing line borrowings of $21.0, was $381.2.

The revolving credit facility will mature, and the commitments thereunder will terminate, on February 8, 2011.

Term Loan Obligations. On December 20, 2002, in connection with the 2002 Merger, DMC borrowed $945.0 under a six-year floating rate term loan and an eight-year floating rate term loan which was denominated in both U.S. Dollars and Euros. Each of the 2002 Term Loan A and Term Loan B was made pursuant to the terms of the Company’s senior credit facility. On January 30, 2004, the Company completed an amendment of its senior credit facility, which, among other things, reduced and fixed the interest rate spread for the then-existing Term Loan B at 2.25% over LIBOR.

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

The interest rate spread for the Term Loan A facility under the 2006 Credit Facility was subject to adjustment periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term Loan B facility under the 2006 Credit Facility was fixed at 1.50% over the Eurodollar Rate.

The interest rate spread for the Term Loan A facility under the Amended Senior Credit Facility may be adjusted periodically based on the total debt ratio and is a maximum of 1.50% over the Eurodollar Rate. The interest rate spread for the Term Loan B facility under the Amended Senior Credit Facility is at the Company’s option, either (a) the Base Rate, as defined in the Amended Credit Agreement, plus 0.50% per annum or (b) the Eurodollar Rate, as defined in the Amended Credit Agreement, plus 1.50% per annum.

The interest rate payable on the Term Loan A facility and Term Loan B facility was 6.82% and 6.84%, respectively, as of April 29, 2007. As of April 30, 2006, the interest rate payable on both the Term Loan A facility and Term Loan B facility was 6.50%.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

The Term Loan A facility under the Amended Senior Credit Facility will be due in full on February 8, 2011 and the Term Loan B facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term Loan A facility is approximately the following percentages of the original outstanding principal amount (adjusted for prepayments): 5.0% for fiscal year 2008, 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term Loan B facility outstanding principal amount as of the effective date of the Third Amendment is approximately 1.00% per annum with respect to each of the quarterly payments from July 27, 2007 through January 28, 2011, with the remaining 95.5% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term Loan A facility and Term Loan B facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Amended Senior Credit Facility.

Notes. On December 20, 2002, in connection with the 2002 Merger, SKF (thereafter renamed DMC) issued $450.0 ($300.0 of which was issued directly to and subsequently sold by Heinz) of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guaranteed DMC’s obligations under the 8 5/8% Notes. The 8 5/8% Notes are also guaranteed by DMFC. The Company has the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer.

On May 15, 2001, pre-Merger DMC sold $300.0 of 9 1/4% Notes with interest payable semi-annually on May 15 and November 15 of each year. Upon completion of the 2002 Merger, in accordance with the terms of the 9 1/4% Notes, DMC assumed the 9 1/4% Notes obligations without limitation and certain subsidiaries of DMC guaranteed DMC’s obligations under the 9 1/4% Notes. The 9 1/4% Notes were also guaranteed by DMFC. In connection with the 2005 Refinancing, the Company consummated the 2005 Offer with respect to almost all of the outstanding 9 1/4% Notes. The 2005 Offer expired on February 7, 2005 (the “Expiration Time”). The Company accepted for payment and paid for all 9 1/4% Notes validly tendered and not validly withdrawn on or prior to the Expiration Time. On April 14, 2006, the Company issued a notice of redemption to holders of its remaining 9 1/4% Notes. Consummation of the redemption occurred on May 15, 2006 (the “Redemption Date”), when the 9 1/4% Notes were redeemed in full, including the premium payable and accrued and unpaid interest as of the Redemption Date. The recorded premium of $12.0 as of the date of the 2002 Merger was amortized through earnings as a reduction to interest expense over the life of the 9 1/4% Notes. Amortization of $0, $0.1 and $1.0 was recognized for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In addition, in fiscal 2005, approximately $9.0 of premium was recorded as a reduction to interest expense in conjunction with the 2005 Offer.

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

April 29, 2007

(In millions, except share and per share data)

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

The Company’s debt consisted of the following, as of the dates indicated:

	April 29, 2007	April 30, 2006
Short-term borrowings:
Revolver	$21.0	$—
Other	0.8	1.7

	$21.8	$1.7

Long-term debt:
Term A Loan	$399.1	$450.0
Term B Loan	882.2	148.5

Total Term Loans	1,281.3	598.5

9 1/4% senior subordinated notes	—	2.6
8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,981.3	1,301.1
Less current portion	29.4	58.6

	$1,951.9	$1,242.5

At April 29, 2007, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

2008	$29.4
2009	39.6
2010	49.8
2011	494.1
2012	1,118.4

In accordance with the terms of the then in effect 2005 Credit Facility, as amended, DMC was required to make a prepayment of term loan debt in the amount of 20% of the Net Cash Proceeds, as defined in the 2005 Credit Facility, received in connection with and upon the consummation of, certain Major Dispositions, as defined in the 2005 Credit Facility, prior to July 30, 2006. Such prepayment was required to be made substantially contemporaneously with the consummation of the applicable Major Disposition. The sale of the Soup and Infant Feeding Businesses described in Notes 1 and 3 qualified as such a Major Disposition. The applicable mandatory prepayment of $43.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

was deposited into an escrow account by DMC on April 25, 2006, and was reflected as restricted cash on the balance sheet as of April 30, 2006. The payment was applied to reduce term loan debt in May 2006. Accordingly, the amount of the mandatory prepayment of $43.3 was included in the current portion of long-term debt as of April 30, 2006.

At April 29, 2007, agreements relating to the Company’s long-term debt, including the credit agreement governing the Amended Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of DMC and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to DMFC. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The Second Amendment increased the maximum permitted leverage ratio in effect through the term of the Amended Senior Credit Facility and decreased the minimum fixed charge coverage ratio in effect through the term of the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of April 29, 2007, the Company believes that it is in compliance with all such financial covenants.

Supplemental Disclosure of Cash Flow Information. The Company made cash interest payments of $149.6, $91.1 and $105.9 during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2005, the Company repaid $850.0 of existing debt by incurring a like amount of new debt.

Note 9.    Derivative Financial Instruments

The Company has used interest rate swaps and uses futures and option contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on the Company’s floating-rate obligations as well as the cost of its raw materials, and other inputs, respectively.

Interest Rates: The Company’s debt primarily consists of fixed rate notes and floating rate term loans. The Company also uses its floating rate revolving credit facility to fund seasonal working capital needs and other uses of cash. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

In prior periods, the Company managed its interest rate risk to a portion of its floating rate debt by entering into interest rate swaps in which the Company received floating rate payments and made fixed rate payments. On February 24, 2003, the Company entered into six interest rate swaps, with a combined notional amount of $300.0, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the six swaps and a portion of the Company’s interest payments on floating rate debt. These six swaps expired on April 28, 2006. The Company had two interest rate swaps with a combined notional amount of $125.0 which were entered into by pre-Merger DMC. On

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

December 31, 2002, a formal cash flow hedge accounting relationship was established between the two swaps and a portion of our interest payments on our floating rate debt. These two interest rate swaps expired on September 30, 2004.

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

During fiscal 2005, the Company reduced interest expense by $1.4, resulting from the amortization of a $6.9 swap liability that existed prior to formal hedge designation of two interest rate swaps on December 31, 2002. At the end of fiscal 2005, the swap liability was fully amortized in conjunction with the expiration of the interest rate swaps with a combined notional amount of $125.0 on September 30, 2004.

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures or options contracts, as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On April 29, 2007, the fair values of the Company’s commodities hedges were recorded as current assets of $1.8 and current liabilities of $2.9. The fair values of the Company’s commodities hedges were recorded as current assets of $0.8 and current liabilities of $0.1 at April 30, 2006.

Other: During fiscal 2006, the price of fuel rose substantially in comparison to prior periods. As a result, in the second quarter of fiscal 2006, the Company began a hedging program whereby heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. The Company has entered into futures or options contracts to cover a portion of its projected diesel fuel costs in certain periods since the program’s inception. These contracts generally have a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of April 29, 2007 and April 30, 2006, all such contracts were closed. The Company expects to continue its hedging program with respect to diesel fuel and other energy costs during fiscal 2008.

During the fourth quarter of fiscal 2006, the Company began a hedging program for natural gas. The Company accounted for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 29, 2007, the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

fair values of the Company’s natural gas hedges were recorded as current assets of $1.1. As of April 30, 2006, the fair values of the Company’s natural gas hedges were recorded as current assets of $0.6 and current liabilities of $1.2.

Foreign Currency: During the fourth quarter of fiscal 2007, the Company began a hedging program to manage its exposure to fluctuations in foreign currency exchange rates. The Company has entered into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of April 29, 2007, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.1. The Company expects to continue our hedging program with respect to foreign currency during fiscal 2008.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next twelve months.

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Fiscal Year
	2007	2006	2005
(Increase) decrease in other comprehensive income (a)	$(0.3)	$0.5	$0.1
(Increase) decrease in deferred tax liabilities	(0.2)	0.3	—
Increase (decrease) in cost of products sold	2.9	(0.1)	2.9
Increase (decrease) in other expense	(0.3)	—	1.5

(a)	The change in other comprehensive income is net of related taxes.

Note 10.    Employee Stock Plans

On August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). Under the 1997 Non-Employee Plan, grants of non-qualified stock options were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vested over a four-year period. As of April 29, 2007, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors (the “Board”) on April 24, 1998, modified by the Board on September 23, 1998 and approved by the stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses were able to be made to certain employees, non-employee directors and consultants of Del

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Monte. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vested over four or five years. As of April 29, 2007, eligible employees held options to purchase 2,686,979 shares of common stock under the 1998 Plan. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. On August 15, 2005, the Board approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan. The 2002 Plan allows for grants of incentive and nonqualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Incentive Awards under the 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years. Up to 26,165,813 shares have been authorized for grant under the 2002 Plan. For awards granted on or after May 2, 2005, the number of shares of common stock available for issuance under the 2002 Plan is reduced (i) by one share for each share of common stock issued pursuant to an option or a SAR with an exercise price of at least the fair market value of a share of common stock on the grant date and (ii) 1.94 shares for each share of common stock issued pursuant to other stock awards. For awards granted prior to May 1, 2005, the number of shares of common stock available for issuance under the 2002 Plan is reduced by one share for each share of common stock issued. Awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2002 Plan corresponding to the reduction originally made in respect of the award.

On March 16, 2006, the Board approved the amendment and restatement of the Del Monte Foods Company Non-Employee Director Compensation Plan, which among other things, provides that each eligible director annually receives $80,000 worth of restricted Del Monte common stock or restricted stock units (“Directors RSUs”) effective upon the 2006 annual meeting of stockholders. Such Directors RSUs generally are granted promptly after each annual meeting of stockholders, and vest over three years from the date of grant (it being understood, for example, that in the event the date of the third regularly scheduled annual meeting is less than three full calendar years from the date of grant, such Directors RSUs shall nevertheless vest immediately prior to such annual meeting). The number of Directors RSUs to be issued is calculated by dividing the $80,000 by the average of the high and low prices of Del Monte’s common stock on the date of grant. During fiscal 2007, the Company granted 54,033 Directors RSUs based on the September 21, 2006 average of the high and low price of $10.37 per share.

During fiscal 2007, the Company granted 544,600 of performance shares to employees at a weighted average market value of $10.37. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010 and fiscal 2011. Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010. Remaining

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

outstanding performance shares granted in fiscal 2005 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008 and fiscal 2009. Performance shares granted in fiscal 2005 related to the attainment of predetermined financial goals for fiscal 2007, as determined by DMFC’s Compensation Committee, did not vest as the specified financial goals were not met.

During fiscal 2007, the Company granted 327,500 of performance accelerated restricted stock units (“PARs”) to employees at a weighted average market value of $10.37. PARs granted in fiscal 2007 vest in September of fiscal 2012, subject to earlier vesting at the end of fiscal 2009 or fiscal 2010 if certain targets are met. PARs granted in fiscal 2006 vest in September of fiscal 2011, subject to earlier vesting at the end of fiscal 2008 or fiscal 2009 if certain targets are met. PARs granted in fiscal 2004 vest in September 2008.

Certain employees, upon termination of their employment with the Company without cause, based on the terms of their respective employment agreements or the DMC Executive Severance Plan, if applicable, will receive a pro-rata share of their original stock option, PAR and performance share grants, subject to the Company’s pro-rata policy in effect at the time of the employee’s termination of employment; provided that, pro-rata performance shares shall only vest upon the achievement of the established performance target. In addition, employees who are retirement eligible (as defined in the 2002 Plan) and who separate from service will receive a pro-rata share of their original stock option, PAR and performance share grants, subject to the same conditions and limitations described above; provided that, such retirement eligible employees will have the life of the agreement to exercise their outstanding stock options.

The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer, which amount would instead be converted to deferred stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the 2002 Plan. As of April 29, 2007, participating non-employee directors held 45,785 deferred stock units issued under the 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the 2002 Plan. As of April 29, 2007, 232,164 units of deferred stock were outstanding, 211,882 of which were vested, under the 2002 Plan in connection with deferrals under this plan.

As of April 29, 2007, eligible employees and non-employee directors held 880,795 PARs, 277,949 deferred stock units, 54,033 Directors RSUs, 1,340,400 performance shares and options to purchase 12,178,287 shares of common stock under the 2002 Plan. As of April 29, 2007, 7,607,181 additional shares were available under the 2002 Plan to be issued in connection with future awards.

The fair value for stock options granted subsequent to April 28, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal Year
	2007	2006	2005
Dividend yield	1.4%	0.9%	0.0%
Expected volatility	30.7%	29.6%	32.0%
Risk-free interest rate	4.7%	4.2%	3.6%
Expected life (in years)	7.0	7.0	7.0

The weighted average fair value per share of options granted during the year was $3.78, $3.73 and $4.39, for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant. The total intrinsic value of options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $7.4, $2.9 and $5.7, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

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

	Fiscal Year
	2006	2005
Net income, as reported	$169.9	$117.9
Add: Stock-based employee compensation expense included in reported net income, net of tax	6.0	5.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	7.3	6.4

Pro forma net income	$168.6	$116.6

Earnings per share:
Basic—as reported	$0.84	$0.56
Basic—pro forma	$0.84	$0.55
Diluted—as reported	$0.83	$0.56
Diluted—pro forma	$0.83	$0.55

The Company recognized total stock compensation expense of $15.2, $9.3 and $8.3 during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $5.3, $3.2 and $2.4 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. No compensation cost was capitalized as part of inventory and fixed assets for fiscal 2007, fiscal 2006 and fiscal 2005.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 2, 2004	13,451,744	$8.31	4,763,783	$8.61
Granted	3,486,100	10.60
Forfeited	1,678,929	10.95
Exercised	1,380,841	6.58

Balance at May 1, 2005	13,878,074	8.93	4,839,939	8.85
Granted	2,357,300	10.24
Forfeited	488,603	10.31
Exercised	819,501	7.67

Balance at April 30, 2006	14,927,270	9.16	8,046,461	8.67
Granted	2,706,500	10.57
Forfeited	682,605	10.23
Exercised	2,063,399	7.38

Balance at April 29, 2007	14,887,766	$9.61	8,918,675	$9.14

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

As of April 29, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $22.9 and $18.6, respectively.

At April 29, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.22 - 8.78	5,703,051	5.65	$7.97	5,115,610	$7.87
8.81 - 10.59	7,566,928	7.77	10.27	2,729,228	10.06
10.63 - 15.85	1,617,787	4.28	12.35	1,073,837	12.81

$ 5.22 - 15.85	14,887,766	6.58	$9.61	8,918,675	$9.14

As of April 29, 2007, there was $18.7 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Other stock-based compensation activity and related information during fiscal 2007 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at April 30, 2006	1,630,622	$10.24
Granted	1,023,429	10.36
Forfeited	(248,539)	10.38
Vested	(122,269)	9.76

Nonvested balance at April 29, 2007	2,283,243	$10.31

As of April 29, 2007, there was $12.4 of total unrecognized compensation cost related to other nonvested share-based compensation awards granted. That cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of shares vested during fiscal 2007, fiscal 2006 and fiscal 2005, was $1.2, $0.2 and $0.7, respectively.

During fiscal 2007, the Company received cash of $15.3 and realized $2.9 of tax benefits from the exercise of stock options.

Note 11. Employee	Severance and Restructuring Costs

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

The Company communicated to affected employees that their employment would be terminated as part of the transformation plan during fiscal 2007. Termination benefits and severance costs are expensed as part of selling, general and administrative expense and are recorded as corporate expenses, as it is the Company’s policy to record such restructuring expenses as corporate expenses.

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Total Company
Accrued termination and severance costs—April 30, 2006	$—
Termination and severance costs incurred	8.1
Amounts utilized	(6.0)
Other	(0.1)

Accrued termination and severance costs—April 29, 2007	$2.0

During fiscal 2004 and fiscal 2005, the Company communicated to affected employees that they would be terminated as part of the 2002 Merger-related integration of certain business functions. Termination benefits and severance costs are expensed as part of selling, general and administrative expense.

The following table reconciles the beginning and ending accrued termination and severance costs by reportable segment:

	Consumer Products	Pet Products	Corporate (a)	Total Company
Accrued termination and severance costs—May 2, 2004	$4.9	$0.1	$—	$5.0
Termination and severance costs incurred	1.5	0.5	2.6	4.6
Amounts utilized	(4.7)	(0.4)	(1.1)	(6.2)

Accrued termination and severance costs—May 1, 2005	1.7	0.2	1.5	3.4
Amounts utilized	(1.7)	(0.2)	(1.0)	(2.9)

Accrued termination and severance costs—April 30, 2006	—	—	0.5	0.5
Amounts utilized	—	—	(0.3)	(0.3)
Other	—	—	(0.2)	(0.2)

Accrued termination and severance costs—April 29, 2007	$—	$—	$—	$—

(a)	Corporate represents expenses not directly attributable to reportable segments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Streamline and Operation Excel. Prior to the 2002 Merger, the Company was involved in initiatives named “Streamline” and “Operation Excel,” which consisted of actions to downsize, close or consolidate certain manufacturing facilities and to divest certain assets. The planned actions pursuant to these initiatives were substantially completed prior to the end of fiscal 2002.

The major components of the restructuring charges for fiscal 2005, fiscal 2006 and fiscal 2007 are as follows:

Accrued Exit Costs
Accrued restructuring costs—May 2, 2004	$3.2
Amounts utilized—Fiscal 2005	(0.3)

Accrued restructuring costs—May 1, 2005	2.9
Amounts utilized—Fiscal 2006	—

Accrued restructuring costs—April 30, 2006	2.9
Amounts utilized—Fiscal 2007	(0.1)

Accrued restructuring costs—April 29, 2007	$2.8

The utilization of the accrual in fiscal 2007 and fiscal 2005 relates to environmental remediation costs and the remaining reserve at April 29, 2007 is related to environmental remediation.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 12.    Retirement Benefits

Defined Benefit Plans. Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, are as follows:

	Pension Benefits		Other Benefits
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Change in benefit obligation:
Benefit obligation at prior measurement date of March 31	$412.7	$406.9	$140.0	$144.6
Curtailment recognized between measurement date and end of year	—	—	(32.6)	—
Service cost	11.4	13.7	1.9	4.7
Interest cost	24.5	22.6	6.6	7.5
Amendments	—	(0.2)	—	(20.1)
Actuarial (gain)/loss	(16.7)	0.7	(0.3)	9.6
Benefits paid	(32.6)	(31.0)	(3.8)	(6.3)
Acquisitions	—	—	4.9	—

Benefit obligation at measurement date of March 31	399.3	412.7	116.7	140.0
Curtailment recognized between measurement date and end of year	—	—	—	(32.6)

Benefit obligation at end of year	$399.3	$412.7	$116.7	$107.4

Accumulated benefit obligation	$380.1	$397.9

Change in plan assets:
Fair value of plan assets at prior measurement date of March 31	$320.7	$295.7	$—	$—
Actual gain on plan assets	32.0	34.1	—	—
Employer contributions	15.0	14.7	3.8	6.3
Benefits paid	(32.6)	(31.0)	(3.8)	(6.3)
Other	—	7.2	—	—

Fair value of plan assets at measurement date of March 31	335.1	320.7	—	—
Interim contributions	1.9	—	0.5	0.5

Fair value of plan assets at end of year	$337.0	$320.7	$0.5	$0.5

Funded status at measurement date of March 31	$(64.2)	$(92.0)	$(116.7)	$(140.0)
Interim contributions	1.9	—	0.5	0.5

Funded status at end of year	$(62.3)	(92.0)	$(116.2)	(139.5)

Unrecognized net actuarial loss		4.7		14.5
Unrecognized prior service cost/(credit)		17.2		(47.9)
Effect of curtailment		(7.2)		18.1

Net amount recognized		$(77.3)		$(154.8)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued expenses	$(41.4)	$(0.8)	$(5.8)	$(6.0)
Other non-current liabilities	(20.9)	(89.5)	(110.4)	$(148.8)
Intangible assets, net	—	0.6	—	—

Total	$(62.3)	$(89.7)	$(116.2)	$(154.8)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain	$19.4	$—	$0.3	$—
Net prior service (cost)/credit	(9.0)	—	39.5	—
Minimum pension liability	—	(12.4)	—	—

Total	$10.4	$(12.4)	$39.8	$—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

On June 30, 2005, the Compensation and Benefits Committee of the Board of Directors approved a resolution whereby the participants, not the Company, would be required to pay the Medicare Part D premium under the Del Monte retiree health care plan effective January 1, 2006. As a result of the plan changes, the projected benefit obligation was remeasured as of the amendment date and the Company changed the discount rate used to value its unfunded postretirement plan liability from 6.0% to 5.6% to reflect the interest rate environment as of the amendment date. The effect of the plan amendment was to decrease the benefit obligation by $20.1 and the net periodic benefit cost for fiscal 2006 by $3.0. There was no significant effect on the accrued liability recorded in the consolidated balance sheet.

As described in Note 1, the Company completed the divestiture of the Soup and Infant Feeding Businesses in fiscal 2006. FASB Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” requires the unrecognized prior service cost associated with future years of service no longer expected to be rendered to be recognized as a curtailment loss. As a result of the divestiture, approximately 450 participants of the Company’s qualified defined benefit pension plans would no longer render services and as a result, the Company recognized a curtailment loss of $7.2.

In addition, the Company transferred $32.6 of the accumulated postretirement benefit obligation to TreeHouse as part of the terms of the Asset Purchase Agreement. FASB Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that the curtailment gain (representing the $32.6 liability transferred to TreeHouse) be offset by any unrecognized losses of the plan. As a result of the divestiture, there were approximately 500 participants in the Company’s unfunded defined benefit postretirement plans who would no longer render services and as a result, the Company recognized a net curtailment gain of $18.1, representing the net effect of the $32.6 liability transferred to TreeHouse and a curtailment loss of $14.5 representing previously unrecognized loss.

Excluding the impact of curtailments, the components of net periodic pension cost for the qualified defined benefit pension plans and other benefit plans for fiscal 2007, fiscal 2006 and fiscal 2005 are as follows:

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost for benefits earned during the period	$11.4	$13.7	$8.7	$1.9	$4.7	$5.9
Interest cost on projected benefit obligation	24.5	22.6	22.8	6.7	7.5	9.4
Expected return on plan assets	(25.3)	(24.7)	(25.1)	—	—	—
Amortization of prior service cost/(credit)	1.0	2.4	1.2	(8.5)	(8.0)	(4.9)
Amortization of loss	0.7	0.8	—	—	—	—

Net periodic benefit cost	$12.3	$14.8	$7.6	$0.1	$4.2	$10.4

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Since the defined benefit plans and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, the Company utilizes differing bond portfolios to estimate the discount rates for the defined benefits plans and for the other benefits. The discount rate used to determine the defined benefits plans and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefits plans and other benefits expense for the following fiscal year. The long-term rate of return for defined benefits plans’ assets is based on the Company’s historical experience, the defined benefits plans’ investment guidelines and the Company’s expectations for long-term rates of return. The defined benefits plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

Weighted average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits		Other Benefits
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Assumptions used to determine projected benefit obligation
Discount rate used in determining projected benefit obligation	6.20%	6.15%	6.20%	6.15%
Rate of increase in compensation levels	4.26%	4.27%

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2007	2006	2005	2007	2006	2005
Assumptions used to determine periodic benefit cost
Discount rate used in determining periodic benefit cost	6.15%	5.75%	6.25%	6.15%	5.70%	6.25%
Rate of increase in compensation levels	4.27%	4.28%	4.94%
Long-term rate of return on assets	8.25%	8.50%	8.75%

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits	Other Benefits
Amortization of net actuarial gain	$0.2	$—

Amortization of prior service cost/(credit)	$1.0	$(8.4)

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to the Company’s defined benefit pension plans

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. The Company currently expects to make contributions of approximately $41 in fiscal 2008, which includes a minimum contribution of approximately $16 and an incremental contribution of approximately $25. The Company currently anticipates making the incremental contribution in fiscal 2008 as a result of the Act. If the Company does not make the incremental contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted. The Company continues to analyze the full impact of this law on the Company’s financial position, results of operations and cash flows.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2008	$30.7	$5.8
2009	32.4	6.4
2010	32.3	7.0
2011	32.8	7.6
2012	36.5	8.2
Thereafter	186.6	44.5

The weighted average asset allocation of the pension plan assets as of the measurement date for fiscal 2007 and fiscal 2006 and weighted average target allocation are as follows:

	March 31, 2007	March 31, 2006	Target Allocation Range
Equity Securities	54%	50%	56 - 66%
Debt Securities	35%	37%	30 - 40%
Other	11%	13%	0-9%

Total	100%	100%

The Company’s investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. The Company believes that a well-diversified investment portfolio, including both equity and fixed income components, will result in the highest attainable investment return with the lowest overall risk. The Company’s investment policies and procedures are designed to ensure that the plans’ investments are in compliance with Employment Retirement Income Security Act of 1974.

For measurement purposes, a 9.0% and a 10.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2007 and fiscal 2006, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next five years and remain at that level thereafter. For

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

health maintenance organization plans, an 11.0% and a 12.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for fiscal 2007 and fiscal 2006, respectively. The rate of increase is assumed to decline gradually to 5.0% over the next seven years. A 5.0% and a 5.5% annual rate of increase in the per capita cost of covered health care benefits were assumed for the dental and vision plans for fiscal 2007 and fiscal 2006, respectively.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend by 1% in each year would increase the postretirement benefit obligation as of April 29, 2007 by $13.3 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.1. A decrease in the assumed health care cost trend by 1% in each year would decrease the postretirement benefit obligation as of April 29, 2007 by $11.3 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $0.9.

The incremental effects of applying SFAS No. 158 on line items in the consolidated balance sheet at April 29, 2007 were as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Intangible assets, net	$1,201.5	$(2.9)	$1,198.6
Total assets	4,564.4	(2.9)	4,561.5
Deferred tax liabilities	347.4	20.6	368.0
Other non-current liabilities	285.0	(55.5)	229.5
Total liabilities	3,144.2	(34.9)	3,109.3
Accumulated other comprehensive income (loss)	(7.6)	32.0	24.4
Total stockholders’ equity	1,420.2	32.0	1,452.2
Total liabilities and stockholders’ equity	4,564.4	(2.9)	4,561.5

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans totaled $6.3, $6.0 and $10.4 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans of $6.5, $5.5 and $5.5 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 13.    Related Party Transactions

Transactions with Texas Pacific Group. Through affiliated entities, Texas Pacific Group (“TPG”), a private investment group, was a majority stockholder of DMFC common stock prior to the 2002 Merger. During fiscal 2004, these affiliated entities, TPG Partners, L.P. and TPG Parallel I, L.P., exercised their right pursuant to the Stockholder Rights Agreement (“Stockholder Rights Agreement”), dated as of June 12, 2002, to request the filing of a shelf registration of DMFC common stock. Under the terms of the Stockholder Rights Agreement, TPG had the right, subject to certain restrictions, to demand that the Company file up to two registration statements to register the resale of DMFC common stock owned by them. On September 9, 2003, the Company filed a shelf registration statement on Form S-3 in accordance with the TPG request, covering 24,341,385 shares of our common stock held by TPG Partners, L.P. and TPG Parallel I, L.P. On November 21, 2003, the Company filed an amendment to the shelf registration statement on Form S-3, which incorporated our quarterly report on Form 10-Q for the quarter ended July 27, 2003. On November 25, 2003, the shelf registration statement was declared effective by the Securities and Exchange Commission. On January 14, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Goldman, Sachs & Co. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of 12,000,000 shares of the Company’s common stock covered by the shelf registration statement for $10.08 per share. The Company did not receive any proceeds from the sale. On September 10, 2004, Del Monte, TPG Partners, L.P., TPG Parallel I, L.P. and Lehman Brothers Inc. entered into an Underwriting Agreement in connection with the sale by TPG Partners, L.P. and TPG Parallel I, L.P. of the remaining 12,341,385 shares of the Company’s common stock covered by the shelf registration statement for $132.1 in aggregate. The Company did not receive any proceeds from the sale. The Company has incurred expenses of approximately $0.3 in connection with performing its obligations under the Stockholder Rights Agreement.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 14.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2007	2006	2005
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$156.5	$206.7	$158.4
Foreign	10.1	8.8	2.3

	$166.6	$215.5	$160.7

Income tax provision:
Current:
U.S. federal and U.S. possessions	$0.1	$73.0	$30.9
State and foreign	0.6	16.5	5.9

Total current	0.7	89.5	36.8

Deferred:
U.S. federal and U.S. possessions	49.2	(10.5)	17.7
State and foreign	3.7	(0.5)	5.6

Total deferred	52.9	(11.0)	23.3

	$53.6	$78.5	$60.1

The above amounts do not include tax benefits of $1.7, $2.7 and $0 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, from the exercise of stock options, which for accounting purposes are recorded in additional paid-in capital.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 29, 2007	April 30, 2006
Deferred tax assets:
Post employment benefits	$45.5	$60.7
Pension liability	17.2	39.7
Reserves not currently deductible	9.8	9.0
Workers’ compensation	14.8	15.0
Net operating loss and tax credit carry forwards	35.9	25.9
Other	31.8	28.7

Gross deferred tax assets	155.0	179.0
Valuation allowance	(5.2)	(6.4)

Net deferred tax assets	149.8	172.6

Deferred tax liabilities:
Depreciation and amortization	91.0	96.2
Intangible assets	384.5	267.2
Inventory	28.2	28.9
Other	5.8	5.1

Gross deferred tax liabilities	509.5	397.4

Net deferred tax liability	$(359.7)	$(224.8)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

At April 29, 2007, the Company had a valuation allowance for foreign net operating loss and tax credit carryforwards of $5.2 as the utilization of such foreign losses cannot be reasonably assured. The net change in valuation allowance for fiscal 2007 was a decrease of $1.2. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2007	2006	2005
Expected income taxes computed at the statutory U.S. federal income tax rate	$58.3	$75.4	$56.2
Taxes on foreign income at rates different than U.S. federal income tax rates	(0.1)	1.3	2.2
State taxes, net of federal benefit	2.3	8.4	5.7
Foreign losses	(1.5)	(0.2)	2.3
Tax on income of U.S. Possessions’ subsidiaries	(4.7)	(3.7)	(7.9)
Other	(0.7)	(2.7)	1.6

Actual provision for income taxes	$53.6	$78.5	$60.1

As of April 29, 2007, the Company had net operating loss carryforwards of $67.3 for U.S. tax purposes, which will expire between 2021 and 2026, $46.1 for state purposes, which will expire between 2010 and 2025, $6.6 for foreign purposes, which will expire between 2010 and 2014 and $4.1 of tax credits with no expiration date. The use of net operating loss and tax credit carryforwards is subject to limitations under Section 382 of the Internal Revenue Code.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $8.9 at April 29, 2007. The Company intends to reinvest such earnings indefinitely.

Supplemental Disclosure of Cash Flow Information. The Company made income tax payments of $72.6, $57.9 and $63.6 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Note 15.    Commitments and Contingencies

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

April 29, 2007

(In millions, except share and per share data)

Lease Commitments. The Company leases certain property, equipment and office and plant facilities. At April 29, 2007, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

2008	$45.3
2009	42.3
2010	37.6
2011	29.0
2012	21.1
Thereafter	67.7

Rent expense related to operating leases was comprised of the following:

	Fiscal Year
	2007	2006	2005
Minimum rentals	$61.7	$58.5	$49.3
Contingent rentals	14.3	13.4	15.2

	$76.0	$71.9	$64.5

Supply Agreements. The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine International, Inc., an unaffiliated entity. Total purchases under this agreement were $45.9, $42.1 and $56.1 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company expects to make minimum purchases of approximately $49.6 in fiscal 2008 under this agreement. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in July 2011.

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”) grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress. Total expenditures under this agreement, which expires on August 13, 2010, were $150.0, $152.4 and $141.0 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The minimum commitment under this agreement for fiscal 2008 is approximately $62.0. The agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products metal food and beverage containers in the United States from Silgan. Total purchases made under this agreement, which expires on December 31, 2011, were $205.9, $220.6 and $221.0 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. As of April 29, 2007, the Company has committed to make purchases of approximately $37.5 in fiscal 2008. Pricing under the Impress agreement and Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing. The Impress agreement was amended in fiscal 2004 to simplify the annual cost adjustment process. The Silgan supply agreement was amended in fiscal 2004 to extend the term of the contract to December 31, 2011, to implement certain cost adjustments with respect to containers provided to Del Monte in fiscal 2004 and thereafter, and to provide Silgan with a right to match competitive offers upon the expiration of the contract.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Grower Commitments. The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $119.4, $119.2 and $130.2 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

At April 29, 2007, aggregate purchase commitments under non-cancelable agreements with growers (priced at April 29, 2007 estimated costs) are estimated as follows:

2008	$95.6
2009	48.8
2010	44.4
2011	31.6
2012	24.5
Thereafter	29.4

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, and other service providers with commitments ranging from one year to five years. Total purchases under these agreements were $246.8, $150.6 and $119.9 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $42.9, $45.0 and $39.9 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

At April 29, 2007, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers (including pineapple requirements) are estimated as follows:

2008	$174.0
2009	111.0
2010	106.9
2011	50.7
2012	1.4

Union Contracts. As of April 29, 2007, the Company has 18 collective bargaining agreements with 16 union locals covering approximately 64% of its hourly full-time and seasonal employees. Of these employees, approximately 6% are covered under collective bargaining agreements scheduled to expire in fiscal 2008, and approximately 31% are covered under collective bargaining agreements scheduled to expire in fiscal 2009. These agreements are subject to negotiation and renewal.

Legal Proceedings

Beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including the Company, announced recalls of select products. The Company currently believes that there are over 90 purported class actions relating to these pet food recalls. To date, the Company is a defendant in six purported class actions related to its pet food and pet snack recall, which it initiated March 31, 2007. However, the Company may be named in additional cases. The cases in which the Company is currently a defendant are:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Wahl v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California.

The named plaintiffs allege that their pets suffered injury and/or death as a result of ingesting the Company’s and other defendants’ allegedly contaminated pet food and pet snack products. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company plans to deny these allegations and vigorously defend itself. The Company believes it has adequate insurance to cover any material liability in these cases.

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

April 29, 2007

(In millions, except share and per share data)

the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. The Attorney General filed a Notice of Appeal on January 18, 2007.

The Company filed a Notice of Arbitration with the American Arbitration Association (“AAA”) on February 15, 2006, which initiated arbitration proceedings against Pacer Global Logistics. The Company alleged that Pacer breached the Logistics Services Agreement entered into between the companies on April 4, 2005, effective as of March 4, 2005. Pacer filed a Demand for Arbitration with AAA on March 8, 2006, as amended on April 4, 2006, in which Pacer asserted claims against the Company for breach of the Pacer Agreement. In light of disputes between the Company and Pacer, the Company began using a different transportation services provider beginning on May 1, 2006. The arbitration occurred in December 2006 during which Pacer sought declaration of its ability to terminate the Pacer Agreement, damages and attorney fees, expert fees and interest. Final arguments were held on February 9, 2007. On March 27, 2007, the arbitrator issued a decision affirming Pacer’s right to terminate the Pacer Agreement and awarding $14.5 to Pacer, which the Company paid on April 25, 2007. Additionally, the arbitrator gave Pacer 30 days to submit an application for attorneys’ fees. On April 26, 2007, Pacer submitted an application seeking attorneys’ fees in the amount of $0.9. The Company submitted its response on May 29, 2007. On June 14, 2007, the arbitrator issued a decision awarding $0.7 to Pacer for attorneys’ fees.

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

Del Monte is also involved from time to time in various legal proceedings incidental to its business, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, Del Monte is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

Note 16.    Segment Information

During the second quarter of fiscal 2005, the Company made changes to one of the Company’s operating segments due to changes in its management and reporting of certain product groupings. The StarKist Brands operating segment was divided into two separate operating segments: StarKist Seafood and Private Label Soup. During the fourth quarter of fiscal 2006, the Company completed the divestiture of the Private Label Soup operating segment and the infant feeding business conducted under the brand name Nature’s Goodness, which was part of the Del Monte Brands operating segment. These two operating segments were formerly included in the Consumer Products reportable segment. The Company concluded that the StarKist Seafood operating segment and the Del Monte Brands operating segment continue to have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company continued to combine these two operating segments into the Consumer Products reportable segment. Accordingly, the divestiture did not affect the Company’s reportable segments.

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

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2007	2006	2005
Net Sales:
Consumer Products	$2,133.0	$2,142.3	$2,059.4
Pet Products	1,281.9	856.3	839.9

Total company	$3,414.9	$2,998.6	$2,899.3

Operating Income:
Consumer Products	$170.4	$212.4	$212.1
Pet Products	234.0	141.8	126.4
Corporate (a)	(82.8)	(49.4)	(44.2)

Total company	$321.6	$304.8	$294.3

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2007, Corporate includes $29.2 of transformation-related expenses, including all severance-related restructuring costs.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2007

(In millions, except share and per share data)

See Note 6 for goodwill detailed by reportable segment and Note 11 for accrued termination and severance costs detailed by reportable segment.

Revenues from foreign countries

The following table presents domestic and foreign and export sales:

	Fiscal Year
	2007	2006	2005
Net sales—United States	$3,251.6	$2,891.6	$2,793.7
Net sales—foreign and export	163.3	107.0	105.6

Total net sales	$3,414.9	$2,998.6	$2,899.3

Percentage of sales:
United States	95.2%	96.4%	96.4%
Foreign and export	4.8%	3.6%	3.6%

Note 17.    Quarterly Results of Operations (unaudited)

	First (2)	Second	Third	Fourth
Fiscal 2007
Net sales	$674.1	$893.5	$907.2	$940.1
Operating income	40.9	81.9	110.5	88.3
Net income	6.2	23.2	46.5	36.7
Per share data (1):
Basic earnings per share	$0.03	$0.11	$0.23	$0.18
Diluted earnings per share	$0.03	$0.11	$0.23	$0.18

Fiscal 2006
Net sales	$616.6	$793.2	$789.6	$799.2
Operating income	41.8	83.6	92.5	86.9
Net income	16.2	43.9	51.9	57.9
Per share data (1):
Basic earnings per share	$0.08	$0.22	$0.26	$0.29
Diluted earnings per share	$0.08	$0.22	$0.26	$0.29

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	The Company’s net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

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

April 29, 2007

(In millions, except share and per share data)

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

The December 19, 2005 ASB contained terms substantially identical to the June 29, 2005 ASB, requiring certain payments by both the Company and Goldman Sachs. As with the June 29, 2005 ASB, the most significant of these payments was the purchase price adjustment with respect to the remaining 8,010,046 shares based principally on Goldman Sachs’ actual cost to purchase such shares in the open market, subject to a partial collar.

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

Management assessed our internal control over financial reporting as of April 29, 2007, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Item 9B. Other	Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, our “2007 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements, board meetings and committees and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11. Executive	Compensation

The information appearing under the headings “Director Compensation,” and “Executive Compensation ,” in our 2007 Proxy Statement is incorporated in this section by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2007 Proxy Statement is incorporated in this section by reference.

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders appearing under the heading “Equity Compensation Plan Information” in our 2007 Proxy Statement is incorporated in this section by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information appearing under the headings “Review, Approval or Ratification of Transactions with Related Persons”, “Independence of the Board of Directors” and “Board Meetings and Committees” in our 2007 Proxy Statement is incorporated in this section by reference.

Item 14. Principal	Accounting Fees and Services

The information appearing under the headings “Auditors’ Fees” and “Policies and Procedures Relating to Approval of Services by Auditors” in our 2007 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—April 29, 2007 and April 30, 2006

Consolidated Statements of Income—Fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005

Consolidated Statements of Cash Flows—Fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005

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

DEL MONTE FOODS COMPANY

By:	/s/ RICHARD G. WOLFORD
Richard G. Wolford
Chairman of the Board, President and Chief Executive Officer; Director

Date:	June 27, 2007

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

Signature	Title	Date
/s/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	June 27, 2007

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	June 27, 2007

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Chief Accounting Officer and Controller	June 27, 2007

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	June 27, 2007

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	June 27, 2007

/s/ MARY R. HENDERSON Mary R. Henderson	Director	June 27, 2007

/s/ VICTOR L. LUND Victor L. Lund	Director	June 27, 2007

/s/ TERENCE D. MARTIN Terence D. Martin	Director	June 27, 2007

/s/ JOE L. MORGAN Joe L. Morgan	Director	June 27, 2007

/s/ DAVID R. WILLIAMS David R. Williams	Director	June 27, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4/A No. 333-98827, filed November 19, 2002 (“2002 Form S-4”)

2.2	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 6, 2006)

2.3	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 7, 2006)

2.4	Asset Sale Agreement between Del Monte Corporation and Kraft Foods Global, Inc., dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 20, 2006)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4)

3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K as filed June 8, 2007)

4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registration Statement on Form S-1/A No. 333-48235, filed July 28, 1998 (“1998 Form S-1”))

4.2	Indenture dated as of May 15, 2001 among Del Monte Corporation, as Issuer of 9.25% Senior Subordinated Notes due 2011, Del Monte Foods Company, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 No. 333-64802 filed July 10, 2001 (the “2001 Form S-4”))

4.3	Specimen form of Series B Global Note (incorporated by reference to Exhibit 4.2 to the 2001 Form S-4)

4.4	Specimen form of Series B Regulation S Note (incorporated by reference to Exhibit 4.3 to the 2001 Form S-4)

4.5	Stockholder Rights Agreement, dated as of June 12, 2002, by and between TPG Partners, L.P., TPG Parallel I, L.P. and Del Monte Foods Company (incorporated by reference to Exhibit 4.8 to the 2002 Form S-4)

4.6	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as Issuer of 8.625% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2003 (the “January 2003 10-Q”))

4.7	Specimen form of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the January 2003 10-Q)

Exhibit Number	Description

4.8	First Supplemental Indenture dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Del Monte Foods Company, as Guarantor and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.4 to the January 2003 10-Q)

4.9	Second Supplemental Indenture dated as of December 20, 2002, among SKF Foods, Inc., as Issuer, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, under the Indenture dated as of May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.5 to the January 2003 10-Q)

4.10	Third Supplemental Indenture dated as of January 24, 2005, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee, under the Indenture dated May 15, 2001 providing for the issuance of 9.25% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on January 25, 2005)

4.11	Indenture dated as of February 8, 2005, among Del Monte Corporation, as Issuer of 6.75% Senior Subordinated Notes due 2015, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 Form 8-K”))

4.12	Form of 6 3/4% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the February 2005 Form 8-K)

4.13	Registration Rights Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc., and Morgan Stanley & Co. Incorporated, Banc of Americas Securities LLC, Lehman Brothers Inc., and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the February 2005 Form 8-K)

4.14	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee under the Indenture, dated as of February 8, 2005 providing for the issuance of 6.75% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on May 24, 2006 (the “May 2006 Form 8-K”))

4.15	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries, and The Bank of New York Trust Company, N.A., as successor in interest to the Bank of New York, as Trustee under the Supplemental Indenture, dated as of December 20, 2002 providing for the issuance of 8.625% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to the May 2006 Form 8-K)

Exhibit Number	Description
10.1	Placement Agreement, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.2	Adjacent Warehouse Space Lease Agreement, dated October 31, 1995, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.3	First Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 28, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.13 to the June 2002 10-K)

10.4	Second Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 31, 1996, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.14 to the June 2002 10-K)

10.5	Third Amendment to the Adjacent Warehouse Space Lease Agreement, dated June 24, 1997, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.15 to the June 2002 10-K)

10.6	Fourth Amendment to the Adjacent Warehouse Space Lease Agreement, dated October 2001, among DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively, as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.16 to the June 2002 10-K)

10.7	Yakima Adjacent Warehouse Space Lease Agreement, dated October 24, 2001, between DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.17 to the June 2002 10-K)

10.8	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the Quarterly Report filed on Form 10-Q for the quarter ended December 1999 (the “December 1999 10-Q”))

10.9	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the June 2002 10-K)

10.10	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

10.11	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

Exhibit Number	Description

10.12	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed October 13, 1993 (the “1993 Registration Statement”))

10.13	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.14	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.15	Third Amendment to Supply Agreement, dated as of May 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.16	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.17	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.18	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.19	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the May 2004 10-K)

10.20	Supply Agreement, dated August 13, 2000, between H.J. Heinz Company and Impress Metal Packaging Holdings, B.V. (incorporated by reference to Exhibit A to Impress Metal Packaging Holdings B.V.’s Annual Report on Form 20-F/A for the year ended December 31, 1999, File No. 333-7488)

10.21	Assignment of Impress Supply Agreement, dated as of December 20, 2002, between H.J. Heinz Company and Del Monte Foods Company (incorporated by reference to Exhibit 10.5 to the January 2003 10-Q)

10.22	Letter Agreement Regarding Product Prices and Pricing Model, amending the Supply Agreement, dated as of December 9, 2003, between Del Monte Corporation and Impress Metal Packaging Holdings, B.V. (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.55 to the May 2004 10-K)

10.23	Supply Agreement, dated April 29, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.24	Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

Exhibit Number	Description

10.25	Credit Agreement dated as of December 20, 2002, by and among SKF Foods Inc., Bank of America, N.A., as administrative agent, the other lenders party hereto, JP Morgan Chase Bank, as syndication agent, Harris Trust and Savings Bank, Morgan Stanley & Co. Incorporated and UBS Warburg LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the January 2003 10-Q) (“the Old Credit Agreement”)

10.26	First Amendment to the Old Credit Agreement, dated March 19, 2003 (incorporated by reference to Exhibit 10.44 to the April 2003 10-K)

10.27	Second Amendment to the Old Credit Agreement, dated April 23, 2003 (incorporated by reference to Exhibit 10.45 to the April 2003 10-K)

10.28	Third Amendment to the Old Credit Agreement, dated January 30, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K No. 001-14335 filed on February 9, 2004)

10.29	Parent Guarantee Agreement, dated as of December 20, 2002, between Del Monte Foods Company and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.2 to the January 2003 10-Q)

10.30	Subsidiary Guarantee Agreement, dated as of December 20, 2002, between the Subsidiaries and the Secured Parties as defined in the Old Credit Agreement dated as of December 20, 2002 (incorporated by reference to Exhibit 10.47 to the April 2003 10-K)

10.31	Security Agreement, dated as of December 20, 2002, by and among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading (Pacific), Inc, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the January 2003 10-Q)

10.32	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the February 2005 Form 8-K)

10.33	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2005 Form 8-K)

10.34	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 Form 8-K)

10.35	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 24, 2006)

Exhibit Number	Description

10.36	Amendment No. 2 to the Credit Agreement, dated as of May 19, 2006, among Del Monte Corporation and the lender and agent parties thereto (incorporated by reference to Exhibit 10.3 to the May 2006 Form 8-K)

10.37	Subsidiary Guaranty Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.4 to the May 2006 Form 8-K)

10.38	Security Agreement Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.5 to the May 2006 Form 8-K)

10.39	Amendment No. 3 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated August 15, 2006 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on August 16, 2006)

10.40	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005 (incorporated by reference to Exhibit 10.15 to the Quarterly Report filed on Form 10-Q for the quarter ended January 30, 2005 (the “January 2005 10-Q”))

10.41	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 Form S-4)

10.42	Employee Benefits Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.3 of the 2002 Form S-4)

10.43	Tax Separation Agreement among Del Monte Foods Company, H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.4 of the 2002 Form S-4)

10.44	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 20, 2000, File No. 333-52226 (“2000 Form S-8”))**

10.45	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the 2000 Form S-8)**

10.46	Del Monte Foods Annual Incentive Plan as amended May 6, 2003 and June 30, 2003 (the “Del Monte Foods Annual Incentive Plan”) (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

*10.47	Amendment No. 1 to the Del Monte Foods Annual Incentive Plan, effective January 1, 2005**

10.48	Additional Benefits Plan of Del Monte Corporation, effective January 1, 1996, as amended and restated (incorporated by reference to Exhibit 10.9 to the 1993 Registration Statement)**

10.49	Supplemental Benefits Plan of Del Monte Corporation, effective as of January 1, 1990, as amended as of January 1, 1992 and May 30, 1996 (incorporated by reference to Exhibit 10.10 to the 1993 Registration Statement)**

10.50	Del Monte Foods Company Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed November 24, 1997, File No. 333-40867)**

Exhibit Number	Description

10.51	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.52	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 (the “Del Monte Corporation AIP Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.33 to the May 2004 10-K)**

*10.53	Amendment No. 1 to the Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan, effective January 1, 2005**

10.54	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 15, 2005 and approved by the stockholders September 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 4, 2005 (the “October 2005 8-K”))**

10.55	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the October 2005 8-K)**

10.56	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2005 8-K)**

10.57	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the October 2005 8-K)**

10.58	Del Monte Corporation Supplemental Executive Retirement Plan (Third Restatement), Effective June 29, 2006 (the “Del Monte Corporation Supplemental Executive Retirement Plan”)(incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 6, 2006)**

*10.59	Amendment No. 1 to the Del Monte Corporation Supplemental Executive Retirement Plan, effective January 1, 2005**

10.60	Form of Del Monte Foods Company Stand-Alone Stock Appreciation Right Agreement, adopted as of September 22, 2004. (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed on September 28, 2004 (the “September 2004 Form 8-K”)**

10.61	Form of Del Monte Foods Company 2002 Stock Incentive Plan Stand-Alone Stock Appreciation Right Agreement, adopted as of December 7, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 10, 2004) **

10.62	Del Monte Corporation Additional Benefits Plan, effective January 1, 2005 (the “Del Monte Corporation Additional Benefits Plan”) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004 (the “December 2004 Form 8-K”))**

*10.63	Amendment No. 1 to the Del Monte Corporation Additional Benefits Plan, effective January 1, 2005**

10.64	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004)**

Exhibit Number	Description

10.65	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 15, 2005, as filed on December 16, 2005 (the “December 16, 2005 8-K”))**

10.66	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006 (incorporated by reference to Exhibit 10.2 to the December 16, 2005 8-K)**

10.67	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.5 to the October 2005 8-K)**

10.68	Non-employee Director Compensation Plan (incorporated by reference to Exhibit 10.70 to the Annual Report filed on Form 10-K for the year ended May 1, 2005)**

10.69	Del Monte Corporation Executive Severance Plan, Effective January 1, 2006 (incorporated by reference to Exhibit 10.7 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2006 (the “January 2006 10-Q”))**

10.70	Del Monte Corporation Annual Incentive Plan Fiscal 2007 Targeted Percentage and Weighting of Objectives for Named Executive Officers as Approved by the Compensation Committee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 27, 2006 (the “September 2006 Form 8-K”))**

10.71	Form of Del Monte Foods Company Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q for the quarter ended October 29, 2006 (the “October 2006 10-Q”))**

10.72	Form of Del Monte Foods Company Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the October 2006 10-Q)**

10.73	Form of Del Monte Foods Company Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the October 2006 10-Q)**

10.74	Del Monte Foods Company Non–Employee Director Plan, as amended effective immediately following the Company’s 2006 annual meeting of stockholders (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on March 21, 2006)**

10.75	Executive Medical Reimbursement Plan, as amended and restated, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.68 to the Annual Report filed on Form 10-K for the year ended April 30, 2006)**

10.76	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998, filed September 22, 1998, File No. 001-14335 (the “1998 Form 10-K”))**

10.77	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K)**

10.78	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K)**

10.79	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 Form 8-K”)**

Exhibit Number	Description

10.80	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, Executed December 14, 2005 (incorporated by reference to Exhibit 10.8 to the January 2006 10-Q)**

10.81	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K)**

10.82	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.3 to the November 2004 Form 8-K)**

10.83	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.5 to the November 2004 Form 8-K)**

10.84	Severance Agreement and Release of All Claims between Todd R. Lachman and Del Monte Corporation dated June 21, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on June 27, 2006)**

10.85	Annual Salary Adjustment for Certain Executive Officers as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on September 29, 2005 (incorporated by reference to Exhibit 10.6 to the October 2005 8-K)**

10.86	Annual Salary Adjustment for Chief Executive Officer as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on December 14, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 14, 2005, as filed on December 16, 2005)**

10.87	Annual Salary Adjustment for Named Officers as Approved by the Compensation Committee of the Board of Directors of Del Monte Foods Company on September 21, 2006 (incorporated by reference to Exhibit 10.1 to the September 2006 Form 8-K)**

10.88	Logistics Services Agreement entered into as of April 4, 2005 and dated effective March 4, 2005 between Del Monte Corporation and Pacer Global Logistics, Inc. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on April 8, 2005)

10.89	Master Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 1, 2005 (the “July 2005 8-K”))

10.90	Supplemental Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.2 to the July 2005 8-K)

10.91	Supplemental Confirmation entered into by the Company and Goldman Sachs on December 19, 2005 (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed December 20, 2005)

18	Preferability letter from KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 18 to the Quarterly Report filed on Form 10-Q for the quarter ended July 27, 2003)

*21	Subsidiaries of Del Monte Foods Company

Exhibit Number	Description

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement