Form 10-Q
period 2007-07-29
DEL MONTE FOODS CO
filed 2007-09-06
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 29, 2007, there were 202,529,176 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	July 29, 2007	April 29, 2007

	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$12.0	$13.0
Trade accounts receivable, net of allowance	182.6	261.1
Inventories	958.9	809.9
Prepaid expenses and other current assets	156.3	132.5

TOTAL CURRENT ASSETS	1,309.8	1,216.5
Property, plant and equipment, net	716.0	718.6
Goodwill	1,380.8	1,389.3
Intangible assets, net	1,196.7	1,198.6
Other assets, net	35.7	38.5

TOTAL ASSETS	$4,639.0	$4,561.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$519.7	$508.7
Short-term borrowings	82.9	21.8
Current portion of long-term debt	31.9	29.4

TOTAL CURRENT LIABILITIES	634.5	559.9
Long-term debt	1,942.0	1,951.9
Deferred tax liabilities	370.6	368.0
Other non-current liabilities	238.4	229.5

TOTAL LIABILITIES	3,185.5	3,109.3

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500,000,000; 214,526,248 issued and 202,529,176 outstanding at July 29, 2007 and 214,208,733 issued and 202,211,661 outstanding at April 29, 2007)	$2.1	$2.1
Additional paid-in capital	1,028.4	1,021.7
Treasury stock, at cost	(133.1)	(133.1)
Accumulated other comprehensive income	23.3	24.4
Retained earnings	532.8	537.1

TOTAL STOCKHOLDERS’ EQUITY	1,453.5	1,452.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,639.0	$4,561.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended
	July 29, 2007	July 30, 2006
	(Unaudited)
Net sales	$753.5	$674.1
Cost of products sold	568.2	509.7

Gross profit	185.3	164.4
Selling, general and administrative expense	141.2	123.5

Operating income	44.1	40.9
Interest expense	38.0	30.5
Other expense	0.6	0.3

Income from continuing operations before income taxes	5.5	10.1
Provision for income taxes	2.0	2.7

Income from continuing operations	3.5	7.4

Loss from discontinued operations before income taxes	—	(1.9)
Benefit for income taxes	—	(0.7)

Loss from discontinued operations	—	(1.2)

Net income	$3.5	$6.2

Earnings per common share
Basic:
Continuing operations	$0.02	$0.04
Discontinued operations	—	(0.01)

Total	$0.02	$0.03

Diluted:
Continuing operations	$0.02	$0.04
Discontinued operations	—	(0.01)

Total	$0.02	$0.03

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	July 29, 2007	July 30, 2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$3.5	$6.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25.7	23.5
Deferred taxes	6.8	3.1
(Gain)/loss on asset disposals	0.4	(7.3)
Stock compensation expense	3.2	3.3
Other non-cash items, net	(0.5)	1.0
Changes in operating assets and liabilities	(65.2)	(31.8)

NET CASH USED IN OPERATING ACTIVITIES	(26.1)	(2.0)

INVESTING ACTIVITIES:
Capital expenditures	(22.5)	(15.7)
Net proceeds from disposal of assets	0.1	9.8
Cash used in business acquisitions, net of cash acquired	—	(1,303.9)
Decrease in restricted cash	—	43.3

NET CASH USED IN INVESTING ACTIVITIES	(22.4)	(1,266.5)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	115.6	337.8
Payments on short-term borrowings	(54.5)	(98.0)
Proceeds from long-term debt	—	645.0
Principal payments on long-term debt	(7.4)	(50.4)
Payments of debt-related costs	—	(9.0)
Dividends paid	(8.1)	(8.0)
Issuance of common stock	2.7	3.1

NET CASH PROVIDED BY FINANCING ACTIVITIES	48.3	820.5

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.0)	(447.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13.0	459.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.0	$12.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, StarKist, S&W, Contadina, College Inn and other brand names and premier foods and snacks for pets, with brands including Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

On May 19, 2006, Del Monte Corporation, a direct, wholly-owned subsidiary of Del Monte Foods Company, completed the acquisition of Meow Mix Holdings, Inc. (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. Effective July 2, 2006, Del Monte Corporation completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc.

The Company has two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets, and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, broth, and tuna products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 29, 2007 and July 30, 2006 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 29, 2007 and for the three months ended July 29, 2007 and July 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 29, 2007 are not necessarily indicative of the results expected for the year ending April 27, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 29, 2007 (“2007 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Employee Stock Plans

For a description of the Company’s stock-based incentive plans, see Note 10 of the 2007 Annual Report.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. There were no stock option grants during the three months ended July 29, 2007. The following table presents the weighted average assumptions for the three months ended July 30, 2006:

Three Months Ended July 30, 2006
Dividend yield	1.4%
Expected volatility	31.1%
Risk-free interest rate	5.0%
Expected life (in years)	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 29, 2007	14,887,766	$9.61	8,918,675	$9.14
Granted	—	—
Forfeited	(57,973)	10.79
Exercised	(315,100)	8.68

Balance at July 29, 2007	14,514,693	$9.63	8,709,853	$9.18

As of July 29, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $29.5 and $22.1, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

At July 29, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	5,487,776	5.46	$7.97	4,900,335	$7.87
$8.81 - 10.42	4,841,426	7.88	10.10	1,329,596	9.51
$10.57 - 15.85	4,185,491	5.80	11.26	2,479,922	11.59

$6.04 - 15.85	14,514,693	6.37	$9.63	8,709,853	$9.18

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 29, 2007	880,795	277,949	54,033	1,340,400
Granted	—	78,719	—	—
Forfeited	(1,500)	—	—	(104,326)
Issued as common stock	(3,424)	—	—	—

Balance at July 29, 2007	875,871	356,668	54,033	1,236,074

Note 3. Inventories

The Company’s inventories consist of the following:

	July 29, 2007	April 29, 2007
Inventories:
Finished products	$750.6	$618.0
Raw materials and in-process material	60.3	56.0
Packaging material and other	152.7	130.3
LIFO Reserve	(4.7)	5.6

TOTAL INVENTORIES	$958.9	$809.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	July 29, 2007	April 29, 2007
Goodwill	$1,380.8	$1,389.3

Non-amortizable intangible assets:
Trademarks	1,071.2	1,071.2

Amortizable intangible assets:
Trademarks	71.2	71.2
Customer relationships	89.0	89.0
Other	11.4	11.4

	171.6	171.6
Accumulated amortization	(46.1)	(44.2)

Amortizable intangible assets, net	125.5	127.4

Intangible assets, net	$1,196.7	$1,198.6

As of July 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,187.7 related to the Pet Products reportable segment. As of April 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,196.2 related to the Pet Products reportable segment.

Amortization expense for the three months ended July 29, 2007 and July 30, 2006 was $1.9 and $1.7, respectively. The Company expects to recognize $6.0 of amortization expense during the remainder of fiscal 2008. The following table presents expected amortization of intangible assets as of July 29, 2007, for each of the five succeeding fiscal years:

2009	$7.8
2010	7.6
2011	7.3
2012	5.8
2013	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 5. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	July 29, 2007	July 30, 2006
Basic earnings per common share:
Numerator:
Net income from continuing operations	$3.5	$7.4

Denominator:
Weighted average shares	202,613,767	200,427,784

Basic earnings per common share	$0.02	$0.04

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$3.5	$7.4

Denominator:
Weighted average shares	202,613,767	200,427,784
Effect of dilutive securities	3,044,205	3,559,740

Weighted average shares and equivalents	205,657,972	203,987,524

Diluted earnings per common share	$0.02	$0.04

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 3,827,105 and 6,472,945 were not included in the computation of diluted earnings per share for the three months ended July 29, 2007 and July 30, 2006, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 6. Debt

The Company’s debt consists of the following, as of the dates indicated:

	July 29, 2007	April 29, 2007
Short-term borrowings:
Revolving credit facility	$82.6	$21.0
Other	0.3	0.8

	$82.9	$21.8

Long-term debt:
Term A Loan	$393.9	$399.1
Term B Loan	880.0	882.2

Total Term Loans	1,273.9	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,973.9	1,981.3
Less current portion	31.9	29.4

	$1,942.0	$1,951.9

The Company borrowed $115.6 from its revolving credit facility during the three months ended July 29, 2007. A total of $54.0 was repaid during the three months ended July 29, 2007. As of July 29, 2007, the net availability under the revolving credit facility, reflecting $47.8 of outstanding letters of credit, was $319.6. The blended interest rate on the revolving credit facility was approximately 7.46% on July 29, 2007. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility.

The Company is scheduled to repay $22.0 of its long-term debt during the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2009	$39.6
2010	49.8
2011	494.1
2012	1,118.4
2013	—

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of July 29, 2007, the Company believes that it is in compliance with all such financial covenants.

Note 7. Employee Severance Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan is intended to further the Company’s progress against its strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies from the acquisitions of Meow Mix and Milk-Bone.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

The Company communicated to affected employees that their employment would be terminated as part of the transformation plan during fiscal 2007 and the first quarter of fiscal 2008. Termination benefits and severance costs are expensed as part of selling, general and administrative expense and are recorded as corporate expenses, as it is the Company’s policy to record such restructuring expenses as corporate expenses.

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 29, 2007	$2.0
Termination and severance costs incurred	0.8
Amounts utilized	(1.4)

Accrued termination and severance costs - July 29, 2007	$1.4

Note 8. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	July 29, 2007	July 30, 2006
Net income	$3.5	$6.2

Other comprehensive income (loss):
Foreign currency translation adjustments	0.4	(0.1)
Loss on cash flow hedging instruments, net of tax	(1.5)	(0.2)

Total other comprehensive loss	(1.1)	(0.3)

Comprehensive income	$2.4	$5.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 9. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2007 Annual Report for a description of these plans. The components of net periodic benefit cost of such plans for the three months ended July 29, 2007 and July 30, 2006, respectively, are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.0	$2.8	$0.5	$0.4
Interest cost on projected benefit obligation	6.0	6.1	1.8	1.6
Expected return on plan assets	(6.6)	(6.3)	—	—
Amortization of prior service cost/(credit)	0.2	0.3	(2.1)	(2.1)
Amortization of loss/(gain)	(0.1)	0.2	—	—

Total benefit cost (reduction of benefit cost)	$2.5	$3.1	$0.2	$(0.1)

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

Note 10. Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 as of the first day of the first fiscal quarter, April 30, 2007. The adoption of FIN 48 resulted in a $0.3 decrease to the liability for unrecognized tax benefits and corresponding cumulative effect increase to retained earnings. Upon adoption, the Company had unrecognized tax benefits of $7.0, $6.3 of which would impact the effective income tax rate if recognized. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of July 29, 2007, the amount of accrued interest included in the non-current income tax liability account is $0.3, net of tax. No penalties are accrued in the unrecognized tax benefits.

There were no significant changes to the liability for unrecognized tax benefits or accrued interest and penalties in the three months ended July 29, 2007.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

The Company files income tax returns in the U.S. Federal jurisdiction and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of resolution. The Company expects during the next 12 months to close a tax year to audit. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $2.

The Company has open tax years from primarily 2001 to 2006 with various significant taxing jurisdictions including the United States, American Samoa and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

Note 11. Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s annual report on Form 10-K for the year ended April 29, 2007:

Beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including the Company, announced recalls of select products. The Company currently believes that there are over 90 purported class actions relating to these pet food recalls. To date, the Company is a defendant in seven purported class actions related to its pet food and pet snack recall, which it initiated March 31, 2007. However, the Company may be named in additional cases.

As previously reported in our annual report on Form 10-K, we are currently a defendant in the following cases:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Wahl v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California.

Additionally, we are also currently a defendant in the following case:

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado. The complaint filed on July 13, 2007 was an amended complaint that added the Company as a defendant to the case.

By order dated June 28, 2007, the Carver, Ford, Schwinger, Wahl and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. The named plaintiffs allege that their pets suffered injury and/or death as a result of ingesting the Company’s and other defendants’ allegedly contaminated pet food and pet snack products. The Blaszkowski and Picus cases also contain allegations of false and misleading advertising by the Company. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company plans to deny these allegations and vigorously defend itself. The Company believes it has adequate insurance to cover any material liability in these cases.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended July 29, 2007

(In millions, except share and per share data)

(Unaudited)

Note 12. Segment Information

During the first quarter of fiscal 2008, the Company made changes in its internal reporting of certain product groupings. This event, combined with management changes and the relocation of certain business functions, led the Company to determine that these reporting and other changes resulted in a change to the Company’s operating segments. The former Del Monte Brands and StarKist Seafood operating segments have been combined into one operating segment: Consumer Products. As the former Del Monte Brands and StarKist Seafood operating segments were previously aggregated for segment reporting, this operating segment change did not affect the Company’s reportable segments.

The Company has the following reportable segments:

•

The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, broth and tuna products.

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	July 29, 2007	July 30, 2006
Net Sales:
Consumer Products	$444.6	$420.6
Pet Products	308.9	253.5

Total Company	$753.5	$674.1

Operating Income:
Consumer Products	$13.9	$25.8
Pet Products	47.4	36.6
Corporate (a)	(17.2)	(21.5)

Total Company	$44.1	$40.9

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 29, 2007 and July 30, 2006, Corporate includes $5.2 and $9.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended April 29, 2007 (the “2007 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Item 1A. “Risk Factors” in our 2007 Annual Report and in Part II of this quarterly report on Form 10-Q.

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

We have two reportable segments: Consumer Products and Pet Products. During the first quarter of fiscal 2008, we made changes in our internal reporting of certain product groupings. This event, combined with management changes and the relocation of certain business functions, led us to determine that these reporting and other changes resulted in a change to our operating segments. The former Del Monte Brands and StarKist Seafood operating segments have been combined into one operating segment: Consumer Products. As the former Del Monte Brands and StarKist Seafood operating segments were previously aggregated for segment reporting, this operating segment change did not affect our reportable segments. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, broth and tuna products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	July 29, 2007	July 30, 2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$ 753.5	$ 674.1	$ 79.4	11.8%	10.6%	1.2%
Cost of Products Sold	568.2	509.7	58.5	11.5%	9.6%	1.9%

Gross Profit	185.3	164.4	20.9	12.7%
Selling, General and Administrative Expense	141.2	123.5	17.7	14.3%

Operating Income	$ 44.1	$ 40.9	$ 3.2	7.8%

Gross Margin	24.6%	24.4%

Selling, General and Administrative Expense as a % of net sales	18.7%	18.3%

Operating Income Margin	5.9%	6.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our first quarter results include net sales of $753.5 million, which represent growth of 11.8% over the first quarter of fiscal 2007. Volume growth drove the increase in net sales. This growth resulted primarily from a full quarter of operations from the Meow Mix and Milk Bone acquisitions which were completed during the first quarter of fiscal 2007, as well as growth in Meow Mix and Milk-Bone products. In addition, volume growth from new products contributed 4.2% to sales growth. Pricing, net of associated volume loss or “elasticity,” was essentially flat.

During the first quarter of fiscal 2008, as in fiscal 2007, we continued to see cost escalation which impacted our results of operations. These cost increases were driven by higher ingredient, commodity and raw product costs. In particular, in our Consumer Products segment, skipjack (a type of tuna) costs are at 10-year highs due to low catch rates, and in our Pet Products segment, the price of grains, fats and oils has increased related to the demand for alternative fuels. During the first quarter of fiscal 2008, pricing actions, combined with our cost saving efforts, offset the majority of our cost increases. For the remainder of fiscal 2008, we expect that ingredient, commodity, and raw product costs, particularly for grains, fats and oils, as well as fish, will continue to be higher than the prior year. We expect these higher costs, which have accelerated in recent months, to have a greater impact on our operating results for the remainder of the fiscal year.

Our first quarter operating income was $44.1 million, which represented an increase of $3.2 million or 7.8% compared to the first quarter of fiscal 2007. Operating margin decreased by 20 basis points to 5.9% for the first quarter of fiscal 2008. The increase in operating income was driven by the acquisitions, partially offset by decreased operating income in the Consumer Products operating segment due to higher fish costs and lower volume from higher pricing. While pricing covered the majority of our cost increases, operating margin was also negatively impacted by the absence of the $9.5 million gain on the sale of a perpetual license for S&W branded dry soaked beans and related products and the sale of the rights to the S&W trademark in Australia and New Zealand, as well as increased marketing spending. In addition, we incurred $5.9 million in expenses during the first quarter of fiscal 2008 related to the transformation plan described below, as compared to $9.2 million of transformation expense for the three months ended July 30, 2006.

We incurred $38.0 million in interest expense in the first quarter of fiscal 2008 as compared to $30.5 million in the first quarter of fiscal 2007, driven primarily by higher average debt levels. We expect that our interest expense for the full year will be relatively flat compared to fiscal 2007 due to lower average debt levels and anticipated lower interest rates.

Transformation Plan

On June 22, 2006, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies from the pet acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

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

We expect to incur total pre-tax costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $46 million of pre-tax cash expenses, $54 million in anticipated capital expenditures and $10 million of pre-tax non-cash expenses. As of July 29, 2007, we have incurred approximately $73.5 million of these expected total costs, including approximately $34.6 million of pre-tax cash expenses, approximately $31.8 million of capital expenditures and approximately $7.1 million of pre-tax non-cash expenses. We began to generate savings in fiscal 2007, and expect to capture annualized pre-tax savings of approximately $40 million by the end of fiscal 2008 and approximately $50 million by the end of fiscal 2009.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 29, 2007 and July 30, 2006 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three months ended July 29, 2007, we recognized DB plans benefits expense of $2.5 million, and other benefits expense of $0.2 million. Our remaining fiscal 2008 DB plans benefits expense is currently estimated to be approximately $7.6 million and other benefits expense is estimated to be approximately $0.6 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended July 29, 2007 and July 30, 2006. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the performance of StarKist seafood does not improve and we no longer believe we will achieve our long-term projected sales or operating income, we may conclude in connection with any future impairment tests that the estimated fair value of StarKist assets, including goodwill, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.

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

Fair Value Method of Accounting. We adopted the provisions of SFAS 123R “Share-Based Payment” as of May 1, 2006 and elected to use the modified prospective transition method of adoption.

Our Assumptions. Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The dividend yield assumption is based on our recent history of paying quarterly dividends and our expectation that the Board of Directors will continue to declare quarterly dividends at the same rate for the expected life of options granted.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third party actuary is engaged to estimate the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 29, 2007 and July 30, 2006 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 29, 2007, compared to the results for the three months ended July 30, 2006.

Net sales.

	Three Months Ended
	July 29, 2007	July 30, 2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$444.6	$420.6	$24.0	5.7%	4.9%	0.8%
Pet Products	308.9	253.5	55.4	21.9%	20.1%	1.8%

Total	$753.5	$674.1	$79.4	11.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended July 29, 2007 were $753.5 million, an increase of $79.4 million, or 11.8%, compared to $674.1 million for the three months ended July 30, 2006.

Net sales in our Consumer Products reportable segment were $444.6 million for the three months ended July 29, 2007, an increase of $24.0 million or 5.7% compared to the three months ended July 30, 2006. This increase was driven by growth in new product sales, increased volume in certain existing products and pricing, all primarily in fruit products. These increases were partially offset by declines in albacore tuna sales.

Net sales in our Pet Products reportable segment were $308.9 million for the three months ended July 29, 2007, an increase of $55.4 million or 21.9% compared to $253.5 million for the three months ended July 30, 2006. The increase was primarily driven by a full quarter of sales related to the Meow Mix and Milk-Bone acquisitions which were completed during the first quarter of fiscal 2007, as well as growth in Meow Mix and Milk-Bone products, new product sales and pricing.

Cost of products sold. Cost of products sold for the three months ended July 29, 2007 was $568.2 million, an increase of $58.5 million, or 11.5%, compared to $509.7 million for the three months ended July 30, 2006. The increase was due to increased sales volumes resulting from the acquisitions and new products, as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats and oils which primarily impacted our Pet Products segment, and in fish which primarily impacted our Consumer Products segment.

Gross margin. Our gross margin percentage for the three months ended July 29, 2007 increased 0.2 points to 24.6%, compared to 24.4% for the three months ended July 30, 2006. Net pricing benefited gross margin by 0.9 margin points and product mix benefited gross margin by 0.7 margin points. These benefits were almost entirely offset by a 1.4 margin point reduction related to the higher costs noted above.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended July 29, 2007 was $141.2 million, an increase of $17.7 million, or 14.3%, compared to SG&A of $123.5 million for the three months ended July 30, 2006. This increase was primarily driven by the absence of the $9.5 million gain on the sale of a perpetual license for S&W branded dry soaked beans and related products and the sale of the rights to the S&W trademark in Australia and New Zealand. In addition, marketing expense in the Pet Products segment was higher primarily as a result of the acquisitions. SG&A costs also included transformation-related expenses of $5.7 million for the three months ended July 29, 2007, compared to $9.2 million for the three months ended July 30, 2006. There were no integration costs for the three months ended July 29, 2007, compared to $2.2 million in the three months ended July 30, 2006.

Operating income.

	Three Months Ended
	July 29, 2007	July 30, 2006	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$13.9	$25.8	$(11.9)	(46.1)%
Pet Products	47.4	36.6	10.8	29.5%
Corporate (a)	(17.2)	(21.5)	4.3	20.0%

Total	$44.1	$40.9	$3.2	7.8%

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 29, 2007 and July 30, 2006, Corporate includes $5.2 and $9.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

Operating income for the three months ended July 29, 2007 was $44.1 million, an increase of $3.2 million, or 7.8%, compared to operating income of $40.9 million for the three months ended July 30, 2006.

Our Consumer Products reportable segment operating income decreased by $11.9 million, or 46.1%, to $13.9 million for the three months ended July 29, 2007 from $25.8 million for the three months ended July 30, 2006. This decrease was driven by the absence of the $9.5 million gain on the S&W-related sales mentioned above, as well as higher fish costs and higher raw product costs, partially offset by pricing.

Our Pet Products reportable segment operating income increased by $10.8 million, or 29.5%, to $47.4 million for the three months ended July 29, 2007 from $36.6 million for the three months ended July 30, 2006. This increase was driven primarily by the acquisitions, the absence of integration costs and pricing, partially offset by the increased costs described above.

Our corporate expenses decreased by $4.3 million during the three months ended July 29, 2007 compared to the prior year period. This decrease resulted primarily from a $4.0 million decrease in transformation-related expenses from $9.2 million for the three months ended July 30, 2006 to $5.2 million for the three months ended July 29, 2007.

Interest expense. Interest expense for the three month period ended July 29, 2007 was $38.0 million, reflecting an increase of $7.5 million compared to interest expense of $30.5 million for the three months ended July 30, 2006. This increase was primarily driven by higher average debt levels. We expect our interest expense for the full year to be relatively flat compared to fiscal 2007 levels.

Provision for Income Taxes. The effective tax rate for the three months ended July 29, 2007 was 36.4% compared to 26.7% for the three months ended July 30, 2006. This increase is primarily due to the reversal of a portion of the valuation allowance related to foreign net operating loss carryforwards in fiscal 2007, partially offset by the effect of the extension of the tax credit for companies operating in American Samoa and the research tax credit not reflected in the first quarter of fiscal 2007.

Loss from Discontinued Operations. The loss from discontinued operations of $1.2 million for the three months ended July 30, 2006 was primarily related to minor activities and changes in estimates as we performed the final wind-down of items related to the private label soup, food service soup and infant feeding businesses sold in the fourth quarter of fiscal 2006.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolving credit facility and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, and other general business purposes. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions, future transformation or restructuring plans or share repurchases. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. This legislation will ultimately result in accelerated rates of funding to our defined benefit pension plans and encourages employers to fully fund their defined benefit pension plans by 2011 by imposing certain consequences beginning in calendar 2008 for plans that do not meet certain funding levels. We currently expect to make contributions of approximately $41 million in fiscal 2008, which includes a minimum contribution of approximately $16 million and an incremental contribution of approximately $25 million. We currently anticipate making the incremental contribution in fiscal 2008 as a result of the Act. If we do not make the incremental contribution in fiscal 2008, among other things, more frequent contributions (quarterly instead of annually), additional contributions in fiscal 2009 and beyond, and agreements with the Pension Benefit Guarantee Corporation may be required, and the form of benefit payments to participants could be impacted. Refer to Note 12 to the Consolidated Financial Statements in our 2007 Annual Report for a description of our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	July 29, 2007	April 29, 2007
	(in millions)
Short-term borrowings:
Revolving credit facility	$82.6	$21.0
Other	0.3	0.8

	$82.9	$21.8

Long-term debt:
Term A Loan	$393.9	$399.1
Term B Loan	880.0	882.2

Total Term Loans	1,273.9	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,973.9	1,981.3
Less current portion	31.9	29.4

	$1,942.0	$1,951.9

We borrowed $115.6 million from the revolving credit facility during the three months ended July 29, 2007. A total of $54.0 million was repaid during the three months ended July 29, 2007. As of July 29, 2007, the net availability under the revolving credit facility, reflecting $47.8 million of outstanding letters of credit, was $319.6 million. The blended interest rate on the revolving credit facility was approximately 7.46% on July 29, 2007. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility.

Scheduled maturities of long-term debt are $22.0 million for the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2009	$39.6
2010	49.8
2011	494.1
2012	1,118.4
2013	—

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the credit agreement governing our senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility. As of July 29, 2007, we believe that we are in compliance with all such financial covenants.

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

Cash Flows

During the three months ended July 29, 2007, our cash and cash equivalents decreased by $1.0 million and during the three months ended July 30, 2006, our cash and cash equivalents decreased by $447.8 million.

	Three Months Ended
	July 29, 2007	July 30, 2006
	(in millions)
Net Cash Used in Operating Activities	$(26.1)	$(2.0)
Net Cash Used in Investing Activities	(22.4)	(1,266.5)
Net Cash Provided by Financing Activities	48.3	820.5

Operating Activities. Cash used in operating activities for the three months ended July 29, 2007 was $26.1 million, compared to $2.0 million for the three months ended July 30, 2006. This fluctuation was primarily driven by lower inventory levels in the prior year quarter due to low peach yields and later starts for the tomato and vegetable packs. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended July 29, 2007 was $22.4 million compared to $1,266.5 million for the three months ended July 30, 2006. Cash used in investing activities for the three months ended July 29, 2007 consisted primarily of capital spending. Capital spending during the first three months of fiscal 2008 was $6.8 million higher than during the first three months of fiscal 2007 driven by increased overall spending associated with the execution of our transformation plan and other capital projects. Cash used in investing activities for the three months ended July 30, 2006 consisted primarily of cash used for the Meow Mix and Milk-Bone acquisitions.

Financing Activities. Cash provided by financing activities for the three months ended July 29, 2007 was $48.3 million compared to $820.5 million for the three months ended July 30, 2006. During the first three months of fiscal 2008, we borrowed a net of $61.1 million in short-term borrowings as a result of incurring normal seasonal borrowings for operations.

In addition, during the three months ended July 29, 2007 and July 30, 2006, we borrowed $0 and $645.0 million, respectively in Term B loans and made scheduled repayments of $7.4 million and $50.4 million, respectively, towards our outstanding term loan principal. We also paid $8.1 million and $8.0 million in dividends during the three months ended July 29, 2007 and July 30, 2006, respectively. The $820.5 million of cash provided by financing activities for the three months ended July 30, 2006 resulted primarily from borrowings as a result of financing the acquisitions.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted the provisions of FIN 48 as of April 30, 2007. See Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the impact of adoption of these provisions.

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

During the three months ended July 29, 2007, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

Interest Rates. Our debt primarily consists of fixed rate notes and floating rate term loans. We also use our floating rate revolving credit facility primarily to fund seasonal working capital needs and other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

The table below presents our market risk associated with debt obligations as of July 29, 2007. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on July 29, 2007.

	Maturity
	Remainder of Fiscal 2008	Fiscal Year					After Fiscal 2013		Fair Value July 29, 2007
		2009	2010	2011	2012	2013		Total
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$—	$250.0	$700.0	$669.6
Average Interest Rate	—	—	—	—	8.63%	—	6.75%	7.96%
Variable Rate	$22.0	$39.6	$49.8	$494.1	$668.4	$—	$—	$1,273.9	$1,273.9
Average Interest Rate	6.82%	6.82%	6.82%	6.82%	6.82%	—	—	6.82%

Commodities and Other Prices.

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

On July 29, 2007, the fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.5 million. On April 29, 2007, the fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.9 million.

Other: We have a hedging program whereby heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. We have entered into futures or options contracts to cover a portion of our projected diesel fuel costs in certain periods since the program’s inception. These contracts generally have a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses are recorded directly as other income or expense. As of July 29, 2007 and April 29, 2007, all such contracts were closed. We expect to continue our hedging program with respect to diesel fuel and other energy costs during the remainder of fiscal 2008.

We also have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of July 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $0.1 million and current liabilities of $0.9 million. As of April 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $1.1 million.

The table below presents our commodity and natural gas derivative contracts as of July 29, 2007. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on July 29, 2007 are scheduled to mature prior to the end of fiscal 2008.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	39,400	1,200,000	3,390,000	655,000	1,570,000
Weighted Average Price	$220.24	$0.37	$3.91	$5.20	$7.97
Contract Amount ($ in millions)	$8.7	$0.4	$13.3	$3.4	$12.5
Fair Value ($ in millions)	$0.1	$—	$(1.4)	$0.9	$(0.8)

Options
Calls (Long)
Contract Volumes	32,000	—	2,725,000	—	—
Weighted Average Strike Price	$241.56	$—	$3.74	$—	$—
Weighted Average Price Paid	$15.06	$—	$0.24	$—	$—
Fair Value ($ in millions)	$0.3	$—	$0.3	$—	$—

Puts (Written)
Contract Volumes	12,000	—	2,725,000	—	—
Weighted Average Strike Price	$218.33	$—	$3.54	$—	$—
Weighted Average Price Received	$(5.17)	$—	$(0.16)	$—	$—
Fair Value ($ in millions)	$(0.1)	$—	$(0.8)	$—	$—

Foreign Currency: During the fourth quarter of fiscal 2007, we began a hedging program to manage our exposure to fluctuations in foreign currency exchange rates. We have entered into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of July 29, 2007 the fair values of our foreign currency hedges were recorded as current assets of $0.1 million and current liabilities of $0.3 million. As of April 29, 2007 the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2008.

The table below presents our foreign currency derivative contracts as of July 29, 2007. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on July 29, 2007 are scheduled to mature prior to the end of fiscal 2008.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	112.8

Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$10.2

Contract Amount ($ in millions)	$10.1

Average Contractual Exchange Rate (pesos/$US)	11.15

Firmly committed Forward Exchange Contracts ($US) (in millions)	$12.5

Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$13.3

Contract Amount ($CAD in millions)	$13.6

Average Contractual Exchange Rate ($US/$CAD)	0.92

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended
	July 29, 2007	July 30, 2006
	(in millions)
(Increase) decrease in other comprehensive income (a)	$1.1	$0.2
(Increase) decrease in deferred tax liabilities	0.8	0.1
Increase (decrease) in cost of products sold	(0.3)	1.2
Increase (decrease) in other expense	0.7	(0.1)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part I, Item 4, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Except as set forth below, there have been no material developments in the legal proceedings reported in our annual report on Form 10-K for the year ended April 29, 2007:

Beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including Del Monte, announced recalls of select products. We currently believe that there are over 90 purported class actions relating to these pet food recalls. To date, we are a defendant in seven purported class actions related to our pet food and pet snack recall, which we initiated March 31, 2007. However, we may be named in additional cases.

As previously reported in our annual report on Form 10-K, we are currently a defendant in the following cases:

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

Additionally, we are also currently a defendant in the following case:

•

Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado. The complaint filed on July 13, 2007 was an amended complaint that added us as a defendant to the case.

By order dated June 28, 2007, the Carver, Ford, Schwinger, Wahl and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. The named plaintiffs allege that their pets suffered injury and/or death as a result of ingesting our and other defendants’ allegedly contaminated pet food and pet snack products. The Blaszkowski and Picus cases also contain allegations of false and misleading advertising by us. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We plan to deny these allegations and vigorously defend ourselves. We believe we have adequate insurance to cover any material liability in these cases.

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

•

cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), meat by-products, and tuna;

•	the accuracy of our assumptions regarding costs and other matters;

•	our ability to increase prices and manage the price gap between our products and competing private label products;

•	our ability to reduce costs;

•	logistics and other transportation-related costs;

•	our pet food and pet snacks recall which began in March 2007 or other product recalls;

•	our debt levels and ability to service and reduce our debt;

•	reduced sales, disruptions, costs or other charges to earnings or expenses that may be generated by our strategic plan and transformation plan efforts;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	efforts to improve the performance and market share of our businesses;

•	changes in U.S., foreign or local tax laws and effective rates;

•	effectiveness of marketing and trade promotion programs;

•	changing consumer and pet preferences;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	availability, terms and deployment of capital;

•	interest rate fluctuations;

•	product liability claims and other litigation;

•	reliance on certain third-parties, including co-packers, our broker and third-party distribution centers or managers;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	weather conditions;

•	crop yields;

•	any acceleration of our departure from Terminal Island, CA;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export duties;

•	wage rates;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2007 Annual Report.

In addition to the foregoing, other economic, industry and business conditions may affect our future results, for example:

In our 2007 Annual Report, we included a risk factor titled “Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.” As part of that risk factor, we reported that the Andean Trade Preference and Drug Eradication Act (ATPDEA) would expire June 30, 2007. During the first quarter of fiscal 2008, ATPDEA was renewed. It is now scheduled to expire February 28, 2008. If new legislation is not adopted that provides similar benefits to the ATPDEA, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of the ATPDEA, such as closing affected facilities and relocating production elsewhere, could disrupt production, increase our expenses, result in asset write-downs and adversely affect our results of operations.

If the operating results of StarKist seafood do not improve, we may recognize an impairment of the StarKist goodwill, which would adversely affect our earnings.

We test the goodwill of StarKist seafood for impairment at least annually. In connection with our annual impairment test for fiscal 2007, we concluded that the StarKist goodwill was not impaired. If the performance of StarKist seafood does not improve, we may, in connection with any future impairment tests, conclude that the estimated fair value is less than the book value, write down StarKist assets, including goodwill, to the estimated fair value and recognize an impairment. Such impairment would adversely affect our earnings and could be material.

All forward-looking statements in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K as filed June 8, 2007)

*10.1	Fifth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, Executed August 8, 2007**

*10.2	First Amendment to Employment Agreement by and between Del Monte Corporation and David L. Meyers, Executed August 8, 2007**

*10.3	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, Executed August 8, 2007**

*10.4	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, Executed August 8, 2007**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement

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

Dated September 6, 2007