Form 10-Q
period 2007-10-28
DEL MONTE FOODS CO
filed 2007-12-05
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2007, there were 200,647,300 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	October 28, 2007	April 29, 2007
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$12.9	$13.0
Trade accounts receivable, net of allowance	240.9	261.1
Inventories	1,188.1	809.9
Prepaid expenses and other current assets	123.0	132.5

TOTAL CURRENT ASSETS	1,564.9	1,216.5
Property, plant and equipment, net	707.3	718.6
Goodwill	1,381.4	1,389.3
Intangible assets, net	1,195.2	1,198.6
Other assets, net	34.0	38.5

TOTAL ASSETS	$4,882.8	$4,561.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$586.0	$508.7
Short-term borrowings	245.9	21.8
Current portion of long-term debt	34.5	29.4

TOTAL CURRENT LIABILITIES	866.4	559.9
Long-term debt	1,932.1	1,951.9
Deferred tax liabilities	375.3	368.0
Other non-current liabilities	239.8	229.5

TOTAL LIABILITIES	3,413.6	3,109.3

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 214,595,914 issued and 202,360,842 outstanding at October 28, 2007 and 214,208,733 issued and 202,211,661 outstanding at April 29, 2007)	$2.1	$2.1
Additional paid-in capital	1,028.7	1,021.7
Treasury stock, at cost	(136.7)	(133.1)
Accumulated other comprehensive income	24.5	24.4
Retained earnings	550.6	537.1

TOTAL STOCKHOLDERS’ EQUITY	1,469.2	1,452.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,882.8	$4,561.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(unaudited)
Net sales	$938.1	$893.5	$1,691.6	$1,567.6
Cost of products sold	704.4	649.0	1,272.6	1,158.7

Gross profit	233.7	244.5	419.0	408.9
Selling, general and administrative expense	152.0	162.6	293.2	286.1

Operating income	81.7	81.9	125.8	122.8
Interest expense	41.0	42.9	79.0	73.4
Other (income) expense	(1.7)	0.1	(1.1)	0.4

Income from continuing operations before income taxes	42.4	38.9	47.9	49.0
Provision for income taxes	15.7	15.2	17.7	17.9

Income from continuing operations	26.7	23.7	30.2	31.1

Loss from discontinued operations before income taxes	(1.4)	(0.8)	(1.4)	(2.7)
Benefit for income taxes	(0.6)	(0.3)	(0.6)	(1.0)

Loss from discontinued operations	(0.8)	(0.5)	(0.8)	(1.7)

Net income	$25.9	$23.2	$29.4	$29.4

Earnings per common share
Basic:
Continuing Operations	$0.13	$0.12	$0.15	$0.16
Discontinued Operations	(0.00)	(0.01)	(0.01)	(0.01)

Total	$0.13	$0.11	$0.14	$0.15

Diluted:
Continuing Operations	$0.13	$0.12	$0.15	$0.15
Discontinued Operations	(0.00)	(0.01)	(0.01)	(0.01)

Total	$0.13	$0.11	$0.14	$0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 28, 2007	October 29, 2006
	(unaudited)
OPERATING ACTIVITIES:
Net income	$29.4	$29.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51.9	49.2
Deferred taxes	12.2	14.0
(Gain)/loss on asset disposals	1.7	(0.8)
Stock compensation expense	2.7	7.3
Other non-cash items, net	0.5	3.0
Changes in operating assets and liabilities	(248.7)	(210.0)

NET CASH USED IN OPERATING ACTIVITIES	(150.3)	(107.9)

INVESTING ACTIVITIES:
Capital expenditures	(45.2)	(34.1)
Net proceeds from disposal of assets	2.2	8.8
Net cash used in business acquisitions	—	(1,310.3)
Decrease in restricted cash	—	43.3
Other, net	(0.6)	—

NET CASH USED IN INVESTING ACTIVITIES	(43.6)	(1,292.3)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	341.9	570.6
Payments on short-term borrowings	(117.8)	(282.0)
Proceeds from long-term debt	—	745.0
Principal payments on long-term debt	(14.7)	(55.2)
Payments of debt-related costs	—	(10.0)
Dividends paid	(16.2)	(16.0)
Issuance of common stock	3.3	9.2
Purchase of treasury stock	(2.5)	—
Excess tax benefits from stock-based compensation	0.1	0.8

NET CASH PROVIDED BY FINANCING ACTIVITIES	194.1	962.4

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.1)	(437.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13.0	459.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.9	$22.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 28, 2007

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 28, 2007 and October 29, 2006 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 28, 2007 and October 29, 2006 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 28, 2007 and for the three and six months ended October 28, 2007 and October 29, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 28, 2007 are not necessarily indicative of the results expected for the year ending April 27, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 29, 2007 (“2007 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Employee Stock Plans

See Note 10 of the 2007 Annual Report for a description of the Company’s stock-based incentive plans. On August 3, 2007, the Board of Directors (the “Board”) adopted the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007, subject to stockholder approval (the “Amended Plan”). The Amended Plan was approved by the Company’s stockholders at its annual meeting held on September 27, 2007. Under the Amended Plan, the total number of shares authorized for grant was increased by 5,392,927 shares to 31,558,740 shares. In addition, shares of common stock issued pursuant to equity incentives granted under the Amended Plan on or after April 30, 2007 reduce the Amended Plan’s share reserve by one share in the case of options and stock appreciation rights with exercise prices at least equal to fair market value of the Company’s common stock on the grant date and by 2.79 shares in the case of all other equity incentives granted under the Amended Plan. However, for such other stock awards granted prior to April 30, 2007 but on or after May 2, 2005, the reduction is 1.94 shares instead of 2.79 shares. For all awards granted prior to May 2, 2005, the number of shares of common stock available for issuance under the Amended Plan is reduced by 1 share for each share of common stock issued.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the six months ended October 28, 2007 and October 29, 2006:

	Six Months Ended
	October 28, 2007	October 29, 2006
Dividend yield	1.4%	1.4%
Expected volatility	26.4%	30.7%
Risk-free interest rate	4.4%	4.7%
Expected life (in years)	7.0	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 29, 2007	14,887,766	$9.61	8,918,675	$9.14
Granted	2,282,500	10.33
Forfeited	(86,121)	10.68
Exercised	(376,088)	8.65

Balance at October 28, 2007	16,708,057	$9.73	10,888,467	$9.35

As of October 28, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $16.0 and $15.2, respectively.

At October 28, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.87	6,060,752	5.08	$8.06	6,060,752	$8.06
$8.90 - 10.37	6,465,546	8.82	10.30	1,684,887	10.22
$10.42 - 15.85	4,181,759	5.53	11.26	3,142,828	11.38

$6.04 - 15.85	16,708,057	6.64	$9.73	10,888,467	$9.35

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 29, 2007	880,795	277,949	54,033	1,340,400
Granted	294,700	79,666	54,243	—
Forfeited	(4,906)	—	—	(112,177)
Issued as common stock	(4,918)	—	(7,719)	—
Transferred to deferred stock units	—	10,292	(10,292)	—

Balance at October 28, 2007	1,165,671	367,907	90,265	1,228,223

Note 3. Discontinued Operations

The pre-tax loss from discontinued operations of $1.4 for the three and six months ended October 28, 2007 primarily relates to state unemployment taxes related to the Company’s soup and infant feeding businesses that were sold in fiscal year 2006. In September 2007, the Company received a tax bill of approximately $3.1 for Pennsylvania unemployment compensation tax for the period January 1, 2003 through June 30, 2007, of which approximately $1.1 related to discontinued operations.

Note 4. Inventories

The Company’s inventories consist of the following:

	October 28, 2007	April 29, 2007
Inventories:
Finished products	$1,064.1	$618.0
Raw materials and in-process material	57.2	56.0
Packaging material and other	69.0	130.3
LIFO Reserve	(2.2)	5.6

TOTAL INVENTORIES	$1,188.1	$809.9

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	October 28, 2007	April 29, 2007
Goodwill	$1,381.4	$1,389.3

Non-amortizable intangible assets:
Trademarks	1,071.8	1,071.2

Amortizable intangible assets:
Trademarks	71.2	71.2
Customer relationships	89.0	89.0
Other	11.4	11.4

	171.6	171.6
Accumulated amortization	(48.2)	(44.2)

Amortizable intangible assets, net	123.4	127.4

Intangible assets, net	$1,195.2	$1,198.6

As of October 28, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,188.3 related to the Pet Products reportable segment. As of April 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,196.2 related to the Pet Products reportable segment.

Amortization expense for the three and six months ended October 28, 2007 was $2.0 and $4.0, respectively, and $2.1 and $3.8 for the three and six months ended October 29, 2006, respectively. The Company expects to recognize $3.9 of amortization expense during the remainder of fiscal 2008. The following table presents expected amortization of intangible assets as of October 28, 2007, for each of the five succeeding fiscal years:

2009	$7.8
2010	7.6
2011	7.4
2012	5.8
2013	5.7

Note 6. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties that are classified as assets held for sale. Assets held for sale totaled $6.3 and $1.5 as of October 28, 2007 and April 29, 2007, respectively. During the three and six months ended October 28, 2007, the Company sold $2.1 of assets held for sale and recognized a gain of $0.8 on the sale. During the six months ended October 29, 2006, the Company sold $3.8 of assets held for sale and recognized a gain of $0.4 on the sale.

Note 7. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Basic earnings per common share:
Numerator:
Net income from continuing operations	$26.7	$23.7	$30.2	$31.1

Denominator:
Weighted average shares	202,863,770	201,194,803	202,738,769	200,811,293

Basic earnings per common share	$0.13	$0.12	$0.15	$0.16

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$26.7	$23.7	$30.2	$31.1

Denominator:
Weighted average shares	202,863,770	201,194,803	202,738,769	200,811,293
Effect of dilutive securities	2,511,903	2,340,704	2,758,517	2,536,801

Weighted average shares and equivalents	205,375,673	203,535,507	205,497,286	203,348,094

Diluted earnings per common share	$0.13	$0.12	$0.15	$0.15

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 7,061,955 and 4,519,331 were not included in the computation of diluted earnings per share for the three and six months ended October 28, 2007, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 8,560,667 and 7,248,627 were not included in the computation of diluted earnings per share for the three and six months ended October 29, 2006, respectively, because their inclusion would be antidilutive.

Note 8. Debt

The Company’s debt consists of the following, as of the dates indicated:

	October 28, 2007	April 29, 2007
Short-term borrowings:
Revolving credit facility	$245.6	$21.0
Other	0.3	0.8

	$245.9	$21.8

Long-term debt:
Term A Loan	$388.8	$399.1
Term B Loan	877.8	882.2

Total Term Loans	1,266.6	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,966.6	1,981.3
Less current portion	34.5	29.4

	$1,932.1	$1,951.9

The Company borrowed $226.3 from its revolving credit facility during the three months ended October 28, 2007. A total of $63.3 was repaid during the three months ended October 28, 2007. During the six months ended October 28, 2007, the Company borrowed $341.9 from the revolving credit facility and repaid $117.3. As of October 28, 2007, the net availability under the revolving credit facility, reflecting $40.0 of outstanding letters of credit, was $164.4. The blended interest rate on the revolving credit facility was approximately 6.82% on October 28, 2007. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility.

The Company is scheduled to repay $14.7 of its long-term debt during the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2009	$39.6
2010	49.8
2011	494.1
2012	1,118.4
2013	—

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. As of October 28, 2007, the Company believes that it is in compliance with all such financial covenants. Beginning in the fourth quarter of fiscal 2008, the maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility.

Note 9. Employee Severance Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan was intended to further the Company’s progress against its strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies from the acquisitions of Meow Mix and Milk-Bone. The Company communicated to affected employees that their employment would be terminated as part of the transformation plan during fiscal 2007 and the first quarter of fiscal 2008. Termination benefits and severance costs are expensed as part of selling, general and administrative expense and are recorded as corporate expenses, as it is the Company’s policy to record such restructuring expenses as corporate expenses.

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 29, 2007	$2.0
Termination and severance costs incurred	0.8
Amounts utilized	(1.4)

Accrued termination and severance costs - July 29, 2007	1.4

Termination and severance costs incurred	—
Amounts utilized	—

Accrued termination and severance costs - October 28, 2007	$1.4

Note 10. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net income	$25.9	$23.2	$29.4	$29.4
Other comprehensive income (loss):
Foreign currency translation adjustments	1.5	0.1	2.0	—
Income (loss) on cash flow hedging instruments, net of tax	(0.3)	1.1	(1.9)	0.9

Total other comprehensive income	1.2	1.2	0.1	0.9

Comprehensive income	$27.1	$24.4	$29.5	$30.3

Note 11. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2007 Annual Report for a description of these plans. The components of net periodic benefit cost of such plans for the three and six months ended October 28, 2007 and October 29, 2006, respectively, are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.0	$2.9	$0.6	$0.4	$6.0	$5.7	$1.1	$0.8
Interest cost on projected benefit obligation	5.9	6.2	1.7	1.6	11.9	12.3	3.5	3.2
Expected return on plan assets	(6.6)	(6.4)	—	—	(13.2)	(12.7)	—	—
Amortization of prior service cost/(credits)	0.3	0.2	(2.1)	(2.1)	0.5	0.5	(4.2)	(4.2)
Actuarial loss/(gain)	—	0.2	—	—	(0.1)	0.4	—	—

Total benefit cost (reduction of benefit cost)	$2.6	$3.1	$0.2	$(0.1)	$5.1	$6.2	$0.4	$(0.2)

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on the Company’s defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. As of October 28, 2007, the Company had made contributions of $34.4 in fiscal 2008, which included a minimum contribution of approximately $16.0 and an incremental contribution of approximately $18.4, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. The Company does not expect to make further contributions during the remainder of fiscal 2008. In fiscal 2007, the Company made contributions of $16.9. The Company continues to analyze the full impact of this law on the Company’s financial position, results of operations and cash flows.

Note 12. Income Taxes

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

The Company adopted the provisions of FIN 48 as of the first day of the first fiscal quarter, April 30, 2007. The adoption of FIN 48 resulted in a $0.3 decrease to the liability for unrecognized tax benefits and corresponding cumulative effect increase to retained earnings. Upon adoption, the Company had unrecognized tax benefits of $7.0 of which $6.3 would impact the effective income tax rate if recognized. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of October 28, 2007, the amount of accrued interest included in the non-current income tax liability account is $0.4, net of tax. No penalties are accrued in the unrecognized tax benefits.

There were no significant changes to the liability for unrecognized tax benefits or accrued interest and penalties in the three and six months ended October 28, 2007.

The Company files income tax returns in the U.S. Federal jurisdiction and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of resolution. The Company expects during the next 12 months to close a tax year to audit. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $2.0.

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

Note 13. Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2007 Annual Report:

As previously reported in the Company’s 2007 Annual Report, beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including the Company, announced recalls of select products. The Company currently believes there are over 90 purported class actions relating to these pet food recalls. To date, the Company is a defendant in seven purported class actions related to its pet food and pet snack recall, which it initiated March 31, 2007. However, the Company may be named in additional cases.

As previously reported in the Company’s quarterly report on Form 10-Q for the period ended July 29, 2007, the Company is currently a defendant in the following cases:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•

Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California (this case was previously reported in the Company’s quarterly report on Form 10-Q for the period ended July 29, 2007 as Wahl v. Del Monte; the name of the case has changed because the previously named plaintiffs have been replaced);

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. On October 12, 2007, the Company filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion. On October 12, 2007, the Company filed a Motion to Dismiss in the Picus case. The state court granted the Company’s motion in part and denied the motion in part.

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net Sales:
Consumer Products	$593.5	$566.5	$1,038.1	$987.1
Pet Products	344.6	327.0	653.5	580.5

Total Company	$938.1	$893.5	$1,691.6	$1,567.6

Operating Income:
Consumer Products	$45.7	$52.6	$59.6	$78.4
Pet Products	48.1	53.7	95.5	90.3
Corporate (a)	(12.1)	(24.4)	(29.3)	(45.9)

Total Company	$81.7	$81.9	$125.8	$122.8

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended October 28, 2007 and October 29, 2006, Corporate includes $2.5 and $10.8 of transformation-related expenses, respectively, including all severance-related restructuring costs. For the six months ended October 28, 2007 and October 29, 2006, Corporate includes $7.7 and $20.0 of transformation-related expenses, respectively, including all severance-related restructuring costs.

Note 15. Share Repurchase

On September 27, 2007, the Board authorized the repurchase of up to $200 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. As of October 28, 2007, Del Monte has repurchased 238,000 shares of its common stock for a total cash outlay of $2.5 and at an average price $10.49 per share.

Note 16. Subsequent Events

On November 21, 2007, the Company entered into an Asset Sale Agreement with S&W Foods International Limited (“S&W International”), an affiliate of Del Monte Philippines, Inc., both unrelated companies to Del Monte, to sell the S&W brand for all markets outside of North and South America, Australia and New Zealand and certain related assets. As part of the transaction, S&W International granted the Company a perpetual royalty-free license for canned fruits, canned vegetables, canned tomato products and dry soaked beans in certain specified countries in Western Europe. Under the terms of the Asset Sale Agreement, S&W International assumed certain customer-related liabilities and paid a purchase price of $10.0 plus the value of salable inventory, as defined in the Asset Sale Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended April 29, 2007 (the “2007 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2007 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 28, 2007	October 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$938.1	$893.5	$44.6	5.0%	3.5%	1.5%
Cost of Products Sold	704.4	649.0	55.4	8.5%	4.5%	4.0%

Gross Profit	233.7	244.5	(10.8)	(4.4%)
Selling, General and Administrative Expense	152.0	162.6	(10.6)	(6.5%)

Operating Income	$81.7	$81.9	$(0.2)	(0.2%)

Gross Margin	24.9%	27.4%
Selling, General and Administrative Expense as a % of net sales	16.2%	18.2%
Operating Income Margin	8.7%	9.2%

	Six Months Ended
	October 28, 2007	October 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,691.6	$1,567.6	$124.0	7.9%	6.6%	1.3%
Cost of Products Sold	1,272.6	1,158.7	113.9	9.8%	6.8%	3.0%

Gross Profit	419.0	408.9	10.1	2.5%
Selling, General and Administrative Expense	293.2	286.1	7.1	2.5%

Operating Income	$125.8	$122.8	$3.0	2.4%

Gross Margin	24.8%	26.1%
Selling, General and Administrative Expense as a % of net sales	17.3%	18.3%
Operating Income Margin	7.4%	7.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $938.1 million, which represent growth of 5.0% over the second quarter of fiscal 2007. Volume growth from new products and from certain existing products was the primary driver of the growth in net sales. In addition, pricing contributed 1.5% to sales growth, partially offset by volume loss or “elasticity.”

During the second quarter of fiscal 2008, as in fiscal 2007 and the first quarter of fiscal 2008, we continued to see cost escalation. This cost escalation negatively impacted our results of operations despite the cost savings realized from our transformation plan and other cost saving initiatives. Cost increases were driven by higher ingredient, commodity and raw product costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased related to the demand for alternative fuels and in our Consumer Products segment, skipjack (a type of tuna) costs are near 10-year highs due to low catch rates. While fishing conditions have improved in some regions, challenging fishing conditions in other regions continue to negatively impact global fish prices. During the second quarter of fiscal 2008, pricing actions, combined with our cost saving efforts, only partially offset inflationary and other cost increases. For the remainder of fiscal 2008, we expect that ingredient, commodity, and raw product costs, particularly for grains, fats and oils, as well as fish, will continue to be higher than the prior year. In addition, diesel costs are also expected to continue to be higher than the prior year. As a result of cost increases, we have announced pricing actions for certain vegetable and tomato products in the second half of the fiscal year.

Our operating income for the three months ended October 28, 2007 was $81.7 million, which represented a decrease of $0.2 million or 0.2% compared to the three months ended October 29, 2006. In addition, we incurred $3.2 million in expenses during the second quarter of fiscal 2008 related to the transformation plan described below, as compared to $11.4 million of transformation expense for three months ended October 29, 2006. There were no integration costs for the three months ended October 28, 2007, compared to $6.2 million for the three months ended October 27, 2006. Operating margin decreased by 50 basis points to 8.7% for the second quarter of fiscal 2008 primarily as a result of increased costs.

Transformation Plan

On June 22, 2006, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives, which are focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the pet acquisitions noted above, are anticipated to improve our competitiveness and enhance our overall performance.

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

We expect to incur total costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $46 million of pre-tax cash expenses, $54 million in anticipated capital expenditures and $10 million of pre-tax non-cash expenses. As of October 28, 2007, we have incurred approximately $82.8 million of these expected total costs, including approximately $37.6 million of pre-tax cash expenses, approximately $37.9 million of capital expenditures and approximately $7.3 million of pre-tax non-cash expenses. Cash and non-cash transformation plan expenses are recorded as selling, general and administrative expense. We began to generate savings in fiscal 2007, and expect to capture annualized pre-tax savings of approximately $40 million by the end of fiscal 2008 and approximately $50 million by the end of fiscal 2009, primarily impacting cost of products sold.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended October 28, 2007 and October 29, 2006 resulted in no significant adjustments to our estimates relating to the trade promotion liability.

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

During the three and six months ended October 28, 2007, we recognized DB plans benefits expense of $2.6 million and $5.1 million, respectively, and other benefits expense of $0.2 million and $0.4 million, respectively. Our remaining fiscal 2008 DB plans benefits expense is currently estimated to be approximately $5.1 million and other benefits expense is currently estimated to be approximately $0.4 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and six months ended October 28, 2007 and October 29, 2006. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the performance of StarKist seafood does not improve, we may conclude in connection with any future impairment tests that the estimated fair value of StarKist assets, including goodwill, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.

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

Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010, and fiscal 2011. Based on current expectations, management has concluded that the achievement of these targets is improbable. As a result, in the second quarter of fiscal 2008, we reversed approximately $3.8 million of prior expense related to these grants, and we have discontinued recording future expense related to these grants.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 28, 2007, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.8 million primarily as a result of favorable claims history. During the three and six months ended October 27, 2006 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 28, 2007, compared to the results for the three and six months ended October 29, 2006.

Net sales.

	Three Months Ended
	October 28, 2007	October 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$593.5	$566.5	$27.0	4.8%	3.9%	0.9%
Pet Products	344.6	327.0	17.6	5.4%	2.7%	2.7%

Total	$938.1	$893.5	$44.6	5.0%

	Six Months Ended
	October 28, 2007	October 29, 2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$1,038.1	$987.1	$51.0	5.2%	4.4%	0.8%
Pet Products	$653.5	580.5	73.0	12.6%	10.4%	2.2%

Total	$1,691.6	$1,567.6	$124.0	7.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended October 28, 2007 were $938.1 million, an increase of $44.6 million, or 5.0%, compared to $893.5 million for the three months ended October 29, 2006. Net sales for the six months ended October 28, 2007 were $1,691.6 million, an increase of $124.0 million, or 7.9%, compared to $1,567.6 million for the six months ended October 29, 2006.

Net sales in our Consumer Products reportable segment were $593.5 million for the three months ended October 28, 2007, an increase of $27.0 million or 4.8% compared to the three months ended October 29, 2006. This increase was driven primarily by fruit products, including increased volume in certain lower margin products enabled by a higher-yield peach pack in the current year, new product sales, and pricing. In addition, increased volume in certain vegetable products also contributed to the increase. These increases were partially offset by declines in tuna sales.

Net sales in our Consumer Products reportable segment were $1,038.1 million for the six months ended October 28, 2007, an increase of $51.0 million or 5.2% compared to the six months ended October 29, 2006. This increase was driven primarily by fruit products, including new product sales, increased volume in certain existing products (including lower margin fruit products) and pricing. In addition, increased volume in certain vegetable products also contributed to the increase. These increases were partially offset by declines in tuna sales.

Net sales in our Pet Products reportable segment were $344.6 million for the three months ended October 28, 2007, an increase of $17.6 million or 5.4% compared to $327.0 million for the three months ended October 29, 2006. The increase was primarily driven by new product sales, growth in Meow Mix and Milk-Bone products, and pricing.

For the six months ended October 28, 2007, net sales in our Pet Products reportable segment were $653.5 million, an increase of $73.0 million or 12.6% compared to $580.5 million for the six months ended October 29, 2006. The increase was primarily driven by a full six months of sales related to the Meow Mix and Milk-Bone acquisitions which were completed during the first quarter of fiscal 2007, as well as growth in Meow Mix and Milk-Bone products and new product sales.

Cost of products sold. Cost of products sold for the three months ended October 28, 2007 was $704.4 million, an increase of $55.4 million, or 8.5%, compared to $649.0 million for the three months ended October 29, 2006. The cost of products sold for the six months ended October 28, 2007 was $1,272.6 million, an increase of $113.9 million, or 9.8%, compared to $1,158.7 million for the six months ended October 29, 2006. These increases were due to increased sales volumes resulting from new products, as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats and oils which primarily impacted our Pet Products segment, and in fish which primarily impacted our Consumer Products segment. In addition, cost of products sold for the six months ended October 28, 2007 increased as a result of a full six months of operations related to the Meow Mix and Milk-Bone acquisitions.

Gross margin. Our gross margin percentage for the three months ended October 28, 2007 decreased 2.5 points to 24.9%, compared to 27.4% for the three months ended October 29, 2006. Net pricing benefited gross margin by 1.1 margin points. These benefits were more than offset by a 2.9 margin point reduction related to the higher costs noted above and a 0.7 margin point reduction related to product mix primarily related to the lower-margin fruit sales noted above.

For the six months ended October 28, 2007, our gross margin percentage decreased by 1.3 points to 24.8%, compared to 26.1% for the six months ended October 29, 2006. Net pricing benefited gross margin by 0.9 margin points. These benefits were more than offset by a 2.2 margin point reduction related to the higher costs noted above.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended October 28, 2007 was $152.0 million, a decrease of $10.6 million, or 6.5%, compared to SG&A of $162.6 million for the three months ended October 29, 2006. Our decrease in SG&A expense was primarily driven by decreased transformation and integration costs. SG&A costs included transformation-related expenses of $2.6 million for the three months ended October 28, 2007, compared to $10.8 million for the three months ended October 29, 2006. There were no integration costs for the three months ended October 28, 2007, compared to $5.6 million in the three months ended October 29, 2006. These decreases were partially offset by increased customer delivery costs, as well as inflationary and other cost increases.

For the six months ended October 28, 2007, selling, general and administrative expense was $293.2 million, an increase of $7.1 million, or 2.5%, compared to SG&A of $286.1 million for the six months ended October 29, 2006. Our increase in SG&A expense was primarily driven by inflationary and other cost increases, as well as incremental SG&A costs primarily associated with operating Meow Mix and Milk-Bone for the full six month period. These increases were partially offset by an $11.7 million decrease in transformation expenses to $8.3 million for the six months ended October 28, 2007, which compared to $20.0 million for the six months ended October 29, 2006, and the absence of the $9.5 million gain on the sale of a perpetual license for S&W branded dry soaked beans and related products as well as the sale of the rights to the S&W trademark in Australia and New Zealand. In addition, there were no integration costs for the six months ended October 28, 2007, compared to $7.8 million in the six months ended October 29, 2006.

Operating income.

	Three Months Ended
	October 28, 2007	October 29, 2006	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$45.7	$52.6	$(6.9)	(13.1%)
Pet Products	$48.1	$53.7	(5.6)	(10.4%)
Corporate (a)	$(12.1)	$(24.4)	12.3	50.4%

Total	$81.7	$81.9	$(0.2)	(0.2%)

	Six Months Ended
	October 28, 2007	October 29, 2006	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$59.6	$78.4	$(18.8)	(24.0%)
Pet Products	$95.5	$90.3	5.2	5.8%
Corporate (a)	$(29.3)	$(45.9)	16.6	36.2%

Total	$125.8	$122.8	$3.0	2.4%

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended October 28, 2007 and October 29, 2006, Corporate includes $2.5 million and $10.8 million of transformation-related expenses, respectively, including all severance-related restructuring costs. For the six months ended October 28, 2007 and October 29, 2006, Corporate includes $7.7 million and $20.0 million of transformation-related expenses, respectively, including all severance-related restructuring costs. See below for a discussion of year-over-year changes in corporate expenses.

Operating income for the three months ended October 28, 2007 was $81.7 million, a decrease of $0.2 million, or 0.2%, compared to operating income of $81.9 million for the three months ended October 29, 2006. For the six months ended October 28, 2007, operating income was $125.8 million, an increase of $3.0 million, or 2.4%, compared to operating income of $122.8 million for the six months ended October 29, 2006.

Our Consumer Products reportable segment operating income decreased by $6.9 million, or 13.1%, to $45.7 million for the three months ended October 28, 2007 from $52.6 million for the three months ended October 29, 2006. This decrease was driven by higher fish and raw product costs. For the six months ended October 28, 2007, our Consumer Products reportable segment operating income decreased by $18.8 million, or 24.0%, to $59.6 million from $78.4 million for the six months ended October 29, 2006. This decrease was driven by the absence of the $9.5 million gain on the sale of a perpetual license for S&W branded dry soaked beans and related products and the sale of the rights to the S&W trademark in Australia and New Zealand, as well as higher fish costs and higher raw product costs, partially offset by pricing.

Our Pet Products reportable segment operating income decreased by $5.6 million, or 10.4%, to $48.1 million for the three months ended October 28, 2007 from $53.7 million for the three months ended October 29, 2006. This decrease was driven primarily by the increased costs described above, partially offset by the absence of integration costs and by pricing. For the six months ended October 28, 2007, our Pet Products reportable segment operating income increased by $5.2 million, or 5.8%, to $95.5 million, from $90.3 million for the six months ended October 29, 2006. This increase was driven primarily by the full period impact of the acquisitions, the absence of integration costs, and pricing, partially offset by increased costs described above.

Our corporate expenses decreased by $12.3 million during the three months ended October 28, 2007 compared to the prior year period. This decrease resulted primarily from an $8.3 million decrease in transformation-related expenses from $10.8 million for the three months ended October 29, 2006 to $2.5 million for the three months ended October 28, 2007. In addition, stock compensation expense decreased by approximately $4.6 million, primarily as a result of the reversal of approximately $3.8 million of prior expense related to performance shares as discussed in “Critical Accounting Policies and Estimates” above. Our corporate expenses decreased by $16.6 million during the six months ended October 28, 2007 compared to October 29, 2006. This decrease was primarily due to a decrease in transformation-related expenses from $20.0 million for the six months ended October 29, 2006 to $7.7 million for the six months ended October 28, 2007.

Interest expense. Interest expense decreased $1.9 million, or 4.4%, to $41.0 million for the three months ended October 28, 2007 from $42.9 million for the three months ended October 29, 2006. This decrease resulted primarily from lower average debt levels. Interest expense increased $5.6 million, or 7.6%, to $79.0 million for the six months ended October 28, 2007 from $73.4 million for the six months ended October 29, 2006. This increase was driven by higher average debt levels. We expect our interest expense for the full year to be relatively flat compared to fiscal 2007 levels.

Provision for Income Taxes. The effective tax rate for the three months ended October 28, 2007 was 37.0%, compared to 39.1% for the three months ended October 29, 2006. This decrease is primarily due to the extension of the tax credit for companies operating in American Samoa and the Research tax credit not reflected in the quarter ending October 29, 2006. For the six months ended October 28, 2007, the effective tax rate was 37.0%, an increase of 0.5% from 36.5% for the six months ended October 29, 2006. The increase in the effective tax rate for the six months ended October 28, 2007 was primarily due to the prior year’s rate containing the reversal of valuation allowance relating to foreign net operating loss carryforwards offset by the absence of the tax credits for companies operating in American Samoa and the Research tax credit.

Loss from Discontinued Operations. The loss from discontinued operations of $0.8 million for the three and six months ended October 28, 2007 was primarily related to state unemployment taxes. In September 2007, we received a tax bill of approximately $3.1 million for Pennsylvania unemployment compensation tax for the period January 1, 2003 through June 30, 2007, of which approximately $1.1 million was attributable to discontinued operations. The loss from discontinued operations of $0.5 million for the three months ended October 29, 2006 represents changes in estimates related to our soup and infant feeding businesses that were sold in 2006 (“Soup and Infant Feeding Businesses”). The loss from discontinued operations of $1.7 million for the six months ended October 29, 2006 represents a pre-tax loss of $2.7 million, of which $0.8 million related to reductions in the sales price of the Soup and Infant Feeding Businesses for working capital adjustments and $1.9 million primarily related to changes in estimates related to the Soup and Infant Feeding Businesses.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolving credit facility and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, expenditures related to our transformation plan, payment of dividends, share repurchases, and other general business purposes. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions, or future transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit pension plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on our defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. As of October 28, 2007, we had made contributions of $34.4 million in fiscal 2008, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. We do not expect to make further contributions during the remainder of fiscal 2008. In fiscal 2007, we made contributions of $16.9 million. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to Note 12 to the Consolidated Financial Statements in our 2007 Annual Report for a description of our defined benefit pension plans.

On September 27, 2007, our Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. We currently anticipate that approximately one-third of the authorized $200 million will be utilized during each year covered by the authorization. However, the timing, actual number and value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock, and will be at the discretion of management (other than pursuant to the Rule 10b5-1 trading plan discussed below). Additionally, we may suspend or discontinue repurchases at any time.

On October 11, 2007, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of the shares of the Company’s common stock. Under this trading plan, repurchases may continue without suspension during trading blackout periods. Additionally, repurchases under the trading plan are intended to qualify for the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the trading plan are part of the $200 million share repurchase authorized by our Board of Directors. During the quarter ended October 28, 2007, we repurchased a total of 238,000 shares of the Company’s common stock for a total cash outlay of approximately $2.5 million.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	October 28, 2007	April 29, 2007
	(in millions)
Short-term borrowings:
Revolving credit facility	$245.6	$21.0
Other	0.3	0.8

	$245.9	$21.8

Long-term debt:
Term A Loan	$388.8	$399.1
Term B Loan	877.8	882.2

Total Term Loans	1,266.6	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,966.6	1,981.3
Less current portion	34.5	29.4

	$1,932.1	$1,951.9

We borrowed $226.3 million from the revolving credit facility during the three months ended October 28, 2007. A total of $63.3 million was repaid during the three months ended October 28, 2007. During the six months ended October 28, 2007, we borrowed $341.9 million from the revolving credit facility and repaid $117.3 million. As of October 28, 2007, the net availability under the revolving credit facility, reflecting $40.0 million of outstanding letters of credit, was $164.4 million. The blended interest rate on the revolving credit facility was approximately 6.82% on October 28, 2007. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility.

Scheduled maturities of our long-term debt are $14.7 million for the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2009	$39.6
2010	49.8
2011	494.1
2012	1,118.4
2013	—

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the credit agreement governing our senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods

Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. As of October 28, 2007, we believe that we are in compliance with all such financial covenants. Beginning in the fourth quarter of fiscal 2008, the maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility.

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

Cash Flows

During the six months ended October 28, 2007, our cash and cash equivalents decreased by $0.1 million and during the six months ended October 29, 2006, our cash and cash equivalents decreased by $437.9 million.

	Six Months Ended
	October 28, 2007	October 29, 2006
	(in millions)
Net Cash Used in Operating Activities	$(150.3)	$(107.9)
Net Cash Used in Investing Activities	(43.6)	(1,292.3)
Net Cash Provided by Financing Activities	194.1	962.4

Operating Activities. Cash used in operating activities for the six months ended October 28, 2007 was $150.3 million, compared to $107.9 million for the six months ended October 29, 2006. This fluctuation was primarily driven by higher pension contributions and higher inventory levels in the current year. We made pension contributions of $34.4 million in the six months ended October 28, 2007, compared to contributions of $15.0 million in the six months ended October 29, 2006. In addition, inventory levels are higher in the current year period due to higher peach yields. Inventory balances in the current year are also higher as a result of increased ingredient, commodity and raw product costs. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended October 28, 2007 was $43.6 million compared to $1,292.3 million for the six months ended October 29, 2006. Cash used in investing activities for the six months ended October 28, 2007 consisted primarily of capital spending. Capital spending during the first six months of fiscal 2008 was $11.1 million higher than during the first six months of fiscal 2007 driven by increased capital spending associated with the execution of our transformation plan and other capital projects. Cash used in investing activities for the six months ended October 29, 2006 consisted primarily of cash used for the Meow Mix and Milk-Bone acquisitions.

Financing Activities. Cash provided by financing activities for the six months ended October 28, 2007 was $194.1 million compared to $962.4 million for the six months ended October 29, 2006. During the first six months of fiscal 2008, we borrowed a net of $224.1 million in short-term borrowings as a result of incurring normal seasonal borrowings for operations. In addition, during the six months ended October 28, 2007 and October 29, 2006, we borrowed $0 and $745.0 million, respectively in Term B loans and made scheduled repayments of $14.7 million and $55.2 million, respectively, towards our outstanding term loan principal. We also paid $16.2 million and $16.0 million in dividends during the six months ended October 28, 2007 and October 29, 2006, respectively. The $962.4 million of cash provided by financing activities for the six months ended October 29, 2006 resulted primarily from borrowings as a result of financing acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates, commodity and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures.

During the six months ended October 28, 2007, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On September 6, 2007 we entered into an interest rate swap, with a notional amount of $400.0 million and an effective date of October 26, 2007, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the swap and a portion of our interest payment on our floating rate debt. During the six months ended October 28, 2007, the Company’s interest rate cash flow hedges resulted in a $2.7 million decrease to other comprehensive income (“OCI”) and a $1.7 million increase to deferred tax assets. The Company’s interest rate cash flow hedges did not have an impact on other expense. On October 28, 2007, the fair value of our interest rate swap was recorded as a current liability of $4.4 million. There were no outstanding interest rate swaps for the six months ended October 29, 2006.

The table below presents our market risk associated with debt obligations as of October 28, 2007. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on October 28, 2007.

	Maturity
	Remainder of Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	After Fiscal 2013	Total	Fair Value October 28, 2007
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$—	$250.0	$700.0	$701.4
Average Interest Rate	—	—	—	—	8.63%	—	6.75%	7.96%
Variable Rate	$14.7	$39.6	$49.8	$494.1	$668.4	$—		$1,266.6	$1,266.6
Average Interest Rate	6.36%	6.36%	6.36%	6.36%	6.36%	—		6.36%
Interest Rate Swaps
Notional Amount	$—	$—	$400.0	.	$—	$—	$—	$400.0	$4.4
Average Rate Receivable	—	—	5.07%	—	—	—	—	5.07%
Average Rate Payable	—	—	4.77%	—	—	—	—	4.77%

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

On October 28, 2007, the fair values of our commodities hedges were recorded as current assets of $3.3 million and current liabilities of $0.3 million. On April 29, 2007, the fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.9 million.

Other: In prior periods, we entered into hedging activities where heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses were recorded directly as other income or expense. No such contracts were entered into during the six months ended October 28, 2007 and as of April 29, 2007, all such contracts were closed. We may consider incorporating the use of heating oil contracts into our hedging program again in future periods.

We also have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of October 28, 2007, the fair values of our natural gas hedges were recorded as current liabilities of $0.6 million. As of April 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $1.1 million. We expect to continue our hedging program with respect to natural gas during the remainder of fiscal 2008.

The table below presents our commodity and natural gas derivative contracts as of October 28, 2007. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on October 28, 2007 are scheduled to mature prior to the end of fiscal 2008.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	32,200	600,000	2,900,000	360,000	880,000
Weighted Average Price	$243.60	$0.41	$3.87	$6.88	$8.57
Contract Amount ($ in millions)	$7.8	$0.2	$11.2	$2.5	$7.5
Fair Value ($ in millions)	$1.1	$—	$0.2	$0.5	$(0.6)
Options
Calls (Long)
Contract Volumes	22,000	—	1,300,000	—	—
Weighted Average Strike Price	$242.27	$—	$3.84	$—	$—
Weighted Average Price Paid	$15.77	$—	$0.27	$—	$—
Fair Value ($ in millions)	$0.9	$—	$0.4	$—	$—
Puts (Written)
Contract Volumes	5,000	—	1,300,000	—	—
Weighted Average Strike Price	$230.00	$—	$3.55	$—	$—
Weighted Average Price Received	$(5.00)	$—	$(0.16)	$—	$—
Fair Value ($ in millions)	$—	$—	$(0.1)	$—	$—

Foreign Currency: During the fourth quarter of fiscal 2007, we began a hedging program to manage our exposure to fluctuations in foreign currency exchange rates. We have entered into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of October 28, 2007, the fair values of our foreign currency hedges were recorded as current assets of $0.4 million and current liabilities of $1.3 million. As of April 29, 2007, the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2008.

The table below presents our foreign currency derivative contracts as of October 28, 2007. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on October 28, 2007 are scheduled to mature prior to the end of fiscal 2008.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	124.0
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$11.4
Contract Amount ($ in millions)	$11.1
Average Contractual Exchange Rate (pesos/$US)	11.2
Firmly committed Forward Exchange Contracts ($US) (in millions)	$10.6
Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$10.2
Contract Amount ($CAD in millions)	$11.4
Average Contractual Exchange Rate ($US/$CAD)	0.93

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(in millions)
(Increase) decrease in other comprehensive income (a)	$(0.3)	$(1.1)	$(1.9)	$(0.9)
(Increase) decrease in deferred tax liabilities	(0.1)	(0.8)	0.7	(0.7)
Increase in cost of products sold	1.3	2.0	1.0	3.2
Decrease in other expense	(2.1)	(0.2)	(1.4)	(0.3)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, President, Chief Executive Officer and Director (our “CEO”) and our Executive Vice President, Administration and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this quarterly report on Form 10-Q. This “Controls and Procedures” section of the quarterly report on Form 10-Q includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this section should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments in the legal proceedings reported in our 2007 Annual Report:

As previously reported in our 2007 Annual Report, beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including Del Monte, announced recalls of select products. We currently believe there are over 90 purported class actions relating to these pet food recalls. To date, we are a defendant in seven purported class actions related to our pet food and pet snack recall, which we initiated March 31, 2007. However, we may be named in additional cases.

As previously reported in our quarterly report on Form 10-Q for the period ended July 29, 2007, we are currently a defendant in the following cases:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•

Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California (this case was previously reported in our quarterly report on Form 10-Q for the period ended July 29, 2007 as Wahl v. Del Monte; the name of the case has changed because the previously named plaintiffs have been replaced);

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. On October 12, 2007, we filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion. On October 12, 2007, we filed a Motion to Dismiss in the Picus case. The state court granted our motion in part and denied the motion in part.

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

•

cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), meat by-products, crop-based products and tuna;

•	the accuracy of our assumptions regarding costs and other matters;

•	our ability to increase prices and manage the price gap between our products and competing private label products;

•	our ability to reduce costs;

•	logistics and other transportation-related costs;

•	our pet food and pet snacks recall which began in March 2007 or other product recalls;

•	our debt levels and ability to service and reduce our debt;

•	reduced sales, disruptions, costs or other charges to earnings or expenses that may be generated by our strategic plan and transformation plan efforts;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	efforts to improve the performance and market share of our businesses;

•	changes in U.S., foreign or local tax laws and effective rates;

•	effectiveness of marketing and trade promotion programs;

•	changing consumer and pet preferences;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	availability, terms and deployment of capital;

•	interest rate fluctuations;

•	product liability claims and other litigations;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses;

•	weather conditions;

•	crop yields;

•	any acceleration of our departure from Terminal Island, CA;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export duties;

•	wage rates;

•	industry trends, including changes in buying, inventory and other business practices by customers; and

•	public safety and health issues.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2007 Annual Report.

In addition to the foregoing and as we previously reported in our quarterly report on Form 10-Q for the period ended July 29, 2007, other economic, industry and business conditions may affect our future results, for example:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

On September 27, 2007, our Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. We currently anticipate that approximately one-third of the authorized $200 million will be utilized during each year covered by the authorization. However, the timing, actual number and value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock, and will be at the discretion of management (other than pursuant to the Rule 10b5-1 trading plan discussed below). Additionally, we may suspend or discontinue repurchases at any time.

In October 2007, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of shares of the Company’s common stock. Under this trading plan, repurchases may continue without suspension during trading blackout periods. Additionally, repurchases under the trading plan are intended to qualify for the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the trading plan are part of the $200 million share repurchase authorized by our Board of Directors.

The following table provides information about our purchases of the Company’s common stock during the three month period ended October 28, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 29 - August 26, 2007	—	—	—	—
August 27 - September 23, 2007	—	—	—	—
September 24 - October 28, 2007	238,000	$10.49	238,000	$197,503,710
Total	238,000	$10.49	238,000	$197,503,710

(1)	The $200 million share repurchase authorized by our Board of Directors was announced on September 28, 2007 and will expire September 26, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 27, 2007 in San Francisco, California. Three matters were submitted to a vote of stockholders: (i) the election of three Class III directors to hold office for three-year terms; (ii) the approval of the amendment and restatement of the Del Monte Foods Company 2002 Stock Incentive Plan; and (iii) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditors for its fiscal year ending April 27, 2008.

At the Annual Meeting, the following individuals were elected to the Board of Directors for three-year terms upon the following vote:

	Votes For	Votes Against	Votes Abstained
Victor L Lund	182,937,286	3,082,175	503,779
Joe L. Morgan	183,638,363	2,248,642	636,255
David R. Williams	178,050,842	7,980,526	491,892

141,500,292 votes were cast in favor of the approval of the amendment and restatement of the Del Monte Foods Company 2002 Stock Incentive Plan. 25,195,588 votes were cast against approval and 608,419 votes abstained. In addition, there were 19,218,961 broker non-votes.

183,802,474 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending April 27, 2008. 2,418,292 votes were cast against ratification and 302,494 votes abstained.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
*10.1	Amendment No. 2 to the Del Monte Corporation Additional Benefits Plan, effective January 1, 2008**

*10.2	Amendment No. 2 to the Del Monte Corporation AIP Deferred Compensation Plan, effective January 1, 2008**

*10.3	Amendment No. 2 to the Del Monte Corporation Supplemental Executive Retirement Plan, effective January 1, 2008**

*10.4	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement**

*10.5	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement **

*10.6	Form of Del Monte Foods Company Performance Accelerated Restricted Stock Agreement**

*10.7	Form of Del Monte Foods Company Performance Shares Agreement**

10.8	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007 and approved by the stockholders September 27, 2007 (incorporated by reference to Exhibit 10.12 to a Current Report on Form 8-K as filed October 2, 2007)**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement

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

Dated December 5, 2007