Form 10-Q
period 2008-01-27
DEL MONTE FOODS CO
filed 2008-03-05
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2008, there were 197,274,984 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 27, 2008	April 29, 2007
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$21.2	$13.0
Trade accounts receivable, net of allowance	243.1	261.1
Inventories	1,025.6	809.9
Prepaid expenses and other current assets	103.7	132.5

TOTAL CURRENT ASSETS	1,393.6	1,216.5
Property, plant and equipment, net	705.1	718.6
Goodwill	1,381.3	1,389.3
Intangible assets, net	1,193.2	1,198.6
Other assets, net	30.0	38.5

TOTAL ASSETS	$4,703.2	$4,561.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$490.9	$508.7
Short-term borrowings	171.4	21.8
Current portion of long-term debt	37.1	29.4

TOTAL CURRENT LIABILITIES	699.4	559.9
Long-term debt	1,922.2	1,951.9
Deferred tax liabilities	375.9	368.0
Other non-current liabilities	242.4	229.5

TOTAL LIABILITIES	3,239.9	3,109.3

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 214,642,986 issued and 197,274,984 outstanding at January 27, 2008 and 214,208,733 issued and 202,211,661 outstanding at April 29, 2007)	$2.1	$2.1
Additional paid-in capital	1,031.6	1,021.7
Treasury stock, at cost	(183.1)	(133.1)
Accumulated other comprehensive income	16.6	24.4
Retained earnings	596.1	537.1

TOTAL STOCKHOLDERS’ EQUITY	1,463.3	1,452.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,703.2	$4,561.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
	(unaudited)
Net sales	$1,001.1	$907.2	$2,692.7	$2,474.8
Cost of products sold	747.9	654.0	2,020.5	1,812.7

Gross profit	253.2	253.2	672.2	662.1
Selling, general and administrative expense	134.4	142.7	427.6	428.8

Operating income	118.8	110.5	244.6	233.3
Interest expense	38.8	42.2	117.8	115.6
Other income	(1.1)	(0.6)	(2.2)	(0.2)

Income from continuing operations before income taxes	81.1	68.9	129.0	117.9
Provision for income taxes	27.8	23.8	45.5	41.7

Income from continuing operations	53.3	45.1	83.5	76.2

Income (loss) from discontinued operations before income taxes	0.1	2.2	(1.3)	(0.5)
Provision (benefit) for income taxes	0.1	0.8	(0.5)	(0.2)

Income (loss) from discontinued operations	—	1.4	(0.8)	(0.3)

Net income	$53.3	$46.5	$82.7	$75.9

Earnings per common share
Basic:
Continuing Operations	$0.27	$0.22	$0.41	$0.38
Discontinued Operations	—	0.01	—	—

Total	$0.27	$0.23	$0.41	$0.38

Diluted:
Continuing Operations	$0.26	$0.22	$0.41	$0.37
Discontinued Operations	—	0.01	—	—

Total	$0.26	$0.23	$0.41	$0.37

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 27, 2008	January 28, 2007
	(unaudited)
OPERATING ACTIVITIES:
Net income	$82.7	$75.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.5	74.9
Deferred taxes	14.1	17.5
Gain on asset disposals	(8.3)	(0.9)
Stock compensation expense	5.2	10.6
Other non-cash items, net	(2.1)	2.6
Changes in operating assets and liabilities	(170.1)	(160.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	20.2

INVESTING ACTIVITIES:
Capital expenditures	(66.4)	(51.3)
Net proceeds from disposal of assets	17.2	16.7
Net cash used in business acquisitions	—	(1,310.7)
Decrease in restricted cash	—	43.3
Other, net	(0.4)	—

NET CASH USED IN INVESTING ACTIVITIES	(49.6)	(1,302.0)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	483.4	739.9
Payments on short-term borrowings	(333.8)	(553.7)
Proceeds from long-term debt	—	745.0
Principal payments on long-term debt	(22.0)	(60.0)
Payments of debt-related costs	—	(10.0)
Dividends paid	(24.3)	(24.1)
Issuance of common stock	3.7	12.2
Purchase of treasury stock	(50.0)	(6.6)
Excess tax benefits from stock-based compensation	0.1	0.6

NET CASH PROVIDED BY FINANCING ACTIVITIES	57.1	843.3

Effect of exchange rate changes on cash and cash equivalents	0.7	(0.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8.2	(439.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13.0	459.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21.2	$20.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2008

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 27, 2008 and January 28, 2007 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 27, 2008 and January 28, 2007 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 27, 2008 and for the three and nine months ended January 27, 2008 and January 28, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 27, 2008 are not necessarily indicative of the results expected for the year ending April 27, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 29, 2007 (“2007 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141R (revised 2007), “Business Combinations” (“SFAS141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company is currently evaluating the impact of SFAS No. 141R on its future financial statements.

Note 3. Employee Stock Plans

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

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the nine months ended January 27, 2008 and January 28, 2007:

	Nine Months Ended
	January 27, 2008	January 28, 2007
Dividend yield	1.4%	1.4%
Expected volatility	26.4%	30.7%
Risk-free interest rate	4.4%	4.7%
Expected life (in years)	7.0	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 29, 2007	14,887,766	$9.61	8,918,675	$9.14
Granted	2,282,500	10.33
Forfeited	(213,014)	10.48
Exercised	(412,275)	8.65

Balance at January 27, 2008	16,544,977	$9.73	10,836,074	$9.35

As of January 27, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $3.9 and $3.9, respectively.

At January 27, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.87	6,020,669	4.86	$8.06	6,020,669	$8.06
$8.90 - 10.37	6,390,434	8.56	10.30	1,685,987	10.22
$10.42 - 15.85	4,133,874	5.32	11.27	3,129,418	11.39

$6.04 - 15.85	16,544,977	6.40	$9.73	10,836,074	$9.35

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 29, 2007	880,795	277,949	54,033	1,340,400
Granted	294,700	85,389	62,560	—
Forfeited	(22,880)	—	—	(136,811)
Issued as common stock	(22,034)	(69)	(7,719)	—
Transferred to deferred stock units	—	10,292	(10,292)	—

Balance at January 27, 2008	1,130,581	373,561	98,582	1,203,589

Note 4. Discontinued Operations

The pre-tax loss from discontinued operations of $1.3 for the nine months ended January 27, 2008 primarily relates to state unemployment taxes related to the Company’s soup and infant feeding businesses that were sold in fiscal year 2006. In September 2007, the Company received a tax bill of approximately $3.1 for Pennsylvania unemployment compensation tax for the period January 1, 2003 through June 30, 2007, of which approximately $1.1 related to discontinued operations.

Note 5. Inventories

The Company’s inventories consist of the following:

	January 27, 2008	April 29, 2007
Inventories:
Finished products	$871.6	$618.0
Raw materials and in-process material	63.4	56.0
Packaging material and other	89.4	130.3
LIFO Reserve	1.2	5.6

TOTAL INVENTORIES	$1,025.6	$809.9

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	January 27, 2008	April 29, 2007
Goodwill	$1,381.3	$1,389.3

Non-amortizable intangible assets:
Trademarks	1,071.8	1,071.2

Amortizable intangible assets:
Trademarks	71.2	71.2
Customer relationships	89.0	89.0
Other	11.4	11.4

	171.6	171.6
Accumulated amortization	(50.2)	(44.2)

Amortizable intangible assets, net	121.4	127.4

Intangible assets, net	$1,193.2	$1,198.6

As of January 27, 2008, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,188.2 related to the Pet Products reportable segment. As of April 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,196.2 related to the Pet Products reportable segment.

Amortization expense for the three and nine months ended January 27, 2008 was $2.0 and $6.0, respectively, and $2.1 and $5.9 for the three and nine months ended January 28, 2007, respectively. The Company expects to recognize $1.9 of amortization expense during the remainder of fiscal 2008. The following table presents expected amortization of intangible assets as of January 27, 2008, for each of the five succeeding fiscal years:

2009	$7.8
2010	7.6
2011	7.4
2012	5.8
2013	5.7

Note 7. Assets Held For Sale

Included in prepaid expenses and other current assets are certain real properties that are classified as assets held for sale. Assets held for sale totaled $0.2 and $1.5 as of January 27, 2008 and April 29, 2007, respectively. During the three and nine months ended January 27, 2008, the Company sold $6.1 and $7.3 of assets held for sale, respectively, and recognized a gain of $0.3 and $1.1 on the sale in those periods, respectively. During the nine months ended January 28, 2007, the Company sold $10.6 of assets held for sale and recognized a gain of $1.1 on the sale.

Note 8. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Basic earnings per common share:
Numerator:
Net income from continuing operations	$53.3	$45.1	$83.5	$76.2

Denominator:
Weighted average shares	199,477,668	201,861,749	201,651,735	201,161,445

Basic earnings per common share	$0.27	$0.22	$0.41	$0.38

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$53.3	$45.1	$83.5	$76.2

Denominator:
Weighted average shares	199,477,668	201,861,749	201,651,735	201,161,445
Effect of dilutive securities	1,873,244	2,516,125	2,479,168	2,303,358

Weighted average shares and equivalents	201,350,912	204,377,874	204,130,903	203,464,803

Diluted earnings per common share	$0.26	$0.22	$0.41	$0.37

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 13,683,251 and 7,203,856 were not included in the computation of diluted earnings per share for the three and nine months ended January 27, 2008, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 6,560,422 and 7,749,671 were not included in the computation of diluted earnings per share for the three and nine months ended January 28, 2007, respectively, because their inclusion would be antidilutive.

Note 9. Debt

The Company’s debt consists of the following, as of the dates indicated:

	January 27, 2008	April 29, 2007
Short-term borrowings:
Revolving credit facility	$171.1	$21.0
Other	0.3	0.8

	$171.4	$21.8

Long-term debt:
Term A Loan	$383.7	$399.1
Term B Loan	875.6	882.2

Total Term Loans	1,259.3	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,959.3	1,981.3
Less current portion	37.1	29.4

	$1,922.2	$1,951.9

The Company borrowed $141.5 from its revolving credit facility during the three months ended January 27, 2008. A total of $216.0 was repaid during the three months ended January 27, 2008. During the nine months ended January 27, 2008, the Company borrowed $483.4 from the revolving credit facility and repaid $333.3. As of January 27, 2008, the net availability under the revolving credit facility, reflecting $40.0 of outstanding letters of credit, was $238.9. The blended interest rate on the revolving credit facility was approximately 6.0% on January 27, 2008. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility.

The Company is scheduled to repay $7.3 of its long-term debt during the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2009	$39.6
2010	49.8
2011	494.1
2012	668.4
2013	450.0

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. As of January 27, 2008, the Company believes that it is in compliance with all such financial covenants. Beginning in the fourth quarter of fiscal 2008, the maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility.

Note 10. Derivative Financial Instruments

The Company uses interest rate swaps, futures and option contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity and other prices and foreign exchange rates.

Interest rates: On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0 and an effective date of October 26, 2007, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. The Company’s interest rate cash flow hedges resulted in a $9.2 and $11.9 decrease to other comprehensive income during the three and nine months ended January 27, 2008, respectively, and a $5.9 and $7.6 increase to deferred tax assets during the three and nine months ended January 27, 2008, respectively. The Company’s interest rate cash flow hedges did not have an impact on other expense. On January 27, 2008, the fair value of the interest rate swap was recorded as a current liability of $19.5. There were no outstanding interest rate swaps for the nine months ended January 28, 2007.

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

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 29, 2007	$2.0
Termination and severance costs incurred	0.8
Amounts utilized	(1.4)

Accrued termination and severance costs - July 29, 2007	1.4

Termination and severance costs incurred	—
Amounts utilized	—

Accrued termination and severance costs - October 28, 2007	1.4

Termination and severance costs incurred	—
Amounts utilized	(1.2)

Accrued termination and severance costs - January 27, 2008	$0.2

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net income	$53.3	$46.5	$82.7	$75.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.8)	(0.8)	1.2	(0.8)
Income (loss) on cash flow hedging instruments, net of tax	(7.1)	0.4	(9.0)	1.3

Total other comprehensive income (loss)	(7.9)	(0.4)	(7.8)	0.5

Comprehensive income	$45.4	$46.1	$74.9	$76.4

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2007 Annual Report for a description of these plans. The components of net periodic benefit cost of such plans for the three and nine months ended January 27, 2008 and January 28, 2007, respectively, are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.0	$2.8	$0.5	$0.4	$9.0	$8.5	$1.6	$1.2
Interest cost on projected benefit obligation	6.0	6.1	1.8	1.6	17.9	18.4	5.3	4.8
Expected return on plan assets	(6.6)	(6.3)	—	—	(19.8)	(19.0)	—	—
Amortization of prior service cost/(credits)	0.2	0.3	(2.1)	(2.1)	0.7	0.8	(6.3)	(6.3)
Actuarial loss/(gain)	(0.1)	0.1	—	—	(0.2)	0.5	—	—

Total benefit cost (reduction of benefit cost)	$2.5	$3.0	$0.2	$(0.1)	$7.6	$9.2	$0.6	$(0.3)

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on the Company’s defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. As of January 27, 2008, the Company had made contributions of $34.4 in fiscal 2008, which included a minimum contribution of approximately $16.0 and an incremental contribution of approximately $18.4, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. The Company does not expect to make further contributions during the remainder of fiscal 2008. In fiscal 2007, the Company made contributions of $16.9. The Company continues to analyze the full impact of this law on the Company’s financial position, results of operations and cash flows.

Note 14. Income Taxes

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

The Company adopted the provisions of FIN 48 as of the first day of the first fiscal quarter, April 30, 2007. The adoption of FIN 48 resulted in a $0.3 decrease to the liability for unrecognized tax benefits and corresponding cumulative effect increase to retained earnings. Upon adoption, the Company had unrecognized tax benefits of $7.0. This amount decreased by $0.9 to $6.1 during the nine months ended January 27, 2008. If recognized, $5.4 of the Company’s unrecognized tax benefits would impact the effective tax rate. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of January 27, 2008, the amount of accrued interest included in the non-current income tax liability account is $0.2, net of tax. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of resolution. The Company expects during the next 12 months to close a tax year to audit. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $0.4.

The Company has open tax years from primarily 2002 to 2007 with various significant taxing jurisdictions including the United States, American Samoa and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

Note 15. Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company’s 2007 Annual Report during the three-month period ended January 27, 2008.

Except as set forth below, there have been no material developments in the legal proceedings reported in the Company’s 2007 Annual Report during the nine-month period ended January 27, 2008:

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

As previously reported in the Company’s quarterly report on Form 10-Q for the period ended October 28, 2007, the Company is currently a defendant in the following cases:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. On October 12, 2007, the Company filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion; however, on January 25, 2008, the court granted the plaintiffs’ motion to file an amended complaint. The Company expects to file a new Motion to Dismiss in the Blaszkowski case after the amended complaint has been filed. On October 12, 2007, the Company filed a Motion to Dismiss in the Picus case. The state court granted the Company’s motion in part and denied the motion in part.

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

Note 16. Segment Information

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net Sales:
Consumer Products	$624.8	$551.0	$1,662.9	$1,538.1
Pet Products	376.3	356.2	1,029.8	936.7

Total Company	$1,001.1	$907.2	$2,692.7	$2,474.8

Operating Income:
Consumer Products	$65.3	$52.4	$124.9	$130.8
Pet Products	69.6	77.2	165.1	167.5
Corporate (a)	(16.1)	(19.1)	(45.4)	(65.0)

Total Company	$118.8	$110.5	$244.6	$233.3

(a)	Corporate represents expenses not directly attributable to reportable segments. For each of the three month periods ended January 27, 2008 and January 28, 2007, Corporate includes $5.2 of transformation-related expenses including all severance-related restructuring costs. For the nine months ended January 27, 2008 and January 28, 2007, Corporate includes $12.9 and $25.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

Note 17. Share Repurchase

On September 27, 2007, the Board authorized the repurchase of up to $200 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. As of January 27, 2008, Del Monte has repurchased 5,370,930 shares of its common stock for a total cash outlay of $50.0 and at an average price of $9.31 per share.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 27, 2008	January 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,001.1	$907.2	$93.9	10.4%	10.9%	(0.5%)
Cost of Products Sold	747.9	654.0	93.9	14.4%	10.3%	4.1%

Gross Profit	253.2	253.2	—	—
Selling, General and Administrative Expense	134.4	142.7	(8.3)	(5.8%)

Operating Income	$118.8	$110.5	$8.3	7.5%

Gross Margin	25.3%	27.9%
Selling, General and Administrative Expense as a % of net sales	13.4%	15.7%
Operating Income Margin	11.9%	12.2%

	Nine Months Ended
	January 27, 2008	January 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$2,692.7	$2,474.8	$217.9	8.8%	8.2%	0.6%
Cost of Products Sold	2,020.5	1,812.7	207.8	11.5%	8.1%	3.4%

Gross Profit	672.2	662.1	10.1	1.5%
Selling, General and Administrative Expense	427.6	428.8	(1.2)	(0.3%)

Operating Income	$244.6	$233.3	$11.3	4.8%

Gross Margin	25.0%	26.8%
Selling, General and Administrative Expense as a % of net sales	15.9%	17.3%
Operating Income Margin	9.1%	9.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $1,001.1 million, which represent growth of 10.4% over the third quarter of fiscal 2007. Volume growth from certain existing products, primarily in our Consumer Products segment, and from new products was the primary driver of the growth in net sales. Pricing actions benefitting net sales were more than offset by higher promotional spending.

During the third quarter of fiscal 2008, as in fiscal 2007 and the first two quarters of fiscal 2008, we continued to see cost escalation. This cost escalation negatively impacted our results of operations despite the cost savings realized from our transformation plan and other cost saving initiatives. Cost increases were driven by higher ingredient, commodity and raw product costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased related to the demand for alternative fuels and in our Consumer Products segment, skipjack (a type of tuna) costs remain near 10-year highs despite improved fishing conditions since second quarter fiscal 2008. During the third quarter of fiscal 2008, pricing actions, combined with our cost saving efforts, only partially offset inflationary and other cost increases. For the remainder of fiscal 2008, we expect that ingredient, commodity, and raw product costs, particularly for grains, fats and oils, as well as fish, will continue to be higher than the prior year. In addition, for the remainder of fiscal 2008, diesel costs are also expected to continue to be higher than the prior year. Furthermore, we expect that ingredient, commodity and raw product costs in fiscal 2009 will be higher than fiscal 2008.

Our operating income for the three months ended January 27, 2008 was $118.8 million, which represented an increase of $8.3 million or 7.5% compared to the three months ended January 28, 2007. Operating income benefitted from the increased volume discussed above. However, this increased volume was more than offset by the increased costs discussed above. In addition, operating income included a gain of $10.0 million on the sale of the S&W brand for all markets outside of North and South America, Australia and New Zealand. Operating margin decreased by 30 basis points to 11.9% for the third quarter of fiscal 2008 primarily as a result of increased costs.

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

We expect to incur total costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $53 million of pre-tax cash expenses, $48 million in anticipated capital expenditures and $9 million of pre-tax non-cash expenses. As of January 27, 2008, we have incurred approximately $92.6 million of these expected total costs, including approximately $42.8 million of pre-tax cash expenses, approximately $41.9 million of capital expenditures and approximately $7.9 million of pre-tax non-cash expenses. Cash and non-cash transformation plan expenses are generally recorded as selling, general and administrative expense. We began to generate savings in fiscal 2007, and expect to capture annualized pre-tax savings of approximately $40 million by the end of fiscal 2008 and approximately $50 million by the end of fiscal 2009, primarily impacting cost of products sold.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 27, 2008 and January 28, 2007 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $1.3 million and $6.0 million, respectively, which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $1.3 million and $6.1 million for the nine months ended January 27, 2008 and January 28, 2007, respectively, which related to prior year activity.

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

During the three and nine months ended January 27, 2008, we recognized DB plans benefits expense of $2.5 million and $7.6 million, respectively, and other benefits expense of $0.2 million and $0.6 million, respectively. Our remaining fiscal 2008 DB plans benefits expense is currently estimated to be approximately $2.5 million and other benefits expense is currently estimated to be approximately $0.2 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and nine months ended January 27, 2008 and January 28, 2007. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the performance of StarKist seafood does not improve or other factors indicative of a potential impairment arise, we may conclude in connection with any future impairment tests that the estimated fair value of StarKist assets, including goodwill, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.

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

Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010, and fiscal 2011. Based on its expectations, management concluded that the achievement of these targets is improbable. As a result, in the second quarter of fiscal 2008, we reversed approximately $3.8 million of prior expense related to these grants, and we discontinued recording future expense related to these grants.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended January 27, 2008 we experienced no significant adjustments to our estimates. During the nine months ended January 27, 2008, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.8 million primarily as a result of favorable claims history. During the three and nine months ended January 28, 2007 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 27, 2008, compared to the results for the three and nine months ended January 28, 2007.

Net sales.

	Three Months Ended
	January 27, 2008	January 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$624.8	$551.0	$73.8	13.4%	14.8%	(1.4%)
Pet Products	376.3	356.2	20.1	5.6%	4.7%	0.9%

Total	$1,001.1	$907.2	$93.9	10.4%

	Nine Months Ended
	January 27, 2008	January 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$1,662.9	$1,538.1	$124.8	8.1%	8.1%	—
Pet Products	$1,029.8	936.7	93.1	9.9%	8.2%	1.7%

Total	$2,692.7	$2,474.8	$217.9	8.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended January 27, 2008 were $1,001.1 million, an increase of $93.9 million, or 10.4%, compared to $907.2 million for the three months ended January 28, 2007. Net sales for the nine months ended January 27, 2008 were $2,692.7 million, an increase of $217.9 million, or 8.8%, compared to $2,474.8 million for the nine months ended January 28, 2007.

Net sales in our Consumer Products reportable segment were $624.8 million for the three months ended January 27, 2008, an increase of $73.8 million or 13.4% compared to the three months ended January 28, 2007. Net sales increased across the portfolio, particularly in fruit and vegetable products. Higher volume in fruit and vegetable products was driven by strong promotional activity in the quarter and new product sales. In addition, the increased volume in fruit products reflected a favorable comparison to the prior year quarter, which had decreased volume due to second quarter fiscal 2007 customer purchases of fruit products in advance of price increases.

Net sales in our Consumer Products reportable segment were $1,662.9 million for the nine months ended January 27, 2008, an increase of $124.8 million or 8.1% compared to the nine months ended January 28, 2007. This increase was driven primarily by fruit products, including increased volume in certain existing products and new product sales. In addition, increased volume in certain vegetable products also contributed to the increase.

Net sales in our Pet Products reportable segment were $376.3 million for the three months ended January 27, 2008, an increase of $20.1 million or 5.6% compared to $356.2 million for the three months ended January 28, 2007. The increase was primarily driven by new product sales, growth in Meow Mix and Milk-Bone products and pricing.

For the nine months ended January 27, 2008, net sales in our Pet Products reportable segment were $1,029.8 million, an increase of $93.1 million or 9.9% compared to $936.7 million for the nine months ended January 28, 2007. The increase was primarily driven by a full nine months of sales related to the Meow Mix and Milk-Bone acquisitions which were completed during the first quarter of fiscal 2007, as well as growth in Meow Mix and Milk-Bone products, new product sales and pricing.

Cost of products sold. Cost of products sold for the three months ended January 27, 2008 was $747.9 million, an increase of $93.9 million, or 14.4%, compared to $654.0 million for the three months ended January 28, 2007. The cost of products sold for the nine months ended January 27, 2008 was $2,020.5 million, an increase of $207.8 million, or 11.5%, compared to $1,812.7 million for the nine months ended January 28, 2007. These increases were due to increased sales volumes as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats and oils which primarily impacted our Pet Products segment, and in fish which primarily impacted our Consumer Products segment. In addition, cost of products sold for the nine months ended January 27, 2008 increased as a result of a full nine months of operations related to the Meow Mix and Milk-Bone acquisitions.

Gross margin. Our gross margin percentage for the three months ended January 27, 2008 decreased 2.6 points to 25.3%, compared to 27.9% for the three months ended January 28, 2007. Gross margin was impacted by a 3.0 margin point reduction related to the higher costs noted above. In addition, net pricing resulted in a 0.3 margin point reduction and reflected increased trade spending of 1.3 margin points, partially offset by 1.0 margin points of pricing. These decreases were partially offset by a 0.7 margin point benefit due to product mix.

For the nine months ended January 27, 2008, our gross margin percentage decreased by 1.8 points to 25.0%, compared to 26.8% for the nine months ended January 28, 2007. Gross margin was negatively impacted by a 2.5 margin point reduction related to the higher costs noted above. Increased costs were partially offset by 0.4 margin points of net pricing, which included 1.4 margin points of pricing, partially offset by increased trade spending of 1.0 margin points. In addition, product mix drove 0.3 margin point benefit.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 27, 2008 was $134.4 million, a decrease of $8.3 million, or 5.8%, compared to SG&A of $142.7 million for the three months ended January 28, 2007. The decrease in SG&A expense was primarily driven by a gain of $10.0 million on the sale of the S&W brand for all markets outside of North and South America, Australia and New Zealand, partially offset by increased customer delivery costs, as well as inflationary and other cost increases. SG&A costs included transformation-related expenses of $5.7 million for the three months ended January 27, 2008, compared to $5.2 million for the three months ended January 28, 2007. There were no integration costs for the three months ended January 27, 2008, compared to $2.1 million in the three months ended January 28, 2007.

For the nine months ended January 27, 2008, selling, general and administrative expense was $427.6 million, a decrease of $1.2 million, or 0.3%, compared to SG&A of $428.8 million for the nine months ended January 28, 2007. The decrease in SG&A expense was primarily driven by a $21.1 million decrease in transformation and integration expenses, almost entirely offset by inflationary and other cost increases, as well as by incremental SG&A costs primarily associated with operating Meow Mix and Milk-Bone for the full nine month period. Transformation expenses decreased from $25.2 million for the nine months ended January 28, 2007 to $14.0 million for the nine months ended January 27, 2008. In addition, there were no integration costs for the nine months ended January 27, 2008, compared to $9.9 million in the nine months ended January 28, 2007. The nine months ended January 27, 2008 and January 28, 2007 included gains of $10.0 million and $9.5 million, respectively, related to the sales of certain rights or licenses to the S&W brand.

Operating income.

	Three Months Ended
	January 27, 2008	January 28, 2007	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$65.3	$52.4	$12.9	24.6%
Pet Products	$69.6	77.2	(7.6)	(9.8%)
Corporate (a)	$(16.1)	(19.1)	3.0	15.7%

Total	$118.8	$110.5	$8.3	7.5%

	Nine Months Ended
	January 27, 2008	January 28, 2007	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$124.9	$130.8	$(5.9)	(4.5%)
Pet Products	$165.1	167.5	(2.4)	(1.4%)
Corporate (a)	$(45.4)	(65.0)	19.6	30.2%

Total	$244.6	$233.3	$11.3	4.8%

(a)	Corporate represents expenses not directly attributable to reportable segments. For each of the three month periods ended January 27, 2008 and January 28, 2007, Corporate includes $5.2 million of transformation-related expenses, including all severance-related restructuring costs. For the nine months ended January 27, 2008 and January 28, 2007, Corporate includes $12.9 million and $25.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs. See below for a discussion of year-over-year changes in corporate expenses.

Operating income for the three months ended January 27, 2008 was $118.8 million, an increase of $8.3 million, or 7.5%, compared to operating income of $110.5 million for the three months ended January 28, 2007. For the nine months ended January 27, 2008, operating income was $244.6 million, an increase of $11.3 million, or 4.8%, compared to operating income of $233.3 million for the nine months ended January 28, 2007.

Our Consumer Products reportable segment operating income increased by $12.9 million, or 24.6%, to $65.3 million for the three months ended January 27, 2008 from $52.4 million for the three months ended January 28, 2007. This increase was driven by a gain of $10.0 million on the sale of the S&W brand for all markets outside of North and South America, Australia and New Zealand and increased sales. For the nine months ended January 27, 2008, our Consumer Products reportable segment operating income decreased by $5.9 million, or 4.5%, to $124.9 million from $130.8 million for the nine months ended January 28, 2007. This decrease was driven by higher fish costs, higher raw product costs and higher transportation costs , partially offset by pricing and increased sales volume.

Our Pet Products reportable segment operating income decreased by $7.6 million, or 9.8%, to $69.6 million for the three months ended January 27, 2008 from $77.2 million for the three months ended January 28, 2007. This decrease was driven primarily by the increased costs described above, partially offset by the absence of integration costs and by pricing and increased sales volume. For the nine months ended January 27, 2008, our Pet Products reportable segment operating income decreased by $2.4 million, or 1.4%, to $165.1 million, from $167.5 million for the nine months ended January 28, 2007. This decrease was driven primarily by increased costs described above, partially offset by the absence of integration costs and by pricing and increased sales volume.

Our corporate expenses decreased by $3.0 million during the three months ended January 27, 2008 compared to the prior year period. This decrease resulted primarily from a decrease in stock compensation expense and lower legal costs. Our corporate expenses decreased by $19.6 million during the nine months ended January 27, 2008 compared to January 28, 2007. This decrease resulted primarily from a $12.3 million decrease in transformation-related expenses from $25.2 million for the nine months ended January 28, 2007 to $12.9 million for the nine months ended January 27, 2008. In addition, stock compensation expense decreased by approximately $5.4 million, primarily as a result of the reversal of prior expense related to performance shares as discussed in “Critical Accounting Policies and Estimates” above.

Interest expense. Interest expense decreased $3.4 million, or 8.1%, to $38.8 million for the three months ended January 27, 2008 from $42.2 million for the three months ended January 28, 2007. This decrease resulted primarily from lower average interest rates. Interest expense increased $2.2 million, or 1.9%, to $117.8 million for the nine months ended January 27, 2008 from $115.6 million for the nine months ended January 28, 2007. This increase was driven by higher average debt levels, partially offset by lower average interest rates. We expect our interest expense for the full year to be relatively flat compared to fiscal 2007 levels.

Provision for Income Taxes. The effective tax rate for the three months ended January 27, 2008 was 34.3%, relatively unchanged compared to 34.5% for the three months ended January 28, 2007. For the nine months ended January 27, 2008, the effective tax rate was 35.3%, relatively unchanged compared to 35.4% for the nine months ended January 28, 2007.

Loss from Discontinued Operations. The loss from discontinued operations of $0.8 million for the nine months ended January 27, 2008 was primarily related to state unemployment taxes. In September 2007, we received a tax bill of approximately $3.1 million for Pennsylvania unemployment compensation tax for the period January 1, 2003 through June 30, 2007, of which approximately $1.1 million was attributable to discontinued operations. The income from discontinued operations of $1.4 million for the three months ended January 28, 2007 and the loss from discontinued operations of $0.3 million for the nine months ended January 28, 2007 are primarily related to minor activities and changes in estimates as we performed the final wind-down of items related to the soup and infant feeding businesses that were sold in fiscal 2006.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit pension plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on our defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. As of January 27, 2008, we had made contributions of $34.4 million in fiscal 2008, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. We do not expect to make further contributions during the remainder of fiscal 2008. In fiscal 2007, we made contributions of $16.9 million. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to Note 12 to the Consolidated Financial Statements in our 2007 Annual Report for a description of our defined benefit pension plans.

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

On October 11, 2007, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of the shares of the Company’s common stock. Subject to the terms of this trading plan, repurchases may continue without suspension during trading blackout periods. Additionally, repurchases under the trading plan are intended to qualify for the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the trading plan are part of the $200 million share repurchase authorized by our Board of Directors. As of January 27, 2008, we repurchased a total of 5,370,930 shares of the Company’s common stock for a total cash outlay of approximately $50.0 million.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	January 27, 2008	April 29, 2007
Short-term borrowings:
Revolving credit facility	$171.1	$21.0
Other	0.3	0.8

	$171.4	$21.8

Long-term debt:
Term A Loan	$383.7	$399.1
Term B Loan	875.6	882.2

Total Term Loans	1,259.3	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,959.3	1,981.3
Less current portion	37.1	29.4

	$1,922.2	$1,951.9

We borrowed $141.5 million from the revolving credit facility during the three months ended January 27, 2008. A total of $216.0 million was repaid during the three months ended January 27, 2008. During the nine months ended January 27, 2008, we borrowed $483.4 million from the revolving credit facility and repaid $333.3 million. As of January 27, 2008, the net availability under the revolving credit facility, reflecting $40.0 million of outstanding letters of credit, was $238.9 million. The blended interest rate on the revolving credit facility was approximately 6.0% on January 27, 2008. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility.

Scheduled maturities of our long-term debt are $7.3 million for the remainder of fiscal 2008. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2009	$39.6
2010	49.8
2011	494.1
2012	668.4
2013	450.0

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the credit agreement governing our senior credit facility (as amended through August 15, 2006, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. As of January 27, 2008, we believe that we are in compliance with all such financial covenants. Beginning in the fourth quarter of fiscal 2008, the maximum permitted leverage ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Amended Senior Credit Facility.

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

Cash Flows

During the nine months ended January 27, 2008, our cash and cash equivalents increased by $8.2 million and during the nine months ended January 28, 2007, our cash and cash equivalents decreased by $ 439.0 million.

	Nine Months Ended
	January 27, 2008	January 28, 2007
	(in millions)
Net Cash Provided by Operating Activities	$—	$20.2
Net Cash Used in Investing Activities	(49.6)	(1,302.0)
Net Cash Provided by Financing Activities	57.1	843.3

Operating Activities. Cash provided by operating activities for the nine months ended January 27, 2008 was $0, compared to $20.2 million for the nine months ended January 28, 2007. This fluctuation was primarily driven by higher pension contributions and higher inventory levels in the current year. We made pension contributions of $34.4 million in the nine months ended January 27, 2008, compared to contributions of $15.0 million in the nine months ended January 28, 2007. Higher inventory in the current year period is primarily due to increased ingredient, commodity and raw product costs. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 27, 2008 was $49.6 million compared to $1,302.0 million for the nine months ended January 28, 2007. Cash used in investing activities for the nine months ended January 27, 2008 consisted primarily of capital spending. Capital spending during the first nine months of fiscal 2008 was $15.1 million higher than during the first nine months of fiscal 2007 driven by increased capital spending associated with the execution of our transformation plan and other capital projects. Cash used in investing activities for the nine months ended January 28, 2007 consisted primarily of cash used for the Meow Mix and Milk-Bone acquisitions.

Financing Activities. Cash provided by financing activities for the nine months ended January 27, 2008 was $57.1 million compared to $843.3 million for the nine months ended January 28, 2007. During the first nine months of fiscal 2008, we borrowed a net of $149.6 million in short-term borrowings as a result of incurring normal seasonal borrowings for operations. In addition, during the nine months ended January 27, 2008 and January 28, 2007, we borrowed $0 and $745.0 million, respectively in Term B loans and made scheduled repayments of $22.0 million and $60.0 million, respectively, towards our outstanding term loan principal. We also paid $24.3 million and $24.1 million in dividends during the nine months ended

January 27, 2008 and January 28, 2007, respectively. In addition, we used approximately $50.0 million for the repurchase of our common stock as discussed above. The $843.3 million of cash provided by financing activities for the nine months ended January 28, 2007 resulted primarily from borrowings as a result of financing acquisitions.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by us beginning in the first quarter of fiscal 2010. We are currently evaluating the impact of SFAS No. 141R on our future financial statements.

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

During the nine months ended January 27, 2008, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On September 6, 2007, we entered into an interest rate swap, with a notional amount of $400.0 million and an effective date of October 26, 2007, as the fixed rate-payer. A formal cash flow hedge accounting relationship was established between the swap and a portion of our interest payment on our floating rate debt. During the nine months ended January 27, 2008, the Company’s interest rate cash flow hedges resulted in a $11.9 million decrease to other comprehensive income (“OCI”) and a $7.6 million increase to deferred tax assets. The Company’s interest rate cash flow hedges did not have an impact on other expense. On January 27, 2008, the fair value of our interest rate swap was recorded as a current liability of $19.5 million. There were no outstanding interest rate swaps for the nine months ended January 28, 2007.

The table below presents our market risk associated with debt obligations as of January 27, 2008. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on January 27, 2008.

	Maturity
	Remainder of Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	After Fiscal 2013	Total	Fair Value January 27, 2008
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$—	$450.0	$250.0	$700.0	$687.0
Average Interest Rate	—	—	—	—	—	8.63%	6.75%	7.96%
Variable Rate	$7.3	$39.6	$49.8	$494.1	$668.4	—	—	$1,259.2	$1,259.2
Average Interest Rate	4.88%	4.88%	4.88%	4.88%	4.88%	—	—	4.88%
Interest Rate Swaps
Notional Amount	$—	$—	$—	$400.0	$—	$—	$—	$400.0	$19.5
Average Rate Receivable	—	—	—	3.33%	—	—	—	3.33%
Fixed Rate Payable	—	—	—	4.77%	—	—	—	4.77%

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

On January 27, 2008, the fair values of our commodities hedges were recorded as current assets of $5.7 million. On April 29, 2007, the fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.9 million.

Other: In prior periods, we entered into hedging activities where heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses were recorded directly as other income or expense. No such contracts were entered into during the nine months ended January 27, 2008 and as of April 29, 2007, all such contracts were closed. We may consider incorporating the use of heating oil contracts into our hedging program again in future periods.

We also have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of January 27, 2008, the fair values of our natural gas hedges were valued at zero. As of April 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $1.1 million. We expect to continue our hedging program with respect to natural gas during the remainder of fiscal 2008.

The table below presents our commodity and natural gas derivative contracts as of January 27, 2008. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on January 27, 2008 are scheduled to mature prior to the end of fiscal 2009.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	25,300	—	1,590,000	145,000	900,000
Weighted Average Price	$264.82	$—	$4.03	$7.67	$8.17
Contract Amount ($ in millions)	$6.7	$—	$6.4	$1.1	$7.3
Fair Value ($ in millions)	$1.7	$—	$1.7	$0.3	$—
Options
Calls (Long)
Contract Volumes	11,000	—	900,000	—	—
Weighted Average Strike Price	$244.55	$—	$4.09	$—	$—
Weighted Average Price Paid	$16.66	$—	$0.26	$—	$—
Fair Value ($ in millions)	$1.0	$—	$1.0	$—	$—
Puts (Written)
Contract Volumes	5,000	—	500,000	—	—
Weighted Average Strike Price	$230.00	$—	$3.86	$—	$—
Weighted Average Price Received	$(5.00)	$—	$(0.14)	$—	$—
Fair Value ($ in millions)	$—	$—	$—	$—	$—

Foreign Currency: During the fourth quarter of fiscal 2007, we began a hedging program to manage our exposure to fluctuations in foreign currency exchange rates. We have entered into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of January 27, 2008, the fair values of our foreign currency hedges were recorded as current assets of $0.2 million and current liabilities of $0.4 million. As of April 29, 2007, the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2008.

The table below presents our foreign currency derivative contracts as of January 27, 2008. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on January 27, 2008 are scheduled to mature prior to the end of fiscal 2009.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	114.1
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$10.3
Contract Amount ($ in millions)	$10.2
Average Contractual Exchange Rate (pesos/$US)	11.2
Firmly committed Forward Exchange Contracts ($US) (in millions)	$10.8
Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$10.9
Contract Amount ($CAD in millions)	$11.2
Average Contractual Exchange Rate ($US/$CAD)	0.96

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
	(in millions)
(Increase) decrease in other comprehensive income (a)	$7.1	$(0.4)	$9.0	$(1.3)
(Increase) decrease in deferred tax liabilities	5.0	(0.2)	5.7	(0.9)
Increase (decrease) in cost of products sold	(2.2)	(0.3)	(1.2)	2.9
Decrease in other expense	(1.8)	(0.8)	(3.2)	(1.1)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AN D PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	L EGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our 2007 Annual Report during the three-month period ended January 27, 2008.

Except as set forth below, there have been no material developments in the legal proceedings reported in our 2007 Annual Report during the nine-month period ended January 27, 2008:

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

As previously reported in our quarterly report on Form 10-Q for the period ended October 28, 2007, we are currently a defendant in the following cases:

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida;

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri; and

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated. On October 12, 2007, we filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion; however, on January 25, 2008, the court granted the plaintiffs’ motion to file an amended complaint. We expect to file a new Motion to Dismiss in the Blaszkowski case after the amended complaint has been filed. On October 12, 2007, we filed a Motion to Dismiss in the Picus case. The state court granted our motion in part and denied the motion in part.

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

In addition to the foregoing and as we previously reported in our quarterly report on Form 10-Q for the period ended October 28, 2007, other economic, industry and business conditions may affect our future results, for example:

If the operating results of StarKist seafood do not improve or other factors indicative of a potential impairment arise, we may recognize an impairment of the StarKist goodwill, which would adversely affect our earnings.

We test the goodwill of StarKist seafood for impairment at least annually. In connection with our annual impairment test for fiscal 2007, we concluded that the StarKist goodwill was not impaired. If the performance of StarKist seafood does not improve or other factors indicative of a potential impairment arise, we may, in connection with any future impairment tests, conclude that the estimated fair value is less than the book value, write down StarKist assets, including goodwill, to the estimated fair value and recognize an impairment charge. Such impairment would adversely affect our earnings and could be material.

In addition to the foregoing:

In our 2007 Annual Report, we included a risk factor titled “Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.” As part of that risk factor, we reported that the Andean Trade Promotion and Drug Eradication Act (ATPDEA) would expire June 30, 2007. During the first quarter of fiscal 2008, ATPDEA was extended through February 28, 2008. On February 29, 2008, ATPDEA was extended through December 31, 2008. If the benefits of ATPDEA are not extended beyond December 31, 2008, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of these benefits, such as closing affected facilities and relocating production elsewhere, could disrupt production, increase our expenses, result in asset write-downs and adversely affect our results of operations.

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

In October 2007, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of shares of the Company’s common stock. Subject to the terms of this trading plan, repurchases may continue without suspension during trading blackout periods. Additionally, repurchases under the trading plan are intended to qualify for the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the trading plan are part of the $200 million share repurchase authorized by our Board of Directors.

The following table provides information about our purchases of the Company’s common stock during the three month period ended January 27, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 29 - November 25, 2007	1,354,933	$10.07	1,354,933	$183,863,141
November 26 - December 23, 2007	3,777,997	$8.96	3,777,997	$150,000,006
December 24, 2007 - January 27, 2008	—	—	—	$150,000,006
Total	5,132,930	$9.25	5,132,930	$150,000,006

(1)	The $200 million share repurchase authorized by our Board of Directors was announced on September 28, 2007 and will expire September 26, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description

†10.1	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed January 28, 2008)

10.2	Annual base salary and target award as a percentage of base salary under the Del Monte Foods Company Annual Incentive Plan for Nils Lommerin, as approved January 2008 (incorporated by reference to the table provided in Item 5.02 of a Current Report on Form 8-K as filed January 9, 2008)**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

†	confidential treatment has been requested as to portions of the exhibit

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

Dated: March 5, 2008