Form 10-K
period 2008-04-27
DEL MONTE FOODS CO
filed 2008-06-25
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on October 26, 2007 was $2,115,985,000 based on the number of shares held by non-affiliates of the Registrant and the reported last sale price of common stock on October 26, 2007 ($10.49), which was the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 18, 2008 was 197,389,766.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended April 27, 2008

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. The forward-looking statements contained in this annual report on Form 10-K include statements related to future financial operating results or related matters including: the expected cost environment; expected pricing actions and the impact of those actions; our strategic plan and related expected actions, outcomes and opportunities; effects of our transformations plan; cost reduction efforts; expected pension and other benefits expense; expected tax rates; expected cash flows; and statements relating to our long-term potential.

Factors that could cause actual results to differ materially from those described in this annual report on Form 10-K include, among others: cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, tuna, grains (including corn), and meat by-products (including fats and oils); our ability to increase prices and manage the price gap between our products and competing private label and branded products; our ability to reduce costs; the accuracy of our assumptions regarding costs; logistics and other transportation-related costs; our debt levels and ability to service and reduce our debt and comply with covenants; timely launch and market acceptance of new products; competition, including pricing and promotional spending levels by competitors; effectiveness of marketing and trade promotion programs; reduced sales, disruptions, costs or other charges to earnings or expenses that may be generated by our efforts to centralize all marketing functions or by our exploration of strategic alternatives for our StarKist seafood business; transformative plans intended to improve the performance and market share of our businesses; changing consumer and pet preferences; distribution; the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer; industry trends, including changes in buying, inventory and other business practices by customers; interest rate fluctuations; hedging practices; weather conditions; crop yields; natural disasters; contaminated ingredients; recalls; product liability claims and other litigation; changes in U.S., foreign or local tax laws and effective rates; reliance on certain third parties, including co-packers, our broker, and third-party distribution centers or managers; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export regulations or duties; wage rates; any departure from Terminal Island, CA; acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses; and other factors. See also “Item 1A. Risk Factors.”

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

Helpful Information

As used throughout this Form 10-K, unless the context otherwise requires, “DMFC” means Del Monte Foods Company, and “Del Monte” or “the Company” means DMFC and its consolidated subsidiaries. “DMC” means Del Monte Corporation, a wholly owned subsidiary of DMFC.

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2009” means Del Monte’s fiscal year ending May 3, 2009; “fiscal 2008” means Del Monte’s fiscal year ended April 27, 2008, “fiscal 2007” means Del Monte’s fiscal year ended April 29, 2007; “fiscal 2006” means Del Monte’s fiscal year ended April 30, 2006; and “fiscal 2005” means Del Monte’s fiscal year ended May 1, 2005.

Market Data

Unless otherwise indicated, all statements presented in this Form 10-K regarding Del Monte’s brands and market share are Del Monte all-outlet estimates of equivalent case volume for pet food and consumer markets while dollars are used for pet treats, which we believe is a more appropriate measure for that business. These estimates are based on Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores). Nielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from Nielsen. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and solid tomato products include only those categories in which Del Monte competes. The data for processed fruit includes major fruit and single-serve categories in which Del Monte competes and includes specialty and pineapple categories. The data for broth products includes the total broth category. The data for seafood represents the processed tuna category, which includes both canned and tuna pouch. The data for pet food includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks, and cat treat categories. References to fiscal 2008 market share refer to the 52-week period ended April 26, 2008. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, and pet specialty stores).

Trademarks

Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, College Inn, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Pounce, Meow Mix, Alley Cat and Milk-Bone, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, generating $3.7 billion in net sales in fiscal 2008. Our leading food brands include Del Monte, StarKist, S&W, Contadina, College Inn and other brand names, and our pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. We also produce private label food and pet products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At April 27, 2008, our principal facilities consist of 17 production facilities and 9 distribution centers in the United States, as well as operating facilities in American Samoa, Mexico and Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

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

The 2002 Merger was accounted for as a reverse acquisition in which SKF Foods Inc. (“SKF”) was treated as the acquirer and our wholly owned subsidiary was treated as the acquiree, primarily because H. J. Heinz Company (“Heinz”) shareholders owned a majority, approximately 74.5 percent, of Del Monte Foods Company’s common stock upon completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of Del Monte as of the completion of the 2002 Merger. Following the acquisition, SKF changed its name to Del Monte Corporation.

In fiscal 2004, we sold the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. In the second quarter of fiscal 2005, we acquired a fruit packing business, located in Mexico, and related assets.

On April 24, 2006, we sold certain assets and liabilities related to our private label soup, infant feeding and food service soup businesses (collectively, the “Soup and Infant Feeding Businesses”) to TreeHouse Foods, Inc.

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand (“Milk-Bone”), from Kraft Foods Global, Inc.

In 1989, Del Monte Foods Company, then known as DMPF Holdings Corp., was incorporated under the laws of the State of Maryland and was renamed Del Monte Foods Company (“DMFC”) in December 1991. DMFC reincorporated under the laws of the State of Delaware in 1998. Del Monte Corporation (“DMC”), the wholly-owned subsidiary of DMFC, was incorporated in Delaware in June 2002 under the name SKF Foods, Inc. Each of DMFC and DMC maintains its principal executive office at One Market @ The Landmark, San Francisco, CA 94105. Del Monte’s telephone number is (415) 247-3000 and our website is www.delmonte.com.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to Del Monte Foods Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on October 24, 2007. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by Del Monte Foods Company.

The Industry

Overall. The United States consumer packaged goods industry is generally characterized by relatively stable growth, based on modest price and population increases. Companies are facing challenges due to rising cost inputs driven by ingredients, energy and packaging, as well as challenges due to evolving consumer preferences. We believe that the long-term fundamentals for the overall consumer packaged goods industry are favorable, particularly for branded manufacturers with an ability to innovate based on consumer insights through strong, well-known brands, to effectively price and to successfully manage relationships with customers who are industry leaders. While overall consumption growth is expected to be stable, we believe that certain categories that best meet consumer needs, such as packaged produce, dry pet foods and pet snacks, offer opportunities for higher margins as well as higher growth.

We face substantial competition throughout our product lines from numerous well-established businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. In addition, we compete directly against other private label manufacturers with certain private label products. We generally compete based upon brand strength and loyalty, product and packaging, quality and innovation, taste, nutrition, breadth of our product line, price, and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

Food producers have been impacted by two key trends affecting their retail customers: cost pressures and competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters and mass merchandisers, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies.

The market share data presented below are estimates based on Nielsen Grocery Scanner and Nielsen Household Panel data and include all retail channels (which include grocery, Wal-Mart, club stores, dollar stores and pet specialty stores). Overall, recent sales in the retail grocery channel have been declining, due to a shift in sales away from traditional grocery channels towards club stores, supercenters, mass merchandisers, dollar stores and pet specialty stores. References to trends for the categories in which we compete are based on internal estimates calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels.

Consumer Products. Our Consumer Products participate in a multi-billion dollar market of approximately $8 billion of sales annually. The fruit category we compete in grew by approximately 9% in fiscal 2008 as compared to fiscal 2007 driven by pricing and new product introductions. The vegetable category in which we compete increased by approximately 1%. The tomato category in which we compete grew approximately 5%, driven by pricing. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 41.3%, 28.9%, and 35.1% of processed vegetable, major fruit and solid tomato sales, respectively, in fiscal 2008. Our tuna products compete in a category that includes branded and private label products. In the tuna category, private label sales accounted for 16.8% of the total tuna category in fiscal 2008, while the top three branded competitors, led by our StarKist brand, accounted for approximately 80% of the tuna category. The tuna category has experienced an increase of approximately 2% from fiscal 2007 to fiscal 2008, while the tuna pouch category has declined by approximately 2% from fiscal 2007 to fiscal 2008 due to price increases and slowed innovation in the category.

Pet Products. Our Pet Products participate in a multi-billion dollar market of approximately $16 billion of sales annually. This market experienced an increase of approximately 5% from fiscal 2007 to fiscal 2008. The categories in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories has been fueled by steadily increasing pet ownership and higher spending as consumers treat pets as members of the family. Over half of all American households own a dog or a cat. In fiscal 2008, private label products accounted for 12.9% of the total market share in the Pet Products market in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

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

For financial information by segment, refer to “Note 14. Segment Information” of our consolidated financial statements in this annual report on Form 10-K.

Company Products

Consumer Products. In our Consumer Products operating segment, we sell products under the Del Monte, S&W, SunFresh, Fruit Naturals, Orchard Select, Contadina, StarKist, and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed vegetables, fruit (excluding applesauce) and tomatoes in the United States, with market shares of 26.9%, 32.1% and 18.5% in fiscal 2008, respectively. Our vegetable, fruit and tomato products are in mature categories, characterized by high household penetration. Due to our strong brand awareness and our value-added products, we are able to price our vegetable, fruit and solid tomato products at a premium compared to private label products. In fiscal 2008, our StarKist branded tuna products had a market share of 36.9% of the tuna category, and our pouch products had a market share of 69.6% of the pouch category. College Inn broth products accounted for 13.3% of the total broth category in fiscal 2008 and was the second largest branded broth product in the U.S. It had 38.0% market share in its core markets in the northeastern United States, which made up 67% of its total case volume. Our vegetable, fruit, tomato, tuna and broth products compete primarily on the basis of brand recognition, taste, variety, convenience and price.

Our Consumer Products operating segment includes products such as: vegetables, including cut green beans, French-style green beans, whole kernel and cream-style corn, peas, mixed vegetables, spinach, carrots, potatoes, asparagus, zucchini, lima beans and wax beans; fruit, including cling peaches, pears, fruit cocktail/mixed fruits, apricots, freestone and sliced peaches, mandarin oranges, cherries, grapefruit, pineapples and tropical mixed fruit; tomato products, including stewed, crushed, diced, chunky, wedges, and puree products, as well as ketchup, tomato sauce, tomato paste, spaghetti and pizza sauces; tuna, including solid white albacore tuna, chunk white albacore tuna, chunk light tuna, and low-sodium and low-fat tuna; and College Inn broth products. We continued our new product innovations with recent launches of new flavors of Fruit Naturals Fruit, a new flavor of Del Monte Fruit Chillers, Harvest Selections, Del Monte No-Sugar Added Fruit and Del Monte Healthy Kids Fruit in fiscal 2008. In addition, while over a third of our tuna case sales are of chunk light and albacore halves tuna in cans, we are continuing to expand our focus on new innovative products in order to shift the product mix away from commodity-like products and towards value-added products. Products such as StarKist Pouch, StarKist Tuna Creations, StarKist Gourmet Seas and StarKist SeaSations, reflect this objective. Our competitors include branded and private label vegetable, fruit, tomato, tuna and broth processors. Our primary competitors in the vegetable category are General Mills’ Green Giant and Seneca Foods’ private label; in the fruit category, competitors include Seneca Foods’ private label, Pacific Coast Producers’ private label and Dole; in the tomato category, competitors include Con Agra’s Hunts, Heinz, Unilever’s Ragu and private label; in the broth category, competitors include Campbell Soup’s Swanson brand, smaller regional brands and private label ; and in the tuna category, competitors include Connors Brothers Income Fund’s Bumble Bee and Thai Union Frozen Products PCL’s Chicken of the Sea.

Pet Products. Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, and Pounce. We compete in the dry and wet dog food categories, with market shares of 5.5% and 4.4% in fiscal 2008, respectively; the dry and wet cat food categories, with market shares of 18.2% and 19.5% respectively; and the pet snack category (excluding rawhide), with a market share of 29.9%, in fiscal 2008.

The products in the pet foods categories are primarily marketed under nationally recognized brands. Meow Mix cat food is associated by consumers with ingredient driven indulgence that “cats ask for by name,” while 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. We continued our new product innovations with the recent introduction of Meow Mix Wholesome Goodness and Kibbles ‘n Bits Wholesome Medley.

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

We are focused on expanding our sales in the pet snacks category through continued product and packaging innovation and the targeting of new consumer markets, as illustrated by the fiscal 2008 introduction of Pup-Peroni 50 Calorie Snack Pouches, Milk-Bone Natural Snacks and Jerky Treats Real. We compete in the pet food and pet snacks categories primarily based on taste, brand recognition, nutrition, variety and value. We face competition from branded and private label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Procter & Gamble and Menu Foods.

Sales and Marketing

We use both a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales. Our StarKist and College Inn foodservice sales in the United States and our sales of pet products in Canada are performed by Heinz through an agency agreement. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a flat fee for this retail coverage.

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

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign sales:

	Fiscal Year
	2008	2007	2006
	(in millions, except percentages)
Net Sales:
United States	$3,511.6	$3,251.6	$2,891.6
Foreign	225.2	163.3	107.0

Total net sales	$3,736.8	$3,414.9	$2,998.6

As a Percentage of Net Sales:
United States	94.0%	95.2%	96.4%
Foreign	6.0%	4.8%	3.6%

Total	100.0%	100.0%	100.0%

Our foreign sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations.

Foreign Operations

We have subsidiaries located in Canada, Mexico, Venezuela, Colombia, Ecuador, and Peru. We operate a food processing plant in Venezuela. To supply sales of products in the South American market, we purchase raw product, primarily vegetables, from approximately 15 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from four suppliers in Chile. We have a tuna production facility in American Samoa and a fruit packing business in Mexico. We co-manage two tuna processing facilities in Guayaquil and Manta, Ecuador and own one cold storage facility in Manta, Ecuador. In addition, we utilize a number of co-packers in various foreign countries.

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $79.7 million, or 11.2% of our total net fixed assets located in other locations, including foreign countries and American Samoa, at the end of fiscal 2008.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong, long-term relationships with the majority of significant participants in the retail grocery trade.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 32% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with

SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 20% of list sales in each of our segments. In addition, our top 10 customers represented approximately 62% of our list sales for fiscal 2008.

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

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Consumer Products operating segment, each year, we buy over 1.2 million tons of fresh vegetables, fruit and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from approximately 700 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations annually. We purchase raw material from over 375 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Through our fruit packaging business in Mexico, we buy citrus fruits from about 220 growers throughout Mexico, additional grapefruit from one supplier in Texas and mangoes from approximately 20 growers in Mexico. We purchase raw tomatoes from approximately 30 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including proteins, sugar, spices, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. This agreement has an indefinite term, subject to termination on three years notice. Our tuna supply is obtained through spot and term contracts directly with tuna vessel owners and cooperatives in both the western tropical Pacific and eastern tropical Pacific and by global brokered transactions. For albacore, we also purchase directly from vessel owners and global traders in the Atlantic and Indian Oceans. In April 2001, Heinz entered into a supply agreement to purchase certain quantities of raw tuna from Tri-Marine International, Inc. We assumed this supply agreement in connection with the 2002 Merger. Total minimum annual purchases to be made under this 10-year agreement are estimated to be approximately $85.7 million in fiscal 2009 (priced at April 27, 2008 estimated costs).

Pet Products

We generally purchase meat, meat by-products (including fats and oils), other proteins, and other ingredients through supply agreements or on the open market. Our other ingredient purchases include corn, soybean meal and wheat. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of these hedges has ranged from 3 to 18 months of projected production requirements. See “Item 1A. Risk Factors—If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.”

Cans and Ends

We have long-term supply agreements with two suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”), which was amended and restated January 23, 2008, grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. Total expenditures under this agreement were $136.2 million in fiscal 2008. The minimum commitment under this agreement for fiscal 2009 is approximately $72.0 million. The Impress agreement expires December 31, 2015. Our agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for our fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable and tomato products from Silgan. Total purchases made under this agreement, which expires December 31, 2011, were $201.6 million in fiscal 2008. As of April 27, 2008, we have committed to make purchases of approximately $34.8 million in fiscal 2009. Pricing under the Impress agreement and the Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

Consumer Products. We operate 16 production facilities for our Consumer Products reportable segment in the United States, American Samoa, Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. A significant portion of our Consumer Products operating segment has a seasonal production cycle that generally runs between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products and our StarKist tuna and College Inn broth products are generally produced throughout the year.

Our Consumer Products operating segment uses 24 co-packers and three re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges, asparagus, tuna and certain other products. We also periodically use co-packers to supplement supplies of certain processed vegetables, fruit and tomato products. While we produce canned and pouched tuna in American Samoa, we use third-party co-packers in Thailand and Ecuador for canned and most of our pouched tuna products.

Pet Products. At the end of fiscal 2008, our pet products were primarily manufactured in six of our production facilities, located in the U.S. and American Samoa. We also use eleven co-packers and eight re-packers located within the U.S., Canada and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, produces a variety of dry dog and cat products and the majority of our canned pet product requirements. Our facility in American Samoa packs the majority of our tuna-based canned cat products requirements. In Lawrence, KS, we pack all of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our pet snacks in a wide range of packages. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food factories supply pet products for both the U.S. and Canadian markets.

Distribution

Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Distribution centers provide casing, labeling and special packaging and other services. From time to time we evaluate our distribution center network and, accordingly, may make changes to our network. See “Item 2. Properties” for a listing of the principal distribution centers owned or leased by us. In addition, our distribution network includes third-party distribution centers. See “Item 1A. Risk Factors—We rely upon a number of third parties to manage or provide distribution centers. Failure by these third parties could adversely affect our business.”

Research and Development

Our research and development organization provides product, packaging and process development. It also provides quality assurance, as well as agricultural research and seed production. In fiscal 2008, 2007 and 2006, research and development expenditures were $24.8 million, $24.6 million and $19.8 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including seed production, packaging, pest management, food science, environmental, engineering and plant breeding. We operate a research and development facility in Pittsburgh, PA where we develop products and packaging related to our consumer products. We also operate a research and development facility in Terminal Island, CA where we develop product lines and research existing products related to pet food and pet snacks. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. We regularly test our products with consumers and pets as part of our effort to provide tasty and satisfying, high quality products.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, StarKist, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, and College Inn.

•	Pet Products: Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Pounce, Snausages, Canine Carry-Outs, Meaty Bone, and Jerky Treats.

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

Our registered and unregistered trademarks associated with the pet and tuna businesses relate primarily to North America and South America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

As of April 27, 2008, we owned 28 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2008 and 2025 and cannot be renewed. Our patents are generally not material to our business as a whole.

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

We retain the right to review the quality of the licensees’ products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and may require the licensees to periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

In addition to granting certain licenses, we have sold trademarks from time to time. On November 18, 2003, we finalized the sale of the Techni-Cal trademarks in certain foreign jurisdictions outside of the United States and Canada. On April 16, 2004, we sold our rights in the IVD and Medi-Cal trademarks, as well as our rights in the Techni-Cal trademarks in the United States and Canada. During fiscal 2007, in addition to granting a license with respect to the S&W trademark for beans in the United States, we sold the rights to the S&W trademark in Australia and New Zealand. During fiscal 2008, we sold the rights to the S&W trademark in all markets outside of North and South America, Australia and New Zealand.

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

As a result of our agricultural, food processing and packaging activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have programs across our international business operations designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

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

•

We expect to perform soil and groundwater investigation and remediation and site restoration at our Terminal Island, CA property as part of the closure and demolition of a facility which was operated by a joint venture to which a former subsidiary was a party. We assumed this liability in connection with the 2002 Merger. We are consulting with the Port of Los Angeles, which owns the property where this facility is located, regarding the nature and scope of the investigation, remediation and restoration to be performed. We believe that we have accrued adequate reserves to cover any material liability that may result from this investigation and remediation.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $4.0 million in fiscal 2009 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2009 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business.”

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

Seasonality; Working Capital

Our historical net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter. We have experienced increased sales of our fruit, vegetable, tomato and broth products during the back-to-school and holiday periods in the United States, extending from September through

December, as well as during periods associated with the Easter holiday. We have also experienced increases in pet snacks sales during the year-end holiday period. Sales of our tuna products are usually higher during the period after New Year’s Day through the Easter holiday. We typically schedule promotional events to coincide with these periods of increased product consumption.

We use cash from operations in addition to our revolving line of credit to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, the majority of our cash flow is generated in our third and fourth quarter as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also has an effect, but to a lesser extent, upon our results of operations. Tuna, broth and pet products are produced throughout the year.

Employees

As of April 27, 2008, we employed approximately 8,600 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during our fruit, vegetable and tomato pack season, typically June through October, adding approximately 9,500 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of April 27, 2008, we had 18 collective bargaining agreements with 16 union locals covering approximately 61% of our hourly full-time and seasonal employees. Of these employees, approximately 33% are covered under collective bargaining agreements scheduled to expire in fiscal 2009 and approximately 53% are covered under collective bargaining agreements scheduled to expire in fiscal 2010. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of June 25, 2008, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	63	Chairman of the Board, President and Chief Executive Officer; Director
David L. Meyers	62	Executive Vice President, Administration and Chief Financial Officer
Nils Lommerin	43	Chief Operating Officer
Timothy A. Cole	51	Executive Vice President, Sales
David W. Allen	47	Senior Vice President, Supply Chain Operations
Richard L. French	51	Senior Vice President, Treasurer, Chief Accounting Officer and Controller
William D. Pearce	45	Senior Vice President, Chief Marketing Officer
James G. Potter	50	Senior Vice President, General Counsel and Secretary
Richard W. Muto	57	Vice President, Human Resources

Richard G. Wolford, Chairman of the Board, President and Chief Executive Officer; Director. Mr. Wolford joined Del Monte as Chief Executive Officer and a Director in April 1997. He was elected President of Del Monte in February 1998 and was elected Chairman of the Board of Directors of Del Monte Foods Company in May 2000. From 1967 to 1987, he held a variety of positions at Dole Foods, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp. where he developed food industry investments with venture capital investors. Mr. Wolford also currently serves on the board of directors of Pulte Homes, Inc.

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

Nils Lommerin, Chief Operating Officer. Mr. Lommerin was appointed Chief Operating Officer in January 2008. He joined Del Monte in March 2003 as Executive Vice President, Human Resources and was appointed Executive Vice President, Operations in July 2004. From March 1999 to July 2002, he was with Oxford Health Plans, Inc., where he most recently served as Executive Vice President, Operations and Corporate Services. From November 1991 to February 1999, Mr. Lommerin held a variety of senior Human Resources positions with PepsiCo, Inc.

Timothy A. Cole, Executive Vice President, Sales. Mr. Cole joined Del Monte in September 2004. From 1979 to September 2004, Mr. Cole held a variety of positions with The Quaker Oats Company, now a unit of PepsiCo, Inc., where he became Vice President of National Accounts for the United States.

David W. Allen, Senior Vice President, Supply Chain Operations. Mr. Allen was appointed Senior Vice President, Supply Chain Operations in June 2006, having served as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S. Foodservice, a division of Royal Ahold, from 2004 to 2005 and Chief Executive Officer of WorldChain, Inc., a supply chain services company, from 2001 to 2004. He served as Vice President, Worldwide Operations of Dell Inc. from 1999 to 2000. From 1991 to 1999, Mr. Allen held a variety of positions at Frito-Lay North America, a division of PepsiCo, Inc., most recently as its Senior Vice President, Operations. Mr. Allen also serves on the board of directors of American Italian Pasta Company.

Richard L. French, Senior Vice President, Treasurer, Chief Accounting Officer and Controller. Mr. French joined Del Monte in 1980 and was elected to his current position in June 2008. Mr. French was Senior Vice President, Chief Accounting Officer and Controller of Del Monte from May 1998 through June 2008 and Vice President and Chief Accounting Officer from August 1993 through May 1998. Prior to May 1998, he held a variety of positions within Del Monte’s financial organization.

William D. Pearce, Senior Vice President, Chief Marketing Officer. Mr. Pearce joined Del Monte in May 2008. From March 2007 to May 2008, he was Chief Executive Officer of Foresight Medical Technologies, a medical device start up in the emergent medical field. Prior to that, he was with Taco Bell Corporation, where he served as Chief Marketing Officer from December 2005 to February 2007 and Vice President, Marketing from October 2004 to December 2005. From August 2003 to September 2004, he was Vice President, Marketing of Campbell Soup Company. From June 1992 to August 2003, Mr. Pearce held a variety of marketing positions with Procter & Gamble Company.

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

Richard W. Muto, Vice President, Human Resources. Mr. Muto joined Del Monte in 1974 and became Vice President, Human Resources in June 2007. Mr. Muto was Vice President, Human Resources, U.S. and International Operations of Del Monte from December 1992 through June 2007. Prior to December 1992, he held a variety of positions within Del Monte’s human resources organization and, from 1986 to 1989, RJR Nabisco.

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

The primary inputs, commodities, ingredients and other raw materials that we use include energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, tuna, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals. Prices for these items may be volatile and we may experience shortages in these items as a result of: external conditions; commodity market fluctuations; availability; increased demand (whether for the item we require or for other items, which in turn impacts the item we require); weather conditions; natural disasters; currency fluctuations; governmental regulations, including import restrictions; agricultural programs or issues; and other factors outside our control.

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

We have implemented significant price increases for our products in recent years and we expect to take additional price increases effective in fiscal 2009. Our ability to effectively implement these pricing increases or otherwise raise prices for our products can be affected by a number of factors, including competition, aggregate industry supply, category limitations and market demand. If we are unable to increase prices for our products, particularly as may be necessary to cover cost increases, our results of operations could be adversely affected. Additionally, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our results of operations could be adversely affected.

If we do not successfully manage the price gap between our branded products and those of our lower-priced branded and private-label competition, our sales could suffer and our revenues and results of operations could be adversely affected.

Our branded products generally command a price premium as compared to the prices of the lower-priced branded and private-label products with which they compete. This price premium has been increasing for certain of our products, as private label competition has been slower in effecting price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs and the existing strength of our brands. If the price premium for our branded products exceeds the amount consumers are willing to pay, our sales would suffer and our revenues and our results of operations could be adversely affected. Additionally, the current price premium for our products may limit our ability to effectively implement further price increases, which may adversely affect our results of operations.

We may not be able to successfully implement our business strategies to reduce costs. Failure to reduce costs could adversely affect our results of operations.

The success of our business strategy depends in part on our ability to reduce costs. Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depends significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient, commodity and raw product costs, are outside or substantially outside our control, we generally must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our results of operations could be adversely affected.

If our assessments and assumptions about costs are incorrect, our projected financial results could be adversely affected.

If our assessments and assumptions about input and commodity prices, as well as ingredient and other raw material prices, prove to be incorrect, our costs may be greater than anticipated. For example, we have assumed that the current prices for fish, particularly skipjack, will decrease over the course of fiscal 2009. If we are not able to effectively pass cost increases along to our customers or secure offsetting cost savings, our operating income will decrease and our operating results will be adversely impacted.

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

We have a significant amount of indebtedness. As of April 27, 2008, we had a total of $1,892.3 million of indebtedness. Our indebtedness could have important consequences, such as:

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

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product and marketing innovation, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

If we do not have enough cash to pay our debt service obligations, we may be required to amend our Senior Credit Facility or indentures, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Restrictive covenants in our Senior Credit Facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control. If we fail to comply with these restrictions, we may be required to repay our debt.

Our Senior Credit Facility and indentures include certain covenants that, among other things, limit or restrict our ability to:

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make other restricted payments, including investments;

•	create liens;

•	enter into transactions with affiliates;

•	sell assets; and

•	transfer all or substantially all of our assets and enter into mergers or consolidations.

Our Senior Credit Facility also requires us to maintain compliance with specified financial ratios and satisfy financial condition tests. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). We cannot assure you that we will comply with these ratios and tests. Our Senior Credit Facility may also limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) will result in an event of default.

If we are not in compliance with our covenants under our Senior Credit Facility, we will be unable to borrow additional funds under our revolving credit facility (which is a part of our Senior Credit Facility), and may experience significant liquidity issues. Additionally, a breach of any of the covenants, ratios, tests or restrictions contained in our Senior Credit Facility or indentures could result in an event of default under the Senior Credit Facility and under our indentures in which case the amounts outstanding under the Senior Credit Facility and indentures could be declared immediately due and payable. If the payment of the indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

If we breach or anticipate a breach of any of the covenants, ratios, tests or restrictions contained in our Senior Credit Facility or indentures, we may seek to amend our Senior Credit Facility or indentures, refinance all or part of our existing debt, sell assets, or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt through additional borrowings. This could further exacerbate the risks described above.

While our Senior Credit Facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $300.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions, up to an additional $400.0 million through an increase in the Term Loan facility under our existing Senior Credit Facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. Additionally, we have the ability to incur substantial additional indebtedness pursuant to our $450.0 million revolving credit facility, which is part of our Senior Credit Facility. If our current debt level increases, the related risks we face could intensify.

Continuing disruptions in the financial markets, a ratings downgrade or other factors could affect our ability to refinance our debt on reasonable terms, or at all.

The revolving credit facility and Term A loan facility that are a part of our Senior Credit Facility each mature on February 8, 2011; and the Term B loan facility that is part of our Senior Credit Facility matures on February 8, 2012. Our 8 5/8% senior subordinated notes mature on December 15, 2012. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our Senior Credit Facility or 8 5/8% senior subordinated notes could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Any downgrade of Del Monte’s corporate or debt ratings by any of the major ratings agencies, which could result from our financial performance, acquisitions, share repurchases or other factors, would also negatively impact our access to debt financing or refinancing on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Relocation of key marketing functions may adversely affect our business and financial results.

On May 14, 2008, we announced that we are centralizing all marketing functions in our San Francisco, California offices. These centralization efforts involve the relocation of approximately 100 positions, primarily pet marketing positions, from our Pittsburgh, Pennsylvania offices. We expect that some of the relocated positions will be filled by current employees who relocate, while other relocated positions will be filled by new employees who will need to be recruited and trained as part of this effort. If the relocation has a negative impact on our relationships with employees, employee productivity, major customers or vendors or on our ability to run our businesses, our profitability could be adversely affected. Additionally, if our relocation efforts disrupt our marketing or other business activities, our results of operations could be adversely affected.

Transformative plans involve risk and may adversely affect our business and financial results.

We may in the future contemplate and adopt plans intended to effect significant change within our company. Our future plans, if any, may, but need not, involve disposal of plants, distribution centers, businesses or other assets as well as additional headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employee’s attention from other business concerns. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

Our exploration of strategic alternatives for StarKist seafood involves risk and may adversely affect our business and financial results.

On May 16, 2008, we confirmed that we are exploring strategic alternative for our seafood business, including our StarKist seafood business. Such strategic alternatives include exploring a possible sale of the business. On June 20, 2008, we confirmed that we are in discussions with a third party regarding a possible sale of our seafood business, which discussions are in connection with our exploration of strategic alternatives for the business. There can be no assurance that any such exploration (including the discussion with this third party) will result in a transaction upon beneficial economic terms, if at all. Additionally, the exploration of strategic alternatives may disrupt our employee, customer, supplier or other relationships or may divert management’s and other employee’s attention from other business concerns, which may adversely affect our business and our financial results.

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

The success of our business strategy depends, in part, on our ability to maintain the level of our product distribution, and consequently our sales, through high volume club stores, supercenters and mass merchandisers, such as Wal-Mart supercenters and stores, SAM’S CLUB and Costco. Consumers are increasingly shopping at club stores and mass merchandisers as an alternative to traditional grocery channels. If we are unable to maintain or grow the level of our sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product or when a bid process is used. These high-volume club stores and mass merchandisers frequently re-evaluate the products they carry and if a major customer elected to stop carrying one of our products, our sales could be adversely affected. Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the store until the next bidding process. Our sales volume could decrease significantly if our offer is too high and we lose the ability to sell products, even temporarily, through these channels. Conversely, we risk depressing our margins if our offer is successful but below our desired price points. Either of these outcomes could have an adverse effect on our results of operations. In order to maintain key volume in the face of competition, we may agree to supply customers below desired price points, which could also depress our margins.

The loss of a significant customer or any action by a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2008, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 32% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 62% of our overall list sales. These percentages may increase if there is additional consolidation among food retailers or if the growth of mass merchandisers continues. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. If our sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect our results of operations.

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

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Customers may also grow inventory in anticipation of a price increase for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period.

If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat, soybean meal, poultry meal and soybean oil used in the production of certain of our products. Additionally, we have a hedging program relating to natural gas and in prior periods we had a hedging program for heating oil as a proxy for fluctuations in diesel fuel prices. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

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

Our executive offices, two of our research centers, and some of our fruit, vegetable and tomato operations are located where earthquakes can occur. Some of our tuna operations are located in areas where natural disasters such as hurricanes can occur. Additionally, some of our pet operations are located where tornados can occur. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

If ingredients or other raw materials we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients, commodities and other raw materials that we use in producing our products. If these materials prove to include contaminants affecting the safety or quality of our products, we may need to discard or otherwise dispose of product. Additionally, if such contaminants are not discovered until after the affected product has been distributed, we may need to withdraw or recall the affected product. In either case, our results of operations could be adversely affected.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls, including voluntary recalls, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. We may also voluntarily withdraw or recall products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in March 2007, we initiated a recall of a number of our pet food and pet snack products. A product recall or withdrawal could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal and state regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

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

Section 936 of the Internal Revenue Code historically provided a U.S. federal income tax credit for income earned from a business conducted within the United States possession of American Samoa. The effect of this credit was renewed in December 2006, retroactive to January 1, 2006, and expired in December 2007. We received the benefit of this credit with respect to income from our seafood business in American Samoa throughout fiscal 2008. We cannot assure you that the legislation providing for this federal income tax credit will be renewed beyond December 2007, or that similar legislation will be adopted. If such legislation is not renewed or adopted, our U.S. federal income tax from operations in American Samoa will increase and our net profits will decrease.

In addition, favorable tax rate treatment has been made available to companies operating in American Samoa. We have received such treatment and our agreement with the American Samoa Government is currently expected to expire in April 2009. We cannot assure you that this agreement providing favorable tax treatment will be renewed beyond April 2009, or that a similar agreement will be adopted. If such agreement is not renewed or adopted, our American Samoa income tax will increase and our net profits will decrease.

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

A number of our distribution centers are managed by third parties. Additionally, we also use third-party distribution centers, which may distribute our products as well as the products of other companies. Activity at these distribution centers could be disrupted by a number of factors, including, labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting the third party providers, or other matters affecting any such third party’s ability to service our customers effectively. Any disruption of these distribution centers could adversely affect our business.

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

Inventory production in our Consumer Products operating segment is highly seasonal. Interference with our production schedule during peak months or inventory shortages could negatively impact our results of operations.

We do not manufacture the majority of our fruit, vegetable and tomato products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season.” An unexpected plant shutdown or any other material interference with our production schedule could adversely affect our results of operations.

For most of our fruit, vegetable and tomato products, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, or if demand for product is greater than forecasted, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. We could also experience inventory shortages in the event of can or end defects, whether discovered during the pack season or thereafter, or other factors. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share, our customer relationships may be harmed, and our results of operations may be adversely impacted.

The terms in our supply agreement for cans and ends with Impress could adversely affect the profitability of our products.

Impress supplies metal cans and ends for our pet and tuna businesses. Our agreement with Impress includes minimum volume purchase requirements and guarantees a minimum financial return to Impress. These terms, which terminate August 13, 2010, may result in increases in the unit costs of our pet and tuna products if we reduce our production levels.

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

The current ground lease for our facilities in Terminal Island, CA terminated May 1, 2006, at which time it converted to a month-to-month lease. If we are required to vacate Terminal Island within the next two and a half years, we would accelerate certain demolition, remediation and relocation expenses and be responsible for reimbursing certain material third-party costs and losses. These expenses would materially adversely affect our earnings.

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

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability. Furthermore, these countries as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. For example, Canada is considering adopting new regulations affecting the importation of pet products. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. For example, we currently import tuna pouch products from Ecuador on a duty-free basis under the Andean Trade Preference and Drug Eradication Act (ATPDEA), which expires December 31, 2008. If the benefits of ATPDEA are not extended beyond December 31, 2008 or new legislation is not adopted that provides similar benefits to the ATPDEA, our costs could increase and our results of operations could be adversely affected. In addition, steps we may take to mitigate the impact of the expiration of the ATPDEA, such as closing affected facilities and relocating production elsewhere, could disrupt production, increase our expenses, result in asset write-downs and adversely affect our results of operations.

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

We have seafood operations in American Samoa which produce substantially all our canned tuna products. Other tuna products are also co-packed for us in American Samoa. In May 2007, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act, 2007 became effective. Under the Act, the minimum wage in American Samoa increased $0.50 per hour effective July 24, 2007. Additionally, under the Act, the minimum wage in American Samoa is scheduled to increase an additional $0.50 per hour upon each anniversary of the effectiveness of the Act (with the first such additional increase occurring in May 2008), until the minimum wage in American Samoa reaches parity with the minimum wage in the United States. If we are unable to achieve offsetting cost savings or pass this cost increase along to our customers, our results of operations will be adversely affected. Steps we may take in response to wage increases in American Samoa may include reducing or closing operations in American Samoa, which may result in write-offs, accelerated remediation costs, and other expenses, each of which may adversely affect our results of operations.

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

As of April 27, 2008, we have 18 collective bargaining agreements with 16 union locals covering approximately 61% of our hourly full time and seasonal employees. Of these employees, approximately 33% are covered under collective bargaining agreements scheduled to expire in fiscal 2009, and approximately 53% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2010. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

As of April 27, 2008, our principal facilities included 17 production facilities and 9 distribution centers in the United States, a production facility in American Samoa and three production facilities and one other facility in foreign locations. We generally own our production facilities. Our distribution centers are owned or leased by us. We also use distribution centers operated by third parties. We also own the cold storage facility in Manta, Ecuador. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties together with a leased real property located in Mendota, IL, are subject to mortgages or other applicable security interests in favor of the lenders under our Senior Credit Facility. Our combined production facilities total approximately 6.0 million square feet of owned property, while our distribution centers total approximately 1.8 million square feet of owned property and approximately 3.1 million square feet of leased property.

The following table lists our principal production facilities and distribution centers as of April 27, 2008:

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

During fiscal 2008, we sold parcels of land in San Jose, CA, Stockton, CA and Swedesboro, NJ. We currently have no properties held for sale.

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

The named plaintiffs in these seven cases allege that their pets suffered injury and/or death as a result of ingesting our and other defendants’ allegedly contaminated pet food and pet snack products. The Blaszkowski and Picus cases also contain allegations of false and misleading advertising by us.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other purported pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated.

The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we are a defendant, have tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class will be allowed to opt-out of the settlement until August 15, 2008. A hearing on final settlement approval and class certification has been scheduled for October 14, 2008. If approved, the class will be certified and the total settlement will be $24.0 million. The portion of our contribution to this settlement, if approved, would be $250,000. There can be no assurances that the tentative settlement will be approved. However, we believe that we have adequate insurance to cover any material liability in these cases if the settlement is not approved.

We have filed various motions to dismiss the Blaszkowski case. On April 8, 2008, the Court denied our then pending motion to dismiss. On April 11, 2008, plaintiffs filed their fourth amended complaint. We have filed an answer to the fourth amended complaint and are now involved in discovery. On October 12, 2007, we filed a motion to dismiss in the Picus case. The state court granted our motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. The Court has not issued a ruling on that motion. The plaintiffs in the Blaszkowski and Picus cases are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We have denied these allegations. We believe we have adequate insurance to cover any material liability in these cases.

We are a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. Public Media Center filed a Notice of Appeal on January 26, 2007. The parties have submitted all required briefs for the appeal and are waiting for the Court of Appeals to set a hearing date for oral argument.

We are a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. We disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in our favor on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in our favor on November 21, 2006. The Attorney General filed a Notice of Appeal on January 18, 2007. The parties have submitted all required briefs for the appeal and are waiting for the Court of Appeals to set a hearing date for oral argument.

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

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated:

	High	Low
Fiscal 2008
First Quarter	$12.94	$11.21
Second Quarter	11.90	10.09
Third Quarter	10.55	8.38
Fourth Quarter	9.83	7.57
Fiscal 2007
First Quarter	$12.17	$10.03
Second Quarter	11.10	9.90
Third Quarter	11.57	10.63
Fourth Quarter	11.98	10.93

Dividend Policy

During each quarter of fiscal 2008 and 2007 as well as each of the third and fourth quarters of fiscal 2006, we declared a cash dividend. Prior to fiscal 2006, we had not paid a cash dividend on our common stock since our initial public offering in February 1999. We declared aggregate dividends of $31.9 million and $32.3 million during fiscal 2008 and fiscal 2007, respectively. We paid aggregate dividends of $32.2 million and $32.1 million during fiscal 2008 and fiscal 2007, respectively. In each case, the quarterly dividend declared and paid was $0.04 per share of outstanding common stock of DMFC.

Our Senior Credit Facility and indentures generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. Under the Senior Credit Facility, one of the exceptions provides that so long as no default or event of default has occurred and is continuing or would result therefrom, DMC may pay dividends to DMFC in an aggregate amount not to exceed the sum of (i) $195 million plus (ii) 50% of consolidated net income of DMFC determined on a cumulative basis from October 31, 2005, plus (iii) at such time as no more than $25 million in principal amount of Del Monte’s 8 5/8% Senior Subordinated Notes due 2012 remain outstanding, an additional $110 million; provided that no dividend payment may be made under the Senior Credit Facility if the making of such dividend payment would violate applicable provisions of Del Monte’s indentures. As of April 27, 2008, the amount available to be paid as additional dividends by DMC to DMFC under this provision of the Senior Credit Facility was approximately $255.4 million. The restriction on DMC dividends described above currently is more restrictive than the comparable provisions in the indentures. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further.

We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 7. Short-Term Borrowings and Long-Term Debt” of our consolidated financial statements in this annual report on Form 10-K.

We expect to continue to use cash flows from operations (and other sources of cash, if any) to finance our working capital needs, to develop and grow our business (including capital expenditures), to reduce debt, to pay dividends (subject to the conditions described above), to fund contributions to our defined benefit plans and for general corporate purposes. We may from time to time consider other uses for our cash flows from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions, future transformation or restructuring plans or share repurchases.

Stockholders

As of June 18, 2008, we had 31,000 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended April 27, 2008.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter of fiscal 2008. For repurchases during the second and third quarters of fiscal 2008, see “Liquidity and Capital Resources—Dividends and Stock Repurchases.”

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

Set forth below is a line graph comparing the cumulative total return on Del Monte Foods Company common stock (listed on the New York Stock Exchange under the symbol “DLM”) with the total return of the Standard & Poor’s 500 and the Standard & Poor’s MidCap Food, Beverage & Tobacco indexes, for the period commencing April 25, 2003 (the last trading day prior to the commencement of Del Monte’s fifth preceding fiscal year) and ending on April 25, 2008 (the last business day of the most recently completed fiscal year). The graph is based on the assumption that $100 was invested on April 25, 2003 in Del Monte’s common stock and in the Standard & Poor’s MidCap Food, Beverage & Tobacco index, and that $100 was invested on April 30, 2003 in the Standard & Poor’s 500 index (as only month end data is available). The graph also assumes all dividends were reinvested.

Item 6. Selected	Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated. The selected historical financial data for the fiscal years ended April 27, 2008, April 29, 2007, April 30, 2006, May 1, 2005 and May 2, 2004 was derived from the audited balance sheets as of April 27, 2008, April 29, 2007, April 30, 2006, May 1, 2005, and May 2, 2004, respectively, and the audited statements of income for each of the years then ended, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2008	2007	2006	2005	2004
	(in millions, except share and per share data)
Statement of Income Data (a)(b):
Net sales	$3,736.8	$3,414.9	$2,998.6	$2,899.3	$2,856.3
Cost of products sold	2,812.5	2,515.7	2,213.9	2,155.5	2,085.9

Gross Profit	924.3	899.2	784.7	743.8	770.4
Selling, general and administrative expense	575.2	577.6	479.9	449.5	424.4

Operating income	349.1	321.6	304.8	294.3	346.0
Interest expense	150.3	154.6	88.2	130.8	129.0
Other expense (income)	(2.5)	0.4	1.1	2.8	(1.7)

Income from continuing operations before income taxes	201.3	166.6	215.5	160.7	218.7
Provision for income taxes	68.0	53.6	78.5	60.1	77.8

Income from continuing operations	133.3	113.0	137.0	100.6	140.9
Income (loss) from discontinued operations (net of taxes of $(0.1), $(0.4), $18.1, $11.1 and $14.8, respectively)	(0.2)	(0.4)	32.9	17.3	23.7

Net income	$133.1	$112.6	$169.9	$117.9	$164.6

Diluted earnings per common share:
Continuing operations	$0.66	$0.55	$0.67	$0.48	$0.67
Discontinued operations	—	—	0.16	0.08	0.11

	$0.66	$0.55	$0.83	$0.56	$0.78

Weighted average number of diluted shares outstanding	202,788,111	203,804,556	204,192,309	212,355,623	211,212,242

	April 27 2008	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004
	(in millions)
Balance Sheet Data:
Total assets	$4,546.3	$4,561.5	$3,622.9	$3,530.6	$3,459.7
Long-term debt, excluding current portion	1,854.8	1,951.9	1,242.5	1,301.0	1,366.1
Stockholders’ equity	1,500.5	1,452.2	1,314.0	1,260.6	1,128.9

	Fiscal Year
	2008	2007	2006	2005	2004
	(in millions)
Cash Flow Data:
Cash flows provided by operating activities	$286.9	$230.1	$261.2	$273.3	$277.5
Cash flows provided by (used in) investing activities	(79.7)	(1,344.8)	182.4	(71.8)	(1.2)
Cash flows provided by (used in) financing activities	(194.5)	667.7	(129.0)	(92.6)	(283.0)
Capital expenditures	96.7	95.0	69.1	73.1	82.7

	Fiscal Year
	2008	2007	2006	2005	2004
Other Data:
Cash dividends per common share	$0.16	$0.16	$0.08	$—	$—

(a)	The financial results for fiscal 2004 contain 53 weeks and the financial results in fiscal 2008, fiscal 2007, fiscal 2006, and fiscal 2005 contain 52 weeks.
(b)	The fiscal 2007 financial results include the operations for Meow Mix beginning May 19, 2006 and Milk-Bone beginning July 2, 2006—See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of these acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 27, 2008. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended April 27, 2008 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1A. “Risk Factors.”

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

On December 20, 2002, we acquired various businesses from H.J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses pursuant to an Agreement and Plan of Merger, among Del Monte Foods Company (“DMFC”), SKF Foods, Inc. (“SKF”), then a wholly-owned subsidiary of Heinz, and a wholly-owned direct subsidiary of DMFC. This acquisition is referred to as the “2002 Merger.” Following the 2002 Merger, SKF changed its name to Del Monte Corporation (“DMC”).

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

During the first quarter of fiscal 2008 we made changes to our internal reporting of certain product groupings. This event combined with management changes and the relocation of certain business functions, led management to determine that these reporting and other changes resulted in a change to our operating segments. The former Del Monte Brands and StarKist Seafood operating segments have been combined into one operating segment: Consumer Products.

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2008, fiscal 2007 and fiscal 2006 each contained 52 weeks. Fiscal 2009 will contain 53 weeks.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2008	2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$3,736.8	$3,414.9	$321.9	9.4%	7.7%	1.7%
Cost of Products Sold	2,812.5	2,515.7	296.8	11.8%	7.5%	4.3%

Gross Profit	924.3	899.2	25.1	2.8%
Selling, General and Administrative Expense (“SG&A”)	575.2	577.6	(2.4)	(0.4%)

Operating Income	$349.1	$321.6	$27.5	8.6%

Gross Margin	24.7%	26.3%
SG&A as a % of net sales	15.4%	16.9%
Operating Income Margin	9.3%	9.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our fiscal 2008 results reflect solid growth and increased pricing across our business, partially offset by the net impact of continuing inflationary cost pressures. In fiscal 2008, we achieved net sales of $3,736.8 million, operating income of $349.1 million and net income of $133.1 million, compared to net sales of $3,414.9 million, operating income of $321.6 million and net income of $112.6 million in fiscal 2007.

We continued to generate strong cash flow in fiscal 2008. We used cash generated to fund transformation expenditures, repay debt and repurchase shares of our common stock, among other things. See “Transformation Plan” below for a detailed description of our transformation plan.

Overall, our fiscal 2008 sales were positively impacted by solid growth in both our Consumer Products and Pet Products operating segments, driven by volume growth, increased sales of new products and pricing. Our operating results continued to be pressured by higher ingredient, commodity and raw product costs as well as higher energy costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased related to higher overall energy costs, competition for land and the demand for alternative fuels, among other factors. In our Consumer Products segment, skipjack (a type of tuna) costs, which remain near 10-year highs driven by poor catch rates, and high fuel costs continue to pressure our operating results.

We incurred $26.6 million in transformation related expenses during fiscal 2008, as compared to $35.8 million in fiscal 2007. There were no integration costs in fiscal 2008, compared to $13.3 million in fiscal 2007.

Economic Factors

During fiscal 2008, we experienced higher ingredient, commodity and raw product costs, as well as higher energy, logistics and other transportation costs, higher tinplate and other packaging costs, and higher manufacturing costs. We implemented price increases across all of our operating segments which partially offset these cost increases. In fiscal 2009, we believe that we will experience cost increases of a greater magnitude than we experienced in fiscal 2008, primarily in energy and ingredient, commodity and raw product costs, as well as tinplate and other packaging costs. We plan to take aggressive pricing actions and continue our cost cutting measures; however, these actions are not expected to fully offset the anticipated cost increases during fiscal 2009.

Strategic Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market. In June 2008, we announced plans to further our strategic commitment and sharpen our focus on branded higher margin businesses where growth potential is expected to be high. This plan is centered around two main directives. First we plan to increase levels of strategic consumer and processing technology investments in our packaged produce and pet products platforms to support our strongest brands including Del Monte, Milk-Bone and Meow Mix. We expect packaged produce, driven by product extension beyond the can, and pet products, driven by strong brand equities, to become a much larger portion of our portfolio. Second, we have defined steps to more aggressively execute against our core brands through increased investments in innovation and enhanced implementation of targeted productivity improvements. We plan to continue to execute pricing actions to combat cost increases.

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

Innovation and brand driven growth—We leveraged our brands and innovation to expand sales in our existing categories. We believe that in our Consumer Products segment, our Del Monte brand has potential beyond its traditional product categories. Over 90% of our products are all natural, without preservatives, and we believe they have the potential to help meet the health and wellness needs of our consumers. We built on that potential in fiscal 2008 with the introduction of new flavors of Fruit Naturals, a new flavor of Del Monte Fruit Chillers, Del Monte No Sugar Added Fruit and Healthy Kids Fruit. We believe our StarKist brand and the seafood category have potential beyond the traditional canned products. In our Pet Products segment, we leveraged our innovation and brand building ability through the introduction of products such as Meow Mix Wholesome Goodness, Kibbles ‘n Bits Wholesome Medley and Milk-Bone Natural Snacks. We plan to continue to focus our innovation against our key higher margin and higher growth categories.

Portfolio optimization—We sold the rights to the S&W brand for all markets outside of North and South America, Australia and New Zealand during fiscal 2008. We plan to continue improving our inventory management, reduce supply chain costs and simplify our overall business, as well as to invest in on-strategy higher margin areas of our business. Our strategy may also involve exploring divestures of businesses or other assets that do not meet our portfolio or asset requirements. We are exploring strategic alternatives for our seafood business and announced on June 20, 2008 that we are in discussions with a third party regarding a possible sale of the business. There can be no assurance that the discussions or the exploration of strategic alternatives will result in a transaction. The Board of Directors has not approved a transaction at this time.

Asset and cost streamlining—We will continue to review our asset base for alignment with our brand-driven strategy. Our goal is to create a sourcing and supply chain structure that will provide greater flexibility. Our significant cost reduction initiatives in fiscal 2007 and fiscal 2008 reduced and realigned our cost base and helped offset a portion of the cost increases that impacted us in fiscal 2008. We expect that these initiatives will result in additional cost savings over the next year that will help mitigate the continued cost pressures from the economic factors described above.

Mergers and acquisitions vigilance—During fiscal 2007, we completed the Meow Mix and Milk-Bone acquisitions. These acquisitions have improved the competitive position of our pet products portfolio and enhanced our overall gross margins. In the current economic environment, we plan to focus on debt reduction; however, we may evaluate future acquisition opportunities, particularly those consistent with our sharpened strategic focus discussed above.

Financial flexibility—In fiscal 2008, we repurchased 5,370,930 shares of the Company’s common stock as described in “—Liquidity and Capital Resources.” In fiscal 2009, we currently plan to focus on reducing debt while we return cash to stockholders through our dividends. We have declared quarterly cash dividends of $0.04 per share of our common stock since the third quarter of fiscal 2006. We expect to continue to pay quarterly dividends; however, there can be no assurance that future dividends will be declared or paid. The declaration and payment of future dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then current strategy, applicable debt covenants and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. See “Liquidity and Capital Resources—Dividends and Stock Repurchases” for a discussion of our $200 million share repurchase authorization.

Transformation Plan

On June 22, 2006, consistent with the objectives of our Strategic Plan, we announced a transformation plan to further our progress against our strategic goal of becoming a more value-added, consumer packaged food company. Completed in fiscal 2008, the transformation plan’s initiatives focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the recent acquisitions noted above, and are anticipated to improve our competitiveness and enhance our overall performance.

As part of our plan, we focused on the following initiatives:

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

As of April 27, 2008, we incurred total pre-tax costs associated with these initiatives from inception through the end of fiscal 2008 of approximately $110 million, including $54 million of pre-tax cash expenses, $47 million in anticipated capital expenditures and $9 million of pre-tax non-cash expenses. We captured cumulative pre-tax savings of approximately $35 million in fiscal 2008 and expect to capture cumulative pre-tax savings of approximately $50 million by the end of fiscal 2009.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during fiscal 2008 and fiscal 2007 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.6 million and $7.0 million, respectively, which related to prior year activity. These adjustments represented less than 1% of our trade promotion expense in both fiscal 2008 and fiscal 2007.

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

Our Assumptions. We utilize independent third party actuaries to assist us in calculating the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

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

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plans and other benefits:

	April 27, 2008	April 29, 2007
Pension Benefits
Discount rate used in determining projected benefit obligation	6.75%	6.20%
Rate of increase in compensation levels	4.26%	4.26%
Other Benefits
Discount rate used in determining projected benefit obligation	6.90%	6.20%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plans and other benefits:

	Fiscal Year
	2008	2007	2006
Pension Benefits
Discount rate used to determine periodic benefit cost	6.20%	6.15%	5.75%
Rate of increase in compensation levels	4.26%	4.27%	4.28%
Long-term rate of return on assets	8.00%	8.25%	8.50%
Other Benefits
Discount rate used to determine periodic benefit cost	6.20%	6.15%	5.70%

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2008 and fiscal 2007. The rate of increase is assumed to decline gradually to 6.5% over the next five years. For the health maintenance organization plans, a 10.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2008 and fiscal 2007, respectively. The rate of increase is assumed to decline gradually to 5.5% over the next seven years. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2008 and fiscal 2007.

Sensitivity of Assumptions. If we assumed a 100 basis point change in the following assumptions, our fiscal 2008 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(30.7)	$36.0
Discount rate used in determining net pension expense	(1.4)	0.6
Long-term rate of return on assets used in determining net pension expense	(3.3)	3.3
Other Benefits
Discount rate used in determining projected benefit obligation	12.9	15.3

An increase in the assumed health care cost trend of 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2008 year-end by $13.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.2 million. A decrease in the assumed health care cost trend of 100 basis points would decrease the postretirement benefit obligation for the fiscal 2008 year-end by $11.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.0 million.

Future Expense. Our fiscal 2009 pension expense for our qualified DB plans is currently estimated to be approximately $11.8 million and other benefits expense is estimated to be approximately $1.8 million. These estimates incorporate our 2009 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” only those that have been purchased have a carrying amount on our consolidated balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have useful lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated useful lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying amount exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during fiscal 2008, 2007, or fiscal 2006. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2008 and 2007. During fiscal 2006, we determined that immaterial unamortized balances of Amortizing Brands were impaired, and, accordingly, recognized an impairment charge to write-off such immaterial balances. At April 27, 2008, we had $1,381.0 million of goodwill, $1,071.8 million of Non-Amortizing Brands, $37.3 million of Amortizing Brands, net of amortization and $82.2 million of customer relationships, net of amortization. The Pet Products segment has 86% of the goodwill and 59% of the Non-Amortizing Brands. The Consumer Products segment has the remaining 41% of the Non-Amortizing Brands, with the Del Monte brand itself comprising 33% of the total. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Fair Value Method of Accounting. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. We adopted the provisions of SFAS 123R as of May 1, 2006 and elected to use the modified prospective transition method of adoption.

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

The fair value of stock options granted was $7.5 million, $10.2 million, $8.8 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The fair value of stock options granted will be recognized as stock compensation expense over the vesting period of the options.

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

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for stock options granted during fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal Year
	2008	2007	2006
Weighted average exercise price	$10.33	$10.57	$10.24
Risk-free interest rate	4.4%	4.7%	4.2%
Expected stock volatility	26.4%	30.7%	29.6%
Dividend yield	1.4%	1.4%	0.9%
Expected life (in years)	7.0	7.0	7.0
Weighted average option value	$3.29	$3.78	$3.73

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

Sensitivity of Assumptions (1). If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase(decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Risk-free interest rate	8.1%	(8.0%)
Expected stock volatility	2.7%	(2.8%)
Dividend yield	(14.3%)	16.1%
Expected life	5.9%	(6.7%)

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 25, 2008, expected life of seven years, risk-free interest rate equal to the April 25, 2008 rate for seven-year Treasury constant maturity bonds, average stock volatility used during fiscal 2008, and expected dividend yield of 1.4%.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to assist us in estimating the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2008, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $6.3 million as a result of favorable claims history and reforms in California workers’ compensation benefits laws.

Results of Operations

Fiscal 2008 vs. Fiscal 2007

Net sales

	Fiscal Year
	2008	2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,305.3	$2,133.0	$172.3	8.1%	6.9%	1.2%
Pet Products	1,431.5	1,281.9	149.6	11.7%	9.0%	2.7%

Total Company	$3,736.8	$3,414.9	$321.9	9.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $321.9 million, or 9.4%, in fiscal 2008 compared to fiscal 2007. The increase was due to increased net sales in both our Consumer Products and Pet Products reportable segments, driven by growth in existing products and record new product sales, both supported by an increase in trade spending.

Net sales in our Consumer Products reportable segment increased by $172.3 million, or 8.1% in fiscal 2008 compared to fiscal 2007. This increase was primarily driven by increased sales of fruit products in plastic cups (including new products), lower margin fruit products and packaged produce, as well as distribution gains in pineapple.

Net sales in our Pet Products reportable segment increased $149.6 million, or 11.7%, in fiscal 2008 compared to fiscal 2007. The increase was driven by the Meow Mix and Milk-Bone brands, including new products, distribution expansion and a full year of operations relating to these first quarter fiscal 2007 acquisitions. In addition, we experienced growth as a result of an increase in promotional activity for Kibbles ‘n Bits dry products, as well as new products across the portfolio.

Cost of products sold

Cost of products sold increased by $296.8 million, or 11.8%, in fiscal 2008 compared to fiscal 2007. This increase was primarily due to increased sales volumes and continued cost increases, in addition to a full year of operations related to the Meow Mix and Milk-Bone acquisitions. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats, oils and meats which primarily impacted our Pet Products segment, and in fish which primarily impacted our Consumer Products segment. In fiscal 2008, cost of products sold included transformation expenses of $3.4 million, compared to $6.2 million in fiscal 2007. In addition, cost of products sold included no integration costs, compared to $1.4 million in fiscal 2007.

We expect to continue to see cost increases, primarily in energy and ingredient, commodity and raw product costs. More specifically, in fiscal 2009, we expect the Pet Products operating segment’s costs to be negatively impacted by higher energy and grains, fats and oils costs and the Consumer Products operating segment’s costs to be negatively impacted by higher energy and ingredient, commodity and raw product costs, in addition to wage and duty matters affecting our seafood operations.

Gross margin

Our gross margin percentage for fiscal 2008 decreased 1.6 points to 24.7% compared to 26.3% for fiscal 2007. Gross margin was impacted by a 3.1 margin point reduction related to the higher costs noted above, partially offset by a 1.3 margin point increase due to net pricing and a 0.2 margin point increase due to product mix.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased by $2.4 million, or 0.4%, during fiscal 2008 compared to fiscal 2007. This decrease was primarily driven by the absence of integration costs in fiscal 2008, compared to $11.9 million in fiscal 2007, and a $6.4 million decrease in transformation expenses to $23.2 million in fiscal 2008 compared to $29.6 million in fiscal 2007, largely offset by a $9.3 million increase in transportation and energy costs, as well as inflationary and other cost increases. SG&A expenses for fiscal 2008 and fiscal 2007 also included gains of $10.0 million and $9.5 million, respectively, related to the sales of certain rights or licenses to the S&W brand.

Operating income

	Fiscal Year
	2008	2007	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$175.3	$170.4	$4.9	2.9%
Pet Products	245.1	234.0	11.1	4.7%
Corporate (a)	(71.3)	(82.8)	11.5	13.9%

Total Company	$349.1	$321.6	$27.5	8.6%

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2008 and 2007, Corporate includes $21.2 million and $29.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs.

Operating income increased by $27.5 million, or 8.6%, during fiscal 2008 compared to fiscal 2007, due to volume growth and pricing across the business, partially offset by increased costs. There were no integration costs in fiscal 2008, compared to $13.3 million incurred in 2007, and a $9.2 million decrease in transformation expenses to $26.6 million in fiscal 2008 from $35.8 million in fiscal 2007.

Our Consumer Products reportable segment’s operating income increased by $4.9 million, or 2.9%, during fiscal 2008, compared to fiscal 2007. This increase was driven primarily by the higher volumes noted above.

Our Pet Products reportable segment’s operating income increased by $11.1 million, or 4.7%, during fiscal 2008 compared to fiscal 2007. This increase was driven primarily by the absence of integration costs as described above.

Our Corporate Expenses decreased by $11.5 million, or 13.9%, in fiscal 2008 compared to fiscal 2007, primarily driven by an $8.0 million decrease in transformation-related expenses to $21.2 million in fiscal 2008 from $29.2 million in fiscal 2007.

Interest expense

Interest expense decreased by $4.3 million, or 2.8%, in fiscal 2008 compared to fiscal 2007. This decrease was driven by lower average interest rates, partially offset by higher average debt levels.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2008 was 33.8% compared to 32.2% for fiscal 2007. The increase in the tax rate was primarily due to an increase in state taxes and an increase in taxes related to foreign operations, partially offset by the reversal of a portion of the valuation allowance relating to foreign net operating loss carryforwards. We expect our effective tax rate to be between 36% and 38% in fiscal 2009, assuming the U.S. federal income tax credit pertaining to our seafood business in American Samoa is extended retroactively. However, if this tax credit is not extended, our income tax expense for fiscal 2009 would increase by approximately $6 million to $8 million.

Income (loss) from discontinued operations

The loss from discontinued operations of $0.2 million and $0.4 million for fiscal 2008 and fiscal 2007, respectively, is primarily related to minor activities and changes in estimates as we perform the final wind-down of items related to the Soup and Infant Feeding Businesses.

Fiscal 2007 vs. Fiscal 2006

Net sales

	Fiscal Year
	2007	2006	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$2,133.0	$2,142.3	$(9.3)	(0.4%)	(2.8%)	2.4%
Pet Products	1,281.9	856.3	425.6	49.7%	47.3%	2.4%

Total Company	$3,414.9	$2,998.6	$416.3	13.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $416.3 million, or 13.9%, in fiscal 2007 compared to fiscal 2006. The increase was primarily due to increased net sales in our Pet Products reportable segment resulting from the Meow Mix and Milk-Bone acquisitions.

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

Operating income

	Fiscal Year
	2007	2006	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$170.4	$212.4	$(42.0)	(19.8%)
Pet Products	234.0	141.8	92.2	65.0%
Corporate (a)	(82.8)	(49.4)	(33.4)	67.6%

Total Company	$321.6	$304.8	$16.8	5.5%

(a)	Corporate represents expenses not directly attributable to reportable segments.

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

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our Senior Credit Facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends and other general business purposes. We have also used cash for acquisitions, expenditures related to our transformation plan and share repurchases. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our Senior Credit Facility and indentures. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or share repurchases. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on our defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. We made contributions of $34.4 million in fiscal 2008, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. We currently expect to make contributions of approximately $19.0 million in fiscal 2009. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to “Note 11. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for a description of our defined benefit pension plans.

Our fiscal 2008 cash flows benefited from the timing of pension plan contributions and from the utilization of our domestic net operating loss carryforwards for tax purposes which we expect to fully utilize in fiscal 2009. As a result, cash paid for income taxes will increase beginning in fiscal 2009. Additionally, our fiscal 2009 cash flows are expected to be negatively impacted by higher costs, which impact inventory costs and earnings.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months. We anticipate peak use of our revolving credit facility for the upcoming fiscal year to occur in September or October 2008, based on seasonal liquidity needs.

Description of Senior Credit Facility and Senior Subordinated Notes

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our Senior Credit Facility, our senior subordinated note indentures, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission.

Senior Credit Facility

On February 8, 2005, we entered into a senior secured Credit Agreement with Bank of America, N.A., as administrative agent, and the other lender and agent parties thereto (with all related loan documents, and as amended from time to time, the “Senior Credit Facility”). DMC is the borrower under the Senior Credit Facility. DMC’s obligations under the Senior Credit Facility are guaranteed by DMFC and certain domestic subsidiaries (including all material domestic subsidiaries) of DMC. DMC’s obligations under the Senior Credit Facility are secured by a lien on substantially all of its assets. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC. The obligations of each subsidiary guarantor under its guaranty are secured by a lien on substantially all of each such subsidiary guarantor’s assets.

The Senior Credit Facility consists of the following: a revolving credit facility (the “Revolver”), a Term A Loan Facility (the “Term A Facility”) and a Term B Loan Facility (the “Term B Facility,” and, collectively with the Term A Facility, the “Term Facility”). The Revolver includes a letter of credit subfacility of $100.0 million. As of April 27, 2008, there were no loans outstanding under the $450.0 million Revolver, the amount of letters of credit issued under the Revolver was $40.0 million and the net availability under the Revolver was $410.0 million. As of April 27, 2008, and giving effect to an April 25, 2008 $60.0 million optional prepayment of the Term Facility, the amount outstanding under the Term A Facility was $352.8 million, and the amount outstanding under the Term B Facility was $839.2 million.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

Revolver. We use the Revolver to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver fluctuates significantly during the year. The outstanding Revolver loan balance at April 27, 2008 was zero and as of April 29, 2007 was $21.0 million.

Borrowings under the Revolver bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Revolver is subject to adjustment periodically based on our total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum margin of 1.50%. As of April 29, 2007, the then effective interest rate for outstanding loans under the Revolver was 8.75%. Additionally, to maintain availability of funds under the Revolver, we pay a 0.375% commitment fee on the unused portion of the Revolver. The Revolver will mature, and the commitments thereunder will terminate, on February 8, 2011.

Term Facility. We have used proceeds from our Term Facility for general corporate purposes, including the refinancing of existing debt and to fund acquisitions. Unlike amounts repaid under the Revolver, any amounts we repay under the Term Facility may not be reborrowed.

Borrowings under the Term A Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Term A Facility is subject to adjustment periodically based on our total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum margin of 1.50%. As of April 27, 2008, the then effective interest rate for the outstanding balance on the Term A Facility was 4.40%. Borrowings under the Term B Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) for the Term B Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Senior Credit Facility). As of April 27, 2008, the then effective interest rate for the outstanding balance on the Term B Facility was 4.41%. As of April 29, 2007, the interest rates payable on the Term A Facility and on the Term B Facility were 6.82% and 6.84%, respectively.

The Term A Facility will be due in full on February 8, 2011 and the Term B Facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term A Facility is approximately the following percentages of the original outstanding principal amount (adjusted for prepayments): 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term B Facility is approximately 1.00% per annum with respect to each of the quarterly payments from July 25, 2008 through January 28, 2011, with the remaining 95.5% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term A Facility and Term B Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility.

Senior Subordinated Notes

On December 20, 2002, DMC (at the time named SKF) issued $450.0 million of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5 /8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guarantee DMC’s obligations under the 8 5/8% Notes. The 8 5/ 8% Notes are also guaranteed by DMFC. We have the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer.

Through a private placement offering on February 8, 2005, DMC issued $250.0 million principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guarantee DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005.

The indentures governing our senior subordinated notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

Maturity Table

As of April 27, 2008, scheduled maturities or required payments of long-term debt (including debt under our Senior Credit Facility and the 8 5/8% senior subordinated notes) for each of the five succeeding fiscal years are as follows (in millions):

2009	$37.2
2010	46.7
2011	465.9
2012	642.2
2013	450.0

Restrictive and Financial Covenants

Our Senior Credit Facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our Senior Credit Facility also contains financial covenants.

Senior Credit Facility Covenants. The restrictive covenants in our Senior Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur or guarantee indebtedness, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the Senior Credit Facility apply to DMFC as well as DMC. The Senior Credit Facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default.

The financial covenants in our Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. Availability of borrowings under our Senior Credit Facility is subject to these covenants. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities.

On April 25, 2008, we entered into a Fourth Amendment (the “Fourth Amendment”) to our Senior Credit Facility which made certain changes to the restrictive and financial covenants, and mandatory prepayment provisions, of our Senior Credit Facility.

•

The Fourth Amendment made less restrictive the total debt ratio and fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio, as amended by the Fourth Amendment, remains constant over time.

•

The Fourth Amendment generally made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business. Section 7.05(j) of the Senior Credit Facility credit agreement sets forth an exception to this covenant. Prior to the Fourth Amendment, Section 7.05(j) provided that the aggregate fair market value of all property disposed of in reliance on Section 7.05(j) could not exceed $100 million in total from and after July 31, 2006. The Amendment removes this dollar limitation from the exception to the covenant and adds a requirement that DMC must be in pro forma financial covenant compliance after any disposition made in reliance on such exception. Requirements as to cash consideration and fair market value with respect to any such disposition are unchanged by the Fourth Amendment.

•

The Senior Credit Facility generally requires that we use the net cash proceeds of material asset dispositions either to (i) prepay the Term Facility or (ii) reinvest in fixed or capital assets to be used in our business. The Fourth Amendment requires that 100% of the net cash proceeds from certain major asset dispositions (defined generally as dispositions involving net cash proceeds in excess of $100 million that are consummated pursuant to a definitive agreement entered into by DMFC or any of its subsidiaries, including DMC, on or after April 1, 2008 but prior to December 31, 2008) be used to make a mandatory prepayment of indebtedness incurred under the Credit Agreement.

Senior Subordinated Note Indenture Covenants. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our Senior Credit Facility. The restrictive covenants in the indenture governing our 6 3/4% Notes are similar to the restrictive covenants in the indenture governing our 8 5/8% Notes.

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

Effect of restrictive and financial covenants. The restrictive and financial covenants in our Senior Credit Facility and indentures described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest or the interest of our stockholders, such as acquisitions and future stock repurchases or dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of April 27, 2008. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in our Senior Credit Facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control. If we fail to comply with these restrictions, we may be required to repay our debt.”

Dividends and Stock Repurchases

During each quarter of fiscal 2008, we declared a cash dividend of $0.04 per share of Company common stock. Accordingly, during fiscal 2008, aggregate dividends of $31.9 million were declared, and dividends of $32.2 million were paid.

On September 27, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions.

On October 11, 2007 we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of the shares of the Company’s common stock. Shares repurchased under the trading plan were part of the $200.0 million share repurchase authorized by our Board of Directors. We repurchased a total of 5,370,930 shares of the Company’s common stock under this trading plan for a total cash outlay of $50.0 million at an average price of $9.31 per share. All such shares were repurchased in the second and third quarters of fiscal 2008. We have no current plans to repurchase additional shares under the $200.0 million authorization; however, we may resume repurchases at any time and, subsequently, may suspend or discontinue repurchases at any time.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 27, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term Debt	$1,892.0	$37.2	$512.6	$1,092.2	$250.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$246.6	50.4	78.6	45.9	71.7
Purchase Obligations (1)	$1,227.2	574.3	491.6	118.0	43.3
Other Long-term Liabilities Reflected on the Balance Sheet (2)	$266.5	—	72.5	44.6	149.4

Total Contractual Obligations	$3,623.3	$661.9	$1,155.3	$1,300.7	$514.4

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at the end of fiscal 2008, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 27, 2008. Aggregate future payments for our grower commitments are estimated based on April 27, 2008 pricing and fiscal 2008 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2008 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2007, the most recent period for which annual incentive awards have been paid as of April 27, 2008. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.
(2)	As of April 27, 2008, we had unrecognized tax benefits of $ 9.0 million. We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 27, 2008, we had $40.0 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2008, our cash and cash equivalents increased by $12.7 million. Cash provided by operating activities, provided by (used in) investing activities, and provided by (used in) financing activities for fiscal 2008, 2007 and 2006 is presented in the table below.

	Fiscal Year
	2008	2007	2006
	(in millions)
Net Cash Provided by Operating Activities	$286.9	$230.1	$261.2
Net Cash Provided by (Used in) Investing Activities	(79.7)	(1,344.8)	182.4
Net Cash Provided by (Used in) Financing Activities	(194.5)	667.7	(129.0)

Operating Activities

Cash provided by operating activities during fiscal 2008 was $286.9 million compared to $230.1 million in fiscal 2007. This $56.8 million increase was primarily driven by the increase in net income and the favorable timing of cash tax payments.

Cash provided by operating activities during fiscal 2007 was $31.1 million less than cash provided by operating activities during fiscal 2006. The decrease in cash provided by operating activities was primarily driven by the decrease in net income and the payment of fiscal 2006 employee annual incentive awards of $17.9 million in fiscal 2007; there were no such payments in fiscal 2006.

Investing Activities

Cash used in investing activities was $79.7 million during fiscal 2008, which primarily consisted of capital expenditures of $96.7 million driven by spending associated with the execution of our transformation plan and other capital projects, partially offset by the proceeds from the sale of assets.

Cash used in investing activities was $1,344.8 million during fiscal 2007, which primarily consisted of $1,310.6 million used for the Meow Mix and Milk-Bone acquisitions along with capital expenditures of $95.0 million driven by increased overall spending associated with the execution of our transformation plan and other capital projects.

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

Capital expenditures in fiscal 2008 fiscal 2007, and fiscal 2006 were $96.7 million, $95.0 million and $69.1 million, respectively. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2008, we used $194.5 million in financing activities, which consisted primarily of the net repayment of $21.5 million in short-term borrowings, Term Facility loan repayments of $89.4 million, $32.2 million in dividend payments and $50.0 million in stock repurchases.

During fiscal 2007, cash provided by financing activities was $667.7 million, which consisted primarily of $20.1 million in net short-term borrowings as a result of financing the acquisitions and incurring normal seasonal borrowings for operations, Term B loan borrowings of $745.0 million, Term Facility loan scheduled principal repayments of $64.8 million, and $32.1 million in dividend payments.

During fiscal 2006, we used $129.0 million in financing activities, which consisted primarily of the $125 million share repurchase. See “Note 16. Share Repurchases” of our consolidated financial statements in this annual report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This deferral will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have adopted the provisions of SFAS 157 for the fiscal year beginning April 28, 2008 and FSP 157-2 delays the effective date for certain items to the first quarter of fiscal 2010. We are evaluating the impact of FSP157-2 on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R (revised 2007), “Business Combinations” (“SFAS141R”), which replaces SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by us beginning in the first quarter of fiscal 2010. We are still assessing the potential impact of SFAS 141R on our future financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities. This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us beginning in the fourth quarter of fiscal 2009. We are currently assessing the potential impact of SFAS 161 on our consolidated financial statements.

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

During fiscal 2008, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We also use our floating rate revolving credit facility to fund seasonal working capital needs and other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

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

In fiscal 2008, our interest rate cash flow hedges resulted in an $8.3 million decrease to other comprehensive income (“OCI”) and a $5.3 million increase to deferred tax assets. Our interest rate cash flow hedges had an impact of $1.2 on other expense. The fair value of our interest rate swap was recorded as a non-current liability of $13.6 million at April 27, 2008.

The table below presents our market risk associated with debt obligations as of April 27, 2008. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on April 27, 2008.

	Maturity						Total	Fair Value April 27, 2008
	Fiscal Year
	2009	2010	2011	2012	2013	Thereafter
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$250.0	$700.0	$708.1
Average Interest Rate	—	—	—	—	8.63%	6.75%	7.96%
Variable Rate	$37.2	$46.7	$465.9	$642.2	$—	$—	$1,192.0	$1,192.0
Average Interest Rate	4.40%	4.40%	4.40%	4.40%	—	—	4.40%
Variable Rate (EUR)
Average Interest Rate
Interest Rate Swaps
Notional Amount	$—	$—	$400.0	$—	$—	$—	$400.0	$13.6
Average Rate Receivable	—	—	2.92%	—	—	—	2.92%
Fixed Rate Payable	—	—	4.77%	—	—	—	4.77%

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months. We expect to continue our hedging program with respect to commodities during fiscal 2009.

On April 27, 2008, the fair values of our commodities hedges were recorded as current assets of $2.5 million and current liabilities of $1.0 million. The fair values of our commodities hedges were recorded as current assets of $1.8 million and current liabilities of $2.9 million at April 29, 2007.

Other: In prior periods, we entered into hedging activities where heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses were recorded directly as other income or expense. No such contracts were entered into during fiscal 2008 and as April 29, 2007 all such contracts were closed. We may consider incorporating the use of heating oil contracts into our hedging program again in future periods.

We also have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 27, 2008, the fair value of our natural gas hedges were recorded as current assets of $1.7 million. As of April 29, 2007, the fair values of our natural gas hedges were recorded as current assets of $1.1 million.

The table below presents our commodity and natural gas derivative contracts as of April 27, 2008. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on April 27, 2008 are scheduled to mature prior to the end of fiscal 2009.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)
Futures Contracts
Contract Volumes	65,500	1,200,000	2,165,000	345,000	510,000
Weighted Average Price	$295.48	$0.58	$5.40	$9.03	$8.13
Contract Amount ($ in millions)	$19.4	$0.7	$11.7	$3.1	$4.1
Fair Value ($ in millions)	$0.4	$—	$1.3	$(0.1)	$1.7
Options
Calls (Long)
Contract Volumes	—	—	100,000	—	—
Weighted Average Strike Price	$—	$—	$5.80	$—	$—
Weighted Average Price Paid	$—	$—	$0.67	$—	$—
Fair Value ($ in millions)	$—	$—	$0.1	$—	$—
Calls (Short)
Contract Volumes	—	—	800,000	50,000	—
Weighted Average Strike Price	$—	$—	$6.20	$10.20	$—
Weighted Average Price Paid	$—	$—	$(0.40)	$(0.60)	$—
Fair Value ($ in millions)	$—	$—	$(0.2)	$—	$—
Puts (Written)
Contract Volumes	—	—	100,000	—	—
Weighted Average Strike Price	$—	$—	$5.00	$—	$—
Weighted Average Price Received	$—	$—	$(0.40)	$—	$—
Fair Value ($ in millions)	$—	$—	$—	$—	$—

Foreign Currency: During the fourth quarter of fiscal 2007, we began a hedging program to manage our exposure to fluctuations in foreign currency exchange rates. We have entered into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of April 27, 2008 the fair values of our foreign currency hedges were recorded as current assets of $1.3 million. As of April 29, 2007, the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. We expect to continue our hedging program with respect to foreign currency during fiscal 2009.

The table below presents our foreign currency derivative contracts as of April 27, 2008. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on April 27, 2008 are scheduled to mature prior to the end of fiscal 2009.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	262.6
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$24.5
Contract Amount ($ in millions)	$23.6
Average Contractual Exchange Rate (pesos/$US)	11.1
Firmly committed Forward Exchange Contracts ($US) (in millions)	$21.1
Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$21.5
Contract Amount ($CAD in millions)	$21.3
Average Contractual Exchange Rate ($US/$CAD)	0.99

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our interest rate swaps, commodities and other hedging and foreign currency exchange rate hedging activities:

	Fiscal Year
	2008	2007	2006
	(in millions)
(Increase) decrease in other comprehensive income (a)	$5.5	$(0.3)	$0.5
(Increase) decrease in deferred tax liabilities	4.0	(0.2)	0.3
Increase (decrease) in cost of products sold	(5.8)	2.9	(0.1)
Decrease in other expense	(3.2)	(0.3)	—

(a)	The change in other comprehensive income is net of related taxes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 27, 2008 and April 29, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 27, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of April 27, 2008 and April 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 27, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

June 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited Del Monte Foods Company’s internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of April 27, 2008 and April 29, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 27, 2008, and our report dated June 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

June 25, 2008

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	April 27, 2008	April 29, 2007
ASSETS
Cash and cash equivalents	$25.7	$13.0
Trade accounts receivable, net of allowance	286.7	261.1
Inventories	816.7	809.9
Prepaid expenses and other current assets	99.0	132.5

TOTAL CURRENT ASSETS	1,228.1	1,216.5
Property, plant and equipment, net	712.3	718.6
Goodwill	1,381.0	1,389.3
Intangible assets, net	1,191.3	1,198.6
Other assets, net	33.6	38.5

TOTAL ASSETS	$4,546.3	$4,561.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$489.6	$508.7
Short-term borrowings	0.3	21.8
Current portion of long-term debt	37.2	29.4

TOTAL CURRENT LIABILITIES	527.1	559.9
Long-term debt	1,854.8	1,951.9
Deferred tax liabilities	397.4	368.0
Other non-current liabilities	266.5	229.5

TOTAL LIABILITIES	3,045.8	3,109.3

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500,000,000; 214,653,086 issued and 197,285,084 outstanding at April 27, 2008 and 214,208,733 issued and 202,211,661 outstanding at April 29, 2007)	$2.1	$2.1
Additional paid-in capital	1,034.7	1,021.7
Treasury stock, at cost	(183.1)	(133.1)
Accumulated other comprehensive income	8.2	24.4
Retained earnings	638.6	537.1

TOTAL STOCKHOLDERS’ EQUITY	1,500.5	1,452.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,546.3	$4,561.5

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2008	2007	2006
Net sales	$3,736.8	$3,414.9	$2,998.6
Cost of products sold	2,812.5	2,515.7	2,213.9

Gross profit	924.3	899.2	784.7
Selling, general and administrative expense	575.2	577.6	479.9

Operating income	349.1	321.6	304.8
Interest expense	150.3	154.6	88.2
Other (income) expense	(2.5)	0.4	1.1

Income from continuing operations before income taxes	201.3	166.6	215.5
Provision for income taxes	68.0	53.6	78.5

Income from continuing operations	133.3	113.0	137.0
Income (loss) from discontinued operations before income taxes	(0.3)	(0.8)	51.0
Provision (benefit) for income taxes	(0.1)	(0.4)	18.1

Income (loss) from discontinued operations	(0.2)	(0.4)	32.9

Net income	$133.1	$112.6	$169.9

Earnings per common share
Basic:
Continuing Operations	$0.66	$0.56	$0.68
Discontinued Operations	—	—	0.16

Total	$0.66	$0.56	$0.84

Diluted:
Continuing Operations	$0.66	$0.55	$0.67
Discontinued Operations	—	—	0.16

Total	$0.66	$0.55	$0.83

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share and per share data)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at May 1, 2005	211,203,551	$2.1	—	$—	$961.6	$(5.9)	$302.8	$1,260.6
Net income	—	—	—	—	—	—	169.9	169.9
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of tax of $1.3)	—	—	—	—	—	2.3	—	2.3
Loss on cash flow hedging instruments (net of tax benefit of $1.4)	—	—	—	—	—	(2.5)	—	(2.5)
Currency translation adjustment	—	—	—	—	—	(1.8)	—	(1.8)

Comprehensive income								167.9
Issuance of shares	910,725	—	—	—	6.3	—	—	6.3
Repurchase of shares	(11,997,072)	—	11,997,072	(126.5)	—	—	—	(126.5)
Dividends declared ($0.04 per share)	—	—	—	—	—	—	(15.9)	(15.9)
Tax benefit from stock options exercised					2.7			2.7
Stock option expense	—	—	—	—	7.5	—	—	7.5
Restricted stock units and amortization of unearned compensation	—	—	—	—	1.8	—	—	1.8
Other	—	—	—	—	9.6	—	—	9.6

Balance at April 30, 2006	200,117,204	$2.1	11,997,072	$(126.5)	$989.5	$(7.9)	$456.8	$1,314.0
Net income	—	—	—	—	—	—	112.6	112.6
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $0.1)	—	—	—	—	—	0.2	—	0.2
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1

Comprehensive income								112.9
Adjustment to initially apply SFAS 158 (net of tax of $20.6)	—	—	—	—	—	32.0	—	32.0
Issuance of shares	2,094,457	—	—	—	15.3	—	—	15.3
Repurchase of shares	—	—	—	(6.6)	—	—	—	(6.6)
Dividends declared ($0.04 per share)	—	—	—	—	—	—	(32.3)	(32.3)
Tax benefit from stock options exercised	—	—	—	—	1.7	—	—	1.7
Stock option expense	—	—	—	—	10.6	—	—	10.6
Restricted stock units and amortization of unearned compensation	—	—	—	—	4.6	—	—	4.6

Balance at April 29, 2007	202,211,661	$2.1	11,997,072	$(133.1)	$1,021.7	$24.4	$537.1	$1,452.2
Net income	—	—	—	—	—	—	133.1	133.1
Other comprehensive income/(loss):
Loss on cash flow hedging instruments (net of tax benefit of $3.5)	—	—	—	—		(5.5)	—	(5.5)
Currency translation adjustment	—	—	—	—	—	1.6	—	1.6
Pension liability adjustment (net of tax of $8.0)	—	—	—	—	—	(12.3)	—	(12.3)

Comprehensive income								116.9
Issuance of shares	444,353	—	—	—	3.8	—	—	3.8
Repurchase of shares	(5,370,930)	—	5,370,930	(50.0)	—	—	—	(50.0)
Dividends declared ($0.04 per share)	—	—	—	—	—	—	(31.9)	(31.9)
Tax benefit from stock options exercised	—	—	—	—	0.2	—	—	0.2
Adjustment to initially apply FIN 48	—	—	—	—	—	—	0.3	0.3
Stock option expense	—	—	—	—	8.8	—	—	8.8
Restricted stock units and amortization of unearned compensation	—	—	—	—	0.2	—	—	0.2

Balance at April 27, 2008	197,285,084	$2.1	17,368,002	$(183.1)	$1,034.7	$8.2	$638.6	$1,500.5

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$133.1	$112.6	$169.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	106.2	100.6	92.0
Deferred taxes	44.1	52.9	(12.0)
(Gain)/loss on asset disposal	(7.5)	1.2	(13.8)
Stock compensation expense	9.0	15.2	9.3
Tax benefit from stock options exercised	0.1	0.9	2.7
Other non-cash items, net	(6.5)	2.0	(0.8)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(26.7)	(4.0)	(25.0)
Inventories	(6.2)	(2.8)	(14.3)
Prepaid expenses and other current assets	20.7	(13.2)	(12.4)
Other assets, net	4.5	(1.9)	0.7
Accounts payable and accrued expenses	7.4	2.5	60.1
Other non-current liabilities	8.7	(35.9)	4.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	286.9	230.1	261.2

INVESTING ACTIVITIES:
Capital expenditures	(96.7)	(95.0)	(69.1)
Net proceeds from disposal of assets	17.5	17.5	295.5
Cash used in business acquisitions, net of cash acquired	—	(1,310.6)	—
(Increase)/decrease in restricted cash	—	43.3	(43.3)
Other items, net	(0.5)	—	(0.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(79.7)	(1,344.8)	182.4

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	543.6	821.5	171.2
Payments on short-term borrowings	(565.1)	(801.4)	(170.5)
Proceeds from long-term debt	—	745.0	—
Principal payments on long-term debt	(89.4)	(64.8)	(1.5)
Payments of debt related costs	(5.3)	(10.0)	—
Dividends paid	(32.2)	(32.1)	(8.0)
Issuance of common stock	3.8	15.3	6.3
Purchase of treasury stock	(50.0)	(6.6)	(126.5)
Excess tax benefits from stock-based compensation	0.1	0.8	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(194.5)	667.7	(129.0)

Effect of exchange rate changes on cash and cash equivalents	—	0.1	(0.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12.7	(446.9)	314.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13.0	459.9	145.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25.7	$13.0	$459.9

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 27, 2008

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of DMFC, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of April 27, 2008, DMFC’s assets relate solely to its investment in DMC. DMFC had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. DMFC is separately liable under various full and unconditional guarantees of indebtedness of DMC.

On December 20, 2002, the Company acquired certain businesses of H. J. Heinz Company (“Heinz”), including Heinz’s U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “2002 Acquired Businesses”). Del Monte acquired these businesses through the merger (the “2002 Merger”) of its wholly-owned subsidiary with and into SKF Foods Inc. (“SKF”), previously a wholly-owned subsidiary of Heinz. Following the 2002 Merger, SKF changed its name to Del Monte Corporation. The 2002 Merger has been accounted for as a reverse acquisition in which SKF is treated as the acquirer, primarily because Heinz shareholders owned a majority of DMFC common stock upon the completion of the 2002 Merger. As a result, the historical financial statements of SKF, which reflect the operations of the 2002 Acquired Businesses while under the management of Heinz, became the historical financial statements of DMFC as of the completion of the 2002 Merger.

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

April 27, 2008

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

The Company operates on a 52 or 53 week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2008, fiscal 2007 and fiscal 2006 each contain 52 weeks.

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

Retirement Benefits: The Company sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance and other benefits to eligible retired, salaried, non-union hourly and union employees. Independent third-party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company in estimating the expenses and liabilities related to these plans. The factors utilized by the actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

On April 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106, and 132(R)” (“SFAS 158”). The funded status of the Company’s pension and other postretirement plans is recorded as a liability, and all unrecognized gains or losses, net of tax, are recorded as a component

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

of accumulated other comprehensive income within stockholders’ equity at April 27, 2008 and April 29, 2007. SFAS 158 also requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. The Company intends to adopt the measurement provisions of SFAS 158 as of May 3, 2009.

Goodwill and Intangibles with Indefinite Lives: In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company engages third party valuation experts to assist in its valuation of its intangible assets with indefinite useful lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and goodwill have been identified.

When conducting the annual impairment test for goodwill, the Company compares the fair value of a reporting unit containing goodwill to its carrying amount. The estimated fair value is computed using two approaches: the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. If the fair value of the reporting unit is determined to be more than its carrying amount, no goodwill impairment is recognized.

If the fair value of the reporting unit is determined to be less than its carrying amount, actual goodwill impairment, if any, is computed using a second step of the impairment test. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment.

For intangible assets with indefinite useful lives, estimated fair value is determined using the relief from royalty method. In estimating discounted future cash flows, management uses historical financial information as well as the Company’s operating plans and projections, which include assumptions regarding sales trends and profitability.

Stock-based Compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. The Company adopted the provisions of SFAS 123R as of May 1, 2006 and has elected to use the modified prospective transition method of adoption (see Note 9).

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

April 27, 2008

(In millions, except share and per share data)

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

The creation of the debit LIFO reserve balance at May 2, 2004 resulted from the 2002 Merger when a purchase accounting adjustment to record the fruit, vegetable and tomato inventories at fair value was made. The fair value of these inventories became the historical cost LIFO layer. There was a liquidation of the LIFO layers in fiscal 2008 and fiscal 2006 which resulted in a net decrease to cost of products sold of $0.1 and $1.9, respectively. There was no liquidation of the LIFO layers in fiscal 2007.

As the Company began manufacturing new inventories, new current year costs were developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs results in a credit balance LIFO reserve of $0.8 as of April 27, 2008 and a debit balance LIFO reserve of $5.6, as of April 29, 2007.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are: land improvements—5 to 25 years; buildings and leasehold improvements—10 to 50 years; machinery and equipment—10 to 20 years; computer software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization was $93.2, $87.6 and $84.9 (including depreciation and amortization related to discontinued operations) for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Included in prepaid expenses and other current assets as of April 29, 2007 are certain real properties which the Company has classified as assets held for sale. Assets held for sale totaled $1.5 as of April 29, 2007. During fiscal 2008, the Company sold $7.6 of assets held for sale and recognized a gain of $1.2 on the sales. During fiscal 2007, the Company sold $12.4 of assets held for sale and recognized a gain of $1.9 on the sales. Management believes these assets met the criteria to be classified as held for sale.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

method over estimated useful lives. Including costs paid to third party vendors, the Company capitalized $14.7, $4.4 and $2.3 of software development costs in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, related to systems supporting the Company’s infrastructure.

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

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges for fiscal 2008, fiscal 2007 and fiscal 2006 was $5.1, $5.1 and $3.3, respectively. Deferred debt issuance costs are included in other assets.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency, commodity and other price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company accounts for its derivatives and hedging activities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and FASB Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Company formally documents its hedging relationships at the inception of the trade, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the consolidated financial statements at fair value in other current assets, other current liabilities and other non-current liabilities as appropriate. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a hedging relationship ceases to be a highly effective hedge, the Company will discontinue hedge accounting when that determination is made.

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

	April 27, 2008		April 29, 2007
	Book Value	Fair Value	Book Value	Fair Value
8 5/8% senior subordinated notes	$450.0	$466.9	$450.0	$472.5
6 3/4% senior subordinated notes	250.0	241.2	250.0	250.6

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

Asset Retirement Obligations: The Company accounts for asset retirement obligations in accordance with FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long–lived asset that result from the acquisition, construction or development and the normal operation of a long–lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of April 27, 2008 and April 29, 2007, the asset retirement obligation totaled $7.7 and $7.3, respectively. In addition, certain of the Company’s production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities, and accordingly has not recorded an asset retirement obligation for these matters.

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

The components of accumulated other comprehensive income (loss), as shown on the consolidated balance sheets, are as follows:

	April 27, 2008	April 29, 2007
Currency translation adjustments	$1.1	$(0.5)
Pension and other postretirement employee benefit adjustments	12.2	24.5
Gain (loss) on cash flow hedging instruments	(5.1)	0.4

Total accumulated other comprehensive income	$8.2	$24.4

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. For fiscal 2008, fiscal 2007 and fiscal 2006, one customer accounted for approximately 32%, 31% and 30% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 22% and 23% of trade accounts receivable

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

as of April 27, 2008 and April 29, 2007, respectively. The top ten customers represented approximately 62%, 62% and 61% of the Company’s list sales for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company closely monitors the credit risk associated with its customers.

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

Advertising Expense: All costs associated with advertising are expensed as incurred. Marketing expense, which includes advertising expense, was $105.2, $105.0 and $77.5 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively and is included in selling, general and administrative expense.

Research and Development: Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $24.8, $24.6 and $19.8 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Earnings per Common Share: Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares and share equivalents outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share, except for the inclusion of all potentially dilutive securities, including stock options, restricted stock units and other deferred stock awards.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This deferral will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company has adopted the provisions of SFAS 157 for the fiscal year beginning April 28, 2008 and FSP 157-2 delays the effective date for certain items to the first quarter of fiscal 2010. The Company is evaluating the impact of FSP157-2 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R (revised 2007), “Business Combinations” (“SFAS141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company is still assessing the potential impact of SFAS 141R on its future financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities. This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the fourth quarter of fiscal 2009. The Company is currently assessing the potential impact of SFAS 161 on its consolidated financial statements.

Note 3.    Discontinued Operations

As described in Note 1, on April 24, 2006, DMC completed the divestiture of the Soup and Infant Feeding Businesses. In the fourth quarter of fiscal 2006, the Company recognized a gain on the sale. Due to revisions of estimates during fiscal 2008 and fiscal 2007, the Company recognized additional pre-tax net costs of $0.3 and $0.8, respectively, related to the Soup and Infant Feeding Businesses. During a transition period after the sale ending in the fourth quarter of fiscal 2007, the Company

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

provided transition services for the buyer, including accounting, financial reporting, customer service, billing, transportation, warehousing and certain information technology services. For all periods presented, the operating results related to the Soup and Infant Feeding Businesses have been classified as discontinued operations.

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

Net sales from discontinued operations were $0.6, $1.0 and $310.0 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Net sales from discontinued operations for fiscal 2008 and fiscal 2007 are primarily related to minor activities and changes in estimates as the Company performs the final wind-down of items related to the Soup and Infant Feeding Businesses.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Note 4.    Supplemental Financial Statement Information

	April 27, 2008	April 29, 2007
Trade accounts receivable:
Trade	$286.8	$261.4
Allowance for doubtful accounts	(0.1)	(0.3)

TRADE ACCOUNTS RECEIVABLE, NET	$286.7	$261.1

Inventories:
Finished products	$644.0	$618.0
Raw materials and in-process material	52.3	56.0
Packaging material and other	121.2	130.3
LIFO Reserve	(0.8)	5.6

TOTAL INVENTORIES	$816.7	$809.9

Prepaid expenses and other current assets:
Prepaid expenses	$64.7	$93.9
Other current assets	34.3	38.6

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$99.0	$132.5

Property, plant and equipment:
Land and land improvements	$29.8	$39.6
Buildings and leasehold improvements	330.9	333.8
Machinery and equipment	875.4	806.9
Construction in progress	44.7	53.9

	1,280.8	1,234.2
Accumulated depreciation	(568.5)	(515.6)

PROPERTY, PLANT AND EQUIPMENT, NET	$712.3	$718.6

Accounts payable and accrued expenses:
Accounts payable—trade	$229.8	$199.6
Marketing and advertising	67.1	79.2
Accrued payroll and related costs	39.8	39.2
Accrued interest	19.5	19.2
Income tax payable	0.1	5.5
Current portion of pension liability	22.8	43.0
Other current liabilities	110.5	123.0

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$489.6	$508.7

Other non-current liabilities:
Accrued postretirement benefits	$117.4	$110.4
Pension liability	51.7	43.8
Other non-current liabilities	97.4	75.3

OTHER NON-CURRENT LIABILITIES	$266.5	$229.5

	Fiscal Year
	2008	2007	2006
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.3)	$(0.4)	$(0.9)
Additions: charged to costs and expenses	(0.2)	(0.4)	(0.2)
Deductions: write-offs or reversals	0.4	0.5	0.7

Allowance for doubtful accounts at end of year	$(0.1)	$(0.3)	$(0.4)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Note 5.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	April 27, 2008	April 29, 2007
Goodwill	$1,381.0	$1,389.3

Non-amortizable intangible assets:
Trademarks	1,071.8	1,071.2

Amortizable intangible assets:
Trademarks	71.2	71.2
Customer relationships	89.0	89.0
Other	11.4	11.4

	171.6	171.6
Accumulated amortization	(52.1)	(44.2)

Amortizable intangible assets, net	119.5	127.4

Intangible assets, net	$1,191.3	$1,198.6

As of April 27, 2008, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,187.9 related to the Pet Products reportable segment. As of April 29, 2007, the Company’s goodwill was comprised of $193.1 related to the Consumer Products reportable segment and $1,196.2 related to the Pet Products reportable segment.

Amortization expense for fiscal 2008, fiscal 2007 and fiscal 2006 was $7.9, $7.9 and $3.6, respectively. The following table presents expected amortization of intangible assets as of April 27, 2008, for each of the five succeeding fiscal years:

2009	$7.8
2010	7.6
2011	7.3
2012	5.9
2013	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Note 6.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2008	2007	2006
Basic earnings per common share:
Numerator:
Net income from continuing operations	$133.3	$113.0	$137.0

Denominator:
Weighted average shares	200,645,890	201,424,077	201,747,249

Basic earnings per common share	$0.66	$0.56	$0.68

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$133.3	$113.0	$137.0

Denominator:
Weighted average shares	200,645,890	201,424,077	201,747,249
Effect of dilutive securities	2,142,221	2,380,479	2,445,060

Weighted average shares and equivalents	202,788,111	203,804,556	204,192,309

Diluted earnings per common share	$0.66	$0.55	$0.67

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, and other deferred stock awards.

Stock options and restricted shares outstanding in the amounts of 10,868,412; 7,733,854 and 7,807,969 were not included in the computation of diluted earnings per share for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, because inclusion of these options and restricted shares would be antidilutive.

Note 7.    Short-Term Borrowings and Long-Term Debt

Senior Credit Facility

On February 8, 2005, the Company entered into a senior secured Credit Agreement with Bank of America, N.A., as administrative agent and the other lender and agent parties thereto (with all related loan documents, and as amended from time to time, the “Senior Credit Facility”). DMC is the borrower under the Senior Credit Facility. DMC’s obligations under the Senior Credit Facility are guaranteed by DMFC and certain domestic subsidiaries (including all material domestic subsidiaries) of DMC. DMC’s obligations under the Senior Credit Facility are secured by a lien on substantially all of its assets. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC. The obligations of each subsidiary guarantor under its guaranty are secured by a lien on substantially all of each such subsidiary guarantor’s assets.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Senior Credit Facility consists of the following: a revolving credit facility (the “Revolver”), a Term A Loan Facility (the “Term A Facility”) and a Term B Loan Facility (the “Term B Facility,” and, collectively with the Term A Facility, the “Term Facility”). The Revolver includes a letter of credit subfacility of $100.0. As of April 27, 2008, there were no loans outstanding under the $450.0 Revolver, the amount of letters of credit issued under the Revolver was $40.0 and the net availability under the Revolver was $410.0. As of April 27, 2008, and giving effect to an April 25, 2008 $60.0 optional prepayment of the Term Facility, the amount outstanding under the Term A Facility was $352.8 and the amount outstanding under the Term B Facility was $839.2.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

Revolver. The outstanding Revolver loan balance at April 27, 2008 and April 29, 2007 was zero and $21.0, respectively.

Borrowings under the Revolver bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Revolver is subject to adjustment periodically based on the Company’s total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum spread of 1.50%. As of April 29, 2007, the then effective interest rate for outstanding loans under the Revolver was 8.75%. Additionally, to maintain availability of funds under the Revolver, the Company pays a 0.375% commitment fee on the unused portion of the Revolver. The Revolver will mature, and the commitments thereunder will terminate, on February 8, 2011.

Term Facility. The Company has used proceeds from its Term Facility for general corporate purposes, including the refinancing of existing debt and to fund acquisitions. Unlike amounts repaid under the Revolver, any amounts the Company repays under the Term Facility may not be reborrowed.

Borrowings under the Term A Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Term A Facility is subject to adjustment periodically based on the Company’s total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum margin of 1.50%. As of April 27, 2008, the then effective interest rate for the outstanding balance on the Term A Facility was 4.40%. Borrowings under the Term B Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) for the Term B Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Senior Credit Facility). As of April 27, 2008, the then effective interest rate for the outstanding balance on the Term B Facility was 4.41%. As of April 29, 2007, the interest rates payable on the Term A Facility and on the Term B Facility were 6.82% and 6.84%, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Term A Facility will be due in full on February 8, 2011 and the Term B Facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term A Facility is approximately the following percentages of the original outstanding principal amount (adjusted for prepayments): 7.5% for fiscal year 2009, 10.0% for fiscal year 2010, and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term B Facility is approximately 1.00% per annum with respect to each of the quarterly payments from July 25, 2008 through January 28, 2011, with the remaining 95.5% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term A Facility and Term B Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility.

Senior Subordinated Notes

On December 20, 2002, DMC (at the time named SKF) issued $450.0 of 8 5/8% senior subordinated notes due December 15, 2012 (the “8 5/ 8% Notes”) with interest payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2003. Certain subsidiaries of DMC guarantee DMC’s obligations under the 8 5/8% Notes. The 8 5/8% Notes are also guaranteed by DMFC. The Company has the option to redeem the 8 5/8% Notes at a premium beginning on December 15, 2007 and at face value beginning on December 15, 2010, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. The 8 5/8% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 17, 2003. All of the holders of the originally issued 8 5/8% Notes exchanged such notes for new registered notes pursuant to the exchange offer.

Through a private placement offering on February 8, 2005, DMC issued $250.0 principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC guarantee DMC’s obligations under the 6 3/4% Notes. The 6 3/4% Notes are also guaranteed by DMFC. The Company has the option to redeem the 6 3 /4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005.

The indentures governing the Company’s senior subordinated notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Company’s long term debt and short term borrowings consisted of the following, as of the dates indicated:

	April 27, 2008	April 29, 2007
Short-term borrowings:
Revolver	$—	$21.0
Other	0.3	0.8

	$0.3	$21.8

Long-term debt:
Term A Loan	$352.8	$399.1
Term B Loan	839.2	882.2

Total Term Loans	1,192.0	1,281.3

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,892.0	1,981.3
Less current portion	37.2	29.4

	$1,854.8	$1,951.9

Maturity Table

As of April 27, 2008, scheduled maturities or required payments of long-term debt (including debt under the Senior Credit Facility and the 8 5/8% senior subordinated notes) for each of the five succeeding fiscal years are as follows:

2009	$37.2
2010	46.7
2011	465.9
2012	642.2
2013	450.0

Restrictive and Financial Covenants

The Senior Credit Facility and the indentures governing the senior subordinated notes contain restrictive covenants that limit the Company’s ability and the ability of its subsidiaries to take certain actions. The Senior Credit Facility also contains financial covenants.

Senior Credit Facility Covenants

The restrictive covenants in the Senior Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur or guarantee indebtedness, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the Senior Credit Facility apply to DMFC as well as DMC. The Senior Credit Facility

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

also limits the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default.

The financial covenants in the Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The Company’s compliance with these financial covenants is tested on a quarterly basis.

On April 25, 2008, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Senior Credit Facility which made certain changes to the restrictive and financial covenants and mandatory prepayment provisions of the Senior Credit Facility.

•

The Fourth Amendment made less restrictive the total debt ratio and fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio, as amended by the Fourth Amendment, remains constant over time.

•

The Fourth Amendment generally made less restrictive the covenant limiting the ability of DMC and its subsidiaries to dispose of assets outside the ordinary course of business. Section 7.05(j) of the Credit Facility credit agreement sets forth an exception to this covenant. Prior to the Fourth Amendment, Section 7.05(j) provided that the aggregate fair market value of all property disposed of in reliance on Section 7.05(j) could not exceed $100.0 in total from and after July 31, 2006. The Amendment removes this dollar limitation from the exception to the covenant and adds a requirement that DMC must be in pro forma financial covenant compliance after any disposition made in reliance on such exception. Requirements as to cash consideration and fair market value with respect to any such disposition are unchanged by the Fourth Amendment.

•

The Senior Credit Facility generally requires that the Company use the net cash proceeds of material asset dispositions either to (i) prepay the Term Facility or (ii) reinvest in fixed or capital assets to be used in the Company’s business. The Fourth Amendment requires that 100% of the net cash proceeds from certain major asset dispositions (defined generally as dispositions involving net cash proceeds in excess of $100.0 that are consummated pursuant to a definitive agreement entered into by DMFC or any of its subsidiaries, including DMC, on or after April 1, 2008 but prior to December 31, 2008) be used to make a mandatory prepayment of indebtedness incurred under the Credit Agreement.

Senior Subordinated Note Indenture Covenants

As a general matter, the restrictive covenants set forth in the Company’s indentures are less restrictive than the comparable covenants in the Senior Credit Facility. The restrictive covenants in the indenture governing the 6 3/4% Notes are similar to the restrictive covenants in the indenture governing the 8 5/8% Notes.

The restrictive covenants in the Company’s senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. The Company has the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, the Company has not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in the Company’s senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) results, or, under the indenture governing the 6 3/4% Notes, may under certain conditions result in a requirement for the Company to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require the Company to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness). The indenture governing the 6 3/4% Notes, but not the Company’s other indenture, contains a provision pursuant to which certain of the restrictive covenants set forth therein will be suspended at any time that the 6 3/4% Notes are rated “investment grade,” as defined in such indenture, if at such time no default or event of default has occurred and is continuing.

The Company believes that it is currently in compliance with all of its restrictive and financial covenants, and was in compliance therewith as of April 27, 2008.

Supplemental Disclosure of Cash Flow Information

The Company made cash interest payments of $144.9, $149.6 and $91.1 during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Note 8.    Derivative Financial Instruments

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

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company also uses its floating rate revolving credit facility to fund seasonal working capital needs and other uses of cash. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

The Company manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and make fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0 and an effective date of October 26, 2007, as the fixed rate-payer. A formal cash

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. The Company’s interest rate cash flow hedges resulted in an $8.3 decrease to OCI and a $5.3 increase to deferred tax assets during fiscal 2008. The Company’s interest rate cash flow hedges had an impact of $1.2 on other expense for fiscal 2008. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $13.6 at April 27, 2008. There were no outstanding interest rate swaps for fiscal 2007.

In fiscal 2006, the Company’s interest rate cash flow hedges resulted in a $2.0 decrease to OCI and a $1.3 decrease to deferred tax liabilities. The interest rate cash flow hedges did not have an impact on other expense.

Commodities: Certain commodities such as corn, wheat, soybean meal and soybean oil are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures or options contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On April 27, 2008, the fair values of the Company’s commodities hedges were recorded as current assets of $2.5 and current liabilities of $1.0. The fair values of the Company’s commodities hedges were recorded as current assets of $1.8 and current liabilities of $2.9 at April 29, 2007.

Other: In prior periods, the Company entered into hedging activities where heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than three months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains or losses were recorded directly as other income or expense. No such contracts were entered into during fiscal 2008 and as of April 29, 2007 all such contracts were closed.

The Company also has a hedging program for natural gas. The Company accounts for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of April 27, 2008, the fair value of the Company’s natural gas hedges were recorded as current assets of $1.7. As of April 29, 2007, the fair values of the Company’s natural gas hedges were recorded as current assets of $1.1.

Foreign Currency: During the fourth quarter of fiscal 2007, the Company began a hedging program to manage its exposure to fluctuations in foreign currency exchange rates. The Company has entered into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

April 27, 2008, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.3. As of April 29, 2007, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.1.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next twelve months.

The table below presents the changes in the following balance sheet accounts and impact on statement of income accounts of our interest rate swaps, commodities and other hedging and foreign currency exchange rate hedging activities:

	Fiscal Year
	2008	2007	2006
	(in millions)
(Increase) decrease in other comprehensive income (a)	$5.5	$(0.3)	$0.5
(Increase) decrease in deferred tax liabilities	4.0	(0.2)	0.3
Increase (decrease) in cost of products sold	(5.8)	2.9	(0.1)
Decrease in other expense	(3.2)	(0.3)	—

(a)	The change in other comprehensive income is net of related taxes.

Note 9.    Stock Plans

On August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). Under the 1997 Non-Employee Plan, grants of non-qualified stock options were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vested over a four-year period. As of April 27, 2008, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors (the “Board”) on April 24, 1998, modified by the Board on September 23, 1998 and approved by the then stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses were able to be made to certain employees, non-employee directors and consultants of Del Monte. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vested over four or five years. As of April 27, 2008, eligible employees held options to purchase 2,646,154 shares of common stock under the 1998 Plan. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. On August 15, 2005, the Board approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan. On August 3, 2007, the Board adopted the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

subject to stockholder approval (the “Amended 2002 Plan”). The Amended 2002 Plan was approved by the Company’s stockholders at its annual meeting held on September 27, 2007. Under the Amended 2002 Plan, the total number of shares authorized for grant was increased by 5,392,927 shares to 31,558,740 shares. The Amended 2002 Plan allows for grants of incentive and nonqualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Incentive Awards”). The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Incentive Awards under the Amended 2002 Plan and to set the terms of any Incentive Awards. Grants may be made to certain employees, non-employees directors and independent contractors. Options generally vest over four years. Shares of common stock issued pursuant to equity incentives granted under the Amended 2002 Plan on or after April 30, 2007 reduce the Amended 2002 Plan’s share reserve by one share in the case of options and stock appreciation rights with exercise prices at least equal to fair market value of the Company’s common stock on the grant date and by 2.79 shares in the case of all other equity incentives granted under the Amended 2002 Plan. However, for such other stock awards granted prior to April 30, 2007 but on or after May 2, 2005, the reduction is 1.94 shares instead of 2.79 shares. For all awards granted prior to May 2, 2005, the number of shares of common stock available for issuance under the Amended 2002 Plan is reduced by 1 share for each share of common stock issued.

On March 16, 2006, the Board approved the amendment and restatement of the Del Monte Foods Company Non-Employee Director Compensation Plan, effective upon the 2006 annual meeting of stockholders. The Non-Employee Director Compensation Plan, as so amended, generally provides, among other things, that each eligible director annually receives $0.08 worth of restricted Del Monte common stock or restricted stock units (“Director RSUs”) under the Amended 2002 Plan. Such Director RSUs generally are granted promptly after each annual meeting of stockholders, and vest over three years from the date of grant (it being understood, for example, that in the event the date of the third regularly scheduled annual meeting is less than three full calendar years from the date of grant, such Director RSUs shall nevertheless vest immediately prior to such annual meeting). The number of Director RSUs to be so issued is calculated by dividing the $0.08 by the average of the high and low prices of Del Monte’s common stock on the date of grant. Directors appointed between annual meetings are granted a prorated award upon appointment. During fiscal 2008, the Company granted 62,560 Director RSUs. Of these Director RSUs, 54,243 were granted after the 2007 annual meeting based on the September 27, 2007 average of the high and low price of $10.33 per share. In addition, the Company granted 8,317 Director RSUs to a newly appointed director based on the December 13, 2007 average of the high and low price of $8.75 per share.

During fiscal 2008, the Company granted up to a maximum of 701,700 performance shares (467,800 shares at the target amount), to employees at a grant date fair value of $2.80 per share. Performance shares granted in fiscal 2008 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2009 to the end of fiscal 2011. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010, and fiscal 2011. Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010. Based on management’s expectations, the achievement of the targets related to fiscal 2007 and fiscal 2006

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

performance share grants were deemed improbable and the Company reversed approximately $3.8 of prior expense during fiscal 2008, and discontinued recording future expense related to these grants. Those performance shares granted in fiscal 2005 relating to the attainment of predetermined financial goals for fiscal 2007 and fiscal 2008, as determined by DMFC’s Compensation Committee, did not vest as the specified goals were not met. The remaining outstanding performance shares granted in fiscal 2005 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for fiscal 2009.

During fiscal 2008, the Company granted 294,700 of performance accelerated restricted stock units (“PARs”) to employees at a grant date fair value of $9.61 per share. PARs granted in fiscal 2008 vest in September of fiscal 2013, subject to earlier vesting at the end of fiscal 2010 or fiscal 2011 if certain targets are met. PARs granted in fiscal 2007 vest in September of fiscal 2012, subject to earlier vesting at the end of fiscal 2009 or fiscal 2010 if certain targets are met. PARs granted in fiscal 2006 vest in September of fiscal 2011, subject to earlier vesting at the end of fiscal 2009 if certain targets are met. PARs granted in fiscal 2005 vest in September 2009.

Certain employees, upon termination of their employment with the Company without cause, based on the terms of their respective employment agreements or the DMC Executive Severance Plan, if applicable, will receive a pro-rata share of their stock option, PAR and performance share grants, subject to the Company’s pro-rata policy in effect at the time of the employee’s termination of employment; provided that, pro-rata performance shares shall only vest upon the achievement of the established performance target. In addition, employees who are retirement eligible (as defined in the Amended 2002 Plan) and who separate from service will receive a pro-rata share of their original stock option, PAR and performance share grants, subject to the same conditions and limitations described above; provided that, such retirement eligible employees will have the life of the agreement to exercise their outstanding stock options.

The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their annual retainer, which amount would instead be converted to deferred stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the Amended 2002 Plan. As of April 27, 2008, participating non-employee directors held 59,114 deferred stock units issued under the Amended 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the Amended 2002 Plan. As of April 27, 2008, 318,332 deferred stock units were outstanding, 291,802 of which were vested, under the Amended 2002 Plan in connection with deferrals under this plan.

As of April 27, 2008, eligible employees and non-employee directors held 1,129,881 PARs, 377,446 deferred stock units, 98,582 Director RSUs, 1,904,089 performance shares and options to purchase 13,792,010 shares of common stock under the Amended 2002 Plan. As of April 27, 2008, 7,924,567 additional shares were available under the Amended 2002 Plan to be issued in connection with future awards.

The fair value for stock options granted subsequent to April 28, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal Year
	2008	2007	2006
Dividend yield	1.4%	1.4%	0.9%
Expected volatility	26.4%	30.7%	29.6%
Risk-free interest rate	4.4%	4.7%	4.2%
Expected life (in years)	7.0	7.0	7.0

The weighted average fair value per share of options granted during the year was $3.29, $3.78 and $3.73, for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Except for performance shares that vest based on relative total shareholder return, the fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant. Performance shares that vest based on relative total shareholder return are considered by SFAS 123R to contain a market condition; the fair value of these shares was determined based on a model which considered the estimated probabilities of possible outcomes. For stock awards that are not credited with dividends during the vesting period, the value is reduced by the present value of the expected dividend stream during the vesting period in order to calculate the grant date fair value. The total intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $1.3, $7.4 and $2.9, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

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

Fiscal Year 2006
Net income, as reported	$169.9
Add: Stock-based employee compensation expense included in reported net income, net of tax	6.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	7.3

Pro forma net income	$168.6

Earnings per share:
Basic—as reported	$0.84
Basic—pro forma	$0.84
Diluted—as reported	$0.83
Diluted—pro forma	$0.83

The Company recognized total stock compensation expense of $9.0, $15.2 and $9.3 during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $3.2, $5.3 and $3.2 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. No compensation cost was capitalized as part of inventory and fixed assets for fiscal 2008, fiscal 2007 and fiscal 2006.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 1, 2005	13,878,074	$8.93	4,839,939	$8.85
Granted	2,357,300	10.24
Forfeited	488,603	10.31
Exercised	819,501	7.67

Balance at April 30, 2006	14,927,270	9.16	8,046,461	8.67
Granted	2,706,500	10.57
Forfeited	682,605	10.23
Exercised	2,063,399	7.38

Balance at April 29, 2007	14,887,766	9.61	8,918,675	9.14
Granted	2,282,500	10.33
Forfeited	287,252	10.49
Exercised	422,350	8.65

Balance at April 27, 2008	16,460,664	$9.72	10,761,811	$9.35

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

As of April 27, 2008 and April 29, 2007, the aggregate intrinsic values of options outstanding were $4.5 and $22.9, respectively. As of April 27, 2008 and April 29, 2007, the aggregate intrinsic values of options exercisable were $4.5 and $18.6, respectively.

At April 27, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.87	6,010,594	4.62	$8.06	6,010,594	$8.06
$8.90 - 10.37	6,354,142	8.35	10.30	1,652,245	10.22
$10.42 - 15.85	4,095,928	5.12	11.28	3,098,972	11.39

$6.04 - 15.85	16,460,664	6.18	$9.72	10,761,811	$9.35

As of April 27, 2008, there was $14.5 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Other stock-based compensation activity and related information during fiscal 2008 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at April 29, 2007	2,283,243	$10.31
Granted	1,158,562	5.71
Forfeited	(161,591)	10.96
Vested	(122,496)	11.27

Nonvested balance at April 27, 2008	3,157,718	$8.55

As of April 27, 2008, there was $8.6 of total unrecognized compensation cost related to other non-vested share-based compensation awards granted. That cost is expected to be recognized over a weighted-average period of approximately 3.3 years. The total fair value of shares vested during fiscal 2008, fiscal 2007 and fiscal 2006, was $1.4, $1.2 and $0.2, respectively.

During fiscal 2008, the Company received cash of $3.8 and realized $0.5 of tax benefits from the exercise of stock options.

Note 10.    Employee Severance and Restructuring Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan was intended to further the Company’s progress against its strategic goal of becoming a more value-added consumer packaged food company. The plan’s initiatives focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies expected from the acquisitions of Meow Mix and Milk-Bone.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

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

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Total Company
Accrued termination and severance costs—April 30, 2006	$—
Termination and severance costs incurred	8.1
Amounts utilized	(6.0)
Other	(0.1)

Accrued termination and severance costs—April 29, 2007	2.0
Termination and severance costs incurred	0.8
Amounts utilized	(2.7)

Accrued termination and severance costs—April 27, 2008	$0.1

Streamline and Operation Excel. Prior to the 2002 Merger, the Company was involved in initiatives named “Streamline” and “Operation Excel,” which consisted of actions to downsize, close or consolidate certain manufacturing facilities and to divest certain assets. The planned actions pursuant to these initiatives were substantially completed prior to the end of fiscal 2002.

Restructuring charges under Streamline and Operation Excel during the periods indicated were as follows:

Accrued Exit Costs
Accrued restructuring costs—May 1, 2005	$2.9
Amounts utilized—Fiscal 2006	—

Accrued restructuring costs—April 30, 2006	2.9
Amounts utilized—Fiscal 2007	(0.1)

Accrued restructuring costs—April 29, 2007	2.8
Amounts utilized—Fiscal 2008	(0.4)

Accrued restructuring costs—April 27, 2008	$2.4

The utilization of the accrual in fiscal 2008 and fiscal 2007 relates to environmental remediation costs and the remaining reserve at April 27, 2008 is related to environmental remediation.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Note 11.    Retirement Benefits

Defined Benefit Plans. Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, are as follows:

	Pension Benefits		Other Benefits
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Change in benefit obligation:
Benefit obligation at prior measurement date of March 31	$399.3	$412.7	$116.7	$140.0
Curtailment recognized between measurement date and end of year	—	—	—	(32.6)
Service cost	12.0	11.4	2.1	1.9
Interest cost	23.8	24.5	7.1	6.6
Actuarial (gain)/loss	(13.2)	(16.7)	1.4	(0.3)
Benefits paid	(32.2)	(32.6)	(3.6)	(3.8)
Acquisitions	—	—	—	4.9

Benefit obligation at measurement date of March 31	389.7	399.3	123.7	116.7

Benefit obligation at end of year	$389.7	$399.3	$123.7	$116.7

Accumulated benefit obligation	$373.5	$380.1

Change in plan assets:
Fair value of plan assets at prior measurement date of March 31	$335.1	$320.7	$—	$—
Actual gain on plan assets	4.4	32.0	—	—
Employer contributions	36.2	15.0	3.6	3.8
Benefits paid	(32.2)	(32.6)	(3.6)	(3.8)

Fair value of plan assets at measurement date of March 31	343.5	335.1	—	—
Interim contributions	—	1.9	0.4	0.5

Fair value of plan assets at end of year	$343.5	$337.0	$0.4	$0.5

Funded status at measurement date of March 31	$(46.2)	$(64.2)	$(123.7)	$(116.7)
Interim contributions	—	1.9	0.4	0.5

Funded status at end of year	$(46.2)	$(62.3)	$(123.3)	$(116.2)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued expenses	$(21.0)	$(41.4)	$(5.9)	$(5.8)
Other non-current liabilities	(25.2)	(20.9)	(117.4)	(110.4)

Total	$(46.2)	$(62.3)	$(123.3)	$(116.2)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain/(loss)	$10.7	$19.4	$(1.1)	$0.3
Net prior service (cost)/credit	(8.5)	(9.0)	31.1	39.5

Total	$2.2	$10.4	$30.0	$39.8

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

April 27, 2008

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

Excluding the impact of curtailments, the components of net periodic pension cost for the qualified defined benefit pension plans and other benefit plans for fiscal 2008, fiscal 2007 and fiscal 2006 are as follows:

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost for benefits earned during the period	$12.0	$11.4	$13.7	$2.1	$1.9	$4.7
Interest cost on projected benefit obligation	23.8	24.5	22.6	7.1	6.7	7.5
Expected return on plan assets	(26.4)	(25.3)	(24.7)	—	—	—
Amortization of prior service cost	1.0	1.0	2.4	(8.4)	(8.5)	(8.0)
Amortization of loss/(gain)	(0.2)	0.7	0.8	—	—	—

Net periodic benefit cost	$10.2	$12.3	$14.8	$0.8	$0.1	$4.2

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

April 27, 2008

(In millions, except share and per share data)

Weighted average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits		Other Benefits
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Assumptions used to determine projected benefit obligation
Discount rate used in determining projected benefit obligation	6.75%	6.20%	6.90%	6.20%
Rate of increase in compensation levels	4.26%	4.26%

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2008	2007	2006	2008	2007	2006
Assumptions used to determine periodic benefit cost
Discount rate used in determining periodic benefit cost	6.20%	6.15%	5.75%	6.20%	6.15%	5.70%
Rate of increase in compensation levels	4.26%	4.27%	4.28%
Long-term rate of return on assets	8.00%	8.25%	8.50%

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost/(credit)	$1.0	$8.4

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable prior to 2011. The Act would impose certain consequences on the Company’s defined benefit plans beginning in calendar 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. The Company made contributions of $34.4 in fiscal 2008, which included a minimum contribution of approximately $16.0 and an incremental contribution of approximately $18.4, intended to achieve the applicable funding levels necessary to avoid consequences under the Act in calendar 2008. The Company currently expects to make contributions of approximately $19.0 in fiscal 2009. The Company continues to analyze the full impact of this law on the Company’s financial position, results of operations and cash flows.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2009	$36.2	$5.9
2010	37.0	6.6
2011	37.2	7.4
2012	38.0	8.1
2013	38.2	8.7
Years 2014-2018	192.5	49.7

The weighted average asset allocation of the pension plan assets as of the measurement date for fiscal 2008 and fiscal 2007 and weighted average target allocation are as follows:

	March 31, 2008	March 31, 2007	Target Allocation Range
Equity Securities	52%	54%	56 - 66%
Debt Securities	38%	35%	30 - 40%
Other	10%	11%	0-9%

Total	100%	100%

The Company’s investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. The Company believes that a well-diversified investment portfolio, including both equity and fixed income components, will result in the highest attainable investment return with an acceptable level of overall risk. The Company’s investment policies and procedures are designed to ensure that the plans’ investments are in compliance with Employment Retirement Income Security Act of 1974.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for both fiscal 2008 and fiscal 2007. The rate of increase is assumed to decline gradually to 6.5% over the next five years. For health maintenance organization plans, a 10.0% and an 11.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for fiscal 2008 and fiscal 2007, respectively. The rate of increase is assumed to decline gradually to 5.5% over the next seven years. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for both fiscal 2008 and fiscal 2007.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend of 1% in each year would increase the postretirement benefit obligation as of April 27, 2008 by $13.7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.2. A decrease in the assumed health care cost trend of 1% in each year would decrease the postretirement benefit obligation as of April 27, 2008 by $11.7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.0.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans totaled $6.8, $6.3 and $6.0 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans of $7.8, $6.5 and $5.5 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Other Plans. The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are unfunded and comply with IRS rules for nonqualified plans.

Note 12.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2008	2007	2006
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$185.6	$156.5	$206.7
Foreign	15.7	10.1	8.8

	$201.3	$166.6	$215.5

Income tax provision:
Current:
U.S. federal and U.S. possessions	$16.0	$0.1	$73.0
State and foreign	7.9	0.6	16.5

Total current	23.9	0.7	89.5

Deferred:
U.S. federal and U.S. possessions	39.4	49.2	(10.5)
State and foreign	4.7	3.7	(0.5)

Total deferred	44.1	52.9	(11.0)

	$68.0	$53.6	$78.5

The above amounts do not include tax benefits of $0.2, $1.7 and $2.7 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, from the exercise of stock options, which for accounting purposes are recorded in additional paid-in capital.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 27, 2008	April 29, 2007
Deferred tax assets:
Post employment benefits	$48.3	$45.5
Pension liability	25.9	17.2
Reserves not currently deductible	4.4	9.8
Workers’ compensation	13.8	14.8
Net operating loss and tax credit carry forwards	25.0	35.9
Other	31.1	31.8

Gross deferred tax assets	148.5	155.0
Valuation allowance	(3.2)	(5.2)

Net deferred tax assets	145.3	149.8

Deferred tax liabilities:
Depreciation and amortization	92.0	91.0
Intangible assets	419.0	384.5
Inventory	29.7	28.2
Other	(1.5)	5.8

Gross deferred tax liabilities	539.2	509.5

Net deferred tax liability	$(393.9)	$(359.7)

At April 27, 2008, the Company had a valuation allowance for foreign tax credit carryforwards of $3.2 as the utilization of such foreign credits cannot be reasonably assured. The net change in valuation allowance for the year ended April 27, 2008 was a decrease of $2.0. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2008	2007	2006
Expected income taxes computed at the statutory U.S. federal income tax rate	$70.5	$58.3	$75.4
Taxes on foreign income at rates different than U.S. federal income tax rates	(0.5)	(0.1)	1.3
State taxes, net of federal benefit	6.6	2.3	8.4
Foreign losses	(0.6)	(1.5)	(0.2)
Tax on income of U.S. Possessions’ subsidiaries	(6.9)	(4.7)	(3.7)
Valuation allowance reversal	(2.7)	(1.2)	—
Other	1.6	0.5	(2.7)

Actual provision for income taxes	$68.0	$53.6	$78.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

As of April 27, 2008, the Company had net operating loss carryforwards of $27.0 for U.S. tax purposes, which will expire between 2021 and 2026, $18.0 for state purposes, which will expire between 2010 and 2025, $1.2 for foreign purposes, which will expire between 2010 and 2014 and $10.3 of tax credits, the majority of which have no expiration date. The net operating loss and tax credit carryforwards are subject to limitations under Section 382 of the Internal Revenue Code.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $20.9 at April 27, 2008. It is not practical to assess the tax amount on the cumulative undistributed earnings because the computation would depend on a number of factors that are not known until a decision to repatriate the earnings is made. The Company intends to reinvest such earnings indefinitely.

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

The Company adopted the provisions of FIN 48 as of the first day of the first quarter of fiscal 2008. The adoption of FIN 48 resulted in a $0.3 decrease to the liability for unrecognized tax benefits and corresponding cumulative effect increase to retained earnings. Upon adoption, the Company had unrecognized tax benefits of $7.0.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal 2008 is as follows:

Balance at April 29, 2007	$7.0
Additions based on tax positions related to the current year	3.3
Additions based on tax positions of prior years	0.8
Reductions for tax positions of prior years	—
Settlements	(0.2)
Lapse of statute of limitations	(1.9)

Balance at April 27, 2008	$9.0

If recognized, $8.3 of the Company’s unrecognized tax benefits would impact the effective tax rate. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of April 27, 2008, the amount of accrued interest included in the non-current income tax liability account was $0.6. The Company has no amounts accrued for penalties.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Company files income tax returns in the U.S. and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of effective settlement. The Company expects during the next 12 months to close a tax year to audit. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $0.3.

The Company has open tax years from primarily 2003 to 2007 with various significant taxing jurisdictions including the United States, American Samoa and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

Supplemental Disclosure of Cash Flow Information. In fiscal 2008 the Company received net income tax refunds of $14.9. The Company made income tax payments of $72.6 and $57.9 for fiscal 2007 and fiscal 2006, respectively.

Note 13.    Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

Lease Commitments. The Company leases certain property, equipment and office and plant facilities. At April 27, 2008, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

2009	$50.4
2010	44.2
2011	34.4
2012	25.9
2013	20.0
Thereafter	71.7

Rent expense related to operating leases was comprised of the following:

	Fiscal Year
	2008	2007	2006
Minimum rentals	$61.1	$61.7	$58.5
Contingent rentals	19.7	14.3	13.4

	$80.8	$76.0	$71.9

Supply Agreements. The Company has a 10-year supply agreement to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine International, Inc., an unaffiliated entity. Total purchases under this agreement were $73.7, $45.9 and $42.1 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company expects to make minimum purchases of approximately $85.7 (priced at April 27, 2008 estimated costs) in fiscal 2009 under this agreement. Raw tuna pricing is subject to change based on market conditions. The current term of the agreement expires in July 2011.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress Holdings, B.V. (“Impress”), which was amended and restated January 23, 2008, grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet and tuna products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. Total expenditures under this agreement, were $136.2, $150.0 and $152.4 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The minimum commitment under this agreement for fiscal 2009 is approximately $72.0. The Impress agreement expires December 31, 2015.

The agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products metal food and beverage containers in the United States from Silgan. Total purchases made under this agreement, which expires December 31, 2011, were $201.6, $205.9 and $220.6 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. As of April 27, 2008, the Company has committed to make purchases of approximately $34.8 in fiscal 2009. Pricing under the Impress agreement and Silgan agreement is adjusted to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Grower Commitments. The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $146.1, $119.4 and $119.2 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

At April 27, 2008, aggregate purchase commitments under non-cancelable agreements with growers (priced at April 27, 2008 estimated costs) are estimated as follows:

2009	$118.8
2010	51.1
2011	38.2
2012	31.4
2013	21.3
Thereafter	42.9

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, and other service providers with commitments ranging from one year to five years. Total purchases under these agreements were $267.1, $246.8 and $150.6 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $49.8, $42.9 and $45.0 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

At April 27, 2008, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers (including pineapple requirements) are estimated as follows:

2009	$163.9
2010	97.7
2011	60.2
2012	36.7
2013	14.5

Union Contracts. As of April 27, 2008, the Company has 18 collective bargaining agreements with 16 union locals covering approximately 61% of its hourly full-time and seasonal employees. Of these employees, approximately 33% are covered under collective bargaining agreements scheduled to expire in fiscal 2009 and approximately 53% are covered under collective bargaining agreements scheduled to expire in fiscal 2010. These agreements are subject to negotiation and renewal.

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

The named plaintiffs in these seven cases allege that their pets suffered injury and/or death as a result of ingesting the Company’s and other defendants’ allegedly contaminated pet food and pet snack products. The Blaszkowski and Picus cases also contain allegations of false and misleading advertising by the Company.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other purported pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated.

The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company is a defendant, have tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class will be allowed to opt-out of the settlement until August 15, 2008. A hearing on final settlement approval and class certification has been scheduled for October 14, 2008. If approved, the class will be certified and the total settlement will be $24.0. The portion of the Company’s contribution to this settlement, if approved, would be $0.25. There can be no assurances that the tentative settlement will be approved. However, the Company believes it has adequate insurance to cover any material liability in these cases if the settlement is not approved.

The Company has filed various motions to dismiss the Blaszkowski case. On April 8, 2008, the Court denied the Company’s then pending motion to dismiss. On April 11, 2008, plaintiffs filed their fourth amended complaint. The Company has filed an answer to the fourth amended complaint and is now involved in discovery. On October 12, 2007, the Company filed a motion to dismiss in the Picus case. The state court granted the Company’s motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. The Court has not issued a ruling on that motion. The plaintiffs in the Blaszkowski and Picus cases are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company has denied these allegations. The Company believes it has adequate insurance to cover any material liability in these cases.

The Company is a defendant in an action brought by the Public Media Center in the Superior Court in San Francisco, CA, on December 31, 2001. The plaintiff alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The plaintiff filed this suit against the three major producers of canned tuna in the U.S. The plaintiff sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the plaintiff’s allegations. This case was consolidated with the California Attorney General case described below and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. As noted below, on August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. Public Media Center filed a Notice of Appeal on January 26, 2007. The parties have submitted all required briefs for the appeal and are waiting for the Court of Appeals to set a hearing date for oral argument.

The Company is a defendant in an action brought by the California Attorney General in the Superior Court in San Francisco, CA, on June 21, 2004. The Attorney General alleged violations of California Health & Safety Code sections 25249.5, et seq (commonly known as “Proposition 65”) and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

California’s unfair competition law for alleged failure to properly warn consumers of the presence of methylmercury in canned tuna. The Attorney General filed this suit against the three major producers of canned tuna in the U.S., including Del Monte. The Attorney General sought civil penalties of two thousand five hundred dollars per day and a permanent injunction against the defendants from offering canned tuna for sale in California without providing clear and reasonable warnings of the presence of methylmercury. The Company disputed the Attorney General’s allegations. This case was consolidated with the Public Media Center case described above and trial began on October 18, 2005. The court issued a decision in favor of the Company on May 11, 2006. On August 18, 2006, the Attorney General filed a Motion to Reopen Trial to Present New Evidence. On September 29, 2006, the court issued a decision denying the Attorney General’s Motion to Reopen Trial. The court entered a final judgment in favor of the Company on November 21, 2006. The Attorney General filed a Notice of Appeal on January 18, 2007. The parties have submitted all required briefs for the appeal and are waiting for the Court of Appeals to set a hearing date for oral argument.

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

Note 14.    Segment Information

During the first quarter of fiscal 2008, the Company made changes in its internal reporting of certain product groupings. This event combined with management changes and the relocation of certain business functions led the Company to determine that these reporting and other changes resulted in a change to the Company’s operating segments. The former Del Monte Brands and StarKist Seafood operating segments have been combined into one operating segment: Consumer Products. As the former Del Monte Brands and StarKist Seafood operating segments were previously aggregated for segment reporting, this operating segment change did not affect the Company’s reportable segments.

The Company has the following reportable segments:

•

The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, broth and tuna products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions about resources to be allocated and assessing financial performance. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2008	2007	2006
Net Sales:
Consumer Products	$2,305.3	$2,133.0	$2,142.3
Pet Products	1,431.5	1,281.9	856.3

Total company	$3,736.8	$3,414.9	$2,998.6

Operating Income:
Consumer Products	$175.3	$170.4	$212.4
Pet Products	245.1	234.0	141.8
Corporate (a)	(71.3)	(82.8)	(49.4)

Total company	$349.1	$321.6	$304.8

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2008 and 2007, Corporate includes $21.2 and $29.2 of transformation-related expenses, respectively, including all severance-related restructuring costs.

See Note 5 for goodwill detailed by reportable segment.

Geographic Information

The following table presents domestic and foreign sales:

	Fiscal Year
	2008	2007	2006
Net sales—United States	$3,511.6	$3,251.6	$2,891.6
Net sales—foreign	225.2	163.3	107.0

Total net sales	$3,736.8	$3,414.9	$2,998.6

Percentage of sales:
United States	94.0%	95.2%	96.4%
Foreign	6.0%	4.8%	3.6%

The following table presents domestic and foreign long-lived assets:

	Fiscal Year
	2008	2007	2006
Net long-lived assets—United States	$632.6	$642.7	$560.2
Net long-lived assets—foreign (includes American Samoa)	79.7	75.9	81.2

Total net long-lived assets	$712.3	$718.6	$641.4

Percentage of long-lived assets:
United States	88.8%	89.4%	87.3%
Foreign (includes American Samoa)	11.2%	10.6%	12.7%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

Note 15.    Quarterly Results of Operations (unaudited)

	First (2)	Second	Third	Fourth
Fiscal 2008
Net sales	$753.5	$938.1	$1,001.1	$1,044.1
Operating income (3)	44.1	81.7	118.8	104.5
Net income	3.5	25.9	53.3	50.4
Per share data (1):
Basic earnings per share	$0.02	$0.13	$0.27	$0.25
Diluted earnings per share	$0.02	$0.13	$0.26	$0.25

Fiscal 2007
Net sales	$674.1	$893.5	$907.2	$940.1
Operating income	40.9	81.9	110.5	88.3
Net income	6.2	23.2	46.5	36.7
Per share data (1):
Basic earnings per share	$0.03	$0.11	$0.23	$0.18
Diluted earnings per share	$0.03	$0.11	$0.23	$0.18

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(2)	The Company’s net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.
(3)	Operating income for the third and fourth quarter of fiscal 2008 includes approximately $2.7 and $3.8, respectively, of business interruption claim proceeds related to the Company’s pet food and pet snack recall discussed in Note 13.

Note 16.    Share Repurchases

On September 27, 2007, the Board authorized the repurchase of up to $200.0 of the Company’s common stock over the next 36 months. Under the authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. Under this authorization, as of April 27, 2008, Del Monte had repurchased 5,370,930 shares of its common stock for a total cash outlay of $50.0 and at an average price of $9.31 per share.

On June 29, 2005, under a June 2005 Board authorization, the Company purchased 11,996,161 shares of the Company’s common stock from Goldman Sachs International (“Goldman Sachs”) in a private transaction in connection with an accelerated stock buyback (the “June 29, 2005 ASB”). Excluding commission payable to Goldman Sachs, the shares were repurchased for an upfront payment of approximately $125.0 or $10.42 per share, subject to a price adjustment provision. The repurchased shares are being held in treasury.

In connection with the June 29, 2005 ASB, Goldman Sachs was expected to purchase an equivalent amount of shares in the open-market over time. At the end of the program, the Company was to pay a price adjustment based on the volume weighted average price of shares traded during the purchase

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 27, 2008

(In millions, except share and per share data)

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

Management assessed our internal control over financial reporting as of April 27, 2008, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Our independent registered public accounting firm, KPMG LLP independently assessed the effectiveness of our internal control over financial reporting and issued an unqualified opinion, which is included in Part II, Item 8 of this annual report on Form 10-K and is incorporated by reference into this Item 9A.

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

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, our “2008 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements, board meetings and committees and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11. Executive	Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our 2008 Proxy Statement is incorporated in this section by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2008 Proxy Statement is incorporated in this section by reference.

The information appearing under the heading “Equity Compensation Plan Information” in our 2008 Proxy Statement is incorporated in this section by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information appearing under the headings “Review, Approval or Ratification of Transactions with Related Persons”, “Independence of the Board of Directors” and “Board Meetings and Committees” in our 2008 Proxy Statement is incorporated in this section by reference.

Item 14. Principal	Accounting Fees and Services

The information appearing under the headings “Auditors’ Fees” and “Policies and Procedures Relating to Approval of Services by Auditors” in our 2008 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15. Exhibits,	Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—April 27, 2008 and April 29, 2007

Consolidated Statements of Income—Fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006

Consolidated Statements of Cash Flows—Fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006

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

DEL MONTE FOODS COMPANY

By:	/s/ RICHARD G. WOLFORD
Richard G. Wolford
Chairman of the Board, President and Chief Executive Officer; Director

Date:	June 25, 2008

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

Signature	Title	Date
/s/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	June 25, 2008

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	June 25, 2008

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Treasurer, Chief Accounting Officer and Controller	June 25, 2008

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	June 25, 2008

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	June 25, 2008

/s/ MARY R. HENDERSON Mary R. Henderson	Director	June 25, 2008

/s/ VICTOR L. LUND Victor L. Lund	Director	June 25, 2008

/s/ TERENCE D. MARTIN Terence D. Martin	Director	June 25, 2008

/s/ SHARON L. MCCOLLAM Sharon L. McCollam	Director	June 25, 2008

/s/ JOE L. MORGAN Joe L. Morgan	Director	June 25, 2008

/s/ DAVID R. WILLIAMS David R. Williams	Director	June 25, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1, which was included as Annex A to Amendment No. 1 to the Registration Statement on Form S-4/A, filed November 19, 2002 (“2002 S-4”))

2.2	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 6, 2006)

2.3	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 7, 2006)

2.4	Asset Sale Agreement between Del Monte Corporation and Kraft Foods Global, Inc., dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 20, 2006)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4, which Exhibit 3.1 was included as Annex D to the 2002 Form S-4)

3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K as filed on March 21, 2008)

*4.1	Specimen Certificate for Del Monte Foods Company Common Stock

4.2	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as Issuer of 8 5/8% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2003 (the “January 2003 10-Q”))

4.3	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries, and The Bank of New York Trust Company, N.A., as successor in interest to the Bank of New York, as Trustee under the Supplemental Indenture, dated as of December 20, 2002 providing for the issuance of 8 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K as filed on May 24, 2006 (“the May 2006 8-K”))

*4.4	Form of 8 5/8% Senior Subordinated Notes due 2012

4.5	Indenture dated as of February 8, 2005, among Del Monte Corporation, as Issuer of 6 3/4% Senior Subordinated Notes due 2015, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 8-K”))

Exhibit Number	Description
4.6	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee under the Indenture, dated as of February 8, 2005 providing for the issuance of 6 3/4% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the May 2006 8-K)

4.7	Form of 6 3/4% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the February 2005 8-K)

4.8	Form of 6 3/4% Senior Subordinated Note due 2015 (registered) (incorporated by reference to Exhibit 4.13 to the February 2005 8-K)

10.1	Placement Agreement for Del Monte Corporation, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.2	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005 (incorporated by reference to Exhibit 10.15 to the Quarterly Report filed on Form 10-Q for the quarter ended January 30, 2005)

10.3	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the Quarterly Report filed on Form 10-Q for the quarter ended December 1999 (the “December 1999 10-Q”))

10.4	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.5	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

10.6	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

10.7	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed October 13, 1993)

10.8	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.9	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

Exhibit Number	Description
10.10	Third Amendment to Supply Agreement, dated as of April 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.11	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.12	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.13	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.14	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the Annual Report filed on Form 10-K for the year ended May 2, 2004 (the “May 2004 10-K”))

10.15	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 28, 2008)

10.16	Tuna Supply Agreement, dated April 28, 2001, between Star-Kist Samoa, Inc. and Tri-Marine International, Inc. (incorporated by reference to Exhibit 10.6 to the January 2003 10-Q)

10.17	Del Monte Foods Retail Brokerage Agreement, dated July 1, 2001, between Del Monte Corporation and Advantage Sales and Marketing (incorporated by reference to Exhibit 10.32 to the June 2002 10-K)

10.18	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the February 2005 8-K)

10.19	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2005 8-K)

Exhibit Number	Description
10.20	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 8-K)

10.21	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 24, 2006)

10.22	Amendment No. 2 to the Credit Agreement, dated as of May 19, 2006, among Del Monte Corporation and the lender and agent parties thereto (incorporated by reference to Exhibit 10.3 to the May 2006 8-K)

10.23	Subsidiary Guaranty Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.4 to the May 2006 8-K)

10.24	Security Agreement Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.5 to the May 2006 8-K)

10.25	Amendment No. 3 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated August 15, 2006 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on August 16, 2006)

10.26	Amendment No. 4 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated April 25, 2008 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.5 to a Current Report on Form 8-K as filed on April 25, 2008)

10.27	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on December 20, 2000 (“2000 S-8”))**

10.28	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.29	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the 2000 S-8”)**

10.30	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007 and approved by the stockholders September 27, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 2, 2007)**

10.31	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on October 4, 2005 (the “October 2005 8-K”))**

Exhibit Number	Description
10.32	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q for the quarter ended October 29, 2006 (the “October 2006 10-Q”))**

10.33	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report filed on Form 10-Q for the quarter ended October 28, 2007 (the “October 2007 10-Q”))**

10.34	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2005 8-K)**

10.35	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the October 2007 10-Q)**

10.36	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the October 2005 8-K)**

10.37	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the October 2007 10-Q)**

10.38	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.5 to the October 2005 8-K)**

10.39	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the October 2006 10-Q)**

10.40	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on May 1, 2008)**

10.41	Del Monte Foods CompanyAnnual Incentive Plan as amended and restated effective April 28, 2003 (the “Del Monte Foods Annual Incentive Plan”) (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

10.42	Amendment No. 1 to the Del Monte Foods Company Annual Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.47 to the Annual Report filed on Form 10-K for the year ended April 29, 2007 (the “April 2007 10-K”))**

10.43	Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan (formerly the Del Monte Corporation AIAP Deferred Compensation Plan), dated as of July 1, 2004 (the “Del Monte Corporation AIP Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.33 to the May 2004 10-K)**

10.44	Amendment No. 1 to the Amendment and Restatement of Del Monte Corporation AIP Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.53 to the April 2007 10-K)**

10.45	Amendment No. 2 to the Del Monte Corporation AIP Deferred Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to the October 2007 10-Q)**

Exhibit Number	Description
10.46	Del Monte Corporation Supplemental Executive Retirement Plan (Third Restatement), Effective June 29, 2006 (the “Del Monte Corporation Supplemental Executive Retirement Plan”)(incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 6, 2006)**

10.47	Amendment No. 1 to the Del Monte Corporation Supplemental Executive Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.59 to the April 2007 10-K)**

10.48	Amendment No. 2 to the Del Monte Corporation Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to the October 2007 10-Q)**

10.49	Del Monte Corporation Additional Benefits Plan, effective January 1, 2005 (the “Del Monte Corporation Additional Benefits Plan”) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004 (the “December 2004 8-K”))**

10.50	Amendment No. 1 to the Del Monte Corporation Additional Benefits Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.63 to the April 2007 10-K)**

10.51	Amendment No. 2 to the Del Monte Corporation Additional Benefits Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the October 2007 10-Q)**

10.52	Executive Medical Reimbursement Plan, as amended and restated, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.68 to the Annual Report filed on Form 10-K for the year ended April 30, 2006)**

10.53	Del Monte Foods Company Non–Employee Director Compensation Plan, as amended effective immediately following the Company’s 2006 annual meeting of stockholders (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on March 21, 2006)**

10.54	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004 (incorporated by reference to Exhibit 10.1 to the December 2004 8-K)**

10.55	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 15, 2005, as filed on December 16, 2005 (the “December 2005 8-K”))**

10.56	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006 (incorporated by reference to Exhibit 10.2 to the December 2005 8-K)**

10.57	Form of Del Monte Foods Company Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the October 2006 10-Q)**

10.58	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998)**

10.59	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K)**

Exhibit Number	Description
10.60	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K)**

10.61	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 8-K”)**

10.62	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed December 14, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2006 (the “January 2006 10-Q”))**

10.63	Fifth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, Executed August 8, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the quarter ended July 29, 2007 (the “July 2007 10-Q”))**

10.64	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.2 to the November 2004 8-K)**

10.65	First Amendment to Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed August 8, 2007 (incorporated by reference to Exhibit 10.2 to the July 2007 10-Q)**

10.66	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.3 to the November 2004 8-K)**

10.67	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007 (incorporated by reference to Exhibit 10.3 to the July 2007 10-Q)**

*10.68	Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed November 11, 2004 **

10.69	Annual base salary and target award as a percentage of base salary under the Del Monte Foods Company Annual Incentive Plan for Nils Lommerin, as approved January 2008 (incorporated by reference to the table provided in Item 5.02 of a Current Report on Form 8-K as filed on January 9, 2008)

10.70	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed August 8, 2007 (incorporated by reference to Exhibit 10.4 to the July 2007 10-Q)**

10.71	Employment Agreement by and between Del Monte Corporation and Todd Lachman, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.5 to the November 2004 8-K)**

10.72	Severance Agreement and Release of All Claims between Todd R. Lachman and Del Monte Corporation dated June 21, 2006 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on June 27, 2006)**

10.73	Del Monte Corporation Executive Severance Plan, Effective January 1, 2006 (incorporated by reference to Exhibit 10.7 to the January 2006 10-Q)**

Exhibit Number	Description
*10.74	Executive Perquisite Plan, Amended and Restated Effective July 1, 2008**

10.75	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 S-4, which Exhibit 99.2 was included as Annex B to the 2002 S-4)

10.76	Master Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on July 1, 2005 (the “July 2005 8-K”))

10.77	Supplemental Confirmation between Del Monte Foods Company and Goldman Sachs International dated June 29, 2005 (incorporated by reference to Exhibit 10.2 to the July 2005 8-K)

10.78	Supplemental Confirmation entered into by the Company and Goldman Sachs on December 19, 2005 (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed on December 20, 2005)

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement