Form 10-Q
period 2008-07-27
DEL MONTE FOODS CO
filed 2008-09-03
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 28, 2008, there were 197,549,180 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	July 27, 2008	April 27, 2008
	(Unaudited)	(derived from audited financial statements)
		(see note 4)
ASSETS
Cash and cash equivalents	$8.6	$25.6
Trade accounts receivable, net of allowance	221.1	277.0
Inventories	759.6	662.1
Assets held for sale	305.2	278.6
Prepaid expenses and other current assets	123.6	91.3

TOTAL CURRENT ASSETS	1,418.1	1,334.6
Property, plant and equipment, net	644.1	650.1
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,189.2	1,191.1
Other assets, net	30.8	32.8

TOTAL ASSETS	$4,619.9	$4,546.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$491.8	$471.9
Short-term borrowings	58.1	0.3
Current portion of long-term debt	39.6	37.2
Liabilities held for sale	27.4	17.9

TOTAL CURRENT LIABILITIES	616.9	527.3
Long-term debt	1,843.1	1,854.8
Deferred tax liabilities	406.8	397.4
Other non-current liabilities	263.6	266.3

TOTAL LIABILITIES	3,130.4	3,045.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500.0; 214.8 issued and 197.4 outstanding at July 27, 2008 and 214.7 issued and 197.3 outstanding at April 27, 2008)	$2.1	$2.1
Additional paid-in capital	1,039.5	1,034.7
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income	10.5	8.2
Retained earnings	620.5	638.6

TOTAL STOCKHOLDERS’ EQUITY	1,489.5	1,500.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,619.9	$4,546.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Three Months Ended
	July 27, 2008	July 29, 2007
		(see note 4)
	(Unaudited)
Net sales	$726.2	$626.8
Cost of products sold	566.8	457.9

Gross profit	159.4	168.9
Selling, general and administrative expense	146.1	132.8

Operating income	13.3	36.1
Interest expense	27.6	32.8
Other (income) expense	(1.1)	0.6

Income (loss) from continuing operations before income taxes	(13.2)	2.7
Provision (benefit) for income taxes	(5.2)	1.0

Income (loss) from continuing operations	(8.0)	1.7
Income (loss) from discontinued operations before income taxes	(3.0)	2.8
Provision (benefit) for income taxes	(0.9)	1.0

Income (loss) from discontinued operations	(2.1)	1.8

Net income (loss)	$(10.1)	$3.5

Earnings (loss) per common share
Basic:
Continuing operations	$(0.04)	$0.01
Discontinued operations	(0.01)	0.01

Total	$(0.05)	$0.02

Diluted:
Continuing operations	$(0.04)	$0.01
Discontinued operations	(0.01)	0.01

Total	$(0.05)	$0.02

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	July 27, 2008	July 29, 2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(10.1)	$3.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27.1	25.7
Deferred taxes	0.6	6.8
Loss on asset disposals	0.4	0.4
Stock compensation expense	2.8	3.2
Other non-cash items, net	(2.0)	(0.5)
Changes in operating assets and liabilities	(58.7)	(65.2)

NET CASH USED IN OPERATING ACTIVITIES	(39.9)	(26.1)

INVESTING ACTIVITIES:
Capital expenditures	(18.6)	(22.5)
Net proceeds from disposal of assets	—	0.1

NET CASH USED IN INVESTING ACTIVITIES	(18.6)	(22.4)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	89.3	115.6
Payments on short-term borrowings	(31.5)	(54.5)
Principal payments on long-term debt	(9.3)	(7.4)
Dividends paid	(7.9)	(8.1)
Issuance of common stock	0.7	2.7

NET CASH PROVIDED BY FINANCING ACTIVITIES	41.3	48.3

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16.9)	(1.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25.7 [1]	13.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8.8 [2]	$12.0

[1]	Includes $0.1 of cash included in assets held for sale

[2]	Includes $0.2 of cash included in assets held for sale

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2008

(In millions, except per share data)

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

On June 29, 2008 the Company entered into an agreement to sell its seafood business, including StarKist, to Dongwon Enterprise Co., Ltd. and other affiliated companies (“Dongwon”). Upon closing, all of Del Monte’s direct plant employees related to the seafood business and approximately 34 other salaried positions are expected to join Dongwon. At closing, Del Monte will enter into a two-year Operating Services Agreement pursuant to which Del Monte will provide operational services, such as warehousing, distribution, transportation, sales, IT and administration to Dongwon. The financial results of the seafood business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results related to the StarKist Seafood Business have been classified as discontinued operations.

The Company has two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 27, 2008 and July 29, 2007 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 27, 2008 and for the three months ended July 27, 2008 and July 29, 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 27, 2008 are not necessarily indicative of the results expected for the year ending May 3, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 27, 2008 (“2008 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

Note 3. Employee Stock Plans

See Note 9 of the 2008 Annual Report for a description of the Company’s stock-based incentive plans.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. There were no stock option grants during the three months ended July 29, 2007. The following table presents the weighted average assumptions for options granted during the three months ended July 27, 2008:

Three Months Ended July 27, 2008
Dividend yield	1.8%
Expected volatility	29.0%
Risk-free interest rate	3.3%
Expected life (in years)	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 27, 2008	16,460,664	$9.72	10,761,811	$9.35
Granted	250,000	9.70
Forfeited	(255,597)	10.79
Exercised	(87,000)	7.41

Balance at July 27, 2008	16,368,067	$9.72	10,794,889	$9.38

As of July 27, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $2.2 and $2.2, respectively.

At July 27, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	5,294,130	4.38	$7.97	5,294,130	$7.97
$8.79 - 10.42	7,050,449	7.48	10.15	2,347,796	9.86
$10.43 - 15.85	4,023,488	4.75	11.26	3,152,963	11.38

$6.04 - 15.85	16,368,067	5.81	$9.72	10,794,889	$9.38

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units
Balance at April 27, 2008	1,129,881	377,446	98,582	1,904,089
Granted	—	229,861	—	—
Forfeited	(31,181)	(10,749)	—	(243,187)
Issued as common stock	(26,193)	—	—	—
Transferred to deferred stock units	—	—	—	—

Balance at July 27, 2008	1,072,507	596,558	98,582	1,660,902

Note 4. Discontinued Operations

As indicated in Note 1, on June 29, 2008 the Company entered into an agreement to sell its seafood business, including StarKist, to Dongwon. Upon closing, all of Del Monte’s direct plant employees related to the seafood business and approximately 34 other salaried positions are expected to join Dongwon. The transaction is expected to close during the second quarter of fiscal 2009 for an approximate purchase price of $363, subject to a working capital adjustment. Net sales from the seafood business for the three months ended months ended July 27, 2008 and July 29, 2007 were $149.3 and $126.7, respectively. The assets and liabilities for the StarKist Seafood Business at July 27, 2008 and April 27, 2008 were as follows:

	July 27, 2008	April 27, 2008
Cash and cash equivalents	$0.2	$0.1
Trade accounts receivable, net	6.7	9.7
Inventories	184.3	154.6
Prepaid expense and other current assets	8.8	7.7
Property, plant and equipment, net	60.9	62.2
Goodwill	43.3	43.3
Intangible and other assets, net	1.0	1.0

Total assets held for sale	305.2	278.6

Accounts payable and accrued expenses	26.4	17.7
Other non-current liabilities	1.0	0.2

Total liabilities held for sale	27.4	17.9

Net assets held for sale	$277.8	$260.7

Note 5. Inventories

The Company’s inventories consist of the following:

	July 27, 2008	April 27, 2008
Inventories:
Finished products	$613.0	$512.3
Raw materials and in-process material	46.2	34.4
Packaging material and other	145.0	116.2
LIFO Reserve	(44.6)	(0.8)

TOTAL INVENTORIES	$759.6	$662.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	July 27, 2008	April 27, 2008
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,071.8	1,071.8

Amortizable intangible assets:
Trademarks	71.1	71.1
Customer relationships	89.0	89.0
Other	11.3	11.3

	171.4	171.4
Accumulated amortization	(54.0)	(52.1)

Amortizable intangible assets, net	117.4	119.3

Intangible assets, net	$1,189.2	$1,191.1

As of July 27, 2008 and April 27, 2008, the Company’s goodwill was comprised of $149.8 related to the Consumer Products reportable segment and $1,187.9 related to the Pet Products reportable segment.

Amortization expense for each of the three months ended July 27, 2008 and July 29, 2007 was $1.9. The Company expects to recognize $5.8 of amortization expense during the remainder of fiscal 2009. The following table presents expected amortization of intangible assets as of July 27, 2008, for each of the five succeeding fiscal years:

2010	$7.6
2011	7.4
2012	5.8
2013	5.7
2014	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

Note 7. Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	July 27, 2008	July 29, 2007
Basic earnings (loss) per common share:
Numerator:
Net income (loss) from continuing operations	$(8.0)	$1.7

Denominator:
Weighted average shares	197.7	202.6

Basic earnings (loss) per common share	$(0.04)	$0.01

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) from continuing operations	$(8.0)	$1.7

Denominator:
Weighted average shares	197.7	202.6
Effect of dilutive securities	—	3.0

Weighted average shares and equivalents	197.7	205.6

Diluted earnings (loss) per common share	$(0.04)	$0.01

Basic shares were used to calculate diluted earnings per share in the first quarter of fiscal 2009. Due to the net loss incurred, adding back the effect of potentially dilutive securities would have resulted in anti-dilution.

Note 8. Debt

The Company’s debt consists of the following, as of the dates indicated:

	July 27, 2008	April 27, 2008
Short-term borrowings:
Revolving credit facility	$57.8	$—
Other	0.3	0.3

	$58.1	$0.3

Long-term debt:
Term A Loan	$345.7	$352.8
Term B Loan	837.0	839.2

Total Term Loans	1,182.7	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,882.7	1,892.0
Less current portion	39.6	37.2

	$1,843.1	$1,854.8

The Company borrowed $89.3 from its revolving credit facility during the three months ended July 27, 2008. A total of $31.5 was repaid during the three months ended July 27, 2008. As of July 27, 2008, the net availability under the revolving credit facility, reflecting $50.6 of outstanding letters of credit, was $341.6. The blended interest rate on the revolving credit facility was approximately 4.72% on July 27, 2008. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

The Company is scheduled to repay $27.9 of its long-term debt during the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2010	$46.7
2011	465.9
2012	642.2
2013	450.0
2014	—

The divestiture of the seafood business is expected to generate net after-tax cash proceeds of approximately $300, subject to a working capital adjustment, which will be applied toward debt reduction as required by the Company’s senior credit facility.

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through April 25, 2008, the “Amended Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Amended Senior Credit Facility. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of 2009, as set forth in the Senior Credit Facility. As of July 27, 2008, the Company believes that it is in compliance with all such financial covenants.

Note 9. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In the first quarter of fiscal 2009, the Company adopted SFAS 157 for financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by the Company in the first quarter of fiscal 2010.

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•

Level 2 Inputs – quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•	Level 3 Inputs – unobservable inputs reflecting the Company’s own assumptions in measuring the asset or liability at fair value.

The Company uses interest rate swaps and commodities and natural gas futures and option contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity and other prices and foreign exchange rates.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at July 27, 2008
	Level 1	Level 2	Level 3
Description
Assets
Commodity Contracts	$5.3	$—	$—
Foreign Currency Contracts	—	2.1	—

Total	$5.3	$2.1	$—

Liabilities
Commodity Contracts	4.2	—	—
Interest Rate Swap	—	9.8	—

Total	$4.2	$9.8	$—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the applicable interest rate curve. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. The Company’s commodities contracts are futures and options contracts traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade, and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of July 27, 2008, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

Note 10. Employee Severance Costs

On June 22, 2006, the Company announced a transformation plan, which was approved by the Strategic Committee of the Company’s Board of Directors on June 20, 2006, pursuant to authority granted to such Strategic Committee by the Company’s Board of Directors. The transformation plan was intended to further the Company’s progress against its strategic goal of becoming a more value-added, consumer packaged food company. The plan’s initiatives were focused on strengthening systems and processes, streamlining the organization and leveraging the scale efficiencies from the acquisitions of Meow Mix and Milk-Bone. The Company communicated to affected employees that their employment would be terminated as part of the transformation plan during fiscal 2007 and the first quarter of fiscal 2008. Termination benefits and severance costs have been expensed as part of selling, general and administrative expense and were recorded as corporate expenses.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 27, 2008	$0.1
Termination and severance costs incurred	—
Amounts utilized	(0.1)

Accrued termination and severance costs - July 27, 2008	$—

Note 11. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss):

	Three Months Ended
	July 27, 2008	July 29, 2007
Net income (loss)	$(10.1)	$3.5

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.4)	0.4
Income (loss) on cash flow hedging instruments, net of tax	2.7	(1.5)

Total other comprehensive income (loss)	2.3	(1.1)

Comprehensive income (loss)	$(7.8)	$2.4

Note 12. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2008 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three months ended July 27, 2008 and July 29, 2007, respectively, are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.1	$3.0	$0.5	$0.5
Interest cost on projected benefit obligation	6.3	6.0	2.1	1.8
Expected return on plan assets	(6.7)	(6.6)	—	—
Amortization of prior service cost/(credit)	0.3	0.2	(2.1)	(2.1)
Amortization of gain	—	(0.1)	—	—

Total benefit cost	$3.0	$2.5	$0.5	$0.2

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain consequences on the Company’s defined benefit plans beginning with plan year 2008 if they do not meet these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. The Company made contributions of approximately $7.9 in the first quarter of fiscal 2009 and currently expects to make contributions of approximately $12.0 in the remainder of fiscal 2009, essentially all of which is expected to be minimum contributions.

Note 13. Legal Proceedings

During the three-month period ended July 27, 2008, there were no material developments in the legal proceedings reported in the Company’s 2008 Annual Report.

As previously reported in the Company’s 2008 Annual Report:

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

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

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

The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company is a defendant, have tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. A hearing on final settlement approval and class certification has been scheduled for October 14, 2008. If approved, the class will be certified and the total settlement will be $24.0. The portion of the Company’s contribution to this settlement, if approved, would be $0.25, net of insurance recovery. There can be no assurances that the tentative settlement will be approved. However, the Company believes it has adequate insurance to cover any material liability in these cases if the settlement is not approved.

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

For the three months ended July 27, 2008

(In millions, except per share data)

(Unaudited)

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

Note 14. Segment Information

The Company has the following reportable segments:

•

The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth.

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	July 27, 2008	July 29, 2007
Net Sales:
Consumer Products	$383.5	$317.9
Pet Products	342.7	308.9

Total Company	$726.2	$626.8

Operating Income:
Consumer Products	$9.8	$9.5
Pet Products	15.4	43.9
Corporate (a)	(11.9)	(17.3)

Total Company	$13.3	$36.1

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended July 27, 2008 and July 29, 2007, Corporate includes zero and $5.2, respectively, of transformation-related expenses including all severance-related restructuring costs associated with the transformation plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended April 27, 2008 (the “2008 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2008 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands such as Del Monte, StarKist, S&W, Contadina, College Inn and other brand names, and food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names.

On June 29, 2008 we entered into an agreement to sell our seafood business, including StarKist, to Dongwon Enterprise Co., Ltd and other affiliated companies (“Dongwon”). Upon closing, all of our direct plant employees related to the seafood business and approximately 34 other salaried positions are expected to join Dongwon. The financial results of the seafood business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results related to the seafood business have been classified as discontinued operations.

We have two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	July 27, 2008	July 29, 2007	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$726.2	$626.8	$99.4	15.9%	9.3%	6.6%
Cost of Products Sold	566.8	457.9	108.9	23.8%	11.5%	12.3%

Gross Profit	159.4	168.9	(9.5)	(5.6%)
Selling, General and Administrative Expense	146.1	132.8	13.3	10.0%

Operating Income	$13.3	$36.1	$(22.8)	(63.2%)

Gross Margin	21.9%	26.9%
Selling, General and Administrative Expense as a % of net sales	20.1%	21.2%
Operating Income Margin	1.8%	5.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our first quarter results include net sales of $726.2 million, which represents growth of 15.9% over the first quarter of fiscal 2008. Volume growth from certain existing products, primarily in our Consumer Products segment, and from new products was the primary driver of the growth in net sales. Pricing actions across the portfolio also benefitted net sales.

During the first quarter of fiscal 2009, we continued to experience cost escalation. This significant cost escalation negatively impacted our results of operations despite our pricing, increased sales and cost savings initiatives. Cost increases were driven by higher ingredient, commodity and raw product costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased related to the demand for alternative fuels and in our Consumer Products segment, raw product costs have increased due to competition for limited acreage. During the first quarter of fiscal 2009, pricing actions, combined with our cost savings efforts, only partially offset inflationary and other cost increases in part due to the timing of certain pricing actions occurring in the latter portion of the first quarter of fiscal 2009. As a result, gross margin contracted by 500 basis points in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. For the remainder of fiscal 2009, we expect that ingredient, commodity, and raw product costs will continue to be higher than the prior year. In addition, for the remainder of fiscal 2009, diesel costs are also expected to continue to be higher than the prior year. We expect that in the second half of fiscal 2009 the combined impact of existing and anticipated pricing actions, together with the impact of our cost savings efforts, will fully mitigate second half fiscal 2009 cost increases. In addition, we expect inflation to level off from the highs recently experienced and we have hedged approximately 80% of our hedgeable key commodities for fiscal 2009. These hedgeable key commodities represent approximately 15% of our cost of products sold.

Our operating income for the three months ended July 27, 2008 was $13.3 million, which represented a decrease of $22.8 million or 63.2% compared to the three months ended July 29, 2007. The decrease in operating income was driven entirely by our Pet Products segment due to the increased costs discussed above, as well as by unfavorable product mix. The unfavorable product mix resulted from incremental promotional activity and consumer purchases of higher value, larger size packages of dry pet food at non-grocery locations which have a lower margin. The higher costs and unfavorable product mix were only partially offset by higher sales and the absence of $5.8 million of transformation costs incurred in the first quarter of fiscal 2008.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in our 2008 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 27, 2008 and July 29, 2007 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

Our Assumptions. We utilize independent third-party actuaries to assist us in calculating the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

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

During the three months ended July 27, 2008, we recognized DB plans benefits expense of $3.0 million, and other benefits expense of $0.5 million. Our remaining fiscal 2009 DB plans benefits expense is currently estimated to be approximately $8.8 million and other benefits expense is currently estimated to be approximately $1.3 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended July 27, 2008 and July 29, 2007. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Restricted Shares are stock incentives in which employees receive the rights to own shares of our common stock and do not require the employee to pay an exercise price. Restricted Shares include restricted stock units, performance share units and performance accelerated restricted stock units. Restricted stock units vest over a period of time. Performance share units vest at predetermined points in time if certain corporate performance goals are achieved or are forfeited if such goals are not met. Performance accelerated restricted stock units vest at a point in time, which may accelerate if certain stock performance measures are achieved.

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

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third party actuary is engaged to assist us in estimating the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 27, 2008 and July 29, 2007 we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 27, 2008, compared to the results for the three months ended July 29, 2007.

Net Sales

	Three Months Ended
	July 27, 2008	July 29, 2007	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$383.5	$317.9	$65.6	20.6%	13.4%	7.2%
Pet Products	$342.7	$308.9	33.8	10.9%	5.0%	5.9%

Total	$726.2	$626.8	$99.4	15.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended July 27, 2008 were $726.2 million, an increase of $99.4 million, or 15.9%, compared to $626.8 million for the three months ended July 29, 2007.

Net sales in our Consumer Products reportable segment were $383.5 million for the three months ended July 27, 2008, an increase of $65.6 million or 20.6% compared to the three months ended July 29, 2007. Net sales increased across the portfolio, particularly in vegetable and tomato products. The increased sales in vegetables were driven by higher volumes despite pricing. Higher volume in tomato products was driven by promotional activity, particularly in lower margin non-grocery locations. Pricing and new product sales also contributed to the increase.

Net sales in our Pet Products reportable segment were $342.7 million for the three months ended July 27, 2008, an increase of $33.8 million or 10.9% compared to $308.9 million for the three months ended July 29, 2007. The increase was primarily driven by volume growth in dry pet food products driven by promotional activity, new product sales and net pricing.

Cost of products sold. Cost of products sold for the three months ended July 27, 2008 was $566.8 million, an increase of $108.9 million, or 23.8%, compared to $457.9 million for the three months ended July 29, 2007. This increase was due to increased sales volumes as well as continued cost increases. Our cost increases were primarily due to higher ingredient, commodity, raw product and other related costs, particularly in grains, fats and oils which primarily impacted our Pet Products segment, and in raw product costs which primarily impacted our Consumer Products segment. In our Pet Products segment, commodity and ingredient costs, which represent over one-third of total cost of sales, increased over 40% in the three months ended July 27, 2008 compared to the three months ended July 29, 2007. In addition, we experienced higher logistics and other transportation costs as a result of higher fuel costs in both the Consumer Products and Pet Products segments. Higher packaging costs, primarily related to increased tinplate costs affecting the Consumer Products segment, also negatively impacted cost of products sold.

Gross margin. Our gross margin percentage for the three months ended July 27, 2008 decreased 5.0 points to 21.9%, compared to 26.9% for the three months ended July 29, 2007. Gross margin was impacted by an 8.4 margin point reduction related to the higher costs noted above and a 1.1 margin point reduction due to unfavorable product mix. This decrease was partially offset by 4.5 margin points of net pricing. The unfavorable product mix impacted our Pet Products segment and resulted from consumer migration to higher value, larger size packages of dry pet food at non-grocery locations which have a lower margin, as well as promotional activity.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended July 27, 2008 was $146.1 million, an increase of $13.3 million, or 10.0%, compared to SG&A of $132.8 million for the three months ended July 29, 2007. The increase in SG&A expense was in part due to higher volume-driven customer delivery expenses as well as higher diesel costs. In addition, we incurred costs associated with the centralization of all marketing and certain related functions in San Francisco, as well as higher marketing costs reflecting increased investments behind new product launches in the Pet Products segment. This increase was partially offset by the absence of transformation costs in the first quarter of fiscal 2009, compared to $5.6 million for the three months ended July 29, 2007.

Operating Income

	Three Months Ended
	July 27, 2008	July 29, 2007	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$9.8	$9.5	$0.3	3.2%
Pet Products	15.4	43.9	(28.5)	(64.9%)
Corporate (a)	(11.9)	(17.3)	5.4	31.2%

Total	$13.3	$36.1	$(22.8)	(63.2%)

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended July 27, 2008 and July 29, 2007, Corporate includes zero and $5.2 million, respectively, of transformation-related expenses, including all severance-related restructuring costs associated with the transformation plan.

Operating income for the three months ended July 27, 2008 was $13.3 million, a decrease of $22.8 million, or 63.2%, compared to operating income of $36.1 million for the three months ended July 29, 2007.

Our Consumer Products reportable segment operating income increased by $0.3 million, or 3.2%, to $9.8 million for the three months ended July 27, 2008 from $9.5 million for the three months ended July 29, 2007. This increase was driven by the increased sales, including pricing actions, largely offset by higher costs, all as noted above.

Our Pet Products reportable segment operating income decreased by $28.5 million, or 64.9%, to $15.4 million for the three months ended July 27, 2008 from $43.9 million for the three months ended July 29, 2007. This decrease was driven primarily by the significant increase in costs, partially offset by the increase in sales, including pricing, all as noted above. The impact of our implemented pricing actions was muted in the first quarter of fiscal 2009, in part due to the timing of recent pricing toward the end of the first quarter. Unfavorable product mix resulting from incremental promotional activity and consumer purchases of higher value, larger size packages of dry pet food at non-grocery locations, which have a lower margin, also negatively impacted operating income.

Our corporate expenses decreased by $5.4 million during the three months ended July 27, 2008 compared to the prior year period. This decrease resulted primarily from the absence of transformation costs in the three months ended July 27, 2008, compared to $5.2 million of transformation costs in the three months ended July 29, 2007.

Interest expense. Interest expense decreased $5.2 million, or 15.9%, to $27.6 million for the three months ended July 27, 2008 from $32.8 million for the three months ended July 29, 2007. This decrease resulted primarily from lower average interest rates.

Provision for Income Taxes. The effective tax rate for the three months ended July 27, 2008 was 39.4%, compared to 37.0% for the three months ended July 29, 2007. This change is primarily due to a greater portion of income earned in lower tax rate jurisdictions in the prior year. As a result of the reclassification of our seafood business to discontinued operations, we now expect our effective tax rate for continuing operations to be between 38% and 40% for fiscal 2009.

Income (loss) from Discontinued Operations. The loss from discontinued operations of $2.1 million for the three months ended July 27, 2008 and the income from discontinued operations of $1.8 million for the three months ended July 29, 2007 primarily represents the results of operations of our seafood business, which we entered into an agreement to sell in June 2008. See “Corporate Overview” above.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit pension plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain negative consequences on our defined benefit plans beginning with the 2008 plan year if they do not meet certain threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. We made contributions of approximately $7.9 million in the first quarter of fiscal 2009 and expect to make contributions of approximately $12.0 million for the remainder of fiscal 2009, essentially all of which are expected to be minimum contributions. In fiscal 2008, we made contributions of $34.4 million, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to Note 11 to the Consolidated Financial Statements in our 2008 Annual Report for information about our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	July 27, 2008	April 27, 2008
	(in millions)
Short-term borrowings:
Revolving credit facility	$57.8	$—
Other	0.3	0.3

	$58.1	$0.3

Long-term debt:
Term A Loan	$345.7	$352.8
Term B Loan	837.0	839.2

Total Term Loans	1,182.7	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,882.7	1,892.0
Less current portion	39.6	37.2

	$1,843.1	$1,854.8

We borrowed $89.3 million from the revolving credit facility during the three months ended July 27, 2008. A total of $31.5 million was repaid during the three months ended July 27, 2008. As of July 27, 2008, the net availability under the revolving credit facility, reflecting $50.6 million of outstanding letters of credit, was $341.6 million. The blended interest rate on the revolving credit facility was approximately 4.72% on July 27, 2008. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility.

Scheduled maturities of our long-term debt are $27.9 million for the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2010	$46.7
2011	465.9
2012	642.2
2013	450.0
2014	—

The credit agreement governing our credit facility requires that 100% of the net cash proceeds from certain major asset dispositions (defined generally as dispositions involving net cash proceeds in excess of $100 million that are consummated pursuant to a definitive agreement entered into by us on or after April 1, 2008 but prior to December 31, 2008) be used to make a mandatory prepayment of indebtedness incurred under the credit agreement. As mentioned above, we have entered into a definitive agreement to sell our seafood business for an approximate purchase price of $363 million, subject to a working capital adjustment. The divestiture of the seafood business is expected to be completed during the second quarter of fiscal 2009. The transaction is expected to generate net after-tax cash proceeds of approximately $300 million, subject to a working capital adjustment, which will be applied as required toward debt reduction.

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the credit agreement governing our senior credit facility (as amended from time to time, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. As of July 27, 2008, we believe that we are in compliance with all such financial covenants. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of fiscal 2009, as set forth in the Senior Credit Facility.

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

Cash Flows

During the three months ended July 27, 2008, our cash and cash equivalents decreased by $16.9 million.

	Three Months Ended
	July 27, 2008	July 29, 2007
	(In millions)
Net Cash Used in Operating Activities	$(39.9)	$(26.1)
Net Cash Used in Investing Activities	(18.6)	(22.4)
Net Cash Provided by Financing Activities	41.3	48.3

Operating Activities. Cash used in operating activities for the three months ended July 27, 2008 was $39.9 million, compared to $26.1 million for the three months ended July 29, 2007. This fluctuation was primarily driven by the decrease in earnings resulting from higher costs noted above. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended July 27, 2008 was $18.6 million compared to $22.4 million for the three months ended July 29, 2007. Cash used in investing activities for the three months ended July 27, 2008 and July 29, 2007 consisted primarily of capital spending. Capital spending during the first three months of fiscal 2009 was $18.6 million compared to $22.5 million during the first three months of fiscal 2008.

Financing Activities. Cash provided by financing activities for the three months ended July 27, 2008 was $41.3 million compared to $48.3 million for the three months ended July 29, 2007. During the first three months of fiscal 2009, we borrowed a net of $57.8 million in short-term borrowings as a result of incurring normal seasonal borrowings for operations, compared to net borrowings of $61.1 million during the first three months of fiscal 2008. In addition, during the three months ended July 27, 2008 and July 29, 2007, we made scheduled repayments of $9.3 million and $7.4 million, respectively, towards our outstanding term loan principal. We also paid $7.9 million and $8.1 million in dividends during the three months ended July 27, 2008 and July 29, 2007, respectively.

Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

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

During the three months ended July 27, 2008, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

During the three months ended July 27, 2008, our interest rate cash flow hedges resulted in a $2.3 million increase to other comprehensive income (“OCI”) and a $1.5 million increase to deferred tax liabilities. Our interest rate cash flow hedges had an impact of $1.9 million on other expense. On July 27, 2008, the fair value of our interest rate swap was recorded as a non-current liability of $9.8 million. As of April 27, 2008, the fair value of our interest rate swap was recorded as a non-current liability of $13.6 million. There were no outstanding interest rate swaps for the three months ended July 29, 2007.

The table below presents our market risk associated with debt obligations as of July 27, 2008. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on July 27, 2008.

	Maturity								Fair Value July 27, 2008
	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	After Fiscal 2014	Total
				($ in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$—	$250.0	$700.0	$698.0
Average Interest Rate	—	—	—	—	8.63%	—	6.75%	7.96%
Variable Rate	$27.9	$46.7	$465.9	$642.2	$—	$—	$—	$1,182.7	$1,182.7
Average Interest Rate	3.96%	3.96%	3.96%	3.96%	—	—	—	3.96%
Interest Rate Swaps
Notional Amount	—	—	$400.0	—	—	—	—	$400.0	$9.8
Average Rate Receivable	—	—	2.80%	—	—	—	—	2.80%
Fixed Rate Payable	—	—	4.77%	—	—	—	—	4.77%

Commodities and Other Prices.

Commodities: Certain commodities such as corn, wheat, soybean meal, and soybean oil are used in the production of our products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. We use futures or options contracts as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months. We expect to continue our hedging program with respect to commodities during the remainder of fiscal 2009.

On July 27, 2008, the fair values of our commodities hedges were recorded as current assets of $4.8 million and current liabilities of $1.5 million. On April 27, 2008, the fair values of our commodities hedges were recorded as current assets of $2.5 million and current liabilities of $1.0 million.

Other: We have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of July 27, 2008, the fair values of our natural gas hedges were recorded as current assets of $0.5 million and current liabilities of $2.7 million. As of April 27, 2008, the fair values of our natural gas hedges were recorded as current assets of $1.7 million. We expect to continue our hedging program with respect to natural gas during the remainder of fiscal 2009.

The table below presents our commodity and natural gas derivative contracts as of July 27, 2008. The fair values indicated are based on quoted market prices. All of the commodity and natural gas derivative contracts held on July 27, 2008 are scheduled to mature prior to the end of fiscal 2009.

	Soybean Meal	Soybean Oil	Corn	Hard Wheat	Natural Gas
	(Short Tons)	(Pounds)	(Bushels)	(Bushels)	(Decatherms)
Futures Contracts
Contract Volumes	59,000	300,000	1,470,000	245,000	1,410,000
Weighted Average Price	$294.76	$0.55	$6.44	$8.63	$10.80
Contract Amount ($ in millions)	$17.4	$0.2	$9.5	$2.1	$15.2
Fair Value ($ in millions)	$4.0	$—	$(0.7)	$—	$(2.2)
Options
Calls (Long)
Contract Volumes	—	—	1,100,000	—	—
Weighted Average Strike Price	$—	$—	$6.41	$—	$—
Weighted Average Price Paid	$—	$—	$0.57	$—	$—
Fair Value ($ in millions)	$—	$—	$0.3	$—	$—
Puts (Written)
Contract Volumes	—	—	1,100,000	—	—
Weighted Average Strike Price	$—	$—	$5.59	$—	$—
Weighted Average Price Received	$—	$—	$(0.25)	$—	$—
Fair Value ($ in millions)	$—	$—	$(0.3)	$—	$—

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of July 27, 2008, the fair values of our foreign currency hedges were recorded as current assets of $2.1 million. As of April 27, 2008, the fair values of our foreign currency hedges were recorded as current assets of $1.3 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2009.

The table below presents our foreign currency derivative contracts as of July 27, 2008. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on July 27, 2008 are scheduled to mature prior to the end of fiscal 2010.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	224.3
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$21.7
Contract Amount ($ in millions)	$20.2
Average Contractual Exchange Rate (pesos/$US)	11.1
Firmly committed Forward Exchange Contracts ($US) (in millions)	$19.4
Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$19.9
Contract Amount ($CAD in millions)	$19.5
Average Contractual Exchange Rate ($US/$CAD)	1.0

The table below presents the changes in the following balance sheet accounts and impact on statement of income (loss) accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended
	July 27, 2008	July 29, 2007
	(in millions)
(Increase) decrease in other comprehensive income (a)	$(2.7)	$1.1
Increase (decrease) in deferred tax liabilities	(1.4)	(0.8)
Decrease in cost of products sold	(1.7)	(0.3)
Increase (decrease) in other expense	(0.6)	0.7

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

During the three-month period ended July 27, 2008 there were no material developments in the legal proceedings reported in our 2008 Annual Report.

As previously reported in our 2008 Annual Report:

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

The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we are a defendant, have tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. A hearing on final settlement approval and class certification has been scheduled for October 14, 2008. If approved, the class will be certified and the total settlement will be $24.0 million. The portion of our contribution to this settlement, if approved, would be $250,000, net of insurance recovery. There can be no assurances that the tentative settlement will be approved. However, we believe that we have adequate insurance to cover any material liability in these cases if the settlement is not approved.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•

cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn) and meat by-products (including fats and oils);

•	our ability to increase prices and manage the price gap between our products and competing private label and branded products;

•	our ability to reduce costs;

•	the accuracy of our assumptions regarding costs;

•	logistics and other transportation-related costs;

•	our debt levels and ability to service, reduce or refinance our debt and comply with covenants;

•	timely launch and market acceptance of new products;

•	competition, including pricing and promotional spending levels by competitors;

•	effectiveness of marketing and trade promotion programs;

•	reduced sales, disruptions, costs or other charges to earnings or expenses that may be generated by our efforts to centralize all marketing functions or by our planned sale of our seafood business;

•	changes in the expected timing of our planned sale of our seafood business;

•	transformative plans intended to improve the performance and market share of our business;

•	changing consumer and pet preferences;

•	distribution;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	industry trends, including changes in buying, inventory or other business practices by customers;

•	interest rate fluctuations;

•	hedging practices;

•	weather conditions;

•	crop yields;

•	natural disasters;

•	contaminated ingredients;

•	recalls;

•	product liability claims and other litigation;

•	changes in U.S., foreign or local tax laws and effective rates;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export regulations or duties;

•	any departure from Terminal Island, CA; and

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2008 Annual Report.

All forward-looking statements in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description

2.1	Purchase Agreement by and among Del Monte Corporation, Dongwon Enterprise Co., Ltd., Dongwon Industries Co., Ltd., Dongwon F&B Co., Ltd., Starkist Co. and Starkist Samoa Co., dated as of June 29, 2008 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on July 2, 2008)

*10.1	Amendment No. 3 to the Del Monte Corporation Supplemental Executive Retirement Plan, dated as of June 25, 2008**

*10.2	Executive Severance Plan, as amended July 24, 2008**

10.3	Executive Perquisite Plan, as amended and restated effective July 1, 2008 (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K as filed on June 25, 2008)**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

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

Dated: September 3, 2008