Form 10-Q
period 2008-10-26
DEL MONTE FOODS CO
filed 2008-12-04
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 2, 2008, there were 197,736,076 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	October 26, 2008	April 27, 2008
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$10.4	$25.6
Trade accounts receivable, net of allowance	231.5	277.0
Inventories	1,058.7	662.1
Assets of discontinued operations	—	278.6
Prepaid expenses and other current assets	166.9	91.3

TOTAL CURRENT ASSETS	1,467.5	1,334.6
Property, plant and equipment, net	640.5	650.1
Goodwill	1,337.3	1,337.7
Intangible assets, net	1,187.2	1,191.1
Other assets, net	26.5	32.8

TOTAL ASSETS	$4,659.0	$4,546.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$636.8	$471.9
Short-term borrowings	289.8	0.3
Current portion of long-term debt	29.1	37.2
Liabilities of discontinued operations	—	17.9

TOTAL CURRENT LIABILITIES	955.7	527.3
Long-term debt	1,542.1	1,854.8
Deferred tax liabilities	386.3	397.4
Other non-current liabilities	265.4	266.3

TOTAL LIABILITIES	3,149.5	3,045.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500.0; 215.1 issued and 197.7 outstanding at October 26, 2008 and 214.7 issued and 197.3 outstanding at April 27, 2008)	$2.1	$2.1
Additional paid-in capital	1,041.9	1,034.7
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(14.4)	8.2
Retained earnings	663.0	638.6

TOTAL STOCKHOLDERS’ EQUITY	1,509.5	1,500.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,659.0	$4,546.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(unaudited)
Net sales	$901.0	$808.2	$1,627.2	$1,435.0
Cost of products sold	666.5	589.1	1,233.3	1,047.0

Gross profit	234.5	219.1	393.9	388.0
Selling, general and administrative expense	155.0	142.9	301.1	275.7

Operating income	79.5	76.2	92.8	112.3
Interest expense	30.1	35.9	57.7	68.7
Other (income) expense	12.0	(1.7)	10.9	(1.1)

Income from continuing operations before income taxes	37.4	42.0	24.2	44.7
Provision for income taxes	10.1	16.3	4.9	17.3

Income from continuing operations	27.3	25.7	19.3	27.4

Income (loss) from discontinued operations before income taxes	42.7	(1.1)	39.7	1.7
Provision (benefit) for income taxes	19.6	(1.3)	18.7	(0.3)

Income from discontinued operations	23.1	0.2	21.0	2.0

Net income	$50.4	$25.9	$40.3	$29.4

Earnings per common share
Basic:
Continuing operations	$0.14	$0.13	$0.10	$0.13
Discontinued operations	0.11	0.00	0.10	0.01

Total	$0.25	$0.13	$0.20	$0.14

Diluted:
Continuing operations	$0.14	$0.13	$0.10	$0.13
Discontinued operations	0.11	0.00	0.10	$0.01

Total	$0.25	$0.13	$0.20	$0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	October 26, 2008	October 28, 2007
	(unaudited)
OPERATING ACTIVITIES:
Net income	$40.3	$29.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52.1	51.9
Deferred taxes	0.2	12.2
(Gain)/loss on asset disposals	(27.6)	1.7
Stock compensation expense	5.5	2.7
Other non-cash items, net	(2.6)	0.5
Changes in operating assets and liabilities	(344.7)	(248.7)

NET CASH USED IN OPERATING ACTIVITIES	(276.8)	(150.3)

INVESTING ACTIVITIES:
Capital expenditures	(39.9)	(45.2)
Net proceeds from disposal of assets	347.0	2.2
Other, net	—	(0.6)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	307.1	(43.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	389.1	341.9
Payments on short-term borrowings	(99.6)	(117.8)
Principal payments on long-term debt	(320.8)	(14.7)
Dividends paid	(15.8)	(16.2)
Issuance of common stock	2.1	3.3
Purchase of treasury stock	—	(2.5)
Excess tax benefits from stock-based compensation	—	0.1

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(45.0)	194.1

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15.3)	(0.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25.7 [1]	13.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10.4	$12.9

[1]	Includes $0.1 of cash included in assets held for sale

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, S&W, Contadina, College Inn and other brand names and premier foods and snacks for pets, with brands including Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among Del Monte Corporation, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and StarKist Samoa Co. (“Acquisition Sub”), Del Monte Corporation (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of Del Monte’s manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 at closing. The Company also expects to receive in the current fiscal year approximately an additional $30 from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of Del Monte’s direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, Del Monte transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 26, 2008 and October 28, 2007 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 26, 2008 and October 28, 2007 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 26, 2008 and for the three and six months ended October 26, 2008 and October 28, 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 26, 2008 are not necessarily indicative of the results expected for the year ending May 3, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 27, 2008 (“2008 Annual Report”). All significant intercompany balances and transactions have been eliminated.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 2. Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

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

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the six months ended October 26, 2008 and October 28, 2007:

	Six Months Ended
	October 26, 2008	October 28, 2007
Dividend yield	1.8%	1.4%
Expected volatility	26.4%	26.4%
Risk-free interest rate	3.2%	4.4%
Expected life (in years)	6.1	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 27, 2008	16,460,664	$9.72	10,761,811	$9.35
Granted	3,448,800	7.91
Forfeited	(683,509)	10.48
Exercised	(236,600)	7.81

Balance at October 26, 2008	18,989,355	$9.39	12,442,775	$9.54

As of October 26, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $0 and $0, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

At October 26, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	8,318,430	6.41	$7.89	5,119,630	$7.96
$8.79 - 10.42	6,755,682	7.26	10.14	3,659,877	10.02
$10.43 - 15.85	3,915,243	4.49	11.28	3,663,268	11.27

$6.04 - 15.85	18,989,355	6.32	$9.39	12,442,775	$9.54

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 27, 2008	1,129,881	377,446	98,582	1,904,089
Granted	393,800	235,084	82,424	985,500
Forfeited	(66,305)	(2,480)	—	(320,863)
Vested	(301,876)	—	—	—
Issued as common stock	—	(10,748)	(15,468)	—
Transferred to deferred stock units	—	23,396	(23,396)	—

Balance at October 26, 2008	1,155,500	622,698	142,142	2,568,726

Note 4. Discontinued Operations

As described in Note 1, on October 6, 2008 Del Monte completed the divestiture of the StarKist Seafood Business. As a result of the sale, the Company recognized a gain, net of tax, of approximately $29.6. Del Monte has entered into a two-year Operating Services Agreement pursuant to which the Company will provide operational services, such as warehousing, distribution, transportation, sales, information technology and administration to Starkist Co. Del Monte has concluded that the continuing cash flows related to the Operating Services Agreement are not direct cash flows because such cash flows are not significant to the StarKist Seafood Business; and, accordingly, the operating results of the StarKist Seafood Business are appropriately reported as discontinued operations.

Net sales from discontinued operations were $130.8 and $280.1 for the three and six months ended October 26, 2008, respectively, and $129.9 and $256.6 for the three and six months ended October 28, 2007, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

The assets and liabilities for the StarKist Seafood Business at April 27, 2008 were as follows:

April 27, 2008
Cash and cash equivalents	$0.1
Trade accounts receivable, net	9.7
Inventories	154.6
Prepaid expense and other current assets	7.7
Property, plant and equipment, net	62.2
Goodwill	43.3
Intangible and other assets, net	1.0

Total assets held for sale	278.6

Accounts payable and accrued expenses	17.7
Other non-current liabilities	0.2

Total liabilities held for sale	17.9

Net assets held for sale	$260.7

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations for the three and six months ended October 26, 2008:

	Three Months Ended October 26, 2008	Six Months Ended October 26, 2008
Basic and diluted earnings per common share
Gain on sale of the StarKist Seafood Business	$0.15	$0.15
Loss from the StarKist Seafood Business	(0.04)	(0.05)

Income from discontinued operations	$0.11	$0.10

Income from discontinued operations of $21.0 for the six months ended October 26, 2008 includes approximately $1.5 of depreciation expense.

Star-Kist Samoa, Inc., which merged with and into Acquisition Sub in connection with the sale of the StarKist Seafood Business as described in Note 1, was party to a 10-year supply agreement with Tri-Marine International, Inc. (“Tri-Marine”) to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine. Total purchases by the Company under this agreement were approximately $72.8 and $73.7 for the six months ended October 26, 2008 and for fiscal 2008, respectively.

Additionally, in connection with the sale of the StarKist Seafood Business, Del Monte Corporation entered into a Bifurcation and Partial Assignment and Assumption Agreement with Impress Group, B.V. (“Impress”) and Starkist Co. to bifurcate and assign to Starkist Co. specified rights and obligations under the Amended and Restated Supply Agreement between Impress and Del Monte Corporation dated as of January 23, 2008 (the “Supply Agreement”). Total purchases by the Company under the bifurcated and assigned portion of the Supply Agreement (including under its predecessor agreement) were approximately $22.7 and $39.6 for the six months ended October 26, 2008 and for fiscal 2008, respectively.

Note 5. Inventories

The Company’s inventories consist of the following:

	October 26, 2008	April 27, 2008
Inventories:
Finished products	$1,014.8	$512.3
Raw materials and in-process material	36.0	34.4
Packaging material and other	53.7	116.2
LIFO Reserve	(45.8)	(0.8)

TOTAL INVENTORIES	$1,058.7	$662.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	October 26, 2008	April 27, 2008
Goodwill	$1,337.3	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,071.6	1,071.6

Amortizable intangible assets:
Trademarks	70.4	70.4
Customer relationships	89.0	89.0
Other	11.0	11.0

	170.4	170.4
Accumulated amortization	(54.8)	(50.9)

Amortizable intangible assets, net	115.6	119.5

Intangible assets, net	$1,187.2	$1,191.1

As of October 26, 2008, the Company’s goodwill was comprised of $149.8 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment. As of April 27, 2008, the Company’s goodwill was comprised of $149.8 related to the Consumer Products reportable segment and $1,187.9 related to the Pet Products reportable segment.

Amortization expense for the three and six months ended October 26, 2008 was $2.0 and $3.9, respectively, and $2.0 and $4.0 for the three and six months ended October 28, 2007, respectively. The Company expects to recognize $3.9 of amortization expense during the remainder of fiscal 2009. The following table presents expected amortization of intangible assets as of October 26, 2008, for each of the five succeeding fiscal years:

2010	$7.6
2011	7.4
2012	5.8
2013	5.7
2014	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 7. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Basic earnings per common share:
Numerator:
Net income from continuing operations	$27.3	$25.7	$19.3	$27.4

Denominator:
Weighted average shares	198.2	202.9	197.9	202.7

Basic earnings per common share	$0.14	$0.13	$0.10	$0.13

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$27.3	$25.7	$19.3	$27.4

Denominator:
Weighted average shares	198.2	202.9	197.9	202.7
Effect of dilutive securities	0.4	2.5	0.6	2.8

Weighted average shares and equivalents	198.6	205.4	198.5	205.5

Diluted earnings per common share	$0.14	$0.13	$0.10	$0.13

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 14.3 and 13.9 were not included in the computation of diluted earnings per share for the three and six months ended October 26, 2008, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 7.1 and 4.5 were not included in the computation of diluted earnings per share for the three and six months ended October 28, 2007, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 8. Debt

The Company’s debt consists of the following, as of the dates indicated:

	October 26, 2008	April 27, 2008
Short-term borrowings:
Revolving credit facility	$289.8	$—
Other	—	0.3

	$289.8	$0.3

Long-term debt:
Term A Loan	$228.2	$352.8
Term B Loan	643.0	839.2

Total Term Loans	871.2	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,571.2	1,892.0
Less current portion	29.1	37.2

	$1,542.1	$1,854.8

The Company borrowed $299.8 from its revolving credit facility during the three months ended October 26, 2008. A total of $67.8 was repaid during the three months ended October 26, 2008. During the six months ended October 26, 2008, the Company borrowed $389.1 from the revolving credit facility and repaid $99.3. As of October 26, 2008, the net availability under the revolving credit facility, reflecting $70.6 of outstanding letters of credit, was $89.6. The blended interest rate on the revolving credit facility was approximately 5.04% on October 26, 2008. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility. During the three months ended October 26, 2008 the Company applied $305.0 from the divestiture of the StarKist Seafood Business toward the reduction of the Term A and the Term B loans.

As of October 26, 2008 the fair values of the Company’s 8 5/8 senior subordinated notes and 6 3/4 senior subordinated notes were $405.0 and $202.5, respectively. As of April 27, 2008 the fair values of the Company’s 8 5/8 senior subordinated notes and 6 3/4 senior subordinated notes were $466.9 and $241.2, respectively.

The Company is scheduled to repay $12.9 of its long-term debt during the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2010	$32.3
2011	331.3
2012	494.7
2013	450.0
2014	—

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through April 25, 2008, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of 2009, as set forth in the Senior Credit Facility. As of October 26, 2008, the Company believes that it is in compliance with all such financial covenants.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

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

The Company uses commodities, natural gas and heating oil futures and option contracts (collectively, “commodity contracts”) as well as interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity and other prices, diesel fuel prices, interest rates and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at October 26, 2008
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	0.3	$—	$—
Foreign Currency Contracts	—	3.8	—

Total	$0.3	$3.8	$—

Liabilities
Commodity Contracts	30.0	—	—
Foreign Currency Contracts	—	3.9	—
Interest Rate Swap	—	16.0	—

Total	$30.0	$19.9	$—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. The Company’s commodities contracts are futures and options contracts traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade, and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of October 26, 2008, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

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

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 27, 2008	$0.1
Termination and severance costs incurred	—
Amounts utilized	(0.1)

Accrued termination and severance costs - July 27, 2008	—

Termination and severance costs incurred	—
Amounts utilized	—

Accrued termination and severance costs - October 26, 2008	$—

Note 11. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net income	$50.4	$25.9	$40.3	$29.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	1.5	(2.9)	2.0
Loss on cash flow hedging instruments, net of tax	(22.4)	(0.3)	(19.7)	(1.9)

Total other comprehensive income (loss)	(24.9)	1.2	(22.6)	0.1

Comprehensive income	$25.5	$27.1	$17.7	$29.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 12. Other (Income) Expense

The components of other (income) expense for the three and six months ended October 26, 2008 and October 28, 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Loss (gain) on hedging contracts	$7.8	$(2.1)	$7.2	$(1.4)
Foreign currency transaction losses	4.1	0.2	3.2	0.2
Other	0.1	0.2	0.5	0.1

Other (income) expense	$12.0	$(1.7)	$10.9	$(1.1)

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2008 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and six months ended October 26, 2008 and October 28, 2007, respectively, are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.2	$3.0	$0.4	$0.6	$6.3	$6.0	$0.9	$1.1
Interest cost on projected benefit obligation	6.2	5.9	2.1	1.7	12.5	11.9	4.2	3.5
Expected return on plan assets	(6.7)	(6.6)	—	—	(13.4)	(13.2)	—	—
Amortization of prior service cost/(credits)	0.2	0.3	(2.1)	(2.1)	0.5	0.5	(4.2)	(4.2)
Actuarial loss/(gain)	—	—	—	—	—	(0.1)	—	—
Curtailment loss	0.2	—	—	—	0.2	—	—

Total benefit cost	$3.1	$2.6	$0.4	$0.2	$6.1	$5.1	$0.9	$0.4

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain consequences on the Company’s defined benefit plans beginning with plan year 2008 if they do not meet certain of these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. As of October 26, 2008, the Company had made contributions of approximately $23.0 in fiscal 2009. Additional contributions may be made depending on the performance of our pension assets over the remainder of the year.

Note 14. Income Taxes

As of October 26, 2008, the Company had $10.2 of unrecognized tax benefits, of which $9.5 would reduce income tax expense and the effective tax rate if recognized.

The difference between the expected provision for income taxes computed at the statutory U.S. federal income tax rate and the actual provision for income taxes for continuing operations for the three and six month periods ended October 26, 2008 was primarily due to the cumulative benefit created by the Emergency Economic Stabilization Act of 2008 (the “Act”), enacted in October 2008. The Act provided for the retroactive extension of a tax credit for companies operating in American Samoa. The retroactive impact of this change in tax law was recorded on a discrete basis in the three months ended October 26, 2008 as a reduction to the provision for income taxes for continuing operations. Due to the sale of the StarKist Seafood Business, the Company will not receive additional tax benefits from the tax law change in subsequent quarters.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

Note 15. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2008 Annual Report:

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that the Company’s advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and plans to vigorously defend itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

As previously disclosed in the Company’s 2008 Annual Report, beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including the Company, announced recalls of select products. The Company believes there have been over 90 class actions and purported class actions relating to these pet food recalls. The Company has been named as a defendant in seven class actions or purported class actions related to its pet food and pet snack recall, which it initiated March 31, 2007.

The Company is currently a defendant in the following case:

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

The Company was a defendant in the following cases:

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri;

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado; and

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida.

The named plaintiffs in these seven cases allege or alleged that their pets suffered injury and/or death as a result of ingesting the Company’s and other defendants’ allegedly contaminated pet food and pet snack products. The Picus and Blaszkowski cases also contain or contained allegations of false and misleading advertising by the Company.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other purported pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated.

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company was a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including the Company. The total settlement is $24.0. The portion of the Company’s contribution to this settlement is $0.25, net of insurance recovery.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

The Picus Case. On October 12, 2007, the Company filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted the Company’s motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. The Court has not issued a ruling on that motion, but on October 30, 2008 issued an order requiring further briefing. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company has denied the allegations made in the Picus case.

The Blaszkowski Case. On April 11, 2008, the plaintiffs in the Blaszkowski case filed their fourth amended complaint. On September 12, 2008 and October 9, 2008, plaintiffs filed stipulations of dismissal with respect to their complaint against certain of the defendants, including the Company. The U.S. District Court for the Southern District of Florida entered such requested dismissals on such dates, resulting in the dismissal of all claims against the Company.

Del Monte is also involved from time to time in various legal proceedings incidental to its business (or its former StarKist Seafood Business), including proceedings involving product liability claims, worker’s compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, Del Monte is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six months ended October 26, 2008

(In millions, except per share data)

(Unaudited)

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net Sales:
Consumer Products	$491.9	$463.6	$875.4	$781.5
Pet Products	409.1	344.6	751.8	653.5

Total Company	$901.0	$808.2	$1,627.2	$1,435.0

Operating Income:
Consumer Products	$45.8	$43.9	$55.6	$53.4
Pet Products	45.7	44.5	61.1	88.4
Corporate (a)	(12.0)	(12.2)	(23.9)	(29.5)

Total Operating Income	79.5	76.2	92.8	112.3
Reconciliation to income from continuing operations before income taxes:
Interest expense	30.1	35.9	57.7	68.7
Other (income) expense	12.0	(1.7)	10.9	(1.1)

Income from continuing operations before income taxes	$37.4	$42.0	$24.2	$44.7

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended October 26, 2008 and October 28, 2007, Corporate includes zero and $2.5, respectively, of transformation-related expenses including all severance-related restructuring costs associated with the transformation plan. For the six months ended October 26, 2008 and October 28, 2007, Corporate includes zero and $7.7 of transformation-related expenses, respectively, including all severance-related restructuring costs associated with the transformation plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands such as Del Monte, S&W, Contadina, College Inn and other brand names, and food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names.

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

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among Del Monte Corporation, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and Starkist Samoa Co. (“Acquisition Sub”), Del Monte Corporation (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of our manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 million at closing. We also expect to receive in the current fiscal year approximately an additional $30 million from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of our direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, we transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 26, 2008	October 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$901.0	$808.2	$92.8	11.5%	(1.9%)	13.4%
Cost of Products Sold	666.5	589.1	77.4	13.1%	0.3%	12.8%

Gross Profit	234.5	219.1	15.4	7.0%
Selling, General and Administrative Expense	155.0	142.9	12.1	8.5%

Operating Income	$79.5	$76.2	$3.3	4.3%

Gross Margin	26.0%	27.1%
Selling, General and Administrative Expense as a % of net sales	17.2%	17.7%
Operating Income Margin	8.8%	9.4%

	Six Months Ended
	October 26, 2008	October 28, 2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,627.2	$1,435.0	$192.2	13.4%	3.0%	10.4%
Cost of Products Sold	1,233.3	1,047.0	186.3	17.8%	5.2%	12.6%

Gross Profit	393.9	388.0	5.9	1.5%
Selling, General and Administrative Expense	301.1	275.7	25.4	9.2%

Operating Income	$92.8	$112.3	$(19.5)	(17.4%)

Gross Margin	24.2%	27.0%
Selling, General and Administrative Expense as a % of net sales	18.5%	19.2%
Operating Income Margin	5.7%	7.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $901.0 million, which represents growth of 11.5% over the second quarter of fiscal 2008. Pricing actions net of elasticity (the volume decline associated with price increases) and volume growth from new products were the primary drivers of the growth in net sales.

During the second quarter of fiscal 2009, we continued to experience cost escalation as compared to the prior year quarter. Cost increases were driven by higher ingredient, commodity and raw product costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased, and in our Consumer Products segment, raw product costs have increased due to competition for limited acreage. During the second quarter of fiscal 2009, pricing actions, combined with our cost savings efforts, more than offset inflationary and other cost increases. However, gross margin contracted by 110 basis points in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as a result of unfavorable product mix primarily driven by lower sales of higher margin products and higher sales of lower margin products as consumers migrated to larger size packages and value oriented products. For the remainder of fiscal 2009, we expect that our ingredient, commodity, and raw product costs will continue to be higher than the prior year. Although we expect inflation to level off from the highs recently experienced, we also expect the impact of this moderation to be limited in fiscal 2009. We have hedged approximately 90% of our hedgeable key commodities for fiscal 2009. These hedgeable key commodities represent approximately 15% of our cost of products sold. We expect that the combined impact of existing pricing actions, together with the impact of our cost savings efforts, will fully mitigate second-half fiscal 2009 cost increases.

Our operating income for the three months ended October 26, 2008 was $79.5 million, which represented an increase of $3.3 million or 4.3% compared to the three months ended October 28, 2007. The increase in operating income was driven by the increased sales discussed above, partially offset by unfavorable product mix and higher costs, including higher marketing costs. In addition, there were no transformation costs incurred in the second quarter of fiscal 2009, compared to $3.2 million in transformation costs incurred in the second quarter of fiscal 2008.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended October 26, 2008 and October 28, 2007 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

Our Assumptions. We utilize independent third-party actuaries to assist us in calculating the expense and liabilities related to the DB plans benefits and other benefits. DB plans benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plans benefits and other benefits expense by relying on certain assumptions made by us. Generally such assumptions are determined annually at the end of each fiscal year and include:

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

During the three and six months ended October 26, 2008, we recognized DB plans benefits expense of $3.1 million and $6.1 million respectively, and other benefits expense of $0.4 million and $0.9 million, respectively. Our remaining fiscal 2009 DB plans benefits expense is currently estimated to be approximately $5.9 million and other benefits expense is currently estimated to be approximately $0.9 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including future assumptions, the accuracy of our original assumptions, plan assets and plan obligations.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and six months ended October 26, 2008 and October 28, 2007. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 26, 2008, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.3 million primarily as a result of favorable claims history. During the three and six months ended October 28, 2007, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.8 million primarily as a result of favorable claims history.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 26, 2008, compared to the results for the three and six months ended October 28, 2007.

Net Sales

	Three Months Ended		Change	% Change	Volume (a)	Rate (b)
	October 26, 2008	October 28, 2007
	(In millions, except percentages)
Net Sales
Consumer Products	$491.9	$463.6	$28.3	6.1%	(7.5%)	13.6%
Pet Products	409.1	344.6	64.5	18.7%	5.6%	13.1%

Total	$901.0	$808.2	$92.8	11.5%

	Six Months Ended		Change	% Change	Volume (a)	Rate (b)
	October 26, 2008	October 28, 2007
	(in millions, except percentages)
Net Sales
Consumer Products	$875.4	$781.5	$93.9	12.0%	1.0%	11.0%
Pet Products	751.8	653.5	98.3	15.0%	5.3%	9.7%

Total	$1,627.2	$1,435.0	$192.2	13.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended October 26, 2008 were $901.0 million, an increase of $92.8 million, or 11.5%, compared to $808.2 million for the three months ended October 28, 2007. Net sales for the six months ended October 26, 2008 were $1,627.2 million, an increase of $192.2 million, or 13.4%, compared to $1,435.0 million for the six months ended October 28, 2007.

Net sales in our Consumer Products reportable segment were $491.9 million for the three months ended October 26, 2008, an increase of $28.3 million or 6.1% compared to the three months ended October 28, 2007. Net sales increased across the portfolio, driven by net pricing (pricing, net of the volume decline associated with price increases) and new product sales.

Net sales in our Consumer Products reportable segment were $875.4 million for the six months ended October 26, 2008, an increase of $93.9 million or 12.0% compared to the six months ended October 28, 2007. Net sales increased across the portfolio, driven by net pricing, higher volumes in tomatoes and new product sales.

Net sales in our Pet Products reportable segment were $409.1 million for the three months ended October 26, 2008, an increase of $64.5 million or 18.7% compared to $344.6 million for the three months ended October 28, 2007. The increase was primarily driven by net pricing, volume growth in dry pet food products driven by promotional activity and new product sales.

For the six months ended October 26, 2008, net sales in our Pet Products reportable segment were $751.8 million, an increase of $98.3 million or 15.0% compared to $653.5 million for the six months ended October 28, 2007. The increase was primarily driven by volume growth in dry pet food products driven by promotional activity, net pricing and new product sales.

Cost of products sold. Cost of products sold for the three months ended October 26, 2008 was $666.5 million, an increase of $77.4 million, or 13.1%, compared to $589.1 million for the three months ended October 28, 2007. This increase was due to higher input costs as described below. The cost of products sold for the six months ended October 26, 2008 was $1,233.3 million, an increase of $186.3 million, or 17.8%, compared to $1,047.0 million for the six months ended October 28, 2007. This increase was due to continued cost increases as well as increased sales volume. Our cost increases were primarily due to higher ingredient, commodity, raw product and other related costs. In particular, our Pet Products segment was impacted by higher grains, fats and oils costs and our Consumer Products segment was impacted by higher raw product costs. In addition, we experienced higher fuel costs impacting logistics and transportation costs in both the Consumer Products and Pet Products segments. Higher packaging costs also negatively impacted cost of products sold.

Gross margin. Our gross margin percentage for the three months ended October 26, 2008 decreased 1.1 points to 26.0%, compared to 27.1% for the three months ended October 28, 2007. Gross margin was impacted by an 8.3 margin point reduction related to the higher costs noted above and a 1.4 margin point reduction due to unfavorable product mix. This decrease was partially offset by 8.6 margin points of net pricing. The unfavorable product mix impacted our Pet Products and Consumer Products segments. In our Pet Products segment, the unfavorable product mix resulted from higher sales of lower margin, large size dry pet foods and snacks and value oriented wet pet foods. In our Consumer Products segment, the unfavorable product mix resulted from lower sales of higher margin fruit products and higher sales of lower margin tomato products.

For the six months ended October 26, 2008, our gross margin percentage decreased 2.8 points to 24.2%, compared to 27.0% for the six months ended October 28, 2007. Gross margin was impacted by an 8.3 margin point reduction related to the higher costs noted above and a 1.4 margin point reduction due to unfavorable product mix. This decrease was partially offset by 6.9 margin points of net pricing. The unfavorable product mix impacted our Consumer Products and Pet Products segments. In our Consumer Products segment, we experienced lower sales of higher margin fruit products and higher sales of lower margin tomato products. In our Pet Products segment, we saw consumer migration to higher value, larger size packages of dry pet food, as well as higher value oriented wet pet foods, both of which have a lower margin.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended October 26, 2008 was $155.0 million, an increase of $12.1 million, or 8.5%, compared to SG&A of $142.9 million for the three months ended October 28, 2007. The increase in SG&A expense was in part due to higher fuel-related customer delivery expenses. In addition, we incurred costs associated with the centralization of all marketing and certain related functions in San Francisco, as well as higher marketing costs reflecting increased investments behind new product launches in packaged produce in the Consumer Products segment. This increase was partially offset by the absence of transformation costs in the second quarter of fiscal 2009, compared to $2.6 million for the three months ended October 28, 2007.

For the six months ended October 26, 2008, SG&A expense was $301.1 million, an increase of $25.4 million, or 9.2%, compared to SG&A of $275.7 million for the six months ended October 28, 2007. Our increase in SG&A expense was primarily driven by higher fuel and volume-driven customer delivery expenses. In addition, we incurred costs associated with the centralization of all marketing and certain related functions in San Francisco, as well as higher marketing costs reflecting increased investments behind new product launches in the Pet Products segment. These increases were partially offset by the absence of transformation costs for the six months ended October 26, 2008, compared to $8.3 million for the six months ended October 28, 2007. For the remainder of fiscal 2009 we expect our year-over-year growth in marketing spending behind both new and existing products to accelerate in support of our growth strategy.

Operating Income

	Three Months Ended		Change	% Change
	October 26, 2008	October 28, 2007
	(In millions, except percentages)
Operating Income
Consumer Products	$45.8	$43.9	$1.9	4.3%
Pet Products	45.7	44.5	1.2	2.7%
Corporate (a)	(12.0)	(12.2)	0.2	(1.6%)

Total	$79.5	$76.2	$3.3	4.3%

	Six Months Ended		Change	% Change
	October 26, 2008	October 28, 2007
	(in millions, except percentages)
Operating Income
Consumer Products	$55.6	$53.4	$2.2	4.1%
Pet Products	61.1	88.4	(27.3)	(30.9%)
Corporate (a)	(23.9)	(29.5)	5.6	(19.0%)

Total	$92.8	$112.3	$(19.5)	(17.4%)

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended October 26, 2008 and October 28, 2007, Corporate includes zero and $2.5 million, respectively, of transformation-related expenses, including all severance-related restructuring costs associated with the transformation plan. For the six month periods ended October 26, 2008 and October 28, 2007, Corporate includes zero and $7.7 million, respectively, of transformation-related expenses, including all severance-related restructuring costs associated with the transformation plan.

Operating income for the three months ended October 26, 2008 was $79.5 million, an increase of $3.3 million, or 4.3%, compared to operating income of $76.2 million for the three months ended October 28, 2007. For the six months ended October 26, 2008, operating income was $92.8 million, a decrease of $19.5 million, or 17.4%, compared to operating income of $112.3 million for the six months ended October 28, 2007.

Our Consumer Products reportable segment operating income increased by $1.9 million, or 4.3%, to $45.8 million for the three months ended October 26, 2008 from $43.9 million for the three months ended October 28, 2007. For the six months ended October 26, 2008, our Consumer Products reportable segment operating income increased by $2.2 million, or 4.1%, to $55.6 million from $53.4 million for the six months ended October 28, 2007. These increases in operating income were driven by the increased sales, including pricing actions, largely offset by higher costs and unfavorable product mix in fruit and tomatoes.

Our Pet Products reportable segment operating income increased by $1.2 million, or 2.7%, to $45.7 million for the three months ended October 26, 2008 from $44.5 million for the three months ended October 28, 2007. For the six months ended October 26, 2008, our Pet Products reportable segment operating income decreased by $27.3 million, or 30.9%, to $61.1 million from $88.4 million for the six months ended October 28, 2007. This decrease in year-to-date operating income was driven primarily by the significant increase in costs, partially offset by the increase in sales, including pricing, as noted above. The impact of our implemented pricing actions was muted in the first quarter of fiscal 2009, in part due to the timing of pricing toward the end of the first quarter. We began to see the benefit of these pricing actions during the second quarter of fiscal 2009. Unfavorable product mix resulting from consumer purchases of higher value, larger size packages of dry pet food, which have a lower margin, also negatively impacted operating income.

Our corporate expenses decreased by $0.2 million during the three months ended October 26, 2008 compared to the prior year period. This decrease resulted primarily from the absence of transformation costs in the three months ended October 26, 2008, compared to $2.5 million of transformation costs in the three months ended October 28, 2007. Our corporate expenses decreased by $5.6 million during the six months ended October 26, 2008 compared to October 28, 2007. This decrease resulted primarily from the absence of transformation costs in the six months ended October 26, 2008, compared to $7.7 million of transformation costs in the six months ended October 28, 2007.

Interest expense. Interest expense decreased $5.8 million, or 16.2%, to $30.1 million for the three months ended October 26, 2008 from $35.9 million for the three months ended October 28, 2007. This decrease resulted primarily from lower average interest rates. Interest expense decreased $11.0 million, or 16.0%, to $57.7 million for the six months ended October 26, 2008 from $68.7 million for the six months ended October 28, 2007. This decrease resulted primarily from lower average interest rates.

Other (income) expense. Other expense of $12.0 million and $10.9 million for the three and six months ended October 26, 2008, respectively, consists primarily of mark-to-market adjustments for our hedging contracts for heating oil that remained open at the end of the quarter and foreign currency transaction losses. Other income of $1.7 million and $1.1 million for the three and six months ended October 28, 2007, respectively, primarily consists of gains on hedging contracts.

Provision for Income Taxes. The effective tax rate for the three months ended October 26, 2008 was 27.0%, compared to 38.8% for the three months ended October 28, 2007. For the six months ended October 26, 2008, the effective tax rate was 20.2%, compared to 38.7% for the six months ended October 28, 2007. The decrease in rate for the three and six month periods was primarily due to the cumulative benefit created by the Emergency Economic Stabilization Act of 2008, enacted in October 2008. This Act provided for the retroactive extension of a tax credit for companies operating in American Samoa. Due to the sale of the StarKist Seafood Business, we will not receive additional tax benefits from the tax law change in subsequent quarters. The retroactive impact of this change in tax law was recorded on a discrete basis in the current quarter as a reduction to the provision for income taxes for continuing operations. As a result, we now expect our effective tax rate for continuing operations to be between 36% and 38% for fiscal 2009.

Income from Discontinued Operations. The income from discontinued operations of $23.1 million and $21.0 million for the three and six months ended October 26, 2008, respectively, primarily results from a $29.6 million gain on the sale of our StarKist Seafood Business, which was sold in October 2008. The income from discontinued operations of $0.2 million and $2.0 million for the three and six months ended October 28, 2007, respectively, primarily represents the results of operations of our StarKist Seafood Business, which was sold in October 2008. See “Corporate Overview” above.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit pension plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain negative consequences on our defined benefit plans beginning with the 2008 plan year if they do not meet certain of these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. As of October 26, 2008 we made contributions of approximately $23.0 million in fiscal 2009. Additional contributions may be made depending on the performance of our pension assets over the remainder of the year. In fiscal 2008, we made contributions of $34.4 million, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. In addition to the impact of the Act, the market value of our pension plan assets affects our cash contributions to the plans. If the market values of our pension plan assets remain at the same level or decline at the end of calendar year 2008 as compared to October 26, 2008, we expect our cash contributions for fiscal 2010 to increase over fiscal 2009 levels. Refer to Note 11 to the Consolidated Financial Statements in our 2008 Annual Report for information about our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	October 26, 2008	April 27, 2008
	(In millions)
Short-term borrowings:
Revolving credit facility	$289.8	$—
Other	—	0.3

	$289.8	$0.3

Long-term debt:
Term A Loan	$228.2	$352.8
Term B Loan	643.0	839.2

Total Term Loans	871.2	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,571.2	1,892.0
Less current portion	29.1	37.2

	$1,542.1	$1,854.8

We borrowed $299.8 million from the revolving credit facility during the three months ended October 26, 2008. A total of $67.8 million was repaid during the three months ended October 26, 2008. During the six months ended October 26, 2008, we borrowed $389.1 million from the revolving credit facility and repaid $99.3 million. As of October 26, 2008, the net availability under the revolving credit facility, reflecting $70.6 million of outstanding letters of credit, was $89.6 million. The blended interest rate on the revolving credit facility was approximately 5.04% on October 26, 2008. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility. During the three months ended October 26, 2008 we applied $305.0 million from the divestiture of the StarKist Seafood Business toward the reduction of the Term A and the Term B loans.

Scheduled maturities of our long-term debt are $12.9 million for the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2010	$32.3
2011	331.3
2012	494.7
2013	450.0
2014	—

Restrictive and Financial Covenants

Agreements relating to our long-term debt, including the credit agreement governing our senior credit facility (as amended from time to time, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Del Monte Corporation, the primary obligor on our debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company. Certain of these covenants are also applicable to Del Monte Foods Company. We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. As of October 26, 2008, we believe that we are in compliance with all such financial covenants. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of fiscal 2009, as set forth in the Senior Credit Facility.

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

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at October 26, 2008:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term Debt	$1,571.2	$29.1	$677.3	$614.8	$250.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	237.0	51.0	71.1	44.7	70.2
Purchase Obligations (1)	840.4	303.9	308.4	128.8	99.3
Other Long-term Liabilities Reflected on the Balance Sheet (2)	265.4	—	73.0	45.3	147.1

Total Contractual Obligations	$2,914.0	$384.0	$1,129.8	$833.6	$566.6

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at October 26, 2008, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of October 26, 2008. Aggregate future payments for our grower commitments are estimated based on October 26, 2008 pricing and fiscal 2009 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2008 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2008, the most recent period for which annual incentive awards have been paid. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

(2)	As of October 26, 2008, we had unrecognized tax benefits of $ 10.2 million. We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Cash Flows

During the six months ended October 26, 2008, our cash and cash equivalents decreased by $15.3 million and during the six months ended October 28, 2007, our cash and cash equivalents decreased by $0.1 million.

	Six Months Ended
	October 26, 2008	October 28, 2007
	(in millions)
Net Cash Used in Operating Activities	$(276.8)	$(150.3)
Net Cash Provided by (Used in) Investing Activities	307.1	(43.6)
Net Cash (Used in) Provided by Financing Activities	(45.0)	194.1

Operating Activities. Cash used in operating activities for the six months ended October 26, 2008 was $276.8 million, compared to $150.3 million for the six months ended October 28, 2007. This fluctuation was primarily driven by the higher inventory levels in the first half of fiscal 2009. In addition, prepaid assets are higher, reflecting additional commodity futures positions. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash provided by investing activities for the six months ended October 26, 2008 was $307.1 million compared to cash used in investing activities of $43.6 million for the six months ended October 28, 2007. Cash provided by investing activities for the six months ended October 26, 2008 consisted of proceeds from the sale of the StarKist Seafood Business, partially offset by capital spending. Cash used in investing activities for the six months ended October 28, 2007 consisted primarily of capital spending. Capital spending during the first six months of fiscal 2009 was $39.9 million compared to $45.2 million during the first six months of fiscal 2008. Capital spending for the remainder of fiscal 2009 is expected to approximate $40 million to $50 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the six months ended October 26, 2008 was $45.0 million compared to cash provided by financing activities of $194.1 million for the six months ended October 28, 2007. During the first six months of fiscal 2009, we borrowed a net of $289.5 million in short-term borrowings as a result of incurring seasonal borrowings for operations, compared to net borrowings of $224.1 million during the first six months of fiscal 2008. In addition, during the six months ended October 26, 2008 and October 28, 2007, we made repayments of $320.8 million and $14.7 million, respectively, towards our outstanding term loan principal. Repayments during the first six months of fiscal 2009 included $305.0 million from the divestiture of the StarKist Seafood Business. We also paid $15.8 million and $16.2 million in dividends during the six months ended October 26, 2008 and October 28, 2007, respectively.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

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

During the six months ended October 26, 2008, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

During the six months ended October 26, 2008, our interest rate cash flow hedges resulted in a $1.5 million decrease to other comprehensive income (“OCI”) and a $0.9 million decrease to deferred tax liabilities. Our interest rate cash flow hedges had an impact of $3.8 million on interest expense. On October 26, 2008, the fair value of our interest rate swap was recorded as a non-current liability of $16.0 million. As of April 27, 2008, the fair value of our interest rate swap was recorded as a non-current liability of $13.6 million.

The table below presents our market risk associated with debt obligations as of October 26, 2008. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on October 26, 2008.

	Maturity							Total	Fair Value October 26, 2008
	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	After Fiscal 2014
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$—	$250.0	$700.0	$607.5
Average Interest Rate	—	—	—	—	8.63%	—	6.75%	7.96%
Variable Rate	$12.9	$32.3	$331.3	$494.7	$—	$—	$—	$871.2	$871.2
Average Interest Rate	5.02%	5.02%	5.02%	5.02%	—	—	—	—
Interest Rate Swaps
Notional Amount	—	—	$400.0	—	—	—	—	$400.0	$16.0
Average Rate Receivable	—	—	3.54%	—	—	—	—	3.54%
Fixed Rate Payable	—	—	4.77%	—	—	—	—	4.77%

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

On October 26, 2008, the fair values of our commodities hedges were recorded as current assets of $0.3 million and current liabilities of $19.9 million. On April 27, 2008, the fair values of our commodities hedges were recorded as current assets of $2.5 million and current liabilities of $1.0 million.

Other: During the second quarter of fiscal 2009 we entered into hedging activities where heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. These contracts generally have a term of less than twelve months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains and losses are recorded directly as other income or expense. As of October 26, 2008, the fair values of our heating oil contracts were recorded as current liabilities of $4.7 million. We expect to continue our hedging program with respect to heating oil during the remainder of fiscal 2009.

We have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of October 26, 2008, the fair values of our natural gas hedges were recorded as current liabilities of $5.4 million. As of April 27, 2008, the fair values of our natural gas hedges were recorded as current assets of $1.7 million. We expect to continue our hedging program with respect to natural gas during the remainder of fiscal 2009.

The table below presents our commodity, natural gas and heating oil derivative contracts as of October 26, 2008. The fair values indicated are based on quoted market prices. All of the commodity, natural gas and heating oil derivative contracts held on October 26, 2008 are scheduled to mature prior to the end of fiscal 2010.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)	Heating Oil (Gallons)
Futures Contracts
Contract Volumes	156,800	1,380,000	8,585,000	1,015,000	3,350,000	4,872,000
Weighted Average Price	$310.91	$0.39	$5.41	$7.51	$8.66	$2.95
Contract Amount ($ in millions)	$48.8	$0.5	$46.4	$7.6	$29.0	$14.4
Fair Value ($ in millions)	$(6.2)	$(0.1)	$(11.2)	$(1.7)	$(5.4)	$(4.7)
Options
Calls (Long)
Contract Volumes	—	—	250,000	—	—	—
Weighted Average Strike Price	$—	$—	$6.00	$—	$—	$—
Weighted Average Price Paid	$—	$—	$0.32	$—	$—	$—
Fair Value ($ in millions)	$—	$—	$—	$—	$—	$—
Puts (Written)
Contract Volumes	—	—	250,000	—	—	—
Weighted Average Strike Price	$—	$—	$5.40	$—	$—	$—
Weighted Average Price Received	$—	$—	$(0.30)	$—	$—	$—
Fair Value ($ in millions)	$—	$—	$(0.4)	$—	$—	$—

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. As of October 26, 2008, the fair values of our foreign currency hedges were recorded as current assets of $3.8 million and current liabilities $3.9 million. As of April 27, 2008, the fair values of our foreign currency hedges were recorded as current assets of $1.3 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2009.

The table below presents our foreign currency derivative contracts as of October 26, 2008. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on October 26, 2008 are scheduled to mature prior to the end of fiscal 2010.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	208.9
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$14.9
Contract Amount (Mexican pesos) ($ in millions)	$18.9
Average Contractual Exchange Rate (Mexican pesos/$US)	11.1
Firmly committed Forward Exchange Contracts (Euros) (in millions)	0.4
Forward Exchange Agreements (Receive Euros/Pay $US) ($ in millions)	$0.5
Contract Amount (Euros) ($ in millions)	$0.6
Average Contractual Exchange Rate (Euros/$US)	0.7
Firmly committed Forward Exchange Contracts ($US) (in millions)	$18.6
Forward Exchange Agreements (Receive $US/Pay $CAD)	$23.5
Contract Amount ($CAD in millions)	$18.9
Average Contractual Exchange Rate	1.0

The table below presents the changes in the following balance sheet accounts and impact on statement of income (loss) accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended		Six Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)
Decrease in other comprehensive income (a)	$22.4	$0.3	$19.7	$1.9
(Increase) decrease in deferred tax liabilities	13.4	(0.1)	12.0	0.7
Increase (decrease) in cost of products sold	0.8	1.3	(0.9)	1.0
Increase (decrease) in other expense	7.8	(2.1)	7.2	(1.4)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Except as set forth below, there have been no material developments in the legal proceedings since the legal proceedings reported in the 2008 Annual Report:

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that our advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and plan to vigorously defend ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

As previously disclosed in our 2008 Annual Report, beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including Del Monte, announced recalls of select products. We believe there have been over 90 class actions and purported class actions relating to these pet food recalls. We have been named as a defendant in seven class actions or purported class actions related to its pet food and pet snack recall, which we initiated March 31, 2007.

We are currently a defendant in the following case:

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada;

We were a defendant in the following cases:

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Schwinger v. Del Monte filed on May 15, 2007 in U.S. District Court for the Western District of Missouri;

•	Tompkins v. Del Monte filed on July 13, 2007 in U.S. District Court for the District of Colorado; and

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida.

The named plaintiffs in these seven cases allege or alleged that their pets suffered injury and/or death as a result of ingesting our and other defendants’ allegedly contaminated pet food and pet snack products. The Picus and Blaszkowski cases also contain or contained allegations of false and misleading advertising by us.

By order dated June 28, 2007, the Carver, Ford, Hart, Schwinger, and Tompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other purported pet food class actions under the federal rules for multi-district litigation. The Blaszkowski and Picus cases were not consolidated.

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we were a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including us. The total settlement is $24.0 million. The portion of our contribution to this settlement is $250,000, net of insurance recovery.

The Picus Case. On October 12, 2007, we filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted our motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. The Court has not issued a ruling on that motion, but on October 30, 2008 issued an order requiring further briefing. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We have denied the allegations made in the Picus case.

The Blaszkowski Case. On April 11, 2008, the plaintiffs in the Blaszkowski case filed their fourth amended complaint. On September 12, 2008 and October 9, 2008, plaintiffs filed stipulations of dismissal with respect to their complaint against certain of the defendants, including us. The U.S. District Court for the Southern District of Florida entered such requested dismissals on such dates, resulting in the dismissal of all claims against us.

We are also involved from time to time in various legal proceedings incidental to our business (or our former StarKist Seafood Business), including proceedings involving product liability claims, worker’s compensation and other employee claims, tort claims and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, we are involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

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

In addition to the foregoing, other economic industry and business conditions may affect our future earnings results, for example:

Consumers may shift purchases to lower-priced or other value offerings during economic downturns, which may adversely affect our results of operations.

As noted in our Annual Report on Form 10-K, the willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs and the existing strength in our brands. During periods of economic uncertainty, consumers may be less willing or able to pay a price differential for our branded products, notwithstanding our marketing programs or strength of our brands, and may purchase more lower-priced offerings. Consumers may also migrate to higher-value, larger-sized packages of our branded products, which tend to have lower margins than our smaller-sized offerings. Consumers may forego some purchases altogether. Additionally, retailers may increase levels of promotional activity for lower-priced or value offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, economic downturns could reduce sales volumes of our higher margin branded products or lead to a shift in our mix toward our lower margin offerings, which could have an adverse effect on our results of operations.

Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.

We sponsor three qualified defined benefit pension plans and various other nonqualified retirement and supplemental retirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

Recent disruptions in the financial markets may adversely affect our results of operations.

Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving credit facility, which is part of our Senior Credit Facility. Each financial institution which is part of the syndicate for our revolving credit facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under the facility. For example, Lehman Commercial Paper, Inc. is obligated to provide approximately 0.45% of our $450 million revolving credit facility. Beginning in September, 2008, Lehman Commercial Paper, Inc. failed to fund its portion of requested borrowings under our revolving credit facility, and as of October 26, 2008 it remained a defaulting lender. If any participant or group of participants with a significant portion of the commitments in our revolving credit facility fail to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. If our liquidity is materially adversely impacted, particularly during the harvesting and packing months of June through October as we generate the vast majority of our fruit, vegetable and tomato inventories, our results of operations could be materially adversely affected.

If the price of our common stock declines, we may recognize an impairment of the goodwill associated with one or more of our reporting units, which would adversely affect our earnings.

We test goodwill of our consumer products and pet products reporting units for impairment at least annually. Certain events, such as a significant decline in our market capitalization, may cause us to perform additional tests for impairment. If the price of our common stock declines from current levels, or if other factors indicative of a potential impairment arise (such as a decrease in the cash flow relating to such reporting units), we may, in connection with any future impairment tests, conclude that the estimated fair value of the goodwill is less that the book value, write down goodwill to the estimated fair value and recognize an impairment charge. Such an impairment charge would adversely affect our earnings and could be material.

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

Our Annual Meeting of Stockholders was held on September 25, 2008 in San Francisco, California. Two matters were submitted to a vote of stockholders: (i) the election of Timothy G. Bruer, Mary R. Henderson and Sharon L. McCollam as Class II directors to hold office for three-year terms; and (ii) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditor for its fiscal year ending May 3, 2009.

At the Annual Meeting, the following individuals were elected to the Board of Directors for three-year terms upon the following vote:

	Votes For	Votes Against	Votes Abstained
Timothy G. Bruer	166,646,306	4,613,785	516,389
Mary R. Henderson	168,835,086	2,414,947	526,447
Sharon L. McCollam	168,853,724	2,402,352	520,404

168,332,255 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending May 3, 2009. 3,073,469 votes were cast against ratification and 370,756 votes abstained.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description

2.1	Purchase Agreement by and among Del Monte Corporation, Dongwon Enterprise Co., Ltd., Dongwon Industries Co., Ltd., Dongwon F&B Co., Ltd., Starkist Co. and Starkist Samoa Co., dated as of June 29, 2008 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on July 2, 2008)

*10.1	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement**

*10.2	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement**

*10.3	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement**

†10.4	Operating Services Agreement between Starkist Co. and Del Monte Corporation, dated as of October 6, 2008 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 9, 2008 (the “October 2008 8-K”)

†10.5	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (incorporated by reference to Exhibit 10.2 to the October 2008 8-K)

†10.6	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 6, 2008)

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

†	confidential treatment has been requested as to portions of the exhibit

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

Dated: December 4, 2008