Form 10-Q
period 2009-01-25
DEL MONTE FOODS CO
filed 2009-03-04
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 27, 2009, there were 197,743,384 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	January 25, 2009	April 27, 2008
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$12.5	$25.6
Trade accounts receivable, net of allowance	201.8	277.0
Inventories	906.5	662.1
Assets of discontinued operations	—	278.6
Prepaid expenses and other current assets	154.9	91.3

TOTAL CURRENT ASSETS	1,275.7	1,334.6
Property, plant and equipment, net	632.3	650.1
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,185.3	1,191.1
Other assets, net	24.7	32.8

TOTAL ASSETS	$4,455.7	$4,546.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$529.8	$471.9
Short-term borrowings	137.1	0.3
Current portion of long-term debt	30.7	37.2
Liabilities of discontinued operations	—	17.9

TOTAL CURRENT LIABILITIES	697.6	527.3
Long-term debt	1,534.0	1,854.8
Deferred tax liabilities	400.7	397.4
Other non-current liabilities	258.2	266.3

TOTAL LIABILITIES	2,890.5	3,045.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500.0; 215.1 issued and 197.7 outstanding at January 25, 2009 and 214.7 issued and 197.3 outstanding at April 27, 2008)	$2.1	$2.1
Additional paid-in capital	1,044.5	1,034.7
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(14.0)	8.2
Retained earnings	715.7	638.6

TOTAL STOCKHOLDERS’ EQUITY	1,565.2	1,500.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,455.7	$4,546.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
	(unaudited)
Net sales	$942.3	$869.0	$2,569.5	$2,304.0
Cost of products sold	659.8	632.4	1,893.1	1,679.4

Gross profit	282.5	236.6	676.4	624.6
Selling, general and administrative expense	149.0	126.4	450.1	402.1

Operating income	133.5	110.2	226.3	222.5
Interest expense	27.4	34.0	85.1	102.7
Other (income) expense	7.9	(1.1)	18.8	(2.2)

Income from continuing operations before income taxes	98.2	77.3	122.4	122.0
Provision for income taxes	38.6	27.7	43.5	45.0

Income from continuing operations	59.6	49.6	78.9	77.0

Income (loss) from discontinued operations before income taxes	(5.3)	4.0	34.4	5.7
Provision (benefit) for income taxes	(6.2)	0.3	12.5	—

Income from discontinued operations	0.9	3.7	21.9	5.7

Net income	$60.5	$53.3	$100.8	$82.7

Earnings per common share
Basic:
Continuing operations	$0.30	$0.25	$0.40	$0.38
Discontinued operations	0.00	0.02	0.11	0.03

Total	$0.30	$0.27	$0.51	$0.41

Diluted:
Continuing operations	$0.30	$0.24	$0.40	$0.38
Discontinued operations	0.00	0.02	0.11	0.03

Total	$0.30	$0.26	$0.51	$0.41

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	January 25, 2009	January 27, 2008
	(unaudited)
OPERATING ACTIVITIES:
Net income	$100.8	$82.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77.5	78.5
Deferred taxes	7.5	14.1
Gain on asset disposals	(27.4)	(8.3)
Stock compensation expense	8.1	5.2
Other non-cash items, net	2.7	(2.1)
Changes in operating assets and liabilities	(258.1)	(170.1)

NET CASH USED IN OPERATING ACTIVITIES	(88.9)	—

INVESTING ACTIVITIES:
Capital expenditures	(55.5)	(66.4)
Net proceeds from disposal of assets	343.1	17.2
Other, net	—	(0.4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	287.6	(49.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	501.6	483.4
Payments on short-term borrowings	(364.8)	(333.8)
Principal payments on long-term debt	(327.2)	(22.0)
Dividends paid	(23.7)	(24.3)
Issuance of common stock	2.1	3.7
Purchase of treasury stock	—	(50.0)
Excess tax benefits from stock-based compensation	—	0.1

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(212.0)	57.1

Effect of exchange rate changes on cash and cash equivalents	0.1	0.7

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13.2)	8.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25.7 [1]	13.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.5	$21.2

[1]	Includes $0.1 of cash included in assets held for sale

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2009

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

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among Del Monte Corporation, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and StarKist Samoa Co. (“Acquisition Sub”), Del Monte Corporation (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of Del Monte’s manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 at closing. The Company also expects to receive in the current fiscal year approximately an additional $23 from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of Del Monte’s direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, Del Monte transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 25, 2009 and January 27, 2008 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 25, 2009 and January 27, 2008 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 25, 2009 and for the three and nine months ended January 25, 2009 and January 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 25, 2009 are not necessarily indicative of the results expected for the year ending May 3, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended April 27, 2008 (“2008 Annual Report”). All significant intercompany balances and transactions have been eliminated.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Note 2. Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP 142-3”).” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. In connection with any applicable future transactions the Company will evaluate the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”).” This FSP expands the disclosure requirements under FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in FASB Statement No. 157, “Fair Value Measurements,” the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact its financial results.

Note 3. Employee Stock Plans

See Note 9 of the 2008 Annual Report for a description of the Company’s stock-based incentive plans.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the nine months ended January 25, 2009 and January 27, 2008:

	Nine Months Ended
	January 25, 2009	January 27, 2008
Dividend yield	1.8%	1.4%
Expected volatility	26.4%	26.4%
Risk-free interest rate	3.2%	4.4%
Expected life (in years)	6.1	7.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 27, 2008	16,460,664	$9.72	10,761,811	$9.35
Granted	3,448,800	7.91
Forfeited	(2,067,885)	11.41
Exercised	(236,600)	7.81

Balance at January 25, 2009	17,604,979	$9.20	11,194,334	$9.26

As of January 25, 2009, the aggregate intrinsic values of options outstanding and options exercisable were $0 and $0, respectively.

At January 25, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	8,210,304	6.17	$7.89	5,051,504	$7.96
$8.79 - 10.42	6,515,433	7.12	10.14	3,491,088	10.01
$10.43 - 15.85	2,879,242	5.73	10.80	2,651,742	10.74

$6.04 - 15.85	17,604,979	6.45	$9.20	11,194,334	$9.26

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at April 27, 2008	1,129,881	377,446	98,582	1,904,089
Granted	393,800	241,958	82,424	985,500
Forfeited	(84,580)	(2,480)	—	(362,794)
Vested	(306,401)	—	—	—
Issued as common stock	—	(21,776)	(15,468)	—
Transferred to deferred stock units	—	23,396	(23,396)	—

Balance at January 25, 2009	1,132,700	618,544	142,142	2,526,795

Note 4. Discontinued Operations

As described in Note 1, on October 6, 2008 Del Monte completed the divestiture of the StarKist Seafood Business. As a result of the sale, the Company recognized a gain, net of tax, of approximately $29.9. Del Monte has entered into a two-year Operating Services Agreement pursuant to which the Company will provide operational services, such as warehousing, distribution, transportation, sales, information technology and administration to Starkist Co. Del Monte has concluded that the continuing cash flows related to the Operating Services Agreement are not direct cash flows because such cash flows are not significant to the StarKist Seafood Business; and, accordingly, the operating results of the StarKist Seafood Business are appropriately reported as discontinued operations.

Net sales from discontinued operations were $0 and $280.1 for the three and nine months ended January 25, 2009, respectively, and $132.1 and $388.7 for the three and nine months ended January 27, 2008, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

The assets and liabilities for the StarKist Seafood Business at April 27, 2008 were as follows:

April 27, 2008
Cash and cash equivalents	$0.1
Trade accounts receivable, net	9.7
Inventories	154.6
Prepaid expenses and other current assets	7.7
Property, plant and equipment, net	62.2
Goodwill	43.3
Intangible and other assets, net	1.0

Total assets held for sale	278.6

Accounts payable and accrued expenses	17.7
Other non-current liabilities	0.2

Total liabilities held for sale	17.9

Net assets held for sale	$260.7

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations for the three and nine months ended January 25, 2009:

	Three Months Ended January 25, 2009	Nine Months Ended January 25, 2009
Basic and diluted earnings per common share
Gain on sale of the StarKist Seafood Business	$—	$0.15
Loss from the StarKist Seafood Business	—	(0.04)

Income from discontinued operations	$—	$0.11

Income from discontinued operations of $21.9 for the nine months ended January 25, 2009 includes approximately $1.5 of depreciation expense.

Star-Kist Samoa, Inc., which merged with and into Acquisition Sub in connection with the sale of the StarKist Seafood Business as described in Note 1, was party to a 10-year supply agreement with Tri-Marine International, Inc. (“Tri-Marine”) to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine. Total purchases by the Company under this agreement were approximately $72.8 and $73.7 for fiscal 2009 (for the period prior to the sale) and for fiscal 2008, respectively.

Additionally, in connection with the sale of the StarKist Seafood Business, Del Monte Corporation entered into a Bifurcation and Partial Assignment and Assumption Agreement with Impress Group, B.V. (“Impress”) and Starkist Co. to bifurcate and assign to Starkist Co. specified rights and obligations under the Amended and Restated Supply Agreement between Impress and Del Monte Corporation dated as of January 23, 2008 (the “Supply Agreement”). Total purchases by the Company under the bifurcated and assigned portion of the Supply Agreement (including under its predecessor agreement) were approximately $22.7 and $39.6 for fiscal 2009 (for the period prior to the sale) and for fiscal 2008, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Note 5. Inventories

The Company’s inventories consist of the following:

	January 25, 2009	April 27, 2008
Inventories:
Finished products	$833.1	$512.3
Raw materials and in-process material	40.9	34.4
Packaging material and other	77.6	116.2
LIFO Reserve	(45.1)	(0.8)

TOTAL INVENTORIES	$906.5	$662.1

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	January 25, 2009	April 27, 2008
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,071.6	1,071.6

Amortizable intangible assets:
Trademarks	70.4	70.4
Customer relationships	89.0	89.0
Other	11.0	11.0

	170.4	170.4
Accumulated amortization	(56.7)	(50.9)

Amortizable intangible assets, net	113.7	119.5

Intangible assets, net	$1,185.3	$1,191.1

As of January 25, 2009, the Company’s goodwill was comprised of $150.2 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment. As of April 27, 2008, the Company’s goodwill was comprised of $149.8 related to the Consumer Products reportable segment and $1,187.9 related to the Pet Products reportable segment.

Amortization expense for the three and nine months ended January 25, 2009 was $1.9 and $5.8, respectively, and $2.0 and $6.0 for the three and nine months ended January 27, 2008, respectively. The Company expects to recognize $2.0 of amortization expense during the remainder of fiscal 2009. The following table presents expected amortization of intangible assets as of January 25, 2009, for each of the five succeeding fiscal years:

2010	$7.6
2011	7.4
2012	5.8
2013	5.7
2014	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Note 7. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Basic earnings per common share:
Numerator:
Income from continuing operations	$59.6	$49.6	$78.9	$77.0

Denominator:
Weighted average shares	198,300,000	199,500,000	198,000,000	201,600,000

Basic earnings per common share	$0.30	$0.25	$0.40	$0.38

Diluted earnings per common share:
Numerator:
Income from continuing operations	$59.6	$49.6	$78.9	$77.0

Denominator:
Weighted average shares	198,300,000	199,500,000	198,000,000	201,600,000
Effect of dilutive securities	200,000	1,900,000	300,000	2,500,000

Weighted average shares and equivalents	198,500,000	201,400,000	198,300,000	204,100,000

Diluted earnings per common share	$0.30	$0.24	$0.40	$0.38

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amounts of 18,200,000 and 15,100,000 were not included in the computation of diluted earnings per share for the three and nine months ended January 25, 2009, respectively, because their inclusion would be antidilutive. Options outstanding in the aggregate amounts of 13,700,000 and 7,200,000 were not included in the computation of diluted earnings per share for the three and nine months ended January 27, 2008, respectively, because their inclusion would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Note 8. Debt

The Company’s debt consists of the following, as of the dates indicated:

	January 25, 2009	April 27, 2008
Short-term borrowings:
Revolving credit facility	$137.1	$—
Other	—	0.3

	$137.1	$0.3

Long-term debt:
Term A Loan	$223.3	$352.8
Term B Loan	641.4	839.2

Total Term Loans	864.7	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,564.7	1,892.0
Less current portion	30.7	37.2

	$1,534.0	$1,854.8

The Company borrowed $112.5 from its revolving credit facility during the three months ended January 25, 2009. A total of $265.2 was repaid during the three months ended January 25, 2009. During the nine months ended January 25, 2009, the Company borrowed $501.6 from the revolving credit facility and repaid $364.5. As of January 25, 2009, the net availability under the revolving credit facility, reflecting $70.4 of outstanding letters of credit, was $242.5. The blended interest rate on the revolving credit facility was approximately 2.54% on January 25, 2009. Additionally, to maintain availability of funds under the revolving credit facility, the Company pays a 0.375% commitment fee on the unused portion of the revolving credit facility. During the nine months ended January 25, 2009 the Company applied $305.0 from the divestiture of the StarKist Seafood Business toward the reduction of the Term A and the Term B loans.

As of January 25, 2009 the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $450.0 and $235.0, respectively. As of April 27, 2008 the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $466.9 and $241.2, respectively.

The Company is scheduled to repay $6.5 of its long-term debt during the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2010	$32.3
2011	331.3
2012	494.6
2013	450.0
2014	—

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through April 25, 2008, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of 2009, as set forth in the Senior Credit Facility. As of January 25, 2009, the Company believes that it is in compliance with all such financial covenants.

Note 9. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

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

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at January 25, 2009
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	$1.7	$—	$—
Foreign Currency Contracts	—	2.2	—

Total	$1.7	$2.2	$—

Liabilities
Commodity Contracts	$23.3	$—	$—
Foreign Currency Contracts	—	3.0	—
Interest Rate Swap	—	24.1	—

Total	$23.3	$27.1	$—

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of January 25, 2009, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

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

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Accrued termination and severance costs - April 27, 2008	$0.1
Termination and severance costs incurred	—
Amounts utilized	(0.1)

Accrued termination and severance costs - July 27, 2008	—

Termination and severance costs incurred	—
Amounts utilized	—

Accrued termination and severance costs - October 26, 2008	—

Termination and severance costs incurred	—
Amounts utilized	—

Accrued termination and severance costs - January 25, 2009	$—

Note 11. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Net income	$60.5	$53.3	$100.8	$82.7
Other comprehensive income (loss):
Foreign currency translation adjustments	1.1	(0.8)	(1.8)	1.2
Loss on cash flow hedging instruments, net of tax	(0.7)	(7.1)	(20.4)	(9.0)

Total other comprehensive income (loss)	0.4	(7.9)	(22.2)	(7.8)

Comprehensive income	$60.9	$45.4	$78.6	$74.9

Note 12. Other (Income) Expense

The components of other (income) expense for the three and nine months ended January 25, 2009 and January 27, 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Loss (gain) on hedging contracts	$7.5	$(1.5)	$14.5	$(2.8)
Foreign currency transaction losses	0.6	0.2	3.8	0.4
Other	(0.2)	0.2	0.5	0.2

Other (income) expense	$7.9	$(1.1)	$18.8	$(2.2)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

Note 13. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2008 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and nine months ended January 25, 2009 and January 27, 2008, respectively, are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.1	$3.0	$0.5	$0.5	$9.4	$9.0	$1.4	$1.6
Interest cost on projected benefit obligation	6.3	6.0	2.0	1.8	18.8	17.9	6.2	5.3
Expected return on plan assets	(6.7)	(6.6)	—	—	(20.1)	(19.8)	—	—
Amortization of prior service cost/(credits)	0.3	0.2	(2.1)	(2.1)	0.8	0.7	(6.3)	(6.3)
Actuarial loss/(gain)	—	(0.1)	—	—	—	(0.2)	—	—
Curtailment loss	—	—	—	—	0.2	—	—	—

Total benefit cost	$3.0	$2.5	$0.4	$0.2	$9.1	$7.6	$1.3	$0.6

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on the Company is to encourage the Company to fully fund its defined benefit plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain consequences on the Company’s defined benefit plans beginning with plan year 2008 if they do not meet certain of these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. As of January 25, 2009, the Company had made contributions of approximately $23.0 in fiscal 2009.

Note 14. Income Taxes

As of January 25, 2009, the Company had $14.9 of unrecognized tax benefits, of which $13.5 would reduce income tax expense and the effective tax rate if recognized. As of April 27, 2008, the Company had $9.0 of unrecognized tax benefits, of which $8.3 would reduce income tax expense and the effective tax rate if recognized. The increases as compared to April 27, 2008 are primarily due to the accrual of additional state tax resulting from a proposed tax assessment.

Note 15. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2008 Annual Report:

As previously reported in the Company’s quarterly report on Form 10-Q for the period ended October 26, 2008, on October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that the Company’s advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and plans to vigorously defend itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company was a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including the Company. The total settlement is $24.0. The portion of the Company’s contribution to this settlement is $0.25, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine months ended January 25, 2009

(In millions, except share and per share data)

(Unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Net Sales:
Consumer Products	$509.3	$492.7	$1,384.7	$1,274.2
Pet Products	433.0	376.3	1,184.8	1,029.8

Total Company	$942.3	$869.0	$2,569.5	$2,304.0

Operating Income:
Consumer Products	$69.0	$59.9	$124.6	$113.3
Pet Products	76.7	66.4	137.8	154.8
Corporate (a)	(12.2)	(16.1)	(36.1)	(45.6)

Total Operating Income	133.5	110.2	226.3	222.5
Reconciliation to income from continuing operations before income taxes:
Interest expense	27.4	34.0	85.1	102.7
Other (income) expense	7.9	(1.1)	18.8	(2.2)

Income from continuing operations before income taxes	$98.2	$77.3	$122.4	$122.0

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended January 25, 2009 and January 27, 2008, Corporate includes $0 and $5.2, respectively, of transformation-related expenses including all severance-related restructuring costs associated with the transformation plan. For the nine months ended January 25, 2009 and January 27, 2008, Corporate includes $0 and $12.9 of transformation-related expenses, respectively, including all severance-related restructuring costs associated with the transformation plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among Del Monte Corporation, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and Starkist Samoa Co. (“Acquisition Sub”), Del Monte Corporation (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of our manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 million at closing. We also expect to receive in the current fiscal year approximately an additional $23 million from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of our direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, we transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 25, 2009	January 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$942.3	$869.0	$73.3	8.4%	(6.7%)	15.1%
Cost of Products Sold	659.8	632.4	27.4	4.3%	(6.2%)	10.5%

Gross Profit	282.5	236.6	45.9	19.4%
Selling, General and Administrative Expense	149.0	126.4	22.6	17.9%

Operating Income	$133.5	$110.2	$23.3	21.1%

Gross Margin	30.0%	27.2%
Selling, General and Administrative Expense as a % of net sales	15.8%	14.5%
Operating Income Margin	14.2%	12.7%

	Nine Months Ended
	January 25, 2009	January 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$2,569.5	$2,304.0	$265.5	11.5%	(0.7%)	12.2%
Cost of Products Sold	1,893.1	1,679.4	213.7	12.7%	0.9%	11.8%

Gross Profit	676.4	624.6	51.8	8.3%
Selling, General and Administrative Expense	450.1	402.1	48.0	11.9%

Operating Income	$226.3	$222.5	$3.8	1.7%

Gross Margin	26.3%	27.1%
Selling, General and Administrative Expense as a % of net sales	17.5%	17.5%
Operating Income Margin	8.8%	9.7%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $942.3 million, which represents growth of 8.4% over the third quarter of fiscal 2008. Pricing actions net of elasticity (the volume decline associated with price increases) and volume growth from new products were the primary drivers of the growth in net sales.

Overall, our consumer business continues to be healthy despite the current macroeconomic environment. Our vegetable and tomato categories benefitted from consumers preparing and eating more meals at home. However, consumers continue to migrate toward value-oriented products. In our Pet segment, consumers are also focusing on buying larger package sizes. Pet trends indicate that people are continuing to purchase snacks to treat their pets despite the tough economic times.

During the third quarter of fiscal 2009, we continued to experience higher costs as compared to the prior year quarter. These cost increases were driven by higher ingredient, commodity and raw product costs, as well as higher packaging costs. In particular, in our Pet Products segment, the price of grains, fats and oils has increased, and in our Consumer Products segment, raw product costs have increased due to competition for limited acreage. During the third quarter of fiscal 2009, pricing actions, combined with our cost savings efforts, more than offset inflationary and other cost increases. Gross margin increased by 280 basis points in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as a result of pricing actions. For the remainder of fiscal 2009, we expect that our ingredient, commodity, and raw product costs will continue to be higher than the prior year. We have hedged approximately 90% of our hedgeable key commodities for fiscal 2009. These hedgeable key commodities represent approximately 15% of our cost of products sold. We expect our margins to continue to increase in the fourth quarter as we realize the full impact of recent pricing. For the full year, we expect that the combined impact of existing pricing actions, together with the impact of our cost savings efforts, will fully mitigate fiscal 2009 cost increases.

Our operating income for the three months ended January 25, 2009 was $133.5 million, which represented an increase of $23.3 million or 21.1% compared to the three months ended January 27, 2008. The increase in operating income was driven by the increased sales discussed above, partially offset by higher costs, including higher marketing costs behind both new and existing products in support of our growth strategy. We expect our year-over-year growth in marketing spending to accelerate in the fourth quarter of fiscal 2009. In addition, there were no transformation costs incurred in the third quarter of fiscal 2009, compared to $5.7 million in transformation costs incurred in the third quarter of fiscal 2008. Operating income for the three months ended January 27, 2008 included a gain of $10.0 million on the sale of the S&W brand for all markets outside of North and South America, Australia and New Zealand and there was no such gain in the three months ended January 25, 2009.

Every five or six years, depending on leap years, our fiscal year has 53 weeks rather than 52 weeks. Fiscal 2009 will contain 53 weeks. As such, our fourth quarter of fiscal 2009 will contain 14 weeks (an additional week over the fourth quarter of fiscal 2008). The impact of the extra week in the fourth quarter of fiscal 2009 is expected to be largely offset by the timing of pricing and promotional activities in the current year as compared to the prior year. Fiscal 2008 included pricing and promotional activities that, due to the timing of such activities, resulted in customers increasing inventory near the end of the fiscal year.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 25, 2009 and January 27, 2008 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $4.4 million and $1.6 million, respectively, both of which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $4.4 million and $1.6 million for the nine months ended January 25, 2009 and January 27, 2008, respectively, which related to prior year activity.

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

During the three and nine months ended January 25, 2009 we recognized DB plans benefits expense of $3.0 million and $9.1 million respectively, and other benefits expense of $0.4 million and $1.3 million, respectively. Our remaining fiscal 2009 DB plans benefits expense is currently estimated to be approximately $2.9 million and other benefits expense is currently estimated to be approximately $0.5 million. Our actual future DB plans benefits and other benefits expense amounts may vary depending upon various factors, including future assumptions, the accuracy of our original assumptions, plan assets and plan obligations.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” only those that have been purchased have a book value on our consolidated balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have useful lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated useful lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing

Brands are considered impaired if the book value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. Changes in our sales forecasts associated with a brand could materially affect our estimates of future cash flows and lead to recognition of an impairment charge relating to the brand. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Annually, we engage third-party valuation experts to assist in this process.

Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount factors and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three and nine months ended January 25, 2009 and January 27, 2008. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended January 25, 2009 and January 27, 2008 we experienced no significant adjustments to our estimates. During the nine months ended January 25, 2009, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.3 million primarily as a result of favorable claims history. During the nine months ended January 27, 2008, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.8 million primarily as a result of favorable claims history.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 25, 2009, compared to the results for the three and nine months ended January 27, 2008.

Net Sales

	Three Months Ended
	January 25, 2009	January 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$509.3	$492.7	$16.6	3.4%	(11.7%)	15.1%
Pet Products	433.0	376.3	56.7	15.1%	(0.2%)	15.3%

Total	$942.3	$869.0	$73.3	8.4%

	Nine Months Ended
	January 25, 2009	January 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$1,384.7	$1,274.2	$110.5	8.7%	(3.9%)	12.6%
Pet Products	1,184.8	1,029.8	155.0	15.1%	3.3%	11.8%

Total	$2,569.5	$2,304.0	$265.5	11.5%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended January 25, 2009 were $942.3 million, an increase of $73.3 million, or 8.4%, compared to $869.0 million for the three months ended January 27, 2008. Net sales for the nine months ended January 25, 2009 were $2,569.5 million, an increase of $265.5 million, or 11.5%, compared to $2,304.0 million for the nine months ended January 27, 2008.

Net sales in our Consumer Products reportable segment were $509.3 million for the three months ended January 25, 2009, an increase of $16.6 million or 3.4% compared to the three months ended January 27, 2008. Net sales increased across the portfolio, driven by net pricing (pricing, net of the volume decline associated with price increases, or elasticity) and new product sales, partially offset by lower volume in certain existing fruit and vegetable products. Overall, existing product volume declined, primarily due to elasticity from pricing and higher than expected promotional activity by competitors.

Net sales in our Consumer Products reportable segment were $1,384.7 million for the nine months ended January 25, 2009, an increase of $110.5 million or 8.7% compared to the nine months ended January 27, 2008. Net sales increased across the portfolio, driven by net pricing and new product sales.

Net sales in our Pet Products reportable segment were $433.0 million for the three months ended January 25, 2009, an increase of $56.7 million or 15.1% compared to $376.3 million for the three months ended January 27, 2008. The increase was primarily driven by net pricing (pricing, net of the volume decline associated with price increases, or elasticity), volume growth in existing dry pet food products (driven primarily by consumer trends to value oriented products) and new product sales.

For the nine months ended January 25, 2009, net sales in our Pet Products reportable segment were $1,184.8 million, an increase of $155.0 million or 15.1% compared to $1,029.8 million for the nine months ended January 27, 2008. The increase was primarily driven by net pricing, volume growth in dry pet food products driven by promotional activity and new product sales.

Cost of products sold. Cost of products sold for the three months ended January 25, 2009 was $659.8 million, an increase of $27.4 million, or 4.3%, compared to $632.4 million for the three months ended January 27, 2008. The cost of products sold for the nine months ended January 25, 2009 was $1,893.1 million, an increase of $213.7 million, or 12.7%, compared to $1,679.4 million for the nine months ended January 27, 2008. These increases were primarily due to continued cost increases. Our cost increases were primarily due to higher ingredient, commodity, raw product and other related costs. In particular, our Pet Products segment was impacted by higher grains, fats and oils costs and our Consumer Products segment was impacted by higher raw product costs. Higher packaging costs also negatively impacted cost of products sold for the three and nine month periods.

Gross margin. Our gross margin percentage for the three months ended January 25, 2009 increased 2.8 points to 30.0%, compared to 27.2% for the three months ended January 27, 2008. Net pricing benefitted gross margin by 9.6 points. This increase was negatively impacted by a 6.6 margin point reduction related to the higher costs noted above and a 0.2 margin point reduction due to unfavorable product mix.

For the nine months ended January 25, 2009, our gross margin percentage decreased 0.8 points to 26.3%, compared to 27.1% for the nine months ended January 27, 2008. We benefitted from 7.9 margin points of net pricing which was more than offset by a 7.6 margin point reduction related to the higher costs noted above and a 1.1 margin point reduction due to unfavorable product mix. The unfavorable product mix impacted our Consumer Products and Pet Products segments. In our Consumer Products segment, we experienced lower volume of higher margin fruit products and higher volume of lower margin tomato products. In our Pet Products segment, we saw consumer migration to higher value, larger size packages of dry pet food, as well as higher value oriented wet pet foods, both of which have a lower margin.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 25, 2009 was $149.0 million, an increase of $22.6 million, or 17.9%, compared to SG&A of $126.4 million for the three months ended January 27, 2008. The increase in SG&A expense was in part due to higher marketing costs reflecting increased investments behind new product launches in packaged produce in the Consumer Products segment. In addition, SG&A expense for the three months ended January 27, 2008 included a gain of $10.0 million on the sale of the S&W brand for all markets outside of North and South America, Australia and New Zealand and there was no such gain in the three months ended January 25, 2009. The increase in SG&A expense was partially offset by a decrease in transformation costs to $0 in the third quarter of fiscal 2009, compared to $5.7 million for the three months ended January 27, 2008.

For the nine months ended January 25, 2009 SG&A expense was $450.1 million, an increase of $48.0 million, or 11.9%, compared to SG&A of $402.1 million for the nine months ended January 27, 2008. Our increase in SG&A expense was primarily driven by higher marketing costs reflecting increased investments behind new product launches and by costs associated with the centralization of all marketing and certain related functions in San Francisco. In addition, higher fuel costs and the absence of the prior year S&W gain described above contributed to the increase in SG&A expense. These increases were partially offset by a decrease in transformation costs for the nine months ended January 25, 2009 to $0, compared to $14.0 million for the nine months ended January 27, 2008. For the remainder of fiscal 2009 we expect our year-over-year growth in marketing spending behind both new and existing products to accelerate in support of our growth strategy.

Operating Income

	Three Months Ended
	January 25, 2009	January 27, 2008	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$69.0	$59.9	$9.1	15.2%
Pet Products	76.7	66.4	10.3	15.5%
Corporate (a)	(12.2)	(16.1)	3.9	(24.2%)

Total	$133.5	$110.2	$23.3	21.1%

	Nine Months Ended
	January 25, 2009	January 27, 2008	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$124.6	$113.3	$11.3	10.0%
Pet Products	137.8	154.8	(17.0)	(11.0%)
Corporate (a)	(36.1)	(45.6)	9.5	(20.8%)

Total	$226.3	$222.5	$3.8	1.7%

(a)	Corporate represents expenses not directly attributable to reportable segments. For the three month periods ended January 25, 2009 and January 27, 2008, Corporate includes $0 and $5.2 million, respectively, of transformation-related expenses, including all severance-related restructuring costs associated with the transformation plan. For the nine month periods ended January 25, 2009 and January 27, 2008, Corporate includes $0 and $12.9 million, respectively, of transformation-related expenses, including all severance-related restructuring costs associated with the transformation plan.

Operating income for the three months ended January 25, 2009 was $133.5 million, an increase of $23.3 million, or 21.1%, compared to operating income of $110.2 million for the three months ended January 27, 2008. For the nine months ended January 25, 2009, operating income was $226.3 million, an increase of $3.8 million, or 1.7%, compared to operating income of $222.5 million for the nine months ended January 27, 2008.

Our Consumer Products reportable segment operating income increased by $9.1 million, or 15.2%, to $69.0 million for the three months ended January 25, 2009 from $59.9 million for the three months ended January 27, 2008. For the nine months ended January 25, 2009, our Consumer Products reportable segment operating income increased by $11.3 million, or 10.0%, to $124.6 million from $113.3 million for the nine months ended January 27, 2008. These increases in operating income were driven by the increased sales, including pricing actions, partially offset by higher costs. In addition, operating income for the three and nine months ended January 27, 2008 included a gain on the S&W sale described above, while the three and nine months ended January 25, 2009 had no such gain. The nine month results were also negatively impacted by unfavorable product mix in fruit and tomatoes.

Our Pet Products reportable segment operating income increased by $10.3 million, or 15.5%, to $76.7 million for the three months ended January 25, 2009 from $66.4 million for the three months ended January 27, 2008. This increase was driven by net pricing, partially offset by increased costs. For the nine months ended January 25, 2009, our Pet Products reportable segment operating income decreased by $17.0 million, or 11.0%, to $137.8 million from $154.8 million for the nine months ended January 27, 2008. This decrease in operating income was driven primarily by unfavorable product mix and the significant increase in costs, partially offset by the increase in sales, including pricing. The unfavorable product mix resulted from consumer purchases of higher value, larger size packages of dry pet food, which have a lower margin.

Our corporate expenses decreased by $3.9 million during the three months ended January 25, 2009 compared to the prior year period. This decrease resulted primarily from the decrease in transformation costs to $0 in the three months ended January 25, 2009, compared to $5.2 million of transformation costs in the three months ended January 27, 2008. Our corporate expenses decreased by $9.5 million during the nine months ended January 25, 2009 compared to January 27, 2008. This decrease resulted primarily from the decrease in transformation costs to $0 in the nine months ended January 25, 2009, compared to $12.9 million of transformation costs in the nine months ended January 27, 2008.

Interest expense. Interest expense decreased $6.6 million, or 19.4%, to $27.4 million for the three months ended January 25, 2009 from $34.0 million for the three months ended January 27, 2008. This decrease resulted primarily from lower debt levels and lower average interest rates. Interest expense decreased $17.6 million, or 17.1%, to $85.1 million for the nine months ended January 25, 2009 from $102.7 million for the nine months ended January 27, 2008. This decrease resulted primarily from lower average interest rates and lower debt levels.

Other (income) expense. Other expense of $7.9 million and $18.8 million for the three and nine months ended January 25, 2009, respectively, consists primarily of mark-to-market adjustments for our hedging contracts for heating oil and natural gas that remained open at the end of the quarter and foreign currency transaction losses. Other income of $1.1 million and $2.2 million for the three and nine months ended January 27, 2008, respectively, primarily consists of gains on hedging contracts.

Provision for Income Taxes. The effective tax rate for continuing operations for the three months ended January 25, 2009 was 39.3%, compared to 35.8% for the three months ended January 27, 2008. This increase is primarily due to the accrual of additional state tax resulting from a proposed tax assessment. For the nine months ended January 25, 2009, the effective tax rate was 35.5%, compared to 36.9% for the nine months ended January 27, 2008. The decrease in rate for the nine month period was primarily due to the cumulative benefit created by the Emergency Economic Stabilization Act of 2008 (The Act), enacted in October 2008, partially offset by the accrual of additional state tax as discussed above. The Act provided for the retroactive extension of a tax credit for companies operating in American Samoa. Due to the sale of the StarKist Seafood Business, we will not generate additional tax benefits from the tax law change in subsequent quarters. The retroactive impact of this change in tax law was recorded on a discrete basis in the second quarter of fiscal 2009 as a reduction to the provision for income taxes for continuing operations. As a result, we expect our effective tax rate for continuing operations to be between 36% and 37% for fiscal 2009.

Income from Discontinued Operations. The income from discontinued operations of $0.9 million for the three months ended January 25, 2009 primarily results from changes in estimates related to the sale of the StarKist Seafood Business. The pre-tax loss of $5.3 million results from adjustments to the working capital associated with the sale of the StarKist Seafood Business. The $6.2 million benefit for income taxes results from a change in income between tax jurisdictions applicable to the sale of the StarKist Seafood Business as well as the tax benefit associated with the $5.3 million pre-tax loss. The income from discontinued operations of $21.9 million for the nine months ended January 25, 2009 primarily results from a $29.9 million gain on the sale of our StarKist Seafood Business, which was sold in October 2008. The income from discontinued operations of $3.7 million and $5.7 million for the three and nine months ended January 27, 2008, respectively, primarily represents the results of operations of our StarKist Seafood Business, which was sold in October 2008. See “Corporate Overview“ above.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans. The effect of the Act on Del Monte is to encourage us to fully fund our defined benefit pension plans by 2011 and meet incremental plan funding thresholds applicable for each year prior to 2011. Further, the Act would impose certain negative consequences on our defined benefit plans beginning with the 2008 plan year if they do not meet certain of these threshold funding levels. Accordingly, this legislation has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. As of January 25, 2009 we made contributions of approximately $23.0 million in fiscal 2009. In fiscal 2008, we made contributions of $34.4 million, which included a minimum contribution of approximately $16.0 million and an incremental contribution of approximately $18.4 million. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. We expect to make contributions of approximately $30-$40 million in fiscal 2010. Refer to Note 11 to the Consolidated Financial Statements in our 2008 Annual Report for information about our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated (in millions):

	January 25, 2009	April 27, 2008
Short-term borrowings:
Revolving credit facility	$137.1	$—
Other	—	0.3

	$137.1	$0.3

Long-term debt:
Term A Loan	$223.3	$352.8
Term B Loan	641.4	839.2

Total Term Loans	864.7	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,564.7	1,892.0
Less current portion	30.7	37.2

	$1,534.0	$1,854.8

We borrowed $112.5 million from the revolving credit facility during the three months ended January 25, 2009. A total of $265.2 million was repaid during the three months ended January 25, 2009. During the nine months ended January 25, 2009, we borrowed $501.6 million from the revolving credit facility and repaid $364.5 million. As of January 25, 2009, the net availability under the revolving credit facility, reflecting $70.4 million of outstanding letters of credit, was $242.5 million. The blended interest rate on the revolving credit facility was approximately 2.54% on January 25, 2009. Additionally, to maintain availability of funds under the revolving credit facility, we pay a 0.375% commitment fee on the unused portion of the revolving credit facility. During the three months ended January 25, 2009 we applied $305.0 million from the divestiture of the StarKist Seafood Business toward the reduction of the Term A and the Term B loans.

Scheduled maturities of our long-term debt are $6.5 million for the remainder of fiscal 2009. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2010	$32.3
2011	331.3
2012	494.6
2013	450.0
2014	—

At some time during the next 15 months, we expect to pursue refinancing of some or all of our debt, particularly our debt under our senior credit facility in light of our scheduled maturities. The timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. Given the current economic environment, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, the expenses associated with any such refinancing could be material.

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

We are required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. As of January 25, 2009, we believe that we are in compliance with all such financial covenants. The maximum permitted leverage ratio decreases over time beginning in the fourth quarter of fiscal 2009, as set forth in the Senior Credit Facility. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control.

If we are unable to comply with the covenants under the Senior Credit Facility or any of the indentures governing our senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of our indebtedness.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at January 25, 2009:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term Debt	$1,564.7	$30.7	$834.0	$450.0	$250.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	238.7	51.2	71.5	45.3	70.7
Purchase Obligations (1)	905.7	404.8	298.9	132.8	69.2
Other Long-term Liabilities Reflected on the Balance Sheet (2)	248.0	—	71.8	39.0	137.2

Total Contractual Obligations	$2,957.1	$486.7	$1,276.2	$667.1	$527.1

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at January 25, 2009, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of January 25, 2009. Aggregate future payments for our grower commitments are estimated based on January 25, 2009 pricing and fiscal 2009 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five years, that salaries remain at current levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2008, the most recent period for which annual incentive awards have been paid.

(2)	As of January 25, 2009, we had unrecognized tax benefits of $14.9 million. We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Cash Flows

During the nine months ended January 25, 2009, our cash and cash equivalents decreased by $13.2 million and during the nine months ended January 27, 2008, our cash and cash equivalents increased by $8.2 million.

	Nine Months Ended
	January 25, 2009	January 27, 2008
	(in millions)
Net Cash Used in Operating Activities	$(88.9)	$—
Net Cash Provided by (Used in) Investing Activities	287.6	(49.6)
Net Cash (Used in) Provided by Financing Activities	(212.0)	57.1

Operating Activities. Cash used in operating activities for the nine months ended January 25, 2009 was $88.9 million, compared to $0 for the nine months ended January 27, 2008. This fluctuation was primarily driven by the higher inventory levels in the first nine months of fiscal 2009 and cash payments related to commodity futures positions. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash provided by investing activities for the nine months ended January 25, 2009 was $287.6 million compared to cash used in investing activities of $49.6 million for the nine months ended January 27, 2008. Cash provided by investing activities for the nine months ended January 25, 2009 consisted of proceeds from the sale of the StarKist Seafood Business, partially offset by capital spending. Cash used in investing activities for the nine months ended January 27, 2008 consisted primarily of capital spending. Capital spending during the first nine months of fiscal 2009 was $55.5 million compared to $66.4 million during the first nine months of fiscal 2008. Capital spending for the remainder of fiscal 2009 is expected to approximate $25 million to $35 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the nine months ended January 25, 2009 was $212.0 million compared to cash provided by financing activities of $57.1 million for the nine months ended January 27, 2008. During the first nine months of fiscal 2009, we borrowed a net of $136.8 million in short-term borrowings as a result of incurring seasonal borrowings for operations, compared to net borrowings of $149.6 million during the first nine months of fiscal 2008. In addition, during the nine months ended January 25, 2009 and January 27, 2008, we made repayments of $327.2 million and $22.0 million, respectively, towards our outstanding term loan principal. Repayments during the first nine months of fiscal 2009 included $305.0 million from the divestiture of the StarKist Seafood Business. We also paid $23.7 million and $24.3 million in dividends during the nine months ended January 25, 2009 and January 27, 2008, respectively.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP 142-3”).” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. In connection with any applicable future transactions, we will evaluate the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”).” This FSP expands the disclosure requirements under FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in FASB Statement No. 157, “Fair Value Measurements,” the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial results.

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

During the nine months ended January 25, 2009, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

During the nine months ended January 25, 2009, our interest rate cash flow hedges resulted in a $6.4 million decrease to other comprehensive income (“OCI”) and a $4.1 million decrease to deferred tax liabilities. Our interest rate cash flow hedges had an impact of $5.2 million on interest expense. On January 25, 2009, the fair value of our interest rate swap was recorded as a non-current liability of $24.1 million. As of April 27, 2008, the fair value of our interest rate swap was recorded as a non-current liability of $13.6 million.

The table below presents our market risk associated with debt obligations as of January 25, 2009. The fair values are based on quoted market prices. Variable interest rates disclosed represent the weighted average rates in effect on January 25, 2009.

	Maturity
	Remainder of Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	After Fiscal 2014	Total	Fair Value January 25, 2009
	(in millions, except percentages)
Interest Rate Risk:
Debt
Fixed Rate	$—	$—	$—	$—	$450.0	$—	$250.0	$700.0	$685.0
Average Interest Rate	—	—	—	—	8.63%	—	6.75%	7.96%
Variable Rate	$6.5	$32.3	$331.3	$494.6	$—	$—	$—	$864.7	$864.7
Average Interest Rate	2.21%	2.21%	2.21%	2.21%	—	—	—	2.21%
Interest Rate Swaps
Notional Amount	—	—	$400.0	—	—	—	—	$400.0	$24.1
Average Rate Receivable	—	—	1.13%	—	—	—	—	1.13%
Fixed Rate Payable	—	—	4.77%	—	—	—	—	4.77%

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

On January 25, 2009, the fair values of our commodities hedges were recorded as current assets of $1.7 million and current liabilities of $9.9 million. On April 27, 2008, the fair values of our commodities hedges were recorded as current assets of $2.5 million and current liabilities of $1.0 million.

Other: During the second quarter of fiscal 2009 we resumed our hedging program for heating oil. The heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. These contracts generally have a term of less than twelve months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains and losses are recorded directly as other income or expense. As of January 25, 2009, the fair values of our heating oil contracts were recorded as current liabilities of $2.1 million. We expect to continue our hedging program with respect to heating oil during the remainder of fiscal 2009.

We have a hedging program for natural gas. We account for these natural gas derivatives as either cash flow or economic hedges. These contracts generally have a term of 18 months or less. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the period natural gas is consumed and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. As of January 25, 2009, the fair values of our natural gas hedges were recorded as current liabilities of $11.3 million. As of April 27, 2008, the fair values of our natural gas hedges were recorded as current assets of $1.7 million. We expect to continue our hedging program with respect to natural gas during the remainder of fiscal 2009.

The table below presents our commodity, natural gas and heating oil derivative contracts as of January 25, 2009. The fair values indicated are based on quoted market prices. All of the commodity, natural gas and heating oil derivative contracts held on January 25, 2009 are scheduled to mature prior to the end of fiscal 2010.

	Soybean Meal (Short Tons)	Soybean Oil (Pounds)	Corn (Bushels)	Hard Wheat (Bushels)	Natural Gas (Decatherms)	Heating Oil (Gallons)
Futures Contracts
Contract Volumes	127,600	1,260,000	7,860,000	745,000	3,550,000	3,150,000
Weighted Average Price	$304.81	$0.38	$5.16	$7.03	$8.38	$2.14
Contract Amount ($ in millions)	$38.9	$0.5	$40.6	$5.2	$29.8	$6.7
Fair Value ($ in millions)	$(0.2)	$(0.1)	$(7.4)	$(0.5)	$(11.3)	$(2.1)

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 18 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as part of cost of products sold or other income or expense. As of January 25, 2009, the fair values of our foreign currency hedges were recorded as current assets of $2.2 million and current liabilities $3.0 million. As of April 27, 2008, the fair values of our foreign currency hedges were recorded as current assets of $1.3 million. We expect to continue our hedging program with respect to foreign currency during the remainder of fiscal 2009.

The table below presents our foreign currency derivative contracts as of January 25, 2009. The fair values indicated are based on quoted market prices. All of the foreign currency derivative contracts held on January 25, 2009 are scheduled to mature prior to the end of fiscal 2010.

Forward Currency Contracts
Firmly committed Forward Exchange Contracts (Mexican peso) (in millions)	261.3
Forward Exchange Agreements (Receive Mexican pesos/Pay $US) ($ in millions)	$18.2
Contract Amount (Mexican pesos) ($ in millions)	$21.7
Average Contractual Exchange Rate (Mexican pesos/$US)	12.0
Firmly committed Forward Exchange Contracts ($US) (in millions)	$14.5
Forward Exchange Agreements (Receive $US/Pay $CAD) ($CAD in millions)	$17.9
Contract Amount ($CAD in millions)	$15.3
Average Contractual Exchange Rate ($US/$CAD) ($US/$CAD)	0.95

The table below presents the changes in the following balance sheet accounts and impact on statement of income (loss) accounts of our commodities and other hedging and foreign currency exchange rate hedging activities:

	Three Months Ended		Nine Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
	(in millions)
Decrease in other comprehensive income (a)	$0.7	$7.1	$20.4	$9.0
Decrease in deferred tax liabilities	—	5.0	12.0	5.7
Increase (decrease) in cost of products sold	5.1	(2.2)	4.2	(1.2)
Increase (decrease) in other expense	7.5	(1.5)	14.5	(2.8)

(a)	The change in other comprehensive income is net of related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

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

Except as set forth below, there have been no material developments in our legal proceedings since the legal proceedings reported in the 2008 Annual Report:

As previously reported in our quarterly report on Form 10-Q for the period ended October 26, 2008, on October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that our advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and plan to vigorously defend ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

As previously disclosed in our 2008 Annual Report, beginning with the pet food recall announced by Menu Foods, Inc. in March 2007, many major pet food manufacturers, including us, announced recalls of select products. We believe there have been over 90 class actions and purported class actions relating to these pet food recalls. We have been named as a defendant in seven class actions or purported class actions related to our pet food and pet snack recall, which we initiated March 31, 2007.

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we were a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including us. The total settlement is $24.0 million. The portion of our contribution to this settlement is $250,000, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

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

As noted in our 2008 Annual Report, the willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs and the existing strength in our brands. During periods of economic uncertainty, consumers may be less willing or able to pay a price differential for our branded products, notwithstanding our marketing programs or strength of our brands, and may purchase more lower-priced offerings. Consumers may also migrate to higher-value, larger-sized packages of our branded products, which tend to have lower margins than our smaller-sized offerings. Consumers may forego some purchases altogether. Additionally, retailers may increase levels of promotional activity for lower-priced or value offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, economic downturns could reduce sales volumes of our higher margin branded products or lead to a shift in our mix toward our lower margin offerings, which could have an adverse effect on our results of operations.

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

Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving credit facility, which is part of our Senior Credit Facility. Each financial institution which is part of the syndicate for our revolving credit facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under the facility. For example, Lehman Commercial Paper, Inc. is obligated to provide approximately 0.45% of our $450 million revolving credit facility. Beginning in September, 2008, Lehman Commercial Paper, Inc. failed to fund its portion of requested borrowings under our revolving credit facility, and as of January 25, 2009 it remained a defaulting lender. If any participant or group of participants with a significant portion of the commitments in our revolving credit facility fail to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. If our liquidity is materially adversely impacted, particularly during the harvesting and packing months of June through October as we generate the vast majority of our fruit, vegetable and tomato inventories, our results of operations could be materially adversely affected.

A change in the assumptions used to value our reporting units or our indefinite-lived intangible assets could result in goodwill or other intangible asset impairment charges, which would adversely affect our results of operations.

As of January 25, 2009, our goodwill was comprised of $150.2 million related to our consumer products reporting unit and $1,187.5 million related to our pet products reporting unit. We test goodwill of our consumer products and pet products reporting units for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to a reporting unit or a significant decline in our market capitalization) may cause us to perform additional tests for impairment. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses).

We have evaluated the useful lives of our other intangible assets, primarily our capitalized brand names, and have determined that some of these brands have useful lives that generally ranged from 15 to 40 years (“Amortizing Brands”) and others have indefinite useful lives (“Non-Amortizing Brands”). As of January 25, 2009, the book value of our Non-Amortizing Brands was $1,071.6 million. We test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it).

Considerable judgment by us is necessary in estimating future cash flows, market interest rates, discount factors, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and other intangible assets. Many of these factors reflect our assumptions regarding the future performance of our businesses, which may be impacted by risks discussed elsewhere in this “Risk Factors” section. If we materially change our judgments or assumptions used in valuing our goodwill or other intangible assets in connection with any future impairment tests, we may conclude that the estimated fair value of the goodwill or Non-Amortizing Brand (as applicable) is less than the book value. This would result in a write down of the goodwill or Non-Amortizing Brand book value to the estimated fair value and recognition of an impairment charge. Any such an impairment charge would adversely affect our earnings and stockholders’ equity and could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
†10.1	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 6, 2008)

*10.2	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009**

*10.3	Del Monte Corporation AIP Deferred Compensation Plan, as amended and restated effective April 28, 2008 and dated December 31, 2008**

*10.4	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009 **

*10.5	Amendment No.1 to the Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2008 and dated December 31, 2008**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	indicates a management contract or compensatory plan or arrangement

†	confidential treatment has been granted as to portions of the exhibit

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

Dated: March 3, 2009