Form 10-K
period 2009-05-03
DEL MONTE FOODS CO
filed 2009-07-01
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on October 24, 2008 was $1,053,119,722 based on the number of shares held by non-affiliates of the Registrant and the reported last sale price of common stock on October 24, 2008 ($5.35), which was the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The Registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 26, 2009 was 197,756,359.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended May 3, 2009

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. The forward-looking statements contained in this annual report on Form 10-K include statements related to future financial operating results or related matters including: expected cost environment; our industry and categories; consumer behavior; expected environmental liabilities and compliance spending; expected impact of pricing actions; our accelerated growth plan and related expected actions, outcomes and opportunities; our productivity savings; expected increase in marketing spending; expected net sales growth; expected pension and other benefits expense and funding; expected tax rates; expected capital expenditures; expected liquidity and cash flows; and statements relating to our long-term potential.

Factors that could cause actual results to differ materially from those described in this annual report on Form 10-K include, among others: competition, including pricing and promotional spending levels by competitors; our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings; shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns; our ability to implement productivity initiatives to control or reduce costs; our debt levels and ability to refinance, service or reduce our debt and comply with covenants; disruptions in the financial markets; the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us; cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals; logistics and other transportation-related costs; sufficiency and effectiveness of marketing and trade promotion programs; our ability to launch new products and anticipate changing consumer and pet preferences; performance of our pet products business and produce sales; our ability to maintain or grow revenues or reduce overhead costs, particularly in connection with any termination of the Operating Services Agreement, dated as of October 6, 2008, between DMC and Starkist Co.; product distribution; the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer; industry trends, including changes in buying, inventory and other business practices by customers; hedging practices and the financial health of the counterparties to our hedging programs; currency and interest rate fluctuations; pension costs and funding requirements; impairments in the carrying value of goodwill or other intangible assets; transformative plans; adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations; contaminated ingredients; allegations that our products cause injury or illness, product recalls and product liability claims and other litigation; reliance on certain third parties, including co-packers, our broker, and third-party distribution centers or managers; any disruption to our manufacturing and distribution, particularly any disruption in or shortage of seasonal pack; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export regulations or duties; protecting our intellectual property rights or intellectual property infringement or violation claims; failure of our information technology systems; any accelerated departure from Terminal Island, CA; acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses; general economic and business conditions and other factors. See also “Item 1A. Risk Factors.”

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

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2010” means Del Monte’s fiscal year ending May 2, 2010; fiscal 2009” means Del Monte’s fiscal year ending May 3, 2009; “fiscal 2008” means Del Monte’s fiscal year ended April 27, 2008, “fiscal 2007” means Del Monte’s fiscal year ended April 29, 2007; “fiscal 2006” means Del Monte’s fiscal year ended April 30, 2006; and “fiscal 2005” means Del Monte’s fiscal year ended May 1, 2005.

Market Data

Unless otherwise indicated, all statements presented in this annual report on Form 10-K regarding Del Monte’s brands and market share are Del Monte all-outlet estimates of equivalent case volume for pet food and consumer markets while dollars are used for pet snacks, which we believe is a more appropriate measure for that business. These estimates are based on Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, dollar stores, and pet specialty stores). Nielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from Nielsen. References to processed vegetables, fruit and tomato products do not include frozen products. Market share data for processed vegetables and tomato products include only those categories in which Del Monte competes. Additionally, market share data for the processed tomato category excludes ketchup, spaghetti sauce and pizza sauce. The data for processed fruit includes major fruit, single-serve and packaged produce categories in which Del Monte competes, includes specialty and pineapple categories and excludes applesauce. The data for broth products includes the total broth category. The data for pet food includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks, and cat treat categories. To facilitate period to period comparisons despite our 53-week 2009 fiscal year, references to fiscal 2009 market share refer to the 52-week period ended May 2, 2009. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Wal-Mart, club stores, dollar stores, and pet specialty stores).

Trademarks

Del Monte, Contadina, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, College Inn, Kibbles ‘n Bits, 9Lives, Pup-Peroni, Snausages, Canine Carry-Outs, Meaty Bone, Jerky Treats, Pounce, Meow Mix, Alley Cat and Milk-Bone, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte,” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, generating $3.6 billion in net sales in fiscal 2009. Our leading food brands include Del Monte, S&W, Contadina, College Inn and other brand names, and our pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. We also produce private label food and pet products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At May 3, 2009, our principal facilities consist of 17 production facilities and 10 distribution centers in the United States, as well as two production facilities in Mexico and one production facility in Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

We believe our diversified, multi-category product line provides us with a competitive advantage in selling to the retail grocery industry. We sell our products in the U.S. retail dry grocery market and produce sections, primarily through grocery chains, club stores, supercenters and mass merchandisers. We believe we have developed strong relationships with our customers over the long term that provide a solid base for our business.

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

In fiscal 2004, we sold the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. In fiscal 2005, we acquired a fruit packing business, located in Mexico, and related assets.

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

On October 6, 2008, we (i) sold all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into a subsidiary of the purchaser and (iii) sold certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of our manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. See “Note 1. Business and Basis of Presentation” of our consolidated financial statements in this annual report on Form 10-K for more information regarding this divestiture.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to Del Monte Foods Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on October 6, 2008. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by Del Monte Foods Company.

The Industry

Overall. The United States consumer packaged goods industry is generally characterized by relatively stable growth, based on modest price and population increases. Companies are facing challenges due to rising cost inputs driven by ingredients, energy and packaging, as well as challenges due to evolving consumer preferences. We believe that the long-term fundamentals for the overall consumer packaged goods industry are favorable, particularly for branded manufacturers with an ability to innovate based on consumer insights through strong, well-known brands, to effectively price and to successfully manage relationships with customers who are industry leaders. While overall consumption growth is expected to be stable, we believe that certain categories that best meet consumer needs, such as packaged produce, dry pet foods and pet snacks, offer opportunities for higher margins and/or higher growth.

Our categories are affected by consumer behavioral changes in shopping and consumption, which may be impacted by economic conditions. We believe both pet and consumer categories reflected the current challenging economic environment with an increased focus on value-oriented products and larger package sizes. We see consumers migrating away from the grocery channel to value channels as well as shifting toward mainstream brands. As a result, discounters, clubs and outlets continue to grow; private label is growing; and, we believe, even affluent consumers are becoming value shoppers.

We face substantial competition throughout our product lines from numerous well-established businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. We generally compete based upon our brand strength and loyalty, product and packaging, quality and innovation, taste, nutrition, breadth of our product line, price, and convenience. A number of our competitors have broader product lines and substantially greater financial and other resources available to them.

However, food producers have been impacted by two key trends affecting their retail customers: cost pressures and competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters and mass merchandisers, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies.

The market share data presented below are estimates based on Nielsen Grocery Scanner and Nielsen Household Panel data and include all retail channels (which include grocery, Wal-Mart, club stores, dollar stores and pet specialty stores). Overall, the retail grocery channel has seen a shift in sales away from traditional grocery channels towards club stores, supercenters, mass merchandisers, dollar stores and pet specialty stores. References to trends for the categories in which we compete are based on internal estimates calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels.

Consumer Products. Our Consumer Products participate in a market of approximately $7 billion of retail sales annually. The fruit category we compete in grew by over 4% in fiscal 2009 as compared to fiscal 2008 driven by pricing. The vegetable category in which we compete increased by approximately 10% driven by pricing. The tomato category in which we compete grew approximately 11% driven by pricing. Broth category sales are up approximately 11% driven by pricing and new product innovation. Our vegetable, tomato and broth categories also benefitted from the trend to more in-home meal preparation. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 32.3%, 44.5% and 40.6% of processed fruit, vegetable and tomato sales, respectively, in fiscal 2009.

Pet Products. Our Pet Products participate in a market of approximately $19 billion of retail sales annually. This market experienced an increase of approximately 15% from fiscal 2008 to fiscal 2009. The categories in which we compete are dry and wet dog food, dry and wet cat food, and pet snacks. We believe that growth in these categories will continue to be fueled by higher spending due to the growing importance of pets as part of the family, increased rates of value-added new pet product entries, and pricing. Over half of all American households own a dog or a cat. In fiscal 2009, private label products accounted for 12.6% of the total market share in the Pet Products market in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

Reportable Segments

We have the following reportable segments:

•

The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, and broth products.

•	The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

For financial information by segment, refer to “Note 16. Segment Information” of our consolidated financial statements in this annual report on Form 10-K.

Company Products

Consumer Products. In our Consumer Products operating segment, we sell products under the Del Monte, S&W, Contadina, and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed fruit, vegetables and tomatoes in the United States, with market shares of 31.4%, 25.6% and 15.6% in fiscal 2009, respectively. Our fruit, vegetable and tomato products are in mature categories, characterized by high household penetration. Our fruit category includes emerging packaged produce products which are currently experiencing higher growth. Due to our strong brand awareness and our value-added products, we are able to price our fruit, vegetable and tomato products at a premium compared to private label products. College Inn broth products accounted for 12.4% of the total broth category in fiscal 2009 and was the second largest branded broth product in the U.S. It had 35.4% market share in its core markets in the northeastern United States, which made up 79.4% of its total case volume. Our fruit, vegetable, tomato and broth products compete primarily on the basis of brand recognition, taste, variety, convenience and value. In fiscal 2009, we continued our new product innovations with the launches of Del Monte Super Fruit, Del Monte Citrus Bowls and Del Monte Fruit Chillers Tubes.

Our competitors include branded and private label fruit, vegetable, tomato and broth processors. Our primary competitors include Dole, Seneca Foods and Pacific Coast Producers in the fruit category; General Mills and Seneca Foods in the vegetable category; Con Agra, Heinz and Unilever in the tomato category; and Campbell Soup and smaller regional brands in the broth category. In fiscal 2009, we increased our marketing investment related to the Del Monte brand.

Pet Products. Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni and Pounce, as well as private label products. We compete in the dry and wet dog food categories, with market shares of 7.2% and 4.8% in fiscal 2009, respectively; the dry and wet cat food categories, with market shares of 21.2% and 17.6%, respectively; and the pet snack category (excluding rawhide), with a market share of 27.0%, in fiscal 2009.

The products in the pet foods categories are primarily marketed under nationally recognized brands. Meow Mix cat food is associated by consumers with ingredient driven indulgence that “cats ask for by name,” while 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces and has historically been supported by national advertising campaigns. In fiscal 2009, we shifted our focus from product innovation to marketing investment behind our core brands to better respond to the competitive landscape. This increased marketing investment related primarily to Pup-Peroni dog snacks, Milk-Bone dog snacks and Meow Mix cat food.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Milk-Bone, Pup-Peroni and Pounce. Milk-Bone dog snacks include biscuits, which are differentiated on the basis of premium ingredients and the brand’s longstanding health and wellness positioning, and soft and chewy snacks. Pup-Peroni dog snacks include the traditional soft and chewy snack. Pounce cat snacks include both crunchy and soft snacks. Our pet snacks businesses also include the well-established brands Snausages, Jerky Treats, Canine Carry-Outs and Meaty Bone.

We compete in the pet food and pet snacks categories primarily based on taste, brand recognition, nutrition, variety and value. We face competition from branded and private label pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate, Procter & Gamble and Menu Foods.

Sales and Marketing

We use both a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales. Our College Inn foodservice sales in the United States and our sales of pet products in Canada are performed by Heinz through agency agreements. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a flat fee for this retail coverage.

We believe that a focused and consistent marketing strategy is critical to the successful merchandising and growth of our brands. In fiscal 2009, to enhance the role of marketing in our strategy, we centralized our marketing function in our San Francisco, California offices under the leadership of a Chief Marketing Officer. Our marketing function oversees new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target customers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign sales:

	Fiscal Year
	2009	2008	2007
	(in millions, except percentages)
Net Sales:
United States	$3,420.0	$2,997.9	$2,742.9
Foreign	206.9	181.9	129.6

Total net sales	$3,626.9	$3,179.8	$2,872.5

As a Percentage of Net Sales:
United States	94.3%	94.3%	95.5%
Foreign	5.7%	5.7%	4.5%

Total	100.0%	100.0%	100.0%

Our foreign sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations.

Foreign Operations

We have subsidiaries located in Canada, Mexico, Venezuela, Colombia and Peru. We operate a food processing plant in Venezuela. To supply sales of products in the South American market, we purchase raw product, primarily vegetables, from approximately 18 growers in Venezuela and tomato paste, frozen vegetables and fruit pulps from five suppliers in Chile. We operate two fruit processing plants in Mexico, and we buy citrus fruits from about 300 growers throughout Mexico, additional grapefruit from two suppliers in Texas and mangoes from approximately 20 growers in Mexico. See “Item 1A. Risk Factors—Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.”

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $29.1 million, or 4.5% of our total net fixed assets located in foreign countries at the end of fiscal 2009.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong relationships over the long term with the majority of significant participants in the retail grocery trade.

On a consolidated basis, sales to one customer, Wal-Mart, represented approximately 34% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Wal-Mart, which includes Wal-Mart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Wal-Mart representing in excess of 20% of list sales in each of our segments. In addition, our top 10 customers represented approximately 62% of our list sales for fiscal 2009.

Our sales teams work with our customers to promote the resale of our products in their stores. These efforts include working with customers in the areas of merchandising, product assortment and distribution and shelving. Our customers provide us with purchase orders as they desire product and we fill these orders based on generally standard terms of sale. Where we provide private label products for our customers, we typically supply those customers on a purchase order basis as well. These purchase orders could be on a stand-alone basis, or issued under a master agreement that sets forth matters such as payment and delivery terms. Our arrangements with our largest customer, Wal-Mart, operate in generally the same fashion as those with our other customers and on overall similar terms.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, economic climate, seasonal factors, exchange rates or other circumstances. Raw materials reflect only a portion of our cost of goods sold. See “Item 1A. Risk Factors—The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.” and “—Adverse weather conditions, natural disasters, pestilences and other natural conditions can affect crops and other inputs, which can adversely affect our operations and our results of operations.”

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Consumer Products operating segment, each year, we buy over 1.2 million tons of fresh fruit, vegetables and tomatoes from individual growers, farmers, and cooperatives located primarily in the United States. Our fruit supply contracts range from one to ten years. Prices are generally negotiated with grower associations annually. We purchase raw material from over 500 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Prices are negotiated annually. We purchase raw product from over 500 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. We purchase raw tomatoes from approximately 30 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including sugar and sweeteners, spices, proteins, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land. We also have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. This agreement has an indefinite term, subject to termination on three years notice.

Pet Products

We purchase certain commodities such as soybean meal, corn and wheat. For these commodities, we maintain a hedging program designed to limit our financial exposure to price fluctuations. Historically, average coverage of these hedges has ranged up to 18 months of projected production requirements. See “Item 1A. Risk Factors—If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in the values of our commodity and other derivatives will impact our earnings.” We generally purchase meat, meat by-products (including fats and oils), vitamins/flavorings, flour, and other ingredients through supply agreements or on the open market.

Cans and Ends

We have long-term supply agreements with two suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) was amended and restated January 23, 2008 and, as described in “Note 3. Discontinued Operations” of our consolidated financial statements in this annual report on Form 10-K, this agreement was bifurcated in connection with the sale of the StarKist Seafood Business in October 2008. Currently, our agreement grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. The minimum commitment under this agreement for fiscal 2010 is approximately $50.9 million. The Impress agreement expires December 31, 2015. Our agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for our fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable and tomato products from Silgan. As of May 3, 2009, we have committed to make purchases of approximately $36.1 million in fiscal 2010. Pricing under the Impress agreement and the Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

Consumer Products. We operate 15 production facilities for our Consumer Products reportable segment in the United States, Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. A significant portion of our Consumer Products operating segment has a seasonal production cycle that generally runs between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while our remanufactured fruit and tomato products and our College Inn broth products are generally produced throughout the year.

Our Consumer Products operating segment uses 26 co-packers and one re-packer, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges, asparagus, and certain other products. We also periodically use co-packers to supplement supplies of certain processed fruit, vegetable and tomato products.

Pet Products. At the end of fiscal 2009, our pet products were primarily manufactured in five of our production facilities, located in the U.S. We also use nine co-packers and nine re-packers located within the U.S., American Samoa, Canada and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, produces a variety of dry dog and cat products and the majority of our canned pet product requirements. In Lawrence, KS, we pack all of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide variety of dry dog and cat products. In addition, our Topeka factory produces the majority of our soft and chewy pet snacks in a wide range of packages. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food factories supply pet products for both the U.S. and Canadian markets.

Distribution

Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Distribution centers provide casing, labeling and special packaging and other services. From time to time we evaluate our distribution center network and, accordingly, may make changes to our network. See “Item 2. Properties” for a listing of the principal distribution centers owned or leased by us. In addition, our distribution network includes third-party distribution centers. See “Item 1A. Risk Factors—We rely upon a number of third parties to manage or provide distribution centers for our products. Failures by these third parties could adversely affect our business.”

Research and Development

Our research and development organization provides product, packaging and process development. In fiscal 2009, 2008 and 2007, research and development expenditures were $23.7 million, $23.7 million and $23.5 million, respectively. We maintain a research and development facility in Walnut Creek, CA, where we develop new products and product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including packaging, pest management, food science, environmental and engineering. We also operate a research and development facility in Terminal Island, CA where we develop new products and product line extensions and research existing products related to pet food and pet snacks. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Consumer Products: Del Monte, Contadina, S&W, SunFresh, Fruit Cup, Fruit Naturals, Orchard Select, and College Inn.

•	Pet Products: Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Pounce, Snausages, Canine Carry-Outs, Meaty Bone, and Jerky Treats.

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

Our registered and unregistered trademarks associated with the pet business relate primarily to North America and South America. With respect to our broth business, our trademarks relate primarily to the United States, Canada and Australia. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

As of May 3, 2009, we owned 29 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2009 and 2025 and cannot be renewed. Our patents are generally not material to our business.

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

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets to other companies or their affiliates. Licenses for the use of the Del Monte name and trademark are generally for use outside of the United States. For example, Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States); and Fresh Del Monte Produce Inc., through its subsidiary Del Monte Foods International, Inc. and its affiliates, holds the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa). These companies are not affiliated with Del Monte. We have granted other licenses for the use of our trademarks both within and outside of the United States.

We retain the right to review the quality of the licensees’ products under each of our license agreements. We generally may inspect the licensees’ facilities for quality and may require the licensees to periodically submit samples to us for inspection. Licensees may grant sublicenses but all sublicensees are bound by these quality control standards and other terms of the license.

In addition to granting certain licenses, we have sold trademarks from time to time. On November 18, 2003, we finalized the sale of the Techni-Cal trademarks in certain foreign jurisdictions outside of the United States and Canada. On April 16, 2004, we sold our rights in the IVD and Medi-Cal trademarks, as well as our rights in the Techni-Cal trademarks in the United States and Canada. During fiscal 2007, in addition to granting a license with respect to the S&W trademark for beans in the United States, we sold the rights to the S&W trademark in Australia and New Zealand. During fiscal 2008, we sold our remaining rights to the S&W trademark in all markets outside of North and South America.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $6.2 million in fiscal 2010 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. This includes capital expenditures to purchase land for wastewater treatment. We believe that our environmental matters for fiscal 2010 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business.”

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

We typically use cash from operations in addition to our revolver to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, the majority of our cash flow is generated in our third and fourth quarters as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also has an effect, but to a lesser extent, upon our results of operations. Broth and pet products are produced throughout the year.

Employees

As of May 3, 2009, we employed approximately 5,400 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during our fruit, vegetable and tomato pack season, typically June through October, adding approximately 9,400 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of May 3, 2009, we had 18 collective bargaining agreements with 15 union locals covering approximately 77% of our hourly full-time and seasonal employees. Of these employees, approximately 54% are covered under collective bargaining agreements scheduled to expire in fiscal 2010 and approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2011. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of June 26, 2009, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	64	Chairman of the Board, President and Chief Executive Officer; Director
Nils Lommerin	44	Chief Operating Officer
David L. Meyers	63	Executive Vice President, Administration and Chief Financial Officer
Timothy A. Cole	52	Executive Vice President, Sales
David W. Allen	48	Senior Vice President, Operations and Supply Chain
Larry E. Bodner	46	Senior Vice President, Finance and Investor Relations
Marc L. Brown	49	Senior Vice President, Corporate Service Center and Chief Information Officer
Richard L. French	52	Senior Vice President, Treasurer, Chief Accounting Officer and Controller
Richard W. Muto	58	Senior Vice President and Chief Human Resources Officer
William D. Pearce	46	Senior Vice President, Chief Marketing Officer
James G. Potter	51	Senior Vice President, General Counsel and Secretary

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

David W. Allen, Senior Vice President, Operations and Supply Chain. Mr. Allen was appointed Senior Vice President, Operations and Supply Chain in June 2006, having served as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S. Foodservice, a division of Royal Ahold, from 2004 to 2005 and Chief Executive Officer of WorldChain, Inc., a supply chain services company, from 2001 to 2004. He served as Vice President, Worldwide Operations of Dell Inc. from 1999 to 2000. From 1991 to 1999, Mr. Allen held a variety of positions at Frito-Lay North America, a division of PepsiCo, Inc., most recently as its Senior Vice President, Operations. Mr. Allen also serves on the board of directors of American Italian Pasta Company.

Larry E. Bodner, Senior Vice President, Finance and Investor Relations. Mr. Bodner joined Del Monte in July 2003 and was appointed to his current position in October 2007. Mr. Bodner was Vice President, Finance and Investor Relations from July 2006 to October 2007 and Vice President, Internal Reporting and Financial Analysis from July 2003 to July 2006. Prior to joining Del Monte, he was Chief Operating Officer of Market Compass from May 2001 to July 2003 and Chief Operating Officer/ Chief Financial Officer of SelfCare from 1998 to 2001. From 1995 to 1997, Mr. Bodner held a variety of senior financial positions with The Walt Disney Company. From 1986 to 1994, Mr. Bodner held a variety of finance positions with The Procter & Gamble Company.

Marc L. Brown, Senior Vice President, Corporate Service Center and Chief Information Officer. Mr. Brown joined Del Monte in December 2002 and was appointed Senior Vice President, Corporate Service Center and Chief Information Officer in May 2008. Mr. Brown was Vice President, Chief Information Officer from May 2004 to May 2008 and Vice President, Information Technology from April 2003 to May 2004, and Mr. Brown served as Vice-President, Information Systems from December 2002 to April 2003. From August 1996 to December 2002, he held a variety of information technology positions with the Heinz North America and Heinz Frozen Foods divisions of the H.J. Heinz Company. Prior to August 1996, Mr. Brown was with Andersen Consulting.

Richard L. French, Senior Vice President, Treasurer, Chief Accounting Officer and Controller. Mr. French joined Del Monte in 1980 and was elected to his current position in June 2008. Mr. French was Senior Vice President, Chief Accounting Officer and Controller of Del Monte from May 1998 through June 2008 and Vice President and Chief Accounting Officer from August 1993 through May 1998. Prior to August 1993, he held a variety of positions within Del Monte’s financial organization.

Richard W. Muto, Senior Vice President and Chief Human Resources Officer. Mr. Muto joined Del Monte in 1974 and was elected to his current position in June 2008. Mr. Muto was Vice President, Human Resources from June 2007 to June 2008 and Vice President, Human Resources, U.S. and International Operations of Del Monte from December 1992 through June 2007. Prior to December 1992, he held a variety of positions within Del Monte’s human resources organization and, from 1986 to 1989, RJR Nabisco.

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

The food and pet product categories in which we participate are highly competitive and, if we are not able to compete effectively, our results of operations could be adversely affected.

The food and pet product categories in which we participate are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products that are generally sold at lower prices, imports, other national and regional brands and fresh and frozen alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We cannot assure you that we can compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

Our success depends in part upon our ability to persuade consumers to purchase our branded products versus lower-priced branded and private-label offerings. During economic downturns, such as the current economic crisis, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, which may adversely affect our results of operations.

Our branded products generally command a price premium as compared to the prices of the private-label products with which they compete. Additionally, our branded products in our Consumer Products segment generally command a price premium as compared to the prices of the branded products with which they compete. These price premiums have increased in recent years for certain of our products. The current premium for our products may limit our ability to effectively implement further price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs, the continuing strength of our brands and general economic conditions. During periods of challenging economic conditions, such as the current economic crisis, consumers may be less willing or able to pay a price differential for our branded products, notwithstanding our marketing programs or the strength of our brands, and may shift purchases away from our branded products to lower-priced offerings or forgo purchases of our products altogether. If the price premium for our branded products exceeds the amount consumers are willing to pay, whether due to economic conditions or otherwise, our sales would suffer and our revenues and results of operations could be adversely affected. In addition, during periods of challenging economic conditions, consumers may also migrate to higher-value, larger-sized packages of our branded products (which tend to have lower margins than our smaller-sized offerings), which could also have an adverse effect on our results of operations.

If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.

We rely in part on price increases to neutralize cost increases and improve the profitability of our business. We have implemented significant price increases for our products in recent years. In fiscal 2009, price increases accounted for a 12.4% increase in sales while volume and mix made up the other 1.7% increase in sales. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, aggregate industry supply, category limitations, market demand and economic conditions. Because of the current economic crisis, our ability to further increase the prices of our products may be constrained in the near term. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we are unable to maintain or increase prices for our products (or must increase promotional activity), our results of operations could be adversely affected. Additionally, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our results of operations could be adversely affected.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient, commodity and raw product costs, are outside or substantially outside our control, we generally must seek to control or reduce costs in other areas, such as operating efficiency. For example, in fiscal 2008, we realigned the manufacture of certain of our dry pet food products, enabling us to reduce the number of miles we had to ship such products, which in turn improved our cost structure. Such initiatives are important to our success. If in the future we are not able to conceive of and complete additional initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our results of operations could be adversely affected.

Our results of operations and earnings may not meet guidance or expectations.

We provide extensive public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this annual report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

Our substantial indebtedness could adversely affect our operations and financial condition.

As of May 3, 2009, we had a total of $1,560.5 million of indebtedness. Our level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•	reducing our flexibility to adjust to changing business and market conditions and making us more vulnerable to economic downturns; and

•	making us vulnerable to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates or needs to be refinanced.

Continuing disruptions in the financial markets, a ratings downgrade or other factors could affect our ability to refinance our debt on reasonable terms, or at all.

The revolving credit facility and Term A loan facility that are a part of our Senior Credit Facility each mature on February 8, 2011; and the Term B loan facility that is part of our Senior Credit Facility matures on February 8, 2012. Our 8 5/8% senior subordinated notes mature on December 15, 2012. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our Senior Credit Facility or 8 5/8% senior subordinated notes could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the interest rate spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms (including interest rate), or at all. Any downgrade of Del Monte’s corporate or debt ratings by any of the major ratings agencies, which could result from our financial performance, acquisitions, share repurchases or other factors, could also negatively impact our access to debt financing or refinancing on favorable terms (including interest rate), or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations, limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

If our cash from operations is not sufficient to enable us to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. If our cash from operations is not sufficient to meet our operating needs, expenditures and debt service obligations, we may be required to refinance our debt, sell assets, borrow additional money or raise equity.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product and marketing innovation, pressure from competitors, consumer preferences and other matters discussed in this annual report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. Moreover, if we do not have enough cash to pay our debt service obligations, we may be required to amend our Senior Credit Facility (or future senior credit facility, if any) or indentures, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all and we currently anticipate that we will need to refinance or extend our existing Senior Credit Facility.

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

Our Senior Credit Facility also requires us to maintain compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio and satisfy financial condition tests. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). We cannot assure you that we will comply with these ratios and tests. Our Senior Credit Facility may also limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) will result in an event of default.

If we are not in compliance with our covenants under our Senior Credit Facility, we will be unable to borrow additional funds under our revolving credit facility (which is a part of our Senior Credit

Facility), and may experience significant liquidity issues. Additionally, a breach of any of the covenants, ratios, tests or restrictions contained in our Senior Credit Facility or indentures could result in an event of default under our Senior Credit Facility and under our indentures in which case the amounts outstanding under our Senior Credit Facility and indentures could be declared immediately due and payable. If the payment of the indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

If we breach or anticipate a breach of any of the covenants, ratios, tests or restrictions contained in our Senior Credit Facility or indentures, we may seek to amend our Senior Credit Facility or indentures, refinance all or part of our existing debt, sell assets, or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all. We expect that any future senior credit facility we enter into, if any, would include generally the same types of restrictions and accordingly would pose similar risks.

Despite our significant indebtedness, we may still be able to incur substantially more debt in the future through additional borrowings. This could further exacerbate the risks to our business described above.

While our Senior Credit Facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions (including pro forma covenant compliance), we are permitted to incur an amount not to exceed $300.0 million of additional unsecured indebtedness and we are permitted to borrow, subject to the willingness of lenders to fund such borrowing and other conditions, up to an additional $400.0 million through an increase in the Term Loan facility under our existing Senior Credit Facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. Additionally, we have the ability to incur substantial additional indebtedness pursuant to our $450.0 million revolving credit facility, which is part of our Senior Credit Facility. We expect that any future senior credit facility we enter into, if any, would provide for similar flexibility to incur additional indebtedness. We may incur indebtedness in the future for, among other things, working capital purposes, to fund acquisitions or investments and to pay refinancing costs. If our current debt level increases, the related risks we face could intensify.

If the financial institutions that are part of the syndicate of our revolving credit facility fail to extend credit under our facility, our liquidity and results of operations may be adversely affected.

Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. We have access to capital through our revolving credit facility, which is part of our Senior Credit Facility. Each financial institution which is part of the syndicate for our revolving credit facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. For example, Lehman Commercial Paper, Inc. is obligated to provide approximately 0.45% of our $450 million revolving credit facility. Beginning in September 2008, Lehman Commercial Paper, Inc. failed to fund its portion of requested borrowings under our revolving credit facility, and as of May 3, 2009 it remained a defaulting lender. If any participant or group of participants with a significant portion of the commitments in our revolving credit facility fail to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. If our liquidity under our revolving credit facility is materially adversely impacted, particularly during the harvesting and packing months of June through October when we have our highest cash needs, our results of operations could be materially adversely affected.

The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities, ingredients and other raw materials that we use include energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals. Prices for these and other items we use may be volatile and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity, ingredient and other raw material price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse affect on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both raw materials and finished product and natural gas prices also affect our production costs. If we are not able to increase our product prices to offset price increases of our inputs, commodities, ingredients and other raw materials, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our results of operations.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations. Our ability to competitively serve our customers depends on the cost and availability of reliable transportation.

Logistics and other transportation related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to the market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, service failures by our third-party logistics service provider, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient promotional and marketing investments with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. In fiscal 2010, we expect to significantly increase our marketing spending. Additionally, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our promotional programs. The sufficiency and effectiveness of our marketing and trade promotion practices is important to our ability to retain or improve our market share or margins. If our marketing and trade promotion programs are not successful or if we fail to implement sufficient and effective marketing and promotional programs, our business, results of operations and financial condition may be adversely affected.

We may be unable to successfully introduce new products or anticipate changes in consumer or pet preferences, which could adversely affect our results of operations.

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products, and anticipate and offer products that appeal to the changing tastes, dietary habits and trends and product packaging preferences of consumers and, as applicable, their pets, in the market categories in which we compete. We cannot be certain that opportunities for product innovation will exist or that we will be able to successfully introduce new products. We incur significant development and marketing costs in connection with the introduction of new products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not able to anticipate, identify or develop and market products that respond to changes in consumer or pet preferences or if our new product introductions fail to gain consumer acceptance, we may not grow our business as anticipated. Additionally, demand for our products could decline and our results of operations could be adversely affected.

Our success depends in part on our ability to grow our pet products business and our packaged produce sales.

Our current strategy for growing our business includes efforts to expand our pet products business and our packaged produce sales. Because of current economic conditions and corresponding changes in consumer behavior, it may be difficult to grow in these areas, especially in packaged produce due to the relatively higher price of our packaged produce products compared to other shelf-stable products. Our efforts to grow in these areas include expanded marketing efforts and product innovation efforts, which carry risks discussed elsewhere in this “Risk Factors” section.

Our operating results and earnings per share could be adversely impacted if we are unable to maintain or grow our revenues or reduce overhead costs if our revenues decline.

We incur significant general and administrative expenses to support our businesses. If we are unable to maintain or grow our revenues, either through organic initiatives or acquisitions, or reduce our overhead costs if our revenues or income decline, our results of operations could be adversely affected. For example, in connection with our sale in October 2008 of our StarKist Seafood Business to Dongwon Industries Co. Ltd. and its subsidiaries, we entered into a two-year operating services agreement with Starkist Co. (an affiliate of Dongwon Industries Co. Ltd.) to provide various operational services to Starkist Co., such as warehousing, distribution, transportation sales, IT and administration. If we have not grown our business sufficiently to replace the income attributable to the operating services agreement at the time of its termination, our general and administrative expenses (if not also reduced) would be supporting a lower income base and our earnings would be adversely affected. To the extent the growth of our business occurs during a time period where we also have income from the operating services agreement, the year-over-year comparison of financial results will still be adversely affected upon termination of the operating services agreement to the extent we are not able to reduce overhead costs upon such termination.

We may not be able to successfully maintain the level of our product distribution to high volume club stores and other mass merchandisers, which could adversely impact our net sales and results of operations.

The success of our business strategy depends, in part, on our ability to maintain the level of our product distribution, and consequently our sales, through high volume club stores, supercenters and mass merchandisers. Consumers are increasingly shopping at club stores and mass merchandisers as an alternative to traditional grocery channels. If we are unable to maintain or grow the level of our sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product or when a bid process is used. These high-volume club stores and mass merchandisers periodically re-evaluate the products they carry and if a major customer elected to stop carrying one of our products, our sales could be adversely affected. Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the store until the next selection period. Our sales volume could decrease if our offer is too high and we lose the ability to distribute our products, even temporarily, through such customer. Conversely, we risk depressing our margins if our offer is successful but below our targeted price points. Either of these outcomes could have an adverse effect on our results of operations.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2009, our top customer, Wal-Mart (including Wal-Mart’s stores and supercenters as well as SAM’S CLUB), represented approximately 34% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 62% of our overall list sales. These percentages may increase if there is additional consolidation among food retailers or if the growth of mass merchandisers continues. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, there can be no assurance that these customers will continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. Changes in our customers’ strategies, including a reduction in the number of brands they carry, a shift of shelf space to private label products or a reduction in shelf space for core grocery items may adversely affect our sales. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Because of the current economic crisis, our customers may be more susceptible to experiencing any of the foregoing conditions. If our customers experience financial difficulties (including difficulty accessing funds necessary to operate their businesses), bankruptcy or other business disruptions because of current economic conditions or otherwise, our customers could reduce or cease purchases of our products, discontinue operations, or delay payment, or fail to pay, for products purchased, each of which could adversely affect our results of operations. In addition, to the extent that any customer seeks protection under the bankruptcy laws, such customer may seek return of moneys already paid to us. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in the values of our commodity and other derivatives will impact our earnings.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat and soybean meal used in the production of certain of our products. Additionally, we have hedging programs relating to natural gas and heating oil (as a proxy for fluctuations in diesel fuel prices). See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs. We may use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. Additionally, changes in the value of our commodities and other derivatives accounted for as economic hedges are recorded directly in earnings, while for our commodities and other derivatives accounted for as cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Accordingly, particularly with respect to economic hedges and the ineffective portion of cash flow hedges, volatility in commodities and other hedged items could result in volatility in our earnings.

We may be exposed to counterparty risk in our currency, interest rate and commodity hedging arrangements.

From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Additionally, in the future, we may enter into arrangements with financial institutions to hedge our exposure to fluctuations in commodity prices, including swap agreements, as an alternative to exchange-traded derivatives. Recently, a number of financial institutions similar to those that serve or may serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of any of the counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.

Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our results of operations.

We sponsor three qualified defined benefit pension plans and various other nonqualified retirement and supplemental retirement plans. The difference between plan obligations and assets, or the funded status of plans, significantly affects net periodic benefit costs of our pension plans and our ongoing funding requirements of those plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

A change in the assumptions used to value our reporting units or our indefinite-lived intangible assets could result in goodwill or other intangible asset impairment charges, which would adversely affect our results of operations.

As of May 3, 2009, our goodwill was comprised of $150.2 million related to our consumer products reporting unit and $1,187.5 million related to our pet products reporting unit. We test goodwill of our consumer products and pet products reporting units for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to a reporting unit or a significant decline in our market capitalization) may cause us to perform additional tests for impairment and may also cause us to change our judgments or assumptions. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses).

As of May 3, 2009, the book value of our capitalized brand names that we have determined have indefinite lives (“Non-Amortizing Brands”) was $1,071.6 million. We test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it).

Considerable judgment by us is necessary in estimating future cash flows, market interest rates, discount factors, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and other intangible assets. Many of these factors reflect our assumptions regarding the future performance of our businesses, which may be impacted by risks discussed elsewhere in this “Risk Factors” section. If we materially change our judgments or assumptions used in valuing our goodwill or other intangible assets in connection with any future impairment tests, we may conclude that the estimated fair value of the goodwill or Non-Amortizing Brand (as applicable) is less than the book value. This would result in a write down of the goodwill or Non-Amortizing Brand book value to the estimated fair value and recognition of an impairment charge. Any such impairment charge would adversely affect our earnings and stockholders’ equity and could be material.

Transformative plans involve risk and may adversely affect our business and financial results.

We may in the future contemplate and adopt plans intended to effect significant change within our company. For example, in fiscal 2008, we completed a two-year transformation plan for which we incurred significant costs. Our future plans, if any, may, but need not, involve disposal of plants, distribution centers, businesses or other assets as well as additional headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employees’ attention from other business concerns. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

Adverse weather conditions, natural disasters, pestilences and other natural conditions can affect crops and other inputs, which can adversely affect our operations and our results of operations.

The commodities, ingredients and raw materials that we use in the production of our products (including, among others, fruits, vegetables, tomatoes and grain) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences. Adverse weather conditions may be impacted by global warming and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing raw materials if harvests are accelerated and processing capacity is unavailable, or interrupt or delay our production schedules if harvests are delayed. For example, our tomato suppliers are located in California, which is currently experiencing a drought. This has resulted in higher prices for fiscal 2010. If drought conditions continue in California, our supplies of tomatoes may be reduced and the price we pay for tomatoes in future years may increase further, which could adversely affect our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for raw materials could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.”

Natural disasters can disrupt our operations, which could adversely affect our results of operations.

A natural disaster such as an earthquake, tornado, fire, flood, or severe storm or other catastrophic event, affecting our operating activities or major facilities, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We are particularly susceptible to earthquakes as our executive offices, our research centers, and some of our fruit, vegetable and tomato operations are located in California where earthquakes periodically occur. Additionally, some of our pet operations are located in places where tornados periodically occur, such as Alabama and Kansas. If our operations are damaged by an earthquake, tornado or other disaster, we may be subject to supply interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business and results of operations.

If ingredients or other raw materials we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients, commodities and other raw materials that we use in producing our products from third party suppliers. If these materials are alleged or prove to include contaminants affecting the safety or quality of our products, we may need to find alternate materials for our products, delay production of our products, or discard or otherwise dispose of our products. Additionally, if the presence of such contaminants are not alleged or discovered until after the affected product has been distributed, we may need to withdraw or recall the affected product and we may experience adverse publicity or product liability claims. In either case, our results of operations could be adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in March 2007, we initiated a recall of a number of our pet food and pet snack products. Consumer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our brands, business, results of operations and financial condition.

We also may be subject to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims would likely be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our brands, business, results of operations and financial condition.

We rely upon a number of third parties to manage or provide distribution centers for our products. Failures by these third parties could adversely affect our business.

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

We rely primarily on a single company to provide us with logistics services and any failure by this provider to effectively service us could adversely affect our business.

Our logistics requirements in connection with transporting our products are handled primarily by a third-party logistics service provider. Such services include: scheduling and coordinating transportation of finished products to our distribution centers and customers; shipment tracking; freight dispatch services; transportation related payment services; and filing, collecting and resolving freight claims. Any sudden or unexpected disruption of these services for any reason could significantly disrupt our business.

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

Disruption of our supply chain could adversely affect our business and results of operations.

Our ability and the ability of our suppliers, co-packers and other business partners to make, move and sell products are critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemics, strikes or other reasons (including other reasons discussed elsewhere in this “Risk Factors” section) could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location or if such events impact our seasonal pack, could adversely affect our business and results of operations.

Inventory production in our Consumer Products operating segment is highly seasonal. Interference with our production schedule during peak months or inventory shortages could negatively impact our results of operations.

We do not manufacture the majority of our fruit, vegetable and tomato products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season.” An unexpected plant shutdown or any other material interference with our production schedule for any reason could adversely affect our results of operations.

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

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Concerns about global warming may result in additional regulation of green-house gas emissions. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at some designated “Superfund Sites” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. We are currently conducting investigation and remedial activities at some locations, and other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws in the future. Costs to investigate and remediate any such contamination could be material. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing food and pet products are activities that are subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including federal Country of Origin Labeling (“COOL”) requirements, can be costly or may otherwise adversely affect our business. For example, legislation has been introduced in various jurisdictions in the United States to regulate bisphenol-A (which is an odorless, tasteless food-grade chemical used to coat the interior of our cans). If legislation or other regulations are enacted restricting the use of bisphenol-A or requiring us to provide warnings regarding bisphenol-A under, for example, California’s Proposition 65, our costs of production could increase or our sales could be adversely affected. Other chemicals we use have also been proposed for listing under Proposition 65. Failure to comply with all applicable laws and regulations, including, among others, Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Failure by us or our third-party co-packers to comply with environmental or other regulations may disrupt our supply of certain products and adversely affect our results of operations.

Our production facilities and those of our co-packers, whether in the U.S. or overseas, are subject to a number of regulations, including environmental regulations. Failure by us or any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt our or their operations. Disruption of our operations or the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our net sales and other results of operations. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations could adversely affect our results of operations.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins, some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products and most of our broth products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. Because of the current economic crisis, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. As of May 3, 2009, three of our twenty production facilities were located abroad, thirteen of our thirty-five co-packers were located in foreign locations and one of the thirty-five was located in American Samoa. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability, which may adversely affect our results of operations. For example, Venezuela (where we have one production facility) and, to a lesser extent, Mexico (where we have two production facilities) are currently experiencing political and economic instability and we have operating facilities in each of these countries. Furthermore, foreign countries in which we produce our products as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. For example, in Venezuela, the government has recently seized several food production facilities for allegedly skirting price controls. Given the political and economic instability in the region, we cannot assure you that the Venezuelan government will not take actions that impact our operations. Other events that disrupt foreign production or generate consumer concerns (whether justified or not) regarding foreign-produced products could also adversely affect our business. Additionally, our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks Del Monte, 9Lives, Kibbles ’n Bits, Meow Mix, and Milk-Bone, are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Intellectual property infringement or violation claims may adversely impact our results of operations.

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, such risk may be exacerbated. We have in the past been subject to such claims. For example, in fiscal 2005, we lost a case brought against us by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc. As a result of the judgment against us, we were required to pay, among other amounts, compensatory damages of $3.6 million. We were also enjoined from further sales of the pet products named in the litigation, which resulted in us incurring additional expense (relating to the inventories we held of such products and specialized fixed assets used in the manufacture of such products). We are also currently subject to such claims. In October 2008, Fresh Del Monte Produce Inc. filed a complaint against us that alleges, among other things, that we breached our trademark license agreement with Fresh Del Monte through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores. Claims of infringement or violation may require us to engage in litigation to determine the scope and validity of such claims, change our products or cease selling certain products. Any of such events may adversely impact our results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

As of May 3, 2009, we have 18 collective bargaining agreements with 15 union locals covering approximately 77% of our hourly full time and seasonal employees. Of these employees, approximately 54% are covered under collective bargaining agreements scheduled to expire in fiscal 2010 and approximately 27% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2011. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

If we are required to accelerate our departure from Terminal Island, CA, we would incur expenses that could materially adversely affect our earnings.

The current ground lease for our facilities in Terminal Island, CA terminated May 1, 2006, at which time it converted to a month-to-month lease. If we are required to vacate Terminal Island before August 13, 2010, we would accelerate certain demolition, remediation and relocation expenses and be responsible for reimbursing certain material third-party costs and losses. These expenses would materially adversely affect our earnings.

We may not be successful in our future acquisition endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors including our ability to obtain financing on acceptable terms (particularly if current economic conditions continue), and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

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

No assurance can be given that we will continue to pay or declare dividends.

We have historically paid dividends. However, there can be no assurance that we will pay or declare dividends in the future. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants and financial performance and position, among other things. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position; inability to declare a dividend in compliance with applicable laws or debt covenants; an increase in our cash needs or decrease in available cash; and the business judgment of the Board of Directors that a declaration of a dividend is not in the Company’s best interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of May 3, 2009, as listed below, our principal facilities included 17 production facilities and 10 distribution centers in the United States, and three production facilities in foreign locations. Our combined production facilities total approximately 5.7 million square feet of owned property, while our distribution centers total approximately 1.8 million square feet of owned property and approximately 3.5 million square feet of leased property. We generally own our production facilities. Our distribution centers are owned or leased by us. We also use distribution centers operated by third parties. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties, together with a leased real property located in Mendota, IL, are subject to mortgages or other applicable security interests in favor of the lenders under our Senior Credit Facility.

The following table lists our principal production facilities and distribution centers as of May 3, 2009:

Location	Reportable Segment
Production Facilities
United States:
Decatur, AL	Pet Products
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Buffalo, NY	Pet Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products

Foreign Locations:
Turmero, Venezuela	Consumer Products
Montemorelos, Nuevo Leon, Mexico	Consumer Products
Tlatlauquitepec, Puebla, Mexico	Consumer Products

Distribution Centers
United States:
Fontana, CA	Consumer Products and Pet Products
Lathrop, CA	Consumer Products and Pet Products
Terminal Island, CA	Consumer Products and Pet Products
Atlanta, GA	Consumer Products and Pet Products
Kankakee, IL	Consumer Products and Pet Products
Rochelle, IL	Consumer Products
Topeka, KS	Pet Products
Bloomsburg, PA	Pet Products
Fort Worth, TX	Consumer Products and Pet Products
McAllen, TX (Refrigerated)	Consumer Products

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We also own or lease additional administrative facilities in Pittsburgh, PA. We own our primary research and development facility in Walnut Creek, CA. In addition, our research and development facilities in Terminal Island, CA are located on leased land. See “Item 1A. Risk Factors—If we are required to accelerate our departure from Terminal Island, CA, we would incur expenses that could materially adversely affect our earnings.”

During fiscal 2008, we sold parcels of land in San Jose, CA, Stockton, CA and Swedesboro, NJ. We currently have no properties held for sale.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.	Legal Proceedings

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that our advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and plan to vigorously defend ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

We are currently a defendant in the following case:

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada.

We were a defendant in the following cases:

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Schwinger v. Del Monte filed on May 15, 2007 in the U.S. District Court for the Western District of Missouri;

•	Tompkins v. Del Monte filed on July 13, 2007 in the U.S. District Court for the District of Colorado; and

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida.

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we were a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including us. The total settlement was $24.0 million. The portion of our contribution to this settlement was $250,000, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

The Picus Case. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We have denied the allegations made in the Picus case. On October 12, 2007, we filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted our motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. On March 16, 2009, the Court granted the motion to deny class certification. On March 25, 2009, the plaintiffs filed an appeal of the Court’s decision.

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

We are also involved from time to time in various legal proceedings incidental to our business (or our former StarKist Seafood Business), including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, we are involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

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

Common Stock Prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “DLM.”

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated:

	High	Low
Fiscal 2009
First Quarter	$9.85	$6.78
Second Quarter	9.41	5.22
Third Quarter	7.39	5.06
Fourth Quarter	8.00	6.19
Fiscal 2008
First Quarter	$12.94	$11.21
Second Quarter	11.90	10.09
Third Quarter	10.55	8.38
Fourth Quarter	9.83	7.57

Dividend Policy

During each quarter of fiscal 2009, 2008 and 2007 as well as each of the third and fourth quarters of fiscal 2006, we declared a cash dividend. Prior to fiscal 2006, we had not paid a cash dividend on our common stock since our initial public offering in February 1999. We declared aggregate dividends of $31.6 million and $31.9 million during fiscal 2009 and fiscal 2008, respectively. We paid aggregate dividends of $31.6 million and $32.2 million during fiscal 2009 and fiscal 2008, respectively. In each case, the quarterly dividend declared and paid was $0.04 per share of outstanding common stock of DMFC. The last quarterly dividend declared in fiscal 2009 was paid in the first quarter of fiscal 2010. In the first quarter of fiscal 2010, the Board of Directors declared a dividend of $0.05 per share of outstanding common stock of DMFC to be paid in the second quarter of fiscal 2010.

Our Senior Credit Facility and indentures governing our senior subordinated notes generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. As of May 3, 2009, the amount available to be paid as additional dividends by DMC to DMFC under the most restrictive provision of the Senior Credit Facility and indentures was approximately $300 million. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further.

We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 7. Short-Term Borrowings and Long-Term Debt” of our consolidated financial statements in this annual report on Form 10-K.

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

Stockholders

As of June 19, 2009, we had 29,472 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended May 3, 2009.

Issuer Purchases of Equity Securities

No shares were repurchased during fiscal 2009. For repurchases during fiscal 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Stock Repurchases.”

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

Set forth below is a line graph comparing the cumulative total return on Del Monte Foods Company common stock (listed on the New York Stock Exchange under the symbol “DLM”) with the total return of the Standard & Poor’s 500 and the Standard & Poor’s MidCap Food, Beverage & Tobacco indexes, for the period commencing April 30, 2004 (the last trading day prior to the commencement of Del Monte’s fifth preceding fiscal year) and ending on April 30, 2009. The graph is based on the assumption that $100 was invested on April 30, 2004 in Del Monte’s common stock, in the Standard & Poor’s MidCap Food, Beverage & Tobacco index, and in the Standard & Poor’s 500 index. To ensure comparability of indexes and comparable intervals, month-end data was used for each data point, as only month-end data is available for the Standard & Poor’s 500 index. The graph also assumes all dividends were reinvested.

Item 6. Selected	Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated. The selected historical financial data for the fiscal years ended May 3, 2009, April 27, 2008, April 29, 2007, April 30, 2006, and May 1, 2005 was derived from the audited balance sheets as of May 3, 2009, April 27, 2008, April 29, 2007, April 30, 2006, and May 1, 2005, respectively, and the audited statements of income for each of the years then ended, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2009	2008	2007	2006	2005
	(in millions, except share and per share data)
Statement of Income Data (a)(b):
Net sales	$3,626.9	$3,179.8	$2,872.5	$2,432.7	$2,355.3
Cost of products sold	2,622.7	2,319.9	2,054.0	1,767.5	1,729.2

Gross Profit	1,004.2	859.9	818.5	665.2	626.1
Selling, general and administrative expense	643.3	541.4	537.8	438.2	407.8

Operating income	360.9	318.5	280.7	227.0	218.3
Interest expense	110.3	131.4	133.5	71.4	118.3
Other expense (income)	24.1	(2.5)	0.4	1.1	2.8

Income from continuing operations before income taxes	226.5	189.6	146.8	154.5	97.2
Provision for income taxes	78.8	71.9	49.5	59.2	41.5

Income from continuing operations	147.7	117.7	97.3	95.3	55.7
Income from discontinued operations (net of taxes of $14.3, $(4.0), $3.7, $37.4 and $29.7, respectively)	24.6	15.4	15.3	74.6	62.2

Net income	$172.3	$133.1	$112.6	$169.9	$117.9

Diluted earnings per common share:
Continuing operations	$0.74	$0.58	$0.48	$0.47	$0.26
Discontinued operations	0.13	0.08	0.07	0.36	0.30

	$0.87	$0.66	$0.55	$0.83	$0.56

Weighted average number of diluted shares outstanding	198,400,000	202,800,000	203,800,000	204,200,000	212,400,000

	May 3, 2009	April 27, 2008	April 29, 2007	April 30, 2006	May 1, 2005
	(in millions)
Balance Sheet Data:
Total assets	$4,321.3	$4,546.3	$4,561.5	$3,622.9	$3,530.6
Long-term debt, excluding current portion	1,525.9	1,854.8	1,951.9	1,242.5	1,301.0
Stockholders’ equity	1,606.5	1,500.5	1,452.2	1,314.0	1,260.6

	Fiscal Year
	2009	2008	2007	2006	2005
	(in millions)
Cash Flow Data (a)(b):
Cash flows provided by operating activities	$200.6	$286.9	$230.1	$261.2	$273.3
Cash flows provided by (used in) investing activities	277.1	(79.7)	(1,344.8)	182.4	(71.8)
Cash flows provided by (used in) financing activities	(361.3)	(194.5)	667.7	(129.0)	(92.6)
Capital expenditures	88.7	96.7	95.0	69.1	73.1

	Fiscal Year
	2009	2008	2007	2006	2005
Other Data:
Cash dividends per common share	$0.16	$0.16	$0.16	$0.08	$—

(a)	For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business and the Soup and Infant Feeding Businesses have been classified as discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Statement of Cash Flows for all periods presented.
(b)	The fiscal 2007 financial results include the operations for Meow Mix beginning May 19, 2006 and Milk-Bone beginning July 2, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended May 3, 2009. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended May 3, 2009 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among Del Monte Corporation, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and Starkist Samoa Co. (“Acquisition Sub”), Del Monte Corporation (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of our manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 million at closing. We also received an additional $23 million from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of our direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, we transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment. For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations.

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2009 contained 53 weeks. Fiscal 2008 and fiscal 2007 each contained 52 weeks.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2009	2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$3,626.9	$3,179.8	$447.1	14.1%	1.7%	12.4%
Cost of Products Sold	2,622.7	2,319.9	302.8	13.1%	2.9%	10.2%

Gross Profit	1,004.2	859.9	144.3	16.8%
Selling, General and Administrative Expense (“SG&A”)	643.3	541.4	101.9	18.8%

Operating Income	$360.9	$318.5	$42.4	13.3%

Gross Margin	27.7%	27.0%
SG&A as a % of net sales	17.7%	17.0%
Operating Income Margin	10.0%	10.0%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our fiscal 2009 results reflect increased net sales that, together with productivity savings, more than offset the impact of continuing inflationary cost pressures and increased marketing expenses. In fiscal 2009, we achieved net sales of $3,626.9 million, operating income of $360.9 million and net income of $172.3 million, compared to net sales of $3,179.8 million, operating income of $318.5 million and net income of $133.1 million in fiscal 2008.

We sold our StarKist Seafood Business in fiscal 2009 and used $305 million of the proceeds to repay term loans.

Our Consumer Products segment continues to be healthy despite the current macroeconomic environment. Our vegetable and tomato categories benefitted from consumers preparing and eating more meals at home. However, consumers continue to migrate toward value-oriented products. In our Pet Products segment, consumers are focusing on buying larger package sizes. Pet trends indicate that people are continuing to purchase snacks to treat their pets despite the tough economic times.

Overall, our fiscal 2009 sales were positively impacted by solid growth in both our Consumer Products and Pet Products operating segments, driven by pricing, volume growth in pet products and increased sales of new products, partially offset by price elasticity (the volume decline associated with price increases). Our operating results continued to be pressured by higher ingredient, commodity and raw product costs as compared to the prior year. In particular, in our Pet Products segment, the price of grains, fats and oils has increased related to higher overall energy costs, competition for land and the demand for alternative fuels, among other factors.

Our fiscal 2009 results were also impacted by a nearly 50% increase in marketing expenses in accordance with our accelerated growth plan. See “Accelerated Growth Plan” below for a description of our Accelerated Growth Plan.

There were no transformation related expenses during fiscal 2009, as compared to $26.3 million in fiscal 2008.

Economic Factors

During fiscal 2009, we experienced higher ingredient, commodity and raw product costs, as well as higher tinplate and other packaging costs, and higher manufacturing costs. We implemented price increases across both our Consumer Products and Pet Products operating segments which, together with productivity savings, more than offset these cost increases. In fiscal 2010, we believe that we will experience cost increases of a lesser magnitude than we experienced in fiscal 2009. Fiscal 2010 cost increases are expected to be driven primarily by increased tinplate and other packaging costs.

Accelerated Growth Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality food products in the U.S. retail market and become a top-tier consumer packaged food company. We have taken steps over the last several years to upgrade our portfolio and increase our competitiveness. We completed the divestiture of the Soup and Infant Feeding Businesses and the acquisitions of Meow Mix and Milk-Bone to support the upgrade of our portfolio. The implementation and completion of our transformation plan announced in June 2006 contributed to increasing our competitiveness. This transformation plan was completed in fiscal 2008. In July 2008, we announced our Accelerated Growth Plan. Each of the strategic initiatives of the Accelerated Growth Plan is described below.

Execute Pricing and Productivity to Address Cost Pressures—We will use pricing actions and productivity savings to neutralize cost inflation. Our pricing actions have been taken to mitigate our higher costs, and together with our productivity initiatives, are addressing some of the inflationary cost increases we have seen over the last few years. In fiscal 2009, our pricing and productivity actions more than offset continued operational cost increases. In fiscal 2010, we expect productivity savings to largely offset operational cost increases. We also expect to benefit from the impact of fiscal 2009 price increases.

Unleash Potential of Core Brands—We will focus on growing our higher margin core business by increasing investment in the associated brands. We will increase marketing spending and drive innovation of these core brands beyond business as usual. In fiscal 2009, we launched a new $8 million national advertising campaign for our Pup-Peroni brand dog snacks and announced a spokesdog for our Milk-Bone 100-year anniversary. The launch of our Del Monte Fruit Chillers Tubes in fiscal 2009 is an example of innovation behind our core Del Monte brand. In fiscal 2010, we will continue to focus on increased marketing support and innovation.

Drive Accelerated Growth with Key Growth Engines—We will drive our key growth engines, including packaged produce, with category-building innovation and marketing. These growth engines leverage our brands to fill unmet consumer needs where there are growth opportunities. For example, in fiscal 2009, we launched Del Monte Citrus Bowls and Del Monte Super Fruit and supported these efforts with increased marketing spending. In fiscal 2010, we expect additional product launches and further increases in marketing spending.

To ensure successful execution of these multi-year strategic initiatives, we took three supporting actions in fiscal 2009. We completed the divestiture of our StarKist Seafood Business in October 2008. In addition, we centralized our marketing function in San Francisco under the leadership of a new Chief Marketing Officer. Finally, we increased our marketing spending behind our brands by nearly 50% over the prior year. In fiscal 2010, we expect another approximately 30-40% increase in marketing spending.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during fiscal 2009 and fiscal 2008 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $5.4 million and $1.5 million, respectively, which related to prior year activity. These adjustments represented less than 1% of our trade promotion expense in both fiscal 2009 and fiscal 2008.

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

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plans and other benefits:

	May 3, 2009	April 27, 2008
Pension Benefits
Discount rate used in determining projected benefit obligation	7.90%	6.75%
Rate of increase in compensation levels	4.68%	4.26%
Other Benefits
Discount rate used in determining projected benefit obligation	7.55%	6.90%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plans and other benefits:

	Fiscal Year
	2009	2008	2007
Pension Benefits
Discount rate used to determine periodic benefit cost	6.75%	6.20%	6.15%
Rate of increase in compensation levels	4.26%	4.26%	4.27%
Long-term rate of return on assets	8.00%	8.00%	8.25%
Other Benefits
Discount rate used to determine periodic benefit cost	6.90%	6.20%	6.15%

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2009 and fiscal 2008. The rate of increase is assumed to decline gradually to 4.5%. For the health maintenance organization plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for both fiscal 2009 and fiscal 2008. The rate of increase is assumed to decline gradually to 4.5%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2009 and fiscal 2008.

Sensitivity of Assumptions. If we assumed a 100 basis point change in the following assumptions, our fiscal 2009 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(25.0)	$28.9
Discount rate used in determining net pension expense	(1.0)	0.2
Long-term rate of return on assets used in determining net pension expense	(3.3)	3.3
Other Benefits
Discount rate used in determining projected benefit obligation	(11.6)	14.0

An increase in the assumed health care cost trend of 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2009 year-end by $12.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.3 million. A decrease in the assumed health care cost trend of 100 basis points would decrease the postretirement benefit obligation for the fiscal 2009 year-end by $10.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.1 million.

Future Expense. Our fiscal 2010 pension expense for our qualified DB plans is currently estimated to be approximately $19.9 million and other benefits expense is estimated to be approximately $1.5 million. These estimates incorporate our 2010 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

We have evaluated our capitalized brand names and determined that some have lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying amount exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. For the fiscal 2009 impairment test, both the income approach and the market approach were weighted 50% in our calculation of estimated fair value of our reporting units. Our reporting units are the same as our operating segments—Consumer Products and Pet Products—reflecting the way that we manage our business. Annually, we engage third party valuation experts to assist in this process. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Non-Amortizing Brands or goodwill during fiscal 2009, fiscal 2008 or fiscal 2007. During fiscal 2009, as a result of a decision to discontinue five non-core pet brands, we recorded an impairment charge of $11.7 million related to Amortizing Brands. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2008 and 2007. At May 3, 2009, we had $1,337.7 million of goodwill, $1,071.6 million of Non-Amortizing Brands, $21.2 million of Amortizing Brands, net of amortization and $78.7 million of customer relationships, net of amortization. The Pet Products segment has 89% of the goodwill and 59% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 33% of Non-Amortizing Brands. While we currently believe the fair value of all of our intangible assets exceeds carrying value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Fair Value Method of Accounting. On May 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) under the modified prospective method. In accordance with SFAS 123R, employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

The fair value of stock options granted was $7.1 million, $7.5 million, $10.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The fair value of stock options granted will be recognized as stock compensation expense over the vesting period of the options.

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

The following table presents the weighted-average valuation assumptions used for the recognition of option compensation expense for stock options granted during fiscal 2009, fiscal 2008 and fiscal 2007:

	Fiscal Year
	2009	2008	2007
Expected life (in years)	6.1	7.0	7.0
Expected volatility	26.4%	26.4%	30.7%
Risk-free interest rate	3.2%	4.4%	4.7%
Dividend yield	1.8%	1.4%	1.4%
Weighted average exercise price	$7.90	$10.33	$10.57
Weighted average option value	$2.04	$3.29	$3.78

The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. The dividend yield assumption is based on our expectations regarding the future payment of dividends.

Sensitivity of Assumptions (1). If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	6.3%	(7.3%)
Expected volatility	3.1%	(3.1%)
Risk-free interest rate	8.2%	(8.0%)
Dividend yield	(13.5%)	15.1%

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of

Del Monte common stock on May 1, 2009, expected life of six years, risk-free interest rate equal to the average of the May 1, 2009 rate for five-year and seven-year Treasury constant maturity bonds, average stock volatility used during fiscal 2009, and expected dividend yield of 1.8%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2009 and 2008, we reduced our estimate of retained-insurance liabilities related to prior years by approximately $2.3 million and $6.3 million, respectively, as a result of favorable claims history and reforms in California workers’ compensation benefits laws.

Results of Operations

Fiscal 2009 vs. Fiscal 2008

Net sales

	Fiscal Year
	2009	2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$1,953.5	$1,748.3	$205.2	11.7%	(0.9%)	12.6%
Pet Products	1,673.4	1,431.5	241.9	16.9%	4.9%	12.0%

Total Company	$3,626.9	$3,179.8	$447.1	14.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $447.1 million, or 14.1%, in fiscal 2009 compared to fiscal 2008. The increase was due to increased net sales in both our Consumer Products and Pet Products reportable segments, driven by pricing, net of elasticity (the volume decline associated with price increases); growth in existing pet products and new product sales across the Company. The impact of the 53rd week in fiscal 2009 was largely offset by the absence of fiscal year end pricing and promotional activities. We expect fiscal 2010 year-over-year net sales growth to moderate, with the increase driven primarily by the pricing impact from our fiscal 2009 pricing actions, as well as existing and new product sales.

Net sales in our Consumer Products reportable segment increased by $205.2 million, or 11.7% in fiscal 2009 compared to fiscal 2008. This increase was primarily driven by net pricing and new product sales.

Net sales in our Pet Products reportable segment increased $241.9 million, or 16.9%, in fiscal 2009 compared to fiscal 2008. The increase was driven by increased sales of dry pet food, net pricing and new product sales.

Cost of products sold

Cost of products sold increased by $302.8 million, or 13.1%, in fiscal 2009 compared to fiscal 2008. This increase was primarily due to continued cost increases. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats, oils and meats which primarily impacted our Pet Products segment, and in raw product costs which primarily impacted our Consumer Products segment. In fiscal 2009, cost of products sold included no transformation expense compared to $3.4 million in fiscal 2008.

In fiscal 2010, we expect overall costs, primarily driven by tinplate, to be higher than in fiscal 2009; however we expect productivity savings to largely offset these increased costs. In total, we expect fiscal 2010 cost increases to be less significant than the cost increases seen in fiscal 2009.

Gross margin

Our gross margin percentage for fiscal 2009 increased 0.7 points to 27.7% compared to 27.0% for fiscal 2008. Gross margin was impacted by an 8.0 margin point increase due to net pricing, partially offset by a 6.5 margin point reduction related to the higher costs noted above and a 0.8 margin point decrease due to product mix.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $101.9 million, or 18.8%, during fiscal 2009 compared to fiscal 2008. This increase was primarily driven by a nearly 50% increase in marketing costs reflecting increased investments behind new and existing products, costs associated with the centralization of all marketing and certain related functions in San Francisco, increased compensation costs under our Annual Incentive Program and the $11.7 million intangible assets impairment charge in our Pet Products segment discussed in “Critical Accounting Policies—Goodwill and Intangibles” above, as well as inflationary and other cost increases, partially offset by the decrease in transformation expenses to $0 in fiscal 2009 compared to $22.9 million in fiscal 2008. SG&A expenses for fiscal 2008 also included a gain of $10.0 million related to the sale of certain rights to the S&W brand.

Operating income

	Fiscal Year
	2009	2008	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$195.1	$158.9	$36.2	22.8%
Pet Products	219.9	231.2	(11.3)	(4.9%)
Corporate (a)	(54.1)	(71.6)	17.5	24.4%

Total Company	$360.9	$318.5	$42.4	13.3%

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2009 and 2008, Corporate includes $0 million and $21.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs associated with our transformation plan.

Operating income increased by $42.4 million, or 13.3%, during fiscal 2009 compared to fiscal 2008, due to the increase in net sales, partially offset by increased costs. There were no transformation expenses in fiscal 2009 compared to $26.3 million in fiscal 2008.

Our Consumer Products reportable segment’s operating income increased by $36.2 million, or 22.8%, during fiscal 2009, compared to fiscal 2008. This increase was driven primarily by the increase in sales noted above, partially offset by the increased cost of products sold and increased marketing costs noted above.

Our Pet Products reportable segment’s operating income decreased by $11.3 million, or 4.9%, during fiscal 2009 compared to fiscal 2008. This decrease was driven primarily by the increased cost of products sold and increased marketing costs partially offset by the increase in sales, all as noted above.

Our Corporate expenses decreased by $17.5 million, or 24.4%, in fiscal 2009 compared to fiscal 2008, primarily driven by a decrease in transformation-related expenses to $0 in fiscal 2009 from $21.2 million in fiscal 2008.

Interest expense

Interest expense decreased by $21.1 million, or 16.1%, in fiscal 2009 compared to fiscal 2008. This decrease was driven by lower average interest rates and lower average debt levels. In addition to scheduled debt payments, we used approximately $305 million from the sale of the StarKist Seafood Business to pay down debt.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2009 was 34.8% compared to 37.9% for fiscal 2008. The decrease in the tax rate was primarily due to enacted legislation in the current year. In October 2008, the Emergency Economic Stabilization Act of 2008 provided for the extension of a tax credit for companies operating in American Samoa. The impact of this change in tax law was recorded as a $4.6 million reduction to the provision for income taxes for continuing operations. Due to the sale of the StarKist Seafood Business, we will not generate additional tax benefits from this law change. In February 2009, the State of California enacted legislation that led the Company to recognize a favorable benefit of $5.0 million from the expected reduction in tax rate applied to the Company’s existing deferred tax liabilities. We expect our effective tax rate to be between 38% and 40% in fiscal 2010.

Income from discontinued operations

The income from discontinued operations of $24.6 million for fiscal 2009 primarily represents the gain on the sale of our StarKist Seafood Business, which was sold in October 2008. The income from discontinued operations of $15.4 million for fiscal 2008 primarily represents the results of operations of our StarKist Seafood Business.

Fiscal 2008 vs. Fiscal 2007

Net sales

	Fiscal Year
	2008	2007	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Consumer Products	$1,748.3	$1,590.6	$157.7	9.9%	8.8%	1.1%
Pet Products	1,431.5	1,281.9	149.6	11.7%	9.0%	2.7%

Total Company	$3,179.8	$2,872.5	$307.3	10.7%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $307.3 million, or 10.7%, in fiscal 2008 compared to fiscal 2007. The increase was due to increased net sales in both our Consumer Products and Pet Products reportable segments, driven by growth in existing products and record new product sales, both supported by an increase in trade spending.

Net sales in our Consumer Products reportable segment increased by $157.7 million, or 9.9%, in fiscal 2008 compared to fiscal 2007. This increase was primarily driven by increased sales of fruit products in plastic cups (including new products), lower margin fruit products and packaged produce, as well as distribution gains in pineapple.

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

Cost of products sold

Cost of products sold increased by $265.9 million, or 12.9%, in fiscal 2008 compared to fiscal 2007. This increase was primarily due to increased sales volumes and continued cost increases, in addition to a full year of operations related to the Meow Mix and Milk-Bone acquisitions. Our cost increases were primarily due to higher ingredient, commodity and raw product and other related costs, particularly in grains, fats, oils and meats which primarily impacted our Pet Products segment. In fiscal 2008, cost of products sold included transformation expenses of $3.4 million, compared to $1.9 million in fiscal 2007. In addition, cost of products sold included no integration costs, compared to $1.4 million in fiscal 2007.

Gross margin

Our gross margin percentage for fiscal 2008 decreased 1.5 points to 27.0% compared to 28.5% for fiscal 2007. Gross margin was impacted by a 2.8 margin point reduction related to the higher costs noted above, partially offset by a 1.3 margin point increase due to net pricing.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $3.6 million, or 0.7%, during fiscal 2008 compared to fiscal 2007. This increase was primarily driven by a $9.4 million increase in transportation and energy costs, as well as inflationary and other cost increases. These increases were largely offset by the absence of integration costs in fiscal 2008, compared to $11.9 million in fiscal 2007, and a $6.6 million decrease in transformation expenses to $22.9 million in fiscal 2008 compared to $29.5 million in fiscal 2007. SG&A expenses for fiscal 2008 and fiscal 2007 also included gains of $10.0 million and $9.5 million, respectively, related to the sales of certain rights or licenses to the S&W brand.

Operating income

	Fiscal Year
	2008	2007	Change	% Change
	(in millions, except percentages)
Operating Income:
Consumer Products	$158.9	$143.5	$15.4	10.7%
Pet Products	231.2	220.0	11.2	5.1%
Corporate (a)	(71.6)	(82.8)	11.2	(13.5%)

Total Company	$318.5	$280.7	$37.8	13.5%

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2008 and 2007, Corporate includes $21.2 million and $29.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs associated with our transformation plan.

Operating income increased by $37.8 million, or 13.5%, during fiscal 2008 compared to fiscal 2007, due to volume growth and pricing across the business, partially offset by increased costs. There were no integration costs in fiscal 2008, compared to $13.3 million incurred in 2007, and a $5.1 million decrease in transformation expenses to $26.3 million in fiscal 2008 from $31.4 million in fiscal 2007.

Our Consumer Products reportable segment’s operating income increased by $15.4 million, or 10.7%, during fiscal 2008, compared to fiscal 2007. This increase was driven primarily by the higher volumes noted above.

Our Pet Products reportable segment’s operating income increased by $11.2 million, or 5.1%, during fiscal 2008 compared to fiscal 2007. This increase was driven primarily by the absence of integration costs as described above.

Our Corporate Expenses decreased by $11.2 million, or 13.5%, in fiscal 2008 compared to fiscal 2007, primarily driven by an $8.0 million decrease in transformation-related expenses to $21.2 million in fiscal 2008 from $29.2 million in fiscal 2007.

Interest expense

Interest expense decreased by $2.1 million, or 1.6%, in fiscal 2008 compared to fiscal 2007. This decrease was driven by lower average interest rates, partially offset by higher average debt levels.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2008 was 37.9% compared to 33.7% for fiscal 2007. The increase in the 2008 tax rate was primarily due to an increase in state taxes and the absence of a tax benefit for extension of the possessions tax credit for business conducted within the United States Possession of American Samoa that occurred in fiscal 2007, partially offset by the reversal of a portion of the valuation allowance relating to foreign net operating loss carryforwards.

Income from discontinued operations

The income from discontinued operations of $15.4 million and $15.3 million for fiscal 2008 and fiscal 2007, respectively, primarily represents the results of operations of the StarKist Seafood Business which was sold in October 2008.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends and other general business purposes. We have also used cash for acquisitions, expenditures related to our transformation plan and share repurchases. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or share repurchases. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver under our senior credit facility.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans and meet incremental plan funding targets applicable prior to 2011. In addition, the Act imposes certain consequences on our defined benefit plans if they do not meet certain minimum funding levels. We no longer expect to meet the incremental plan funding targets or to fully fund our defined benefit pension plans by 2011, although we currently meet and plan to continue to meet the minimum funding levels. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. We made contributions of $26.3 million in fiscal 2009. We currently expect to make contributions of approximately $40 million in fiscal 2010. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to “Note 12. Retirement Benefits” of our consolidated financial statements in this annual report on Form 10-K for a description of our defined benefit pension plans.

Historically, we have used cash generated during the year to make voluntary pre-payments of our term debt. At the end of fiscal 2009, we decided to retain this cash rather than pay down debt as we have significant debt payments coming due in fiscal 2011. As discussed later in this section, we expect to pursue refinancing of some or a large part of our debt prior to these payments coming due;

however, we have elected to retain this cash in order to have more flexibility with respect to refinancing our debt. This cash has been invested in highly liquid, short-term funds that invest in securities issued directly by the U.S. government, securities issued by U.S. government agencies and repurchase agreements collateralized by U.S. government securities. Depending on the timing of any refinancing, we expect to use this cash to partially fund our seasonal activity, reducing our need to draw on our revolver.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months. We anticipate peak use of our revolver for the upcoming fiscal year to occur in September or October 2009, based on seasonal liquidity needs.

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

The Senior Credit Facility consists of the following: a revolving credit facility (the “Revolver”), a Term A Loan Facility (the “Term A Facility”) and a Term B Loan Facility (the “Term B Facility,” and, collectively with the Term A Facility, the “Term Facility”). The Revolver includes a letter of credit subfacility of $100.0 million. As of May 3, 2009, there were no loans outstanding under the $450.0 million Revolver, the amount of letters of credit issued under the Revolver was $66.4 million and the net availability under the Revolver was $383.6 million. As of May 3, 2009, the amount outstanding under the Term A Facility was $218.5 million, and the amount outstanding under the Term B Facility was $639.7 million.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

Revolver. We use the Revolver to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver fluctuates significantly during the year. The outstanding Revolver loan balance at both May 3, 2009 and April 27, 2008 was zero.

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

Borrowings under the Term A Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Term A Facility is subject to adjustment periodically based on our total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum margin of 1.50%. As of May 3, 2009, the then effective interest rate for the outstanding balance on the Term A Facility was 1.92%. Borrowings under the Term B Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) for the Term B Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Senior Credit Facility). As of May 3, 2009, the then effective interest rate for the outstanding balance on the Term B Facility was 2.30%. As of April 27, 2008, the interest rates payable on the Term A Facility and on the Term B Facility were 4.40% and 4.41%, respectively.

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

Maturity Table

As of May 3, 2009, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years (representing debt under our Senior Credit Facility and the 8 5/8% senior subordinated notes) are as follows (in millions):

2010	$32.3
2011	331.3
2012	494.6
2013	450.0
2014	—

At some time during the next 12 months, we expect to pursue refinancing of some or a large part of our debt, particularly our debt under our senior credit facility in light of our scheduled maturities. The timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. Given the current economic environment, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, the expenses associated with any such refinancing could be material.

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

The financial covenants in our Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio remains constant over time. Availability of borrowings under our Senior Credit Facility is subject to these covenants. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities.

Senior Subordinated Note Indenture Covenants. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our Senior Credit Facility. The restrictive covenants in the indenture governing our 8 5/8% Notes are similar to the restrictive covenants in the indenture governing our 6 3/4% Notes.

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

Effect of restrictive and financial covenants. The restrictive and financial covenants in our Senior Credit Facility and indentures described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest or the interest of our stockholders, such as acquisitions, future stock repurchases or dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

We believe that we are currently in compliance with all of our restrictive and financial covenants, and were in compliance therewith as of May 3, 2009. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in our Senior Credit Facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control. If we fail to comply with these restrictions, we may be required to repay our debt.”

Dividends and Stock Repurchases

During each quarter of fiscal 2009, we declared a cash dividend of $0.04 per share of Company common stock. Accordingly, during fiscal 2009, aggregate dividends of $31.6 million were declared, and dividends of $31.6 million were paid.

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

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at May 3, 2009:

	Payments due by fiscal year
	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
	(in millions)
Long-term Debt	$1,558.2	$32.3	$825.9	$450.0	$250.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$231.5	49.4	69.8	42.7	69.6
Purchase Obligations (1)	$1,228.1	663.9	298.4	156.0	109.8
Other Long-term Liabilities Reflected on the Balance Sheet (2)	$281.2	—	80.0	48.0	153.2

Total Contractual Obligations	$3,299.0	$745.6	$1,274.1	$696.7	$582.6

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at the end of fiscal 2009, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of May 3, 2009. Aggregate future payments for our grower commitments are estimated based on May 3, 2009 pricing and fiscal 2009 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2009 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2008, the most recent period for which annual incentive awards have been paid as of May 3, 2009. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

(2)	As of May 3, 2009, we had non-current unrecognized tax benefits of $12.6 million ($10.2 million net of tax benefits). We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On May 3, 2009, we had $66.4 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2009, our cash and cash equivalents increased by $117.1 million. Cash provided by operating activities, provided by (used in) investing activities, and provided by (used in) financing activities for fiscal 2009, 2008 and 2007 is presented in the table below.

	Fiscal Year
	2009	2008	2007
	(in millions)
Net Cash Provided by Operating Activities	$200.6	$286.9	$230.1
Net Cash Provided by (Used in) Investing Activities	277.1	(79.7)	(1,344.8)
Net Cash Provided by (Used in) Financing Activities	(361.3)	(194.5)	667.7

Operating Activities

Cash provided by operating activities during fiscal 2009 was $200.6 million compared to $286.9 million in fiscal 2008. This $86.3 million decrease was primarily driven by an increase in cash taxes paid and cash payments related to commodity futures positions.

Cash provided by operating activities during fiscal 2008 was $56.8 million more than cash provided by operating activities during fiscal 2007. The increase in cash provided by operating activities was primarily driven by the increase in net income and the favorable timing of cash tax payments.

Investing Activities

Cash provided by investing activities was $277.1 million during fiscal 2009, which primarily consisted of $365.8 million from the sale of the StarKist Seafood Business, partially offset by capital expenditures of $88.7 million.

Cash used in investing activities was $79.7 million during fiscal 2008, which primarily consisted of capital expenditures of $96.7 million driven by spending associated with the execution of our transformation plan and other capital projects, partially offset by the proceeds from the sale of assets.

Cash used in investing activities was $1,344.8 million during fiscal 2007, which primarily consisted of $1,310.6 million used for the Meow Mix and Milk-Bone acquisitions along with capital expenditures of $95.0 million driven by spending associated with the execution of our transformation plan and other capital projects.

Capital expenditures in fiscal 2009, fiscal 2008 and fiscal 2007 were $88.7 million, $96.7 million and $95.0 million, respectively. Capital spending for fiscal 2010 is expected to approximate $85 to $95 million and is expected to be funded by cash on hand and cash generated by operating activities. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2009, we used $361.3 million in financing activities, which consisted primarily of net short-term borrowings of $2.0 million, Term Facility loan repayments of $333.8 million and $31.6 million in dividend payments.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”).” FSP FAS 141(R)-1 amends and clarifies SFAS 141R regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141(R) -1 are effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by us beginning in the first quarter of fiscal 2010. In connection with any applicable future transactions we will evaluate the impact, if any, that SFAS 141R and FSP FAS 141(R)-1 will have on our consolidated financial statements.

In April 2008, the FASB finalized FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP 142-3”).” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. In connection with any applicable future transactions we will evaluate the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets—an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”).” This FSP expands the disclosure requirements under FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in FASB Statement No. 157, “Fair Value Measurements,” the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for financial statements issued for interim and annual periods beginning after June 15, 2009. We currently do not have any financial instruments to which this guidance would apply.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This statement requires disclosures about fair value of financial instruments for interim reporting periods as well as in the annual financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial results.

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

During fiscal 2009, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We also use our floating rate revolver primarily to fund seasonal working capital needs and other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On September 6, 2007, we entered into an interest rate swap, with a notional amount of $400.0 million, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of our interest payment on our floating rate debt.

The fair value of our interest rate swap was recorded as a non-current liability of $21.1 million and $13.6 million at May 3, 2009 and April 27, 2008, respectively.

Assuming average floating rate loans during the year, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $6.6 million and $9.7 million for the fiscal years ended May 3, 2009 and April 27, 2008, respectively.

Commodities: We purchase certain commodities such as soybean meal, corn, wheat, soybean oil and natural gas (collectively, “commodity contracts”), in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. We use futures or options contracts as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

On May 3, 2009, the fair values of our commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million. On April 27, 2008, the fair values of our commodities hedges were recorded as current assets of $4.2 million and current liabilities of $1.0 million.

Other: During portions of fiscal 2009 we carried out a hedging program for heating oil. Heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. These contracts generally have a term of less than twelve months and do not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains and losses are recorded directly as other income or expense. As of May 3, 2009, all such contracts were closed.

The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

	May 3, 2009	April 27, 2008
	(in millions)
Effect of a hypothetical 10% change in fair value:
Commodity Contracts	$6.6	$4.2

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as part of cost of products sold or other income or expense.

The table below presents our foreign currency derivative contracts as of May 3, 2009. All of the foreign currency derivative contracts held on May 3, 2009 are scheduled to mature prior to the end of fiscal 2011.

	May 3, 2009	April 27, 2008
	(in millions)
Contract Amount (Mexican pesos) ($ in millions)	$37.5	$23.6
Contract Amount ($CAD) (in millions)	$12.9	$21.3

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in currency exchange rates on our foreign currency hedges is as follows:

	May 3, 2009	April 27, 2008
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$(0.4)	1.3
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(4.1)	$(4.4)

As of May 3, 2009, we have changed our presentation of market risk disclosures from a tabular presentation of information related to market risk sensitive instruments to sensitivity analysis disclosures. This change was made because we believe that sensitivity analysis more clearly depicts how changes in market prices would impact the fair value of our hedging instruments and, consequently, our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 3, 2009 and April 27, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 3, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of May 3, 2009 and April 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended May 3, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

July 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 3, 2009 and April 27, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 3, 2009, and our report dated July 1, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

July 1, 2009

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	May 3, 2009	April 27, 2008
ASSETS
Cash and cash equivalents	$142.7	$25.6
Trade accounts receivable, net of allowance	188.5	277.0
Inventories	677.4	662.1
Assets held for sale	—	278.6
Prepaid expenses and other current assets	138.6	91.3

TOTAL CURRENT ASSETS	1,147.2	1,334.6
Property, plant and equipment, net	642.6	650.1
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,171.5	1,191.1
Other assets, net	22.3	32.8

TOTAL ASSETS	$4,321.3	$4,546.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$472.4	$471.9
Short-term borrowings	2.3	0.3
Current portion of long-term debt	32.3	37.2
Liabilities held for sale	—	17.9

TOTAL CURRENT LIABILITIES	507.0	527.3
Long-term debt	1,525.9	1,854.8
Deferred tax liabilities	390.5	397.4
Other non-current liabilities	291.4	266.3

TOTAL LIABILITIES	2,714.8	3,045.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500.0; 215.1 issued and 197.7 outstanding at May 3, 2009 and 214.7 issued and 197.3 outstanding at April 27, 2008)	$2.1	$2.1
Additional paid-in capital	1,047.5	1,034.7
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(38.4)	8.2
Retained earnings	778.4	638.6

TOTAL STOCKHOLDERS’ EQUITY	1,606.5	1,500.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,321.3	$4,546.3

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Fiscal Year
	2009	2008	2007
Net sales	$3,626.9	$3,179.8	$2,872.5
Cost of products sold	2,622.7	2,319.9	2,054.0

Gross profit	1,004.2	859.9	818.5
Selling, general and administrative expense	643.3	541.4	537.8

Operating income	360.9	318.5	280.7
Interest expense	110.3	131.4	133.5
Other (income) expense	24.1	(2.5)	0.4

Income from continuing operations before income taxes	226.5	189.6	146.8
Provision for income taxes	78.8	71.9	49.5

Income from continuing operations	147.7	117.7	97.3
Income from discontinued operations before income taxes	38.9	11.4	19.0
Provision (benefit) for income taxes	14.3	(4.0)	3.7

Income from discontinued operations	24.6	15.4	15.3

Net income	$172.3	$133.1	$112.6

Earnings per common share
Basic:
Continuing Operations	$0.74	$0.58	$0.48
Discontinued Operations	0.13	0.08	0.08

Total	$0.87	$0.66	$0.56

Diluted:
Continuing Operations	$0.74	$0.58	$0.48
Discontinued Operations	0.13	0.08	0.07

Total	$0.87	$0.66	$0.55

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 30, 2006	200,100,000	$2.1	12,000,000	$(126.5)	$989.5	$(7.9)	$456.8	$1,314.0
Net income	—	—	—	—	—	—	112.6	112.6
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $0.1)	—	—	—	—	—	0.2	—	0.2
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1

Comprehensive income								112.9
Adjustment to initially apply SFAS 158 (net of tax of $20.6)	—	—	—	—	—	32.0	—	32.0
Issuance of shares	2,100,000	—	—	—	15.3	—	—	15.3
Repurchase of shares	—	—	—	(6.6)	—	—	—	(6.6)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(32.3)	(32.3)
Tax benefit from stock options exercised	—	—	—	—	1.7	—	—	1.7
Stock option expense	—	—	—	—	10.6	—	—	10.6
Restricted stock units and amortization of unearned compensation	—	—	—	—	4.6	—	—	4.6

Balance at April 29, 2007	202,200,000	$2.1	12,000,000	$(133.1)	$1,021.7	$24.4	$537.1	$1,452.2
Net income	—	—	—	—	—	—	133.1	133.1
Other comprehensive income/(loss):
Loss on cash flow hedging instruments (net of tax of $3.5)	—	—	—	—	—	(5.5)	—	(5.5)
Currency translation adjustment	—	—	—	—	—	1.6	—	1.6
Pension liability adjustment (net of tax of $8.0)	—	—	—	—	—	(12.3)	—	(12.3)

Comprehensive income								116.9
Issuance of shares	500,000	—	—	—	3.8	—	—	3.8
Repurchase of shares	(5,400,000)	—	5,400,000	(50.0)	—	—	—	(50.0)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(31.9)	(31.9)
Tax benefit from stock options exercised	—	—	—	—	0.2	—	—	0.2
Adjustment to initially apply FIN 48	—	—	—	—	—	—	0.3	0.3
Stock option expense	—	—	—	—	8.8	—	—	8.8
Restricted stock units and amortization of unearned compensation	—	—	—	—	0.2	—	—	0.2

Balance at April 27, 2008	197,300,000	$2.1	17,400,000	$(183.1)	$1,034.7	$8.2	$638.6	$1,500.5
Net income	—	—	—	—	—	—	172.3	172.3
Other comprehensive income/(loss):
Loss on cash flow hedging instruments (net of tax of $9.5)	—	—	—	—	—	(14.7)	—	(14.7)
Currency translation adjustment	—	—	—	—	—	(1.5)	—	(1.5)
Pension liability adjustment (net of tax of $19.6)	—	—	—	—	—	(30.4)	—	(30.4)

Comprehensive income								125.7
Issuance of shares	400,000	—	—	—	2.1	—	—	2.1
Dividends declared ($0.16 per share)						—	(31.6)	(31.6)
Adjustment to apply SFAS 158, net of tax of $0.5	—	—	—	—	—	—	(0.9)	(0.9)
Stock option expense	—	—	—	—	8.9	—	—	8.9
Restricted stock units and amortization of unearned compensation, net of tax	—	—	—	—	1.8	—	—	1.8

Balance at May 3, 2009	197,700,000	$2.1	17,400,000	$(183.1)	$1,047.5	$(38.4)	$778.4	$1,606.5

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$172.3	$133.1	$112.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.9	106.2	100.6
Deferred taxes	29.5	44.1	52.9
(Gain)/loss on asset disposal	(23.3)	(7.5)	1.2
Stock compensation expense	12.2	9.0	15.2
Tax benefit from stock options exercised	—	0.1	0.9
Impairment loss on discontinued pet trademarks	11.7	—	—
Other non-cash items, net	10.1	(6.5)	2.0
Changes in operating assets and liabilities:
Trade accounts receivable, net	89.5	(26.7)	(4.0)
Inventories	(78.5)	(6.2)	(2.8)
Prepaid expenses and other current assets	(58.9)	20.7	(13.2)
Other assets, net	2.5	4.5	(1.9)
Accounts payable and accrued expenses	(69.5)	7.4	2.5
Other non-current liabilities	(1.9)	8.7	(35.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	200.6	286.9	230.1

INVESTING ACTIVITIES:
Capital expenditures	(88.7)	(96.7)	(95.0)
Net proceeds from disposal of assets	365.8	17.5	17.5
Cash used in business acquisitions, net of cash acquired	—	—	(1,310.6)
Decrease in restricted cash	—	—	43.3
Other items, net	—	(0.5)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	277.1	(79.7)	(1,344.8)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	517.7	543.6	821.5
Payments on short-term borrowings	(515.7)	(565.1)	(801.4)
Proceeds from long-term debt	—	—	745.0
Principal payments on long-term debt	(333.8)	(89.4)	(64.8)
Payments of debt related costs	—	(5.3)	(10.0)
Dividends paid	(31.6)	(32.2)	(32.1)
Issuance of common stock	2.1	3.8	15.3
Purchase of treasury stock	—	(50.0)	(6.6)
Excess tax benefits from stock-based compensation	—	0.1	0.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(361.3)	(194.5)	667.7

Effect of exchange rate changes on cash and cash equivalents	0.6	—	0.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	117.0	12.7	(446.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25.7 (1)	13.0	459.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$142.7	$25.7 (1)	$13.0

(1)	Includes $0.1 of cash included in assets held for sale.

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2009

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

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of DMFC, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of May 3, 2009, DMFC’s assets relate solely to its investment in DMC. DMFC had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of the Del Monte Foods Company. DMFC is separately liable under various full and unconditional guarantees of indebtedness of DMC.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among DMC, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and StarKist Samoa Co. (“Acquisition Sub”), DMC (i) sold to Starkist Co. all of the outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of Del Monte’s manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 at closing. The Company also received approximately an additional $23 from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of Del Monte’s direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, Del Monte transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment.

For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business and the Soup and Infant Feeding Businesses have been classified as discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Statement of Cash Flows for all periods presented.

For reporting purposes, the Company has two reportable segments: Consumer Products and Pet Products. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets, and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, and broth products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

All amounts discussed in these Notes to the Consolidated Financial Statements represent continuing operations, unless otherwise noted.

The Company operates on a 52 or 53 week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2009, fiscal 2008 and fiscal 2007 contain 53, 52 and 52 weeks, respectively.

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

May 3, 2009

(In millions, except share and per share data)

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

Retirement Benefits: The Company sponsors three defined benefit pension plans and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance and other benefits to eligible retired, salaried, non-union hourly and union employees. Under the direction of the Company, independent third-party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company in estimating the expenses and liabilities related to these plans. The factors utilized by the Company’s actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods.

On April 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106, and 132(R) (“SFAS 158”).” SFAS 158 requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. The Company adopted the measurement provisions of SFAS 158 as of May 3, 2009. The funded status of the Company’s pension and other postretirement plans is recorded as a liability, and all unrecognized gains or losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Goodwill and Intangibles with Indefinite Lives: In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, the Company does not amortize goodwill and intangible assets with indefinite lives, but instead tests for impairment at least annually. Additional impairment tests may be performed between annual tests if circumstances indicate that a potential impairment exists. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company engages third party valuation experts to assist in its valuation of its intangible assets with indefinite lives and reporting units that have goodwill assigned to them. No impairment losses relating to these intangible assets and goodwill have been identified.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying amount. The estimated fair value is computed using two approaches: the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. If the fair value of the reporting unit is determined to be more than its carrying amount, no goodwill impairment is recognized.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

For intangible assets with indefinite lives, estimated fair value is determined using the relief from royalty method, which is based upon the estimated rent or royalty the Company would pay for the use of a brand name if the Company did not own it and discounted at a risk-adjusted weighted average cost of capital.

In estimating discounted future cash flows, management uses historical financial information as well as the Company’s operating plans and projections, which include assumptions regarding sales trends and profitability, as well as macroeconomic factors. Considerable judgment is necessary in estimating future cash flows, market interest rates, discount rates, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and intangible assets with indefinite lives. Materially different assumptions regarding future performance, discount rates or other factors could result in future impairment losses.

Stock-based Compensation: On May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) under the modified prospective method. SFAS 123R requires entities to recognize in the statement of income the grant-date fair value of stock options and other equity-based compensation. In accordance with SFAS 123R, employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value on the date the stock-based compensation was granted.

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

There was no liquidation of the LIFO layers in fiscal 2009 and 2007. In fiscal 2008 there was a liquidation of the LIFO layers which resulted in a net decrease to cost of products sold of $0.1.

As the Company manufactures new inventories, new current year costs are developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs resulted in a credit balance LIFO reserve of $32.4 as of May 3, 2009 and $0.8 as of April 27, 2008. The credit balance LIFO reserve increase during fiscal 2009 was due to fiscal 2009 costs being significantly higher than fiscal 2008 costs.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are: land improvements—5 to 25 years; buildings and leasehold improvements—10 to 50 years; machinery and equipment—10 to 20 years; and computer software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization was $90.8, $93.2 and $87.6 (including depreciation and amortization related to discontinued operations) for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. Including costs paid to third-party vendors, the Company capitalized $15.3, $14.7 and $4.4 of software development costs in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, related to systems supporting the Company’s infrastructure.

Long-lived Assets: The Company reviews long-lived assets held and used, intangible assets with finite lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

The Company’s intangible assets with estimable lives generally have useful lives ranging between 15 and 40 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges for fiscal 2009, fiscal 2008 and fiscal 2007 was $6.3, $5.1 and $5.1, respectively (including amortization expense related to discontinued operations). Deferred debt issuance costs are included in other assets.

Derivative Financial Instruments: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).” SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities. During the fourth quarter of fiscal 2009, the Company adopted the provisions of this statement, resulting in additional disclosures which are contained in Note 8.

The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency, commodity and other price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

or other fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company believes that its use of derivative instruments to manage risk is in its best interest. The Company accounts for its derivatives and hedging activities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”),” FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and FASB Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income. The gain or loss included in other comprehensive income is subsequently reclassified into net income on the same line in the Consolidated Statements of Income as the hedged item in the same period that the hedge transaction affects net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other income or expense. The settlement of a cash flow hedging instrument is classified as an operating activity in the Statement of Cash Flows. For derivatives designated as Economic Hedges, all changes in fair value are reported in other income or expense.

The Company formally documents its hedging relationships at the inception of the trade, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. Derivatives are reported in the Consolidated Financial Statements at fair value. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. When it is determined that a hedging relationship ceases to be highly effective, the Company discontinues hedge accounting.

Fair Value of Financial Instruments: The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amounts of Del Monte’s derivative financial instruments are recorded at fair value in accordance with SFAS 133 and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (“SFAS 157”).” The carrying amount of the Company’s floating rate debt instruments approximates fair value because the interest rates adjust periodically to the current market rates. The following table provides the book value and fair value of the Company’s fixed rate notes:

	May 3, 2009		April 27, 2008
	Book Value	Fair Value	Book Value	Fair Value
8 5/8% senior subordinated notes	$450.0	$460.1	$450.0	$466.9
6 3/4% senior subordinated notes	250.0	241.9	250.0	241.2

Fair values were estimated based on quoted market prices from the trading desk of a nationally recognized investment bank.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

Asset Retirement Obligations: The Company accounts for asset retirement obligations in accordance with FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long–lived asset that result from the acquisition, construction or development and the normal operation of a long–lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of May 3, 2009 and April 27, 2008, the asset retirement obligation totaled $7.0 and $7.5, respectively. In addition, certain of the Company’s production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities and accordingly has not recorded an asset retirement obligation for these matters.

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

Comprehensive Income: Comprehensive income is comprised of net income and other comprehensive income (“OCI”). OCI is comprised of pension and other postretirement employee benefit adjustments, net of tax, currency translation adjustments and net unrealized losses on cash flow hedging instruments, net of tax.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

The components of accumulated other comprehensive income (loss) (“AOCI”), as shown in the Consolidated Balance Sheets, are as follows:

	May 3, 2009	April 27, 2008
Currency translation adjustments	$(0.4)	$1.1
Pension and other postretirement employee benefit adjustments	(18.2)	12.2
Loss on cash flow hedging instruments	(19.8)	(5.1)

Total accumulated other comprehensive income (loss)	$(38.4)	$8.2

Revenue Recognition: The Company recognizes revenue from sales of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by customer returns, consumer promotion costs relating to coupon redemption, trade promotions, performance allowances, customer pick-up allowances and discounts.

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. For fiscal 2009, fiscal 2008 and fiscal 2007, one customer accounted for approximately 34%, 31% and 30% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 39% and 22% of trade accounts receivable as of May 3, 2009 and April 27, 2008, respectively. This customer is also the most significant customer of each of the Company’s reportable segments. The top ten customers represented approximately 62% of the Company’s list sales for each of fiscal 2009, fiscal 2008 and fiscal 2007. The Company closely monitors the credit risk associated with its customers.

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

Foreign Currency Translation: For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at period-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included in AOCI, a component of stockholders’ equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Advertising Expense: All costs associated with advertising are expensed as incurred. Marketing expense, which includes advertising expense, was $140.6, $96.0 and $90.5 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and is included in selling, general and administrative expense.

Research and Development: Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $23.7, $23.7 and $23.5 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”).” FSP FAS 141(R)-1 amends and clarifies SFAS 141R regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141(R) -1 are effective for business combinations in fiscal years beginning after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. In connection with any applicable future transactions the Company will evaluate the impact, if any, that SFAS 141R and FSP FAS 141(R)-1 will have on its Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

In April 2008, the FASB finalized FSP No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP 142-3”).” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. In connection with any applicable future transactions the Company will evaluate the impact, if any, that FSP 142-3 will have on its Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets—an amendment of FASB Statement No. 132(R) (“FSP FAS 132(R)-1”).” This FSP expands the disclosure requirements under FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to include disclosure on investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS 157 the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this standard will require expanded disclosure in the notes to the Company’s Consolidated Financial Statements but will not impact its financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company currently does not have any financial instruments to which this guidance would apply.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”).” This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in the annual financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will require expanded disclosure in the notes to the Company’s Consolidated Financial Statements but will not impact its financial results.

Note 3.    Discontinued Operations

As described in Note 1, on October 6, 2008 Del Monte completed the divestiture of the StarKist Seafood Business. As a result of the sale, the Company recognized a gain of $42.6, included in income from discontinued operations, and taxes of $12.8 included in provision for income taxes from discontinued operations. Del Monte has entered into a two-year Operating Services Agreement pursuant to which the Company currently provides operational services to Starkist Co. such as warehousing, distribution, transportation, sales, information technology and administration. Del Monte has concluded that the continuing cash flows related to the Operating Services Agreement are not direct cash flows because such cash flows are not significant to the StarKist Seafood Business; accordingly, the operating results of the StarKist Seafood Business are appropriately reported as discontinued operations.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

Star-Kist Samoa, Inc., which merged with and into Acquisition Sub in connection with the sale of the StarKist Seafood Business as described in Note 1, was party to a 10-year supply agreement with Tri-Marine International, Inc. (“Tri-Marine”) to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine. Total purchases by the Company under this agreement were approximately $72.8, $73.7 and $45.9 for fiscal 2009 (for the period prior to the sale), fiscal 2008 and fiscal 2007, respectively.

Additionally, in connection with the sale of the StarKist Seafood Business, DMC entered into a Bifurcation and Partial Assignment and Assumption Agreement with Impress Group, B.V. (“Impress”) and Starkist Co. to bifurcate and assign to Starkist Co. specified rights and obligations under the Amended and Restated Supply Agreement between Impress and Del Monte Corporation dated as of January 23, 2008 (the “Supply Agreement”). Total purchases by the Company under the bifurcated and assigned portion of the Supply Agreement (including under its predecessor agreement) were approximately $22.7, $39.6 and $36.9 for fiscal 2009 (for the period prior to the sale), fiscal 2008 and fiscal 2007, respectively.

Net sales from discontinued operations were $283.9, $557.6 and $543.4 for fiscal 2009 (for the period prior to the sale), fiscal 2008 and fiscal 2007, respectively.

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations for fiscal 2009:

Fiscal Year 2009
Basic & diluted earnings per common share
Gain on sale of the StarKist Seafood Business	$0.15
Loss from the StarKist Seafood Business	(0.02)

Income from discontinued operations	$0.13

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Income from discontinued operations for fiscal 2009, fiscal 2008 and fiscal 2007 includes approximately $1.5, $10.0 and $10.5, respectively, of depreciation expense.

In October 2008, the Company applied $305.0 from the divestiture of the StarKist Seafood Business toward the reduction of term loans. The interest expense allocated to discontinued operations represents the portion of total interest expense related to the debt repaid.

During fiscal 2008, the Company sold $7.6 of real properties then classified as assets held for sale and recognized a gain of $1.2 on the sales. As of May 3, 2009 and April 27, 2008 there are no real properties that meet the criteria of assets held for sale.

Note 4.    Supplemental Financial Statement Information

	May 3, 2009	April 27, 2008
Trade accounts receivable:
Trade	$188.7	$277.1
Allowance for doubtful accounts	(0.2)	(0.1)

TRADE ACCOUNTS RECEIVABLE, NET	$188.5	$277.0

Inventories:
Finished products	$552.0	$512.3
Raw materials and in-process material	45.2	34.4
Packaging material and other	112.6	116.2
LIFO Reserve	(32.4)	(0.8)

TOTAL INVENTORIES	$677.4	$662.1

Prepaid expenses and other current assets:
Prepaid expenses	$80.3	$58.8
Other current assets	58.3	32.5

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$138.6	$91.3

Property, plant and equipment:
Land and land improvements	$30.2	$29.5
Buildings and leasehold improvements	296.5	288.1
Machinery and equipment	829.7	775.0
Construction in progress	46.2	44.0

	1,202.6	1,136.6
Accumulated depreciation	(560.0)	(486.5)

PROPERTY, PLANT AND EQUIPMENT, NET	$642.6	$650.1

Accounts payable and accrued expenses:
Accounts payable—trade	$184.0	$221.2
Marketing and advertising	75.5	66.3
Accrued payroll and related costs	52.2	39.2
Accrued interest	18.7	19.5
Income tax payable	4.9	—
Current portion of pension liability	41.6	22.8
Other current liabilities	95.5	102.9

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$472.4	$471.9

Other non-current liabilities:
Accrued postretirement benefits	$109.5	$117.4
Pension liability	77.9	51.7
Other non-current liabilities	104.0	97.2

OTHER NON-CURRENT LIABILITIES	$291.4	$266.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

	Fiscal Year
	2009	2008	2007
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.1)	$(0.3)	$(0.4)
Additions: charged to costs and expenses	(0.1)	(0.2)	(0.4)
Deductions: write-offs or reversals	—	0.4	0.5

Allowance for doubtful accounts at end of year	$(0.2)	$(0.1)	$(0.3)

Note 5.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	May 3, 2009	April 27, 2008
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,071.6	1,071.6

Amortizable intangible assets:
Trademarks	32.6	70.4
Customer relationships	89.0	89.0
Other	11.0	11.0

	132.6	170.4
Accumulated amortization	(32.7)	(50.9)

Amortizable intangible assets, net	99.9	119.5

Intangible assets, net	$1,171.5	$1,191.1

During the fourth quarter of fiscal 2009, management decided to discontinue five non-core pet brands and accordingly the related unamortized balances of the trademark intangible assets were impaired. The Company recorded an impairment charge of $11.7 related to the impaired intangible assets which is included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended May 3, 2009.

As of May 3, 2009, the Company’s goodwill was comprised of $150.2 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment. As of April 27, 2008, the Company’s goodwill was comprised of $149.8 related to the Consumer Products reportable segment and $1,187.9 related to the Pet Products reportable segment.

Amortization expense for fiscal 2009, fiscal 2008 and fiscal 2007 was $7.8, $7.9 and $7.9, respectively. The following table presents expected amortization of intangible assets as of May 3, 2009, for each of the five succeeding fiscal years:

2010	$4.7
2011	4.5
2012	4.5
2013	4.5
2014	4.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Note 6.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	Fiscal Year
	2009	2008	2007
Basic earnings per common share:
Numerator:
Net income from continuing operations	$147.7	$117.7	$97.3

Denominator:
Weighted average shares	198,100,000	200,600,000	201,400,000

Basic earnings per common share	$0.74	$0.58	$0.48

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$147.7	$117.7	$97.3

Denominator:
Weighted average shares	198,100,000	200,600,000	201,400,000
Effect of dilutive securities	300,000	2,200,000	2,400,000

Weighted average shares and equivalents	198,400,000	202,800,000	203,800,000

Diluted earnings per common share	$0.74	$0.58	$0.48

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, and other deferred stock awards.

Stock options and restricted shares outstanding in the amounts of 16,900,000; 10,900,000 and 7,700,000 were not included in the computation of diluted earnings per share for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, because inclusion of these options and restricted shares would be antidilutive.

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

May 3, 2009

(In millions, except share and per share data)

The Senior Credit Facility consists of the following: a revolving credit facility (the “Revolver”), a Term A Loan Facility (the “Term A Facility”) and a Term B Loan Facility (the “Term B Facility,” and, collectively with the Term A Facility, the “Term Facility”). The Revolver includes a letter of credit subfacility of $100.0. As of May 3, 2009, there were no loans outstanding under the $450.0 Revolver, the amount of letters of credit issued under the Revolver was $66.4 and the net availability under the Revolver was $383.6. As of May 3, 2009, the amount outstanding under the Term A Facility was $218.5 and the amount outstanding under the Term B Facility was $639.7.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

Revolver. The outstanding Revolver loan balance at May 3, 2009 and April 27, 2008 was zero.

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

Borrowings under the Term A Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin for loans outstanding under the Term A Facility is subject to adjustment periodically based on the Company’s total debt ratio. The maximum margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) is 1.50%. The currently applicable interest rate margin is the maximum margin of 1.50%. As of May 3, 2009, the then effective interest rate for the outstanding balance on the Term A Facility was 1.92%. Borrowings under the Term B Facility bear interest at a rate equal to the sum of a Base Rate (as set forth in the Senior Credit Facility) or a Eurodollar Rate (as set forth in the Senior Credit Facility), in each case plus an applicable margin. The interest rate margin over the Eurodollar Rate (as set forth in the Senior Credit Facility) for the Term B Facility is fixed at 1.50% over the Eurodollar Rate (as set forth in the Senior Credit Facility). As of May 3, 2009, the then effective interest rate for the outstanding balance on the Term B Facility was 2.30%. As of April 27, 2008, the interest rates payable on the Term A Facility and on the Term B Facility were 4.40% and 4.41%, respectively. See Note 8 for a description of the Company’s interest rate swap.

The Term A Facility will be due in full on February 8, 2011 and the Term B Facility will be due in full on February 8, 2012. Scheduled amortization with respect to the Term A Facility is approximately the following percentages of the original outstanding principal amount (adjusted for prepayments): 10.0%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

for fiscal year 2010 and 75.0% for fiscal year 2011. Scheduled amortization with respect to the Term B Facility is approximately 1.00% per annum with respect to each of the quarterly payments from July 25, 2008 through January 28, 2011, with the remaining 95.5% due in four approximately equal installments commencing on April 29, 2011 and ending on the February 8, 2012 maturity date. Scheduled amortization payments with respect to the Term A Facility and Term B Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

The Company’s long-term debt and short-term borrowings consisted of the following, as of the dates indicated:

	May 3, 2009	April 27, 2008
Short-term borrowings:
Revolver	$—	$—
Other	2.3	0.3

	$2.3	$0.3

Long-term debt:
Term A Loan	$218.5	$352.8
Term B Loan	639.7	839.2

Total Term Loans	858.2	1,192.0

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,558.2	1,892.0
Less current portion	32.3	37.2

	$1,525.9	$1,854.8

Maturity Table

As of May 3, 2009, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years (representing debt under the Senior Credit Facility and the 8 5/8% senior subordinated notes) are as follows:

2010	$32.3
2011	331.3
2012	494.6
2013	450.0
2014	—

Restrictive and Financial Covenants

The Senior Credit Facility and the indentures governing the senior subordinated notes contain restrictive covenants that limit the Company’s ability and the ability of its subsidiaries to take certain actions. The Senior Credit Facility also contains financial covenants.

Senior Credit Facility Covenants

The restrictive covenants in the Senior Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), enter into consolidations or mergers, make loans and investments, incur or guarantee indebtedness, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the Senior Credit Facility apply to DMFC as well as DMC. The Senior Credit Facility also limits the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default.

The financial covenants in the Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio remains constant over time. The Company’s compliance with these financial covenants is tested on a quarterly basis.

Senior Subordinated Note Indenture Covenants

As a general matter, the restrictive covenants set forth in the Company’s indentures are less restrictive than the comparable covenants in the Senior Credit Facility. The restrictive covenants in the indenture governing the 8 5/8% Notes are similar to the restrictive covenants in the indenture governing the 6 3/4% Notes.

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

The Company believes that it is currently in compliance with all of its restrictive and financial covenants, and was in compliance therewith as of May 3, 2009.

Supplemental Disclosure of Cash Flow Information

The Company made cash interest payments of $111.1, $144.9 and $149.6 during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company also uses its floating rate revolver to fund seasonal working capital needs and other uses of cash. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

The Company manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. The Company’s interest rate cash flow hedges resulted in a $4.5 decrease to OCI and a $2.9 increase to deferred tax assets during fiscal 2009. The Company’s interest rate cash flow hedges had an impact of $9.1 on interest expense for fiscal 2009. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $21.1 at May 3, 2009.

In fiscal 2008, the Company’s interest rate cash flow hedges resulted in an $8.3 decrease to OCI and a $5.3 increase to deferred tax assets. The interest rate cash flow hedges had an impact of $1.2 on interest expense for fiscal 2008. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $13.6 at April 27, 2008.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil and natural gas (collectively, “commodity contracts”) are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures or options contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On May 3, 2009, the fair values of the Company’s commodities hedges were recorded as current assets of $1.9 and current liabilities of $17.0. The fair values of the Company’s commodities hedges were recorded as current assets of $4.2 and current liabilities of $1.0 at April 27, 2008.

Other: During portions of fiscal 2009 the Company carried out a hedging program for heating oil. The heating oil contracts are used as a proxy for fluctuations in diesel fuel prices. These contracts generally have a term of less than twelve months and do not qualify as cash flow hedges for accounting purposes.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Accordingly, associated gains and losses are recorded directly as other income or expense. As of May 3, 2009, all heating oil contracts were closed. No such contracts were entered into during fiscal 2008.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of May 3, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.6 and current liabilities of $1.0. As of April 27, 2008, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.3.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Consolidated Balance Sheet as of May 3, 2009 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$(21.1)
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.6	Accounts payable and accrued expenses	(1.0)
Commodity and other contracts	Prepaid expenses and other current assets	1.9	Accounts payable and accrued expenses	(17.0)

Total		$2.5		$(39.1)

The effect of derivative instruments recorded for the fiscal year ended May 3, 2009 in the Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$(4.5)	Interest expense	$(9.1)	N/A	$—
Foreign currency exchange contracts	(1.2)	Cost of products sold	(0.2)	Other income (expense)	0.3
Commodity and other contracts	(26.0)	Cost of products sold	(10.2)	Other income (expense)	(19.2)

Total	$(31.7)		$(19.5)		$(18.9)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Note 9.    Fair Value Measurements

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157, (“FSP 157-2”)” which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 Inputs—unadjusted quoted prices in active markets for identical assets or liabilities;

•

Level 2 Inputs—quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•	Level 3 Inputs—unobservable inputs reflecting the Company’s own assumptions in measuring the asset or liability at fair value.

The Company uses commodity contracts, heating oil futures as well as interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity prices, diesel fuel prices, interest rates and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at May 3, 2009
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	$1.9	$—	$—
Foreign Currency Contracts	—	0.6	—

Total	$1.9	$0.6	$—

Liabilities
Commodity Contracts	$17.0	$—	$—
Foreign Currency Contracts	—	1.0	—
Interest Rate Swap	—	21.1	—

Total	$17.0	$22.1	$—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of May 3, 2009, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

Note 10.    Stock Plans

On August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). Under the 1997 Non-Employee Plan, grants of non-qualified stock options were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vested over a four-year period. As of May 3, 2009, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors (the “Board”) on April 24, 1998, modified by the Board on September 23, 1998 and approved by the then stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses were able to be made to certain employees, non-employee directors and consultants of Del Monte. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vested over four or five years. As of May 3, 2009, eligible employees held options to purchase 1,732,385 shares of common stock under the 1998 Plan. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. On August 15, 2005, the Board approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan. On August 3, 2007, the Board adopted the Del Monte

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007, subject to stockholder approval (the “Amended 2002 Plan”). The Amended 2002 Plan was approved by the Company’s stockholders at its annual meeting held on September 27, 2007. Under the Amended 2002 Plan, the total number of shares authorized for grant was increased by 5,392,927 shares to 31,558,740 shares. The Amended 2002 Plan allows for grants of incentive and nonqualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Stock-based Incentive Awards”). The 2002 Plan also allows cash awards. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Stock-based Incentive Awards and cash awards under the Amended 2002 Plan and to set the terms of any Stock-based Incentive Awards and cash awards. Grants may be made to certain employees, non-employee directors and independent contractors. Options generally vest over four years. Shares of common stock issued pursuant to equity incentives granted under the Amended 2002 Plan on or after April 30, 2007 reduce the Amended 2002 Plan’s share reserve by one share in the case of options and stock appreciation rights with exercise prices at least equal to fair market value of the Company’s common stock on the grant date and by 2.79 shares in the case of all other equity incentives granted under the Amended 2002 Plan. However, for such other stock awards granted prior to April 30, 2007 but on or after May 2, 2005, the reduction is 1.94 shares instead of 2.79 shares. For all awards granted prior to May 2, 2005, the number of shares of common stock available for issuance under the Amended 2002 Plan is reduced by one share for each share of common stock issued.

On March 16, 2006, the Board approved the amendment and restatement of the Del Monte Foods Company Non-Employee Director Compensation Plan, effective upon the 2006 annual meeting of stockholders. The Non-Employee Director Compensation Plan, as so amended, generally provides, among other things, that each eligible director annually receives $0.08 worth of restricted Del Monte common stock or restricted stock units (“Director RSUs”) under the Amended 2002 Plan. Such Director RSUs generally are granted promptly after each annual meeting of stockholders, and vest over three years from the date of grant (it being understood, for example, that in the event the date of the third regularly scheduled annual meeting is less than three full calendar years from the date of grant, such Director RSUs shall nevertheless vest immediately prior to such annual meeting). The number of Director RSUs to be so issued is calculated by dividing the $0.08 by the average of the high and low prices of Del Monte’s common stock on the date of grant. Directors appointed between annual meetings are granted a prorated award upon appointment. During fiscal 2009, the Company granted 82,424 Director RSUs after the 2008 annual meeting based on the September 25, 2008 average of the high and low price of $7.77.

During fiscal 2009, the Company granted up to a maximum of 985,500 performance shares (657,000 shares at the target amount) to employees at a grant date fair value of $2.44 per share. Performance shares granted in fiscal 2009 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2010 to the end of fiscal 2012. Performance shares granted in fiscal 2008 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2009 to the end of fiscal 2011. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010 and fiscal 2011. Performance shares granted in fiscal 2006 vest

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009 and fiscal 2010. Based on management’s expectations, the achievement of the targets related to fiscal 2007 and fiscal 2006 performance share grants were deemed improbable, and the Company reversed approximately $3.8 of prior expense during fiscal 2008 and discontinued recording future expense related to these grants. Those performance shares granted in fiscal 2005 relating to the attainment of predetermined financial goals for fiscal 2007, fiscal 2008 and fiscal 2009, as determined by DMFC’s Compensation Committee, did not vest as the specified goals were not met.

During fiscal 2009, the Company granted 393,800 performance accelerated restricted stock units (“PARs”) to employees at a grant date fair value of $7.03 per share. PARs granted in fiscal 2009 vest in September of fiscal 2014, subject to earlier vesting at the end of fiscal 2011 or fiscal 2012 if certain targets are met. PARs granted in fiscal 2008 vest in September of fiscal 2013, subject to earlier vesting at the end of fiscal 2010 or fiscal 2011 if certain targets are met. PARs granted in fiscal 2007 vest in September of fiscal 2012, subject to earlier vesting at the end of fiscal 2010 if certain targets are met. PARs granted in fiscal 2006 vest in September of fiscal 2011.

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

The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their cash compensation, stock-based compensation or both, which amount would instead be converted to deferred stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the Amended 2002 Plan. As of May 3, 2009, participating non-employee directors held 94,533 deferred stock units issued under the Amended 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

On October 14, 1999, the Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was established under which certain employees are eligible to participate. Eligible employees may elect in advance to defer from 5% to 100% of their

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

annual incentive award paid under the Annual Incentive Plan. Del Monte provides a matching contribution of up to 25% of the employee’s deferral amount. Eligible employees were first able to make such elections with respect to their awards for fiscal 2001. The employee deferral and Del Monte’s match are converted to deferred stock units at the fair market value of Del Monte common stock on the day the incentive awards are paid. The participant is 100% vested in the employee deferral portion of his or her account. Del Monte’s matching contribution vests in equal installments, over three years. In the event of a “Change in Control” (as defined in the plan), a participant will become 100% vested in Del Monte’s matching contribution. At the time of distribution, the employee’s deferral amount and any vested Del Monte matching contribution will be distributed in the form of Del Monte common stock. The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the AIP Deferred Compensation Plan are issued under the Amended 2002 Plan. As of April May 3, 2009, 522,691 deferred stock units were outstanding, 463,574 of which were vested, under the Amended 2002 Plan and a frozen executive deferred compensation plan in connection with deferrals under these plans.

As of May 3, 2009, eligible employees and non-employee directors held 1,124,500 PARs, 617,224 deferred stock units, 142,142 Director RSUs, 2,510,631 performance shares and options to purchase 15,629,928 shares of common stock under the Amended 2002 Plan. As of May 3, 2009, 2,081,355 additional shares were available under the Amended 2002 Plan to be issued in connection with future awards.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted for fiscal 2009, fiscal 2008 and fiscal 2007:

	Fiscal Year
	2009	2008	2007
Expected life (in years)	6.1	7.0	7.0
Expected volatility	26.4%	26.4%	30.7%
Risk-free interest rate	3.2%	4.4%	4.7%
Dividend yield	1.8%	1.4%	1.4%

The expected life is the average length of time in which the Company expects its employees to exercise their options. Expected stock volatility reflects movements in the Company’s stock price over a historical period that matches the expected life of the options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. The dividend yield assumption is based on the Company’s expectation regarding the future payment of dividends.

The weighted average fair value per share of options granted during the year was $2.04, $3.29 and $3.78, for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Except for performance shares that vest based on relative total shareholder return, the fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant. Performance shares that vest based on relative total shareholder return are considered by SFAS 123R to contain a market condition; the fair value of these shares was determined based on a model which considered the estimated probabilities of possible outcomes. For stock awards that are not credited with dividends during the vesting period, the value is reduced by the present value of the expected dividend stream during the vesting period in order to calculate the grant date fair value. The total intrinsic value of options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $0.2, $1.3 and $7.4, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

The Company recognized total stock compensation expense of $12.2, $9.0 and $15.2 during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $4.3, $3.2 and $5.3 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. No compensation cost was capitalized as part of inventory and fixed assets for fiscal 2009, fiscal 2008 and fiscal 2007.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 30, 2006	14,927,270	9.16	8,046,461	8.67
Granted	2,706,500	10.57
Forfeited	682,605	10.23
Exercised	2,063,399	7.38

Balance at April 29, 2007	14,887,766	9.61	8,918,675	9.14
Granted	2,282,500	10.33
Forfeited	287,252	10.49
Exercised	422,350	8.65

Balance at April 27, 2008	16,460,664	9.72	10,761,811	9.35
Granted	3,483,800	7.90
Forfeited	2,323,051	11.31
Exercised	236,600	7.81

Balance at May 3, 2009	17,384,813	$9.17	10,993,068	$9.23

As of May 3, 2009 and April 27, 2008, the aggregate intrinsic values of options outstanding were $1.0 and $4.5, respectively. As of May 3, 2009 and April 27, 2008, the aggregate intrinsic values of options exercisable were $0.9 and $4.5, respectively.

At May 3, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	8,190,556	5.94	$7.88	5,017,256	$7.95
$8.79 - 10.42	6,431,793	6.90	10.13	3,430,848	10.01
$10.43 - 15.85	2,762,464	5.64	10.76	2,544,964	10.70

$6.04 - 15.85	17,384,813	6.25	$9.17	10,993,068	$9.23

As of May 3, 2009, there was $13.3 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Other stock-based compensation activity and related information during fiscal 2009 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at April 27, 2008	3,157,718	$8.55
Granted	1,733,588	4.46
Forfeited	(472,751)	10.14
Vested	(582,165)	9.15

Nonvested balance at May 3, 2009	3,836,390	$6.41

As of May 3, 2009, there was $9.9 of total unrecognized compensation cost related to other non-vested share-based compensation awards granted. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The total fair value of shares vested during fiscal 2009, fiscal 2008 and fiscal 2007, was $5.3, $1.4 and $1.2, respectively.

During fiscal 2009, the Company received cash of $2.1 and realized a reduction in cash taxes payable of $0.1 from the exercise of stock options.

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

The Company communicated to affected employees that their employment would be terminated as part of the transformation plan during fiscal 2007 and the first quarter of fiscal 2008. Termination benefits and severance costs are expensed as part of selling, general and administrative expense and are recorded as corporate expenses. The transformation plan was completed as of May 3, 2009.

The following table reconciles the beginning and ending accrued transformation-related termination and severance costs:

Total Company
Accrued termination and severance costs—April 30, 2006	$—
Termination and severance costs incurred	8.1
Amounts utilized	(6.0)
Other	(0.1)

Accrued termination and severance costs—April 29, 2007	2.0
Termination and severance costs incurred	0.8
Amounts utilized	(2.7)

Accrued termination and severance costs—April 27, 2008	0.1
Termination and severance costs incurred	—
Amounts utilized	(0.1)

Accrued termination and severance costs—May 3, 2009	$—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

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

Restructuring charges under Streamline and Operation Excel during the periods indicated were as follows:

Accrued Exit Costs
Accrued restructuring costs—April 30, 2006	$2.9
Amounts utilized—Fiscal 2007	(0.1)

Accrued restructuring costs—April 29, 2007	2.8
Amounts utilized—Fiscal 2008	(0.4)

Accrued restructuring costs—April 27, 2008	2.4
Amounts utilized—Fiscal 2009	(0.2)

Accrued restructuring costs—May 3, 2009	$2.2

The utilization of the accrual in fiscal 2009 and fiscal 2008 relates to environmental remediation costs and the remaining reserve at May 3, 2009 is related to environmental remediation.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Note 12.    Retirement Benefits

Defined Benefit Plans. Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, are as follows:

	Pension Benefits (1)		Other Benefits (1)
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Change in benefit obligation:
Benefit obligation at prior measurement date of March 31	$389.7	$399.3	$123.7	$116.7
Service cost	13.2	12.0	2.7	2.1
Interest cost	27.2	23.8	8.3	7.1
Actuarial (gain)/loss	(35.5)	(13.2)	(14.1)	1.4
Net transfer out for business divestiture	—	—	(0.9)	—
Benefits paid	(34.5)	(32.2)	(3.9)	(3.6)
Curtailment gain	(0.7)	—	—	—

Benefit obligation at measurement date	359.4	389.7	115.8	123.7

Benefit obligation at end of year	$359.4	$389.7	$115.8	$123.7

Accumulated benefit obligation	$347.8	$373.5

Change in plan assets:
Fair value of plan assets at prior measurement date	$343.5	$335.1	$—	$—
Actual gain (loss) on plan assets	(67.1)	4.4	—	—
Employer contributions	26.3	36.2	3.9	3.6
Benefits paid	(34.5)	(32.2)	(3.9)	(3.6)

Fair value of plan assets at measurement date	268.2	343.5	—	—
Interim contributions	—	—	—	0.4

Fair value of plan assets at end of year	$268.2	$343.5	$—	$0.4

Funded status at measurement date	$(91.2)	$(46.2)	$(115.8)	$(123.7)
Interim contributions	—	—	—	0.4

Funded status at end of year	$(91.2)	$(46.2)	$(115.8)	$(123.3)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accounts payable and accrued expenses	$(36.7)	$(21.0)	$(6.3)	$(5.9)
Other non-current liabilities	(54.5)	(25.2)	(109.5)	(117.4)

Total	$(91.2)	$(46.2)	$(115.8)	$(123.3)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain/(loss)	$49.2	$10.7	$13.0	$(1.1)
Net prior service (cost)/credit	7.2	(8.5)	22.0	31.1

Total	$56.4	$2.2	$35.0	$30.0

(1)	The measurement date for fiscal 2009 and fiscal 2008 was May 3, 2009 and March 31, 2008, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

The components of net periodic pension cost for the qualified defined benefit pension plans and other benefit plans for fiscal 2009, fiscal 2008 and fiscal 2007 are as follows:

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost for benefits earned during the period	$12.2	$12.0	$11.4	$1.8	$2.1	$1.9
Interest cost on projected benefit obligation	25.1	23.8	24.5	8.3	7.1	6.7
Expected return on plan assets	(26.7)	(26.4)	(25.3)	—	—	—
Amortization of prior service cost	1.0	1.0	1.0	(8.3)	(8.4)	(8.5)
Amortization of loss/(gain)	(0.2)	(0.2)	0.7	—	—	—
Curtailment loss	0.2	—	—	—	—	—

Net periodic benefit cost	$11.6	$10.2	$12.3	$1.8	$0.8	$0.1

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

Weighted average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits		Other Benefits
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Assumptions used to determine projected benefit obligation
Discount rate used in determining projected benefit obligation	7.90%	6.75%	7.55%	6.90%
Rate of increase in compensation levels	4.68%	4.26%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2009	2008	2007	2009	2008	2007
Assumptions used to determine periodic benefit cost
Discount rate used in determining periodic benefit cost	6.75%	6.20%	6.15%	6.90%	6.20%	6.15%
Rate of increase in compensation levels	4.26%	4.26%	4.27%
Long-term rate of return on assets	8.00%	8.00%	8.25%

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans and other benefit plans are as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost/(credit)	$0.9	$8.4
Amortization of the net (gain)/loss	1.9	(0.2)

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans and meet incremental plan funding thresholds applicable prior to 2011. In addition, the Act imposes certain consequences on the Company’s defined benefit plans if they do not meet certain minimum funding levels. The Company no longer expects to meet the incremental plan funding targets or to fully fund its defined benefit pension plans by 2011, although the Company currently meets and plans to continue to meet the minimum funding levels. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. The Company made contributions of $26.3 in fiscal 2009. The Company currently expects to make contributions of approximately $40.0 in fiscal 2010.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
2010	$41.6	$6.3
2011	38.3	7.0
2012	38.8	7.6
2013	38.8	8.2
2014	39.0	8.8
Years 2015-2019	193.7	50.7

The weighted average asset allocation of the pension plan assets as of the measurement date for fiscal 2009 and fiscal 2008 and weighted average target allocation are as follows:

	May 3, 2009	March 31, 2008	Target Allocation Range
Equity Securities	44%	52%	41-51%
Debt Securities	46%	38%	44-55%
Other	10%	10%	0-9%

Total	100%	100%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for both fiscal 2009 and fiscal 2008. The rate of increase is assumed to decline gradually to 4.5%. For health maintenance organization plans, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for both fiscal 2009 and fiscal 2008, respectively. The rate of increase is assumed to decline gradually to 4.5%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for both fiscal 2009 and fiscal 2008.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend of 1% in each year would increase the postretirement benefit obligation as of May 3, 2009 by $12.6 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.3. A decrease in the assumed health care cost trend of 1% in each year would decrease the postretirement benefit obligation as of May 3, 2009 by $10.6 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.1.

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans totaled $7.4, $6.8 and $6.3 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans of $7.9, $7.8 and $6.5 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Note 13.    Other (Income) Expense

The components of other (income) expense are as follows:

	Fiscal Year
	2009	2008	2007
Loss (gain) on hedging contracts	$18.9	$(3.5)	$(0.3)
Foreign currency transaction (gains) losses	3.9	0.5	(0.3)
Other	1.3	0.5	1.0

Other (income) expense	$24.1	$(2.5)	$0.4

Note 14.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2009	2008	2007
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$219.7	$174.3	$141.0
Foreign	6.8	15.3	5.8

	$226.5	$189.6	$146.8

Income tax provision (benefit):
Current:
U.S. federal and U.S. possessions	$37.2	$18.3	$(2.4)
State and foreign	12.6	8.5	0.5

Total current	49.8	26.8	(1.9)

Deferred:
U.S. federal and U.S. possessions	33.4	40.4	47.7
State and foreign	(4.4)	4.7	3.7

Total deferred	29.0	45.1	51.4

	$78.8	$71.9	$49.5

The above amounts do not include a tax expense of $0.1 in fiscal 2009 and tax benefits of $0.2 and $1.7 for fiscal 2008 and fiscal 2007, respectively, from the exercise of stock options, which for accounting purposes are recorded in additional paid-in capital.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	May 3, 2009	April 27, 2008
Deferred tax assets:
Post employment benefits	$45.4	$48.3
Pension liability	39.8	25.9
Workers’ compensation	13.8	13.8
Net operating loss and tax credit carry forwards	12.2	25.0
Stock-based compensation	16.1	13.0
Other	29.2	22.5

Gross deferred tax assets	156.5	148.5
Valuation allowance	(2.5)	(3.2)

Net deferred tax assets	154.0	145.3

Deferred tax liabilities:
Depreciation and amortization	94.9	92.0
Intangible assets	431.9	419.0
Inventory	30.6	29.7
Other	(9.5)	(1.5)

Gross deferred tax liabilities	547.9	539.2

Net deferred tax liability	$(393.9)	$(393.9)

At May 3, 2009, the Company had a valuation allowance for Mexican Asset Tax credit carryforwards of $2.5 as the utilization of such foreign credits cannot be reasonably assured. The net change in valuation allowance for the year ended May 3, 2009 was a decrease of $0.7. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2009	2008	2007
Expected income taxes computed at the statutory U.S. federal income tax rate	$79.3	$66.4	$51.4
State taxes, net of federal benefit	9.0	6.8	2.2
Benefit of state tax law change	(5.0)	—	—
Benefit of law change on U.S. possessions’ subsidiaries	(4.6)	—	(2.4)
Valuation allowance reversal	(0.2)	(2.7)	(1.1)
Other	0.3	1.4	(0.6)

Actual provision for income taxes	$78.8	$71.9	$49.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

As of May 3, 2009, the Company had state net operating loss carryforwards of $13.0, which will expire between 2010 and 2025; $1.8 of state tax credits, the majority of which have no expiration date; and $2.5 of Mexican Asset Tax credits that expire between 2010 and 2017.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $23.9 at May 3, 2009. It is not practical to assess the tax amount on the cumulative undistributed earnings because the computation would depend on a number of factors that are not known until a decision to repatriate the earnings is made. The Company intends to reinvest such earnings indefinitely.

The Company had gross unrecognized tax benefits of $15.6 and $9.0 at the end of May 3, 2009 and April 27, 2008 respectively.

Reconciliations of the beginning and ending balance of total unrecognized tax benefits for fiscal 2009 and 2008 are as follows:

	May 3, 2009	April 27, 2008
Balance at beginning of year	$9.0	$7.0
Additions based on tax positions related to the current year	2.9	3.3
Additions based on tax positions of prior years	4.1	0.8
Reductions for tax positions of prior years	—	—
Settlements	—	(0.2)
Lapse of statute of limitations issues	(0.4)	(1.9)

Balance at end of year	$15.6	$9.0

If recognized, $15.6 of the Company’s unrecognized tax benefits would impact the effective tax rate. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of May 3, 2009 and April 27, 2008, the amount of accrued interest included in the non-current income tax liability account was $1.1 and $0.6 respectively. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of effective settlement. The Company believes it is reasonably possible it will close a tax year to audit during the next 12 months. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $0.3.

The Company has open tax years from primarily 2004 to 2008 with various significant taxing jurisdictions including the United States, American Samoa and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Supplemental Disclosure of Cash Flow Information. The Company made income tax payments of $70.6 and $72.6 for fiscal 2009 and fiscal 2007, respectively. In fiscal 2008 the Company received net income tax refunds of $14.9.

Note 15.    Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

Lease Commitments. The Company leases certain property, equipment and office and plant facilities. At May 3, 2009, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

2010	$49.4
2011	39.4
2012	30.4
2013	24.3
2014	18.4
Thereafter	69.6

Rent expense related to operating leases was comprised of the following:

	Fiscal Year
	2009	2008	2007
Minimum rentals	$49.9	$49.0	$47.1
Contingent rentals	20.2	19.7	17.9

	$70.1	$68.7	$65.0

Supply Agreements. The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress was amended and restated January 23, 2008, and as described in Note 3, this agreement was bifurcated in connection with the sale of the StarKist Seafood Business in October 2008. Currently, this agreement grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. Total expenditures for cans and ends for pet food products under this agreement, were $96.1, $96.6 and $113.1 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The minimum commitment under this agreement for fiscal 2010 is approximately $50.9. The Impress agreement expires December 31, 2015.

The agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products metal food and beverage containers in the United States from Silgan. Total purchases made under this agreement, which expires December 31, 2011, were $249.9, $201.6 and

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

$205.9 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. As of May 3, 2009, the Company has committed to make purchases of approximately $36.1 in fiscal 2010. Pricing under the Impress agreement and Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Grower Commitments. The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $178.3, $146.1 and $119.4 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

At May 3, 2009, aggregate purchase commitments under non-cancelable agreements with growers (priced at May 3, 2009 estimated costs) are estimated as follows:

2010	$165.2
2011	53.8
2012	49.2
2013	41.2
2014	28.4
Thereafter	109.8

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, and other service providers with commitments ranging from one year to five years. Total purchases under these agreements were $323.8, $271.8 and $238.9 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $46.9, $49.8 and $42.9 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

At May 3, 2009, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers (including pineapple requirements) are estimated as follows:

2010	$225.9
2011	102.8
2012	67.8
2013	52.7
2014	19.1

Ingredients and other. The Company has purchase commitments with vendors for various ingredients and other items. Total commitments under these agreements were approximately $155.0 as of May 3, 2009.

Union Contracts. As of May 3, 2009, the Company has 18 collective bargaining agreements with 15 union locals covering approximately 77% of its hourly full-time and seasonal employees. Of these employees, approximately 54% are covered under collective bargaining agreements scheduled to expire in fiscal 2010 and approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2011. These agreements are subject to negotiation and renewal.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Legal Proceedings

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Fresh Del Monte also alleges that the Company’s advertising for certain of these products was false and misleading. Fresh Del Monte is seeking damages of $10.0, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and plans to vigorously defend itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

The Company is currently a defendant in the following case:

•	Picus v. Del Monte filed on April 30, 2007 in state court in Las Vegas, Nevada.

The Company was a defendant in the following cases:

•	Carver v. Del Monte filed on April 4, 2007 in the U.S. District Court for the Eastern District of California;

•	Ford v. Del Monte filed on April 7, 2007 in the U.S. District Court for the Southern District of California;

•	Hart v. Del Monte filed on April 10, 2007 in state court in Los Angeles, California;

•	Schwinger v. Del Monte filed on May 15, 2007 in the U.S. District Court for the Western District of Missouri;

•	Tompkins v. Del Monte filed on July 13, 2007 in the U.S. District Court for the District of Colorado; and

•	Blaszkowski v. Del Monte filed on May 9, 2007 in the U.S. District Court for the Southern District of Florida.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company was a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including the Company. The total settlement was $24.0. The portion of the Company’s contribution to this settlement was $0.25, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

The Picus Case. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company has denied the allegations made in the Picus case. On October 12, 2007, the Company filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted the Company’s motion in part and denied the motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. On March 16, 2009, the Court granted the motion to deny class certification. On March 25, 2009, the plaintiffs filed an appeal of the Court’s decision.

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

Del Monte is also involved from time to time in various legal proceedings incidental to its business (or its former StarKist Seafood Business), including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, Del Monte is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Note 16.    Segment Information

The Company has the following reportable segments:

•

The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato, and broth products.

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

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2009	2008	2007
Net Sales:
Consumer Products	$1,953.5	$1,748.3	$1,590.6
Pet Products	1,673.4	1,431.5	1,281.9

Total Company	$3,626.9	$3,179.8	$2,872.5

Operating Income:
Consumer Products	$195.1	$158.9	$143.5
Pet Products	219.9	231.2	220.0
Corporate (a)	(54.1)	(71.6)	(82.8)

Total Operating Income	$360.9	$318.5	$280.7
Reconciliation to income from continuing operations before income taxes:
Interest expense	110.3	131.4	133.5
Other (income) expense	24.1	(2.5)	0.4

Income from continuing operations before income taxes	$226.5	$189.6	$146.8

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2009, 2008 and 2007, Corporate includes $0.0, $21.2, and $29.2 of transformation-related expenses, respectively, including all severance-related restructuring costs associated with the transformation plan.

See Note 5 for goodwill detailed by reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

Geographic Information

The following table presents domestic and foreign sales:

	Fiscal Year
	2009	2008	2007
Net sales—United States	$3,420.0	$2,997.9	$2,742.9
Net sales—foreign	206.9	181.9	129.6

Total net sales	$3,626.9	$3,179.8	$2,872.5

Percentage of sales:
United States	94.3%	94.3%	95.5%
Foreign	5.7%	5.7%	4.5%

The following table presents domestic and foreign long-lived assets:

	Fiscal Year
	2009	2008	2007
Net long-lived assets—United States	$613.5	$630.7	$640.4
Net long-lived assets—foreign	29.1	19.4	12.4

Total net long-lived assets	$642.6	$650.1	$652.8

Percentage of long-lived assets:
United States	95.5%	97.0%	98.1%
Foreign	4.5%	3.0%	1.9%

Note 17.    Quarterly Results of Operations (unaudited)

	First (2)	Second	Third	Fourth
Fiscal 2009
Net sales	$726.2	$901.0	$942.3	$1,057.4
Operating income	13.3	79.5	133.5	134.6
Net income (loss)	(10.1)	50.4	60.5	71.5
Per share data (1) :
Basic earnings (loss) per share	$(0.05)	$0.25	$0.30	$0.36
Diluted earnings (loss) per share	$(0.05)	$0.25	$0.30	$0.36

Fiscal 2008
Net sales	$626.8	$808.2	$869.0	$875.8
Operating income (3)	36.1	76.2	110.2	96.0
Net income	3.5	25.9	53.3	50.4
Per share data (1) :
Basic earnings per share	$0.02	$0.13	$0.27	$0.25
Diluted earnings per share	$0.02	$0.13	$0.26	$0.25

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 3, 2009

(In millions, except share and per share data)

(2)

The Company’s net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

(3)

Operating income for the third and fourth quarter of fiscal 2008 includes approximately $2.7 and $3.8, respectively, of business interruption claim proceeds related to the Company’s pet food and pet snack recall discussed in Note 15.

Note 18.    Share Repurchases

On September 27, 2007, the Board authorized the repurchase of up to $200.0 of the Company’s common stock over the next 36 months. Under this authorization, repurchases may be made from time to time through a variety of methods, including open market purchases, privately negotiated transactions, and block transactions. Under this authorization, as of May 3, 2009 and April 27, 2008, Del Monte had repurchased 5,370,930 shares of its common stock for a total cash outlay of $50.0 and at an average price of $9.31 per share.

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part II, Item 9A, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte Foods Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of May 3, 2009, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders, our “2009 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements, board meetings and committees and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our 2009 Proxy Statement is incorporated in this section by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2009 Proxy Statement is incorporated in this section by reference.

The information appearing under the heading “Equity Compensation Plan Information” in our 2009 Proxy Statement is incorporated in this section by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing under the headings “Review, Approval or Ratification of Transactions with Related Persons,” “Independence of the Board of Directors” and “Board Meetings and Committees” in our 2009 Proxy Statement is incorporated in this section by reference.

Item 14.	Principal Accounting Fees and Services

The information appearing under the headings “Auditor’s Fees” and “Policies and Procedures Relating to Approval of Services by Auditor” in our 2009 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 3, 2009 and April 27, 2008

Consolidated Statements of Income—Fiscal years ended May 3, 2009, April 27, 2008 and April 29, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended May 3, 2009, April 27, 2008 and April 29, 2007

Consolidated Statements of Cash Flows—Fiscal years ended May 3, 2009, April 27, 2008 and April 29, 2007

Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this annual report on Form 10-K by this reference and filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K is indicated by a “**” on the accompanying Exhibit Index. See “Exhibit Index” for important information regarding our exhibits.

(b)	See Item 15(a)3 above.

(c)	See Item 15(a)1 and 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL MONTE FOODS COMPANY

By:	/s/ RICHARD G. WOLFORD
Richard G. Wolford
Chairman of the Board, President and Chief Executive Officer; Director

Date:	July 1, 2009

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

Signature	Title	Date
/s/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	July 1, 2009

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	July 1, 2009

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Treasurer, Chief Accounting Officer and Controller	July 1, 2009

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	July 1, 2009

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	July 1, 2009

/s/ MARY R. HENDERSON Mary R. Henderson	Director	July 1, 2009

/s/ VICTOR L. LUND Victor L. Lund	Director	July 1, 2009

/s/ TERENCE D. MARTIN Terence D. Martin	Director	July 1, 2009

/s/ SHARON L. MCCOLLAM Sharon L. McCollam	Director	July 1, 2009

/s/ JOE L. MORGAN Joe L. Morgan	Director	July 1, 2009

/s/ DAVID R. WILLIAMS David R. Williams	Director	July 1, 2009

EXHIBIT INDEX

Agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Del Monte Foods Company (including its consolidated subsidiaries) or the other parties to the agreements. Where an agreement contains representations and warranties by any party, those representations and warranties have been made solely for the benefit of the other parties to the agreement or express third-party beneficiaries as explicitly set forth in the agreement. Any such representations and warranties:

•	should not be treated as categorical statements of fact, but rather as an allocation of risk;

•

may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation (incorporated by reference to Exhibit 2.1, which was included as Annex A to Amendment No. 1 to the Registration Statement on Form S-4/A, filed November 19, 2002 (“2002 S-4”))

2.2	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 6, 2006)

2.3	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 7, 2006)

2.4	Asset Sale Agreement between Del Monte Corporation and Kraft Foods Global, Inc., dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on March 20, 2006)

2.5	Purchase Agreement by and among Del Monte Corporation, Dongwon Enterprise Co., Ltd., Dongwon Industries Co., Ltd., Dongwon F&B Co., Ltd., Starkist Co. and Starkist Samoa Co., dated as of June 29, 2008 (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K as filed on July 2, 2008)

3.1	Certificate of Incorporation of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to the 2002 Form S-4, which Exhibit 3.1 was included as Annex D to the 2002 S-4)

3.2	Bylaws of Del Monte Foods Company (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K as filed on March 24, 2009)

Exhibit Number	Description
4.1	Specimen Certificate for Del Monte Foods Company Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report filed on Form 10-K for the year ended April 27, 2008 (the “April 2008 10-K”))

4.2	Supplemental Indenture dated as of December 20, 2002 among SKF Foods Inc., as Issuer of 8 5/8% Senior Subordinated Notes due 2012, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc., as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2003 (the “January 2003 10-Q”))

4.3	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries, and The Bank of New York Trust Company, N.A., as successor in interest to the Bank of New York, as Trustee under the Supplemental Indenture, dated as of December 20, 2002 providing for the issuance of 8 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K as filed on May 24, 2006 (“the May 2006 8-K”))

4.4	Form of 8 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.4 to the April 2008 10-K)

4.5	Indenture dated as of February 8, 2005, among Del Monte Corporation, as Issuer of 6 3/4% Senior Subordinated Notes due 2015, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on February 11, 2005 (the “February 2005 8-K”))

4.6	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee under the Indenture, dated as of February 8, 2005 providing for the issuance of 6 3/4% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the May 2006 8-K)

4.7	Form of 6 3/4% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the February 2005 8-K)

4.8	Form of 6 3/4% Senior Subordinated Note due 2015 (registered) (incorporated by reference to Exhibit 4.13 to the February 2005 8-K)

10.1	Placement Agreement for Del Monte Corporation, dated December 12, 2002 by and among SKF Foods, Inc., Del Monte Foods Company, Morgan Stanley & Co., J. P. Morgan Securities, Inc., Banc of America Securities LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Fleet Securities, Inc., Fortis Investment Services LLC and Suntrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended April 27, 2003 (the “April 2003 10-K”))

10.2	Placement Agreement for Del Monte Corporation 6 3/4% Senior Subordinated Notes Due 2015, dated as of January 25, 2005 (incorporated by reference to Exhibit 10.15 to the Quarterly Report filed on Form 10-Q for the quarter ended January 30, 2005)

Exhibit Number	Description
10.3	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.5 to the Quarterly Report filed on Form 10-Q for the quarter ended December 1999 (the “December 1999 10-Q”))

10.4	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.20 to the Annual Report filed on Form 10-K for the year ended June 30, 2002 (the “June 2002 10-K”))

10.5	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant) (incorporated by reference to Exhibit 10.21 to the June 2002 10-K)

10.6	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended January 24, 2004)

10.7	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed October 13, 1993)

10.8	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.26 to the June 2002 10-K)

10.9	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.27 to the June 2002 10-K)

10.10	Third Amendment to Supply Agreement, dated as of April 28, 1995, between Del Monte Corporation and Silgan Containers Corporation (incorporated by reference to Exhibit 10.28 to the June 2002 10-K)

10.11	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.29 to the June 2002 10-K)

10.12	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.30 to the June 2002 10-K)

10.13	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.31 to the June 2002 10-K)

10.14	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.23 to the Annual Report filed on Form 10-K for the year ended May 2, 2004 (the “May 2004 10-K”))

Exhibit Number	Description
10.15	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 28, 2008)

10.16	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed on October 9, 2008 (the “October 2008 8-K”))

10.17	Operating Services Agreement between Starkist Co. and Del Monte Corporation, dated as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.1 to the October 2008 8-K)

10.18	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (confidential treatment has been granted as to portions of the Exhibit) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 6, 2008)

10.19	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the February 2005 8-K)

10.20	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on January 24, 2006)

10.21	Amendment No. 2 to the Credit Agreement, dated as of May 19, 2006, among Del Monte Corporation and the lender and agent parties thereto (incorporated by reference to Exhibit 10.3 to the May 2006 8-K)

10.22	Amendment No. 3 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated August 15, 2006 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on August 16, 2006)

10.23	Amendment No. 4 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated April 25, 2008 to the Credit Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.5 to a Current Report on Form 8-K as filed on April 25, 2008)

10.24	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein (incorporated by reference to Exhibit 10.3 to the February 2005 8-K)

Exhibit Number	Description
10.25	Subsidiary Guaranty Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.4 to the May 2006 8-K)

10.26	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2005 8-K)

10.27	Security Agreement Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.5 to the May 2006 8-K)

10.28	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on December 20, 2000 (“2000 S-8”))**

10.29	Del Monte Foods Company 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the December 1999 10-Q)**

10.30	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000) (incorporated by reference to Exhibit 4.2 to the 2000 S-8”) **

10.31	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007 and approved by the stockholders September 27, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 2, 2007)**

10.32	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K as filed on October 4, 2005 (the “October 2005 8-K”)) **

10.33	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q for the quarter ended October 29, 2006 (the “October 2006 10-Q”))**

10.34	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report filed on Form 10-Q for the quarter ended October 28, 2007 (the “October 2007 10-Q”))**

10.35	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q for the quarter ended October 26, 2008 (the “October 2008 10-Q”))**

10.36	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2005 8-K)**

10.37	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the October 2007 10-Q)**

10.38	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the October 2005 8-K)**

Exhibit Number	Description
10.39	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the October 2007 10-Q)**

10.40	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the October 2008 10-Q)**

10.41	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.5 to the October 2005 8-K)**

10.42	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the October 2006 10-Q)**

10.43	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on May 1, 2008)**

10.44	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to the October 2008 10-Q)**

10.45	Del Monte Foods Company Annual Incentive Plan as amended and restated effective April 28, 2003 (the “Del Monte Foods Annual Incentive Plan”) (incorporated by reference to Exhibit 10.27 to the April 2003 10-K)**

10.46	Amendment No. 1 to the Del Monte Foods Company Annual Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.47 to the Annual Report filed on Form 10-K for the year ended April 29, 2007 (the “April 2007 10-K”))**

10.47	Del Monte Corporation AIP Deferred Compensation Plan, as amended and restated effective April 28, 2008 and dated December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q for the quarter ended January 25, 2009 (the “January 2009 10-Q”))**

10.48	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the January 2009 10-Q)**

10.49	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the January 2009 10-Q)**

10.50	Executive Medical Reimbursement Plan, as amended and restated, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.68 to the Annual Report filed on Form 10-K for the year ended April 30, 2006)**

10.51	Del Monte Foods Company Non–Employee Director Compensation Plan, as amended effective immediately following the Company’s 2006 annual meeting of stockholders (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on March 21, 2006)**

10.52	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on December 21, 2004)**

10.53	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated December 15, 2005, as filed on December 16, 2005 (the “December 2005 8-K”))**

Exhibit Number	Description
10.54	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006 (incorporated by reference to Exhibit 10.2 to the December 2005 8-K)**

10.55	Amendment No. 1 to the Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2008 and dated December 31, 2008 (incorporated by reference to Exhibit 10.5 to the January 2009 10-Q)**

10.56	Form of Del Monte Foods Company Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the October 2006 10-Q)**

10.57	Employment Agreement and Promissory Note of Richard G. Wolford (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 1998)**

10.58	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999 (incorporated by reference to the Exhibit 10.45 to the June 2002 10-K)**

10.59	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002 (incorporated by reference to the Exhibit 10.46 to the June 2002 10-K)**

10.60	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004. (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on November 17, 2004 (the “November 2004 8-K”)**

10.61	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed December 14, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report filed on Form 10-Q for the quarter ended January 29, 2006 (the “January 2006 10-Q”))**

10.62	Fifth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed August 8, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the quarter ended July 29, 2007 (the “July 2007 10-Q”))**

10.63	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.2 to the November 2004 8-K)**

10.64	First Amendment to Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed August 8, 2007 (incorporated by reference to Exhibit 10.2 to the July 2007 10-Q)**

10.65	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004 (incorporated by reference to Exhibit 10.3 to the November 2004 8-K)**

10.66	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007 (incorporated by reference to Exhibit 10.3 to the July 2007 10-Q)**

10.67	Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed November 11, 2004 (incorporated by reference to Exhibit 4.4 to the April 2008 10-K)**

Exhibit Number	Description
10.68	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed August 8, 2007 (incorporated by reference to Exhibit 10.4 to the July 2007 10-Q)**

10.69	Executive Severance Plan, as amended July 24, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the quarter ended July 27, 2008)**

10.70	Executive Perquisite Plan, as amended and restated effective July 1, 2008 (incorporated by reference to Exhibit 10.74 to the April 2008 10-K)**

10.71	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc. (incorporated by reference to Exhibit 99.2 of the 2002 S-4, which Exhibit 99.2 was included as Annex B to the 2002 S-4)

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement