Form 10-Q
period 2009-08-02
DEL MONTE FOODS CO
filed 2009-09-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 4, 2009, there were 197,814,426 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	August 2, 2009	May 3, 2009
	(Unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$126.3	$142.7
Trade accounts receivable, net of allowance	179.1	188.5
Inventories	851.6	677.4
Prepaid expenses and other current assets	122.4	138.6

TOTAL CURRENT ASSETS	1,279.4	1,147.2

Property, plant and equipment, net	645.1	642.6
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,170.3	1,171.5
Other assets, net	20.8	22.3

TOTAL ASSETS	$4,453.3	$4,321.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$542.3	$472.4
Short-term borrowings	2.1	2.3
Current portion of long-term debt	90.1	32.3

TOTAL CURRENT LIABILITIES	634.5	507.0

Long-term debt	1,460.0	1,525.9
Deferred tax liabilities	398.8	390.5
Other non-current liabilities	294.2	291.4

TOTAL LIABILITIES	2,787.5	2,714.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 215.1 issued and 197.8 outstanding at August 2, 2009 and 215.1 issued and 197.7 outstanding at May 3, 2009)	2.1	2.1
Additional paid-in capital	1,053.0	1,047.5
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(33.5)	(38.4)
Retained earnings	827.3	778.4

TOTAL STOCKHOLDERS’ EQUITY	1,665.8	1,606.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,453.3	$4,321.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Three Months Ended
	August 2, 2009	July 27, 2008
	(Unaudited)
Net sales	$813.7	$726.2
Cost of products sold	553.8	566.8

Gross profit	259.9	159.4
Selling, general and administrative expense	139.0	146.1

Operating income	120.9	13.3
Interest expense	24.2	27.6
Other (income) expense	1.9	(1.1)

Income (loss) from continuing operations before income taxes	94.8	(13.2)
Provision (benefit) for income taxes	35.9	(5.2)

Income (loss) from continuing operations	58.9	(8.0)

Loss from discontinued operations before income taxes	(0.4)	(3.0)
Benefit for income taxes	(0.1)	(0.9)

Loss from discontinued operations	(0.3)	(2.1)

Net income (loss)	$58.6	$(10.1)

Earnings (loss) per common share
Basic:
Continuing operations	$0.30	$(0.04)
Discontinued operations	—	(0.01)

Total	$0.30	$(0.05)

Diluted:
Continuing operations	$0.30	$(0.04)
Discontinued operations	(0.01)	(0.01)

Total	$0.29	$(0.05)

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	August 2, 2009	July 27, 2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$58.6	$(10.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.3	27.1
Deferred taxes	7.2	0.6
Loss on asset disposals	0.4	0.4
Stock compensation expense	2.9	2.8
Other non-cash items, net	1.6	(2.0)
Changes in operating assets and liabilities	(71.1)	(58.7)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23.9	(39.9)

INVESTING ACTIVITIES:
Capital expenditures	(24.2)	(18.6)

NET CASH USED IN INVESTING ACTIVITIES	(24.2)	(18.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	0.4	89.3
Payments on short-term borrowings	(0.6)	(31.5)
Principal payments on long-term debt	(8.1)	(9.3)
Dividends paid	(7.9)	(7.9)
Issuance of common stock	0.3	0.7

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15.9)	41.3

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16.4)	(16.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142.7	25.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126.3	$8.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded food and pet products for the U.S. retail market, with leading food brands, such as Del Monte, S&W, Contadina, College Inn and other brand names, and food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, 9Lives, Milk-Bone, Pup-Peroni, Meaty Bone, Snausages, Pounce and other brand names. The Company also produces private label food and pet products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended August 2, 2009 and July 27, 2008 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of August 2, 2009 and for the three months ended August 2, 2009 and July 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended August 2, 2009 are not necessarily indicative of the results expected for the year ending May 2, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 3, 2009 (“2009 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and are effective for the Company in the first quarter of fiscal 2010. Since SFAS 165 only requires additional disclosures, adoption of SFAS 165 did not have an impact to the Company’s condensed consolidated financial statements. See Note 14, “Subsequent Events” for the disclosures required by SFAS 165.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement establishes two levels of GAAP—authoritative and non-authoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the second quarter of fiscal 2010. The adoption of SFAS 168 will not impact the Company’s consolidated financial statements.

Note 3. Employee Stock Plans

See Note 10 of the 2009 Annual Report for a description of the Company’s stock-based incentive plans.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the three months ended August 2, 2009 and July 27, 2008:

	Three Months Ended
	August 2, 2009	July 27, 2008
Dividend yield	2.1%	1.8%
Expected volatility	28.0%	29.0%
Risk-free interest rate	2.3%	3.3%
Expected life (in years)	6.0	7.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 3, 2009	17,384,813	$9.17	10,993,068	$9.23
Granted	26,000	7.87
Forfeited	(67,192)	10.47
Exercised	(29,256)	7.24

Balance at August 2, 2009	17,314,365	$9.17	11,067,020	$9.25

As of August 2, 2009, the aggregate intrinsic values of options outstanding and options exercisable were $15.1 and $9.0, respectively.

At August 2, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	8,182,082	5.71	$7.88	4,992,782	$7.96
$8.79 - 10.42	6,397,047	6.67	10.13	3,469,002	10.00
$10.43 - 15.85	2,735,236	5.44	10.76	2,605,236	10.72

$6.04 - 15.85	17,314,365	6.02	9.17	11,067,020	9.25

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units
Balance at May 3, 2009	1,124,500	617,224	142,142	2,510,631
Granted	—	320,325	—	—
Forfeited	(3,200)	—	—	(395,110)
Issued as common stock	—	(4,457)	—	—
Transferred to deferred stock units	—	—	—	—

Balance at August 2, 2009	1,121,300	933,092	142,142	2,115,521

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

Note 4. Inventories

The Company’s inventories consist of the following:

	August 2, 2009	May 3, 2009
Inventories:
Finished products	$714.9	$552.0
Raw materials and in-process material	51.2	45.2
Packaging material and other	153.4	112.6
LIFO Reserve	(67.9)	(32.4)

TOTAL INVENTORIES	$851.6	$677.4

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	August 2, 2009	May 3, 2009
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,071.6	1,071.6

Amortizable intangible assets:
Trademarks	32.6	32.6
Customer relationships	89.0	89.0
Other	11.0	11.0

	132.6	132.6
Accumulated amortization	(33.9)	(32.7)

Amortizable intangible assets, net	98.7	99.9

Intangible assets, net	$1,170.3	$1,171.5

As of August 2, 2009 and May 3, 2009, the Company’s goodwill was comprised of $150.2 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment.

Amortization expense for the three months ended August 2, 2009 and July 27, 2008 was $1.2 and $1.9, respectively. The Company expects to recognize $3.5 of amortization expense during the remainder of fiscal 2010. The following table presents expected amortization of intangible assets as of August 2, 2009, for each of the five succeeding fiscal years:

2011	$4.5
2012	4.5
2013	4.5
2014	4.5
2015	4.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

Note 6. Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	August 2, 2009	July 27, 2008
Basic earnings (loss) per common share:
Numerator:
Net income (loss) from continuing operations	$58.9	$(8.0)

Denominator:
Weighted average shares	198,400,000	197,700,000

Basic earnings (loss) per common share	$0.30	$(0.04)

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) from continuing operations	$58.9	$(8.0)

Denominator:
Weighted average shares	198,400,000	197,700,000
Effect of dilutive securities	1,100,000	—

Weighted average shares and equivalents	199,500,000	197,700,000

Diluted earnings (loss) per common share	$0.30	$(0.04)

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards. Basic shares were used to calculate diluted earnings per share in the first quarter of fiscal 2009. Due to the net loss incurred, adding back the effect of potentially dilutive securities would have been antidilutive.

Options outstanding in the aggregate amount of 14,200,000 were not included in the computation of diluted earnings per share for the three months ended August 2, 2009, because their inclusion would have been antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

Note 7. Debt

The Company’s debt consists of the following, as of the dates indicated:

	August 2, 2009	May 3, 2009
Short-term borrowings:
Revolver	$—	$—
Other	2.1	2.3

	$2.1	$2.3

Long-term debt:
Term A Loan	$212.0	$218.5
Term B Loan	638.1	639.7

Total Term Loans	850.1	858.2

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,550.1	1,558.2
Less current portion	90.1	32.3

	$1,460.0	$1,525.9

The Company had no borrowings and no repayments on its revolver during the three months ended August 2, 2009. As of August 2, 2009, the net availability under the revolver, reflecting $63.8 of outstanding letters of credit, was $386.2. To maintain availability of funds under the revolver, the Company pays a 0.375% commitment fee on the unused portion of the revolver.

As of August 2, 2009 the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $460.1 and $241.6, respectively. As of May 3, 2009 the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $460.1 and $241.9, respectively.

The Company is scheduled to repay $24.2 of its long-term debt during the remainder of fiscal 2010. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows:

2011	$331.3
2012	494.6
2013	450.0
2014	—
2015	250.0

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through April 25, 2008, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. In addition, Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. The maximum permitted leverage ratio decreases over time as set forth in the Senior Credit Facility. As of August 2, 2009, the Company believes that it is in compliance with all such financial covenants.

Note 8. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures and option contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on the Company’s floating-rate obligations as well as the cost of its raw materials and other inputs, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

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

The Company manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. During the three months ended August 2, 2009, the Company’s interest rate cash flow hedges resulted in a $1.1 increase to other comprehensive income (“OCI”) and a $0.7 increase to deferred tax liabilities. The Company’s interest rate cash flow hedges had an impact of $3.8 on interest expense for the three months ended August 2, 2009. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $19.3 and $21.1 at August 2, 2009 and May 3, 2009, respectively.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On August 2, 2009, the fair values of the Company’s commodities hedges were recorded as current assets of $3.0 and current liabilities of $13.1. The fair values of the Company’s commodities hedges were recorded as current assets of $1.9 and current liabilities of $17.0 at May 3, 2009.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of August 2, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $2.1 and current liabilities of $0.7. As of May 3, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.6 and current liabilities of $1.0.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of August 2, 2009 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$(19.3)
Foreign currency exchange contracts	Prepaid expenses and other current assets	2.1	Accounts payable and accrued expenses	(0.7)
Commodity contracts	Prepaid expenses and other current assets	3.0	Accounts payable and accrued expenses	(13.1)

Total		$5.1		$(33.1)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

The effect of derivative instruments recorded for the three months ended August 2, 2009 in the Condensed Consolidated Statements of Income (Loss) was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$1.1	Interest expense	$(3.8)	N/A	$—
Foreign currency exchange contracts	1.2	Cost of products sold	(0.3)	Other income (expense)	0.1
Commodity contracts	(1.3)	Cost of products sold	(3.4)	Other income (expense)	(1.7)

Total	$1.0		$(7.5)		$(1.6)

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

In the first quarter of fiscal 2009, the Company adopted SFAS 157 for financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities in accordance with FSP 157-2 in the first quarter of fiscal 2010. As of August 2, 2009, the Company did not have any significant nonfinancial assets or liabilities measured at fair value subsequent to their initial recognition.

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

The Company uses commodities contracts, heating oil futures as well as interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity and other prices, diesel fuel prices, interest rates and foreign exchange rates.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at August 2, 2009
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	$2.2	$0.8	$—
Foreign Currency Contracts	—	2.1	—

Total	$2.2	$2.9	$—

Liabilities
Commodity Contracts	$13.1	$—	$—
Foreign Currency Contracts	—	0.7	—
Interest Rate Swap	—	19.3	—

Total	$13.1	$20.0	$—

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of our senior subordinated notes are disclosed in Note 7.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of August 2, 2009, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

Note 10. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss):

	Three Months Ended
	August 2, 2009	July 27, 2008
Net income (loss)	$58.6	$(10.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	1.4	(0.4)
Income on cash flow hedging instruments, net of tax	3.5	2.7

Total other comprehensive income	4.9	2.3

Comprehensive income (loss)	$63.5	$(7.8)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

Note 11. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2009 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three months ended August 2, 2009 and July 27, 2008, respectively, are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.7	$3.1	$0.4	$0.5
Interest cost on projected benefit obligation	6.7	6.3	2.1	2.1
Expected return on plan assets	(5.1)	(6.7)	—	—
Amortization of prior service cost/(credit)	0.2	0.3	(2.1)	(2.1)
Amortization of loss	0.5	—	—	—

Net periodic benefit cost	$5.0	$3.0	$0.4	$0.5

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans and meet incremental plan funding thresholds applicable prior to 2011. In addition, the Act imposes certain consequences on the Company’s defined benefit plans if they do not meet certain minimum funding levels. The Company no longer expects to meet the incremental plan funding targets or to fully fund its defined benefit pension plans by 2011, although the Company currently meets and plans to continue to meet the minimum funding levels. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans. As of August 2, 2009, the Company has not made any contributions for fiscal 2010 and currently expects to make contributions of approximately $40.0 in fiscal 2010.

Note 12. Legal Proceedings

Except as set forth below with respect to the June 30, 2009 denial of plaintiffs’ appeal in the Picus case, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2009 Annual Report:

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

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

The Picus Case. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. The Company has denied the allegations made in the Picus case. On October 12, 2007, the Company filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted the Company’s motion in part and denied the Company’s motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. On March 16, 2009, the Court granted the motion to deny class certification. On March 25, 2009, the plaintiffs filed an appeal of the Court’s decision. On June 30, 2009, the Court of Appeals denied plaintiffs’ appeal.

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

As previously reported in the 2009 Annual Report:

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

Del Monte is also involved from time to time in various legal proceedings incidental to its business (or its former seafood business), including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, Del Monte is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

Note 13. Segment Information

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

For the three months ended August 2, 2009

(In millions, except share and per share data)

(Unaudited)

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	August 2, 2009	July 27, 2008
Net Sales:
Consumer Products	$401.4	$383.5
Pet Products	412.3	342.7

Total Company	$813.7	$726.2

Operating Income:
Consumer Products	$32.1	$9.8
Pet Products	102.8	15.4
Corporate (a)	(14.0)	(11.9)

Total Company	120.9	13.3

Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	24.2	27.6
Other (income) expense	1.9	(1.1)

Income (loss) from continuing operations before income taxes	$94.8	$(13.2)

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 14. Subsequent Events

SFAS 165 was adopted by the Company as of the quarter ended August 2, 2009 as discussed in Note 2. SFAS 165 requires disclosures of the date through which subsequent events have been evaluated. The Company evaluated subsequent events through the date of the filing of this quarterly report on Form 10-Q on September 9, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 3, 2009 (the “2009 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2009 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	August 2, 2009	July 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales	$813.7	$726.2	$87.5	12.0%	(0.4)%	12.4%
Cost of Products Sold	553.8	566.8	(13.0)	(2.3)%	(1.3)%	(1.0)%

Gross Profit	259.9	159.4	100.5	63.0%
Selling, General and Administrative Expense	139.0	146.1	(7.1)	(4.9)%

Operating Income	$120.9	$13.3	$107.6	809.0%

Gross Margin	31.9%	21.9%

Selling, General and Administrative Expense as a % of net sales	17.1%	20.1%

Operating Income Margin	14.9%	1.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our first quarter results include net sales of $813.7 million, which represents growth of 12.0% over the first quarter of fiscal 2009. The impact of the prior year’s pricing actions net of elasticity (the volume decline associated with price increases) in both the Consumer Products and Pet Products segments and increased volume in existing products (primarily pet snacks) were the primary drivers of the growth in net sales. Net sales for the first quarter also benefitted from the absence of price increases and promotional activity at the end of fiscal 2009. New product sales also contributed to the growth in net sales.

During the first quarter of fiscal 2010, we experienced lower overall costs as compared to the prior year quarter driven by lower commodity costs, including fats and grains, as well as lower energy-related costs. These cost decreases were partially offset by higher packaging and raw product costs. Gross margin increased by 1000 basis points in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily as a result of the prior year’s pricing actions. We have hedged approximately 60% of our hedgeable key commodities for fiscal 2010. These hedgeable key commodities represent approximately 15% of our cost of products sold. For the full year, we expect that the impact of our productivity savings will more than offset fiscal 2010 cost increases.

Our operating income for the three months ended August 2, 2009 was $120.9 million, which represented an increase of $107.6 million or 809.0% compared to the three months ended July 27, 2008. The increase in operating income was driven by the increased sales discussed above, partially offset by higher marketing costs behind both new and existing products in support of our growth strategy. We expect our year-over-year growth in marketing spending to accelerate in the remainder of fiscal 2010. In addition, we now expect marketing spending to increase approximately 40-50% in fiscal 2010 over fiscal 2009, as compared to our prior expectations of 30-40%.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our 2009 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended August 2, 2009 and July 27, 2008 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three months ended August 2, 2009, we recognized expense of $5.0 million for our qualified DB plans and other benefits expense of $0.4 million. Our remaining fiscal 2010 pension expense for our qualified DB plans is currently estimated to be approximately $14.9 million and other benefits expense is currently estimated to be approximately $1.1 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying amount exceeds the estimated fair value. Goodwill is considered impaired if the carrying amount of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended August 2, 2009 and July 27, 2008. While we currently believe the fair value of all of our intangible assets exceeds carrying amount, different assumptions regarding future performance and discount rates could result in future impairment losses.

Stock Option Expense

We believe an effective way to align the interests of certain employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is typically equivalent to our stock price on the date of the grant (as set forth in our stock incentive plan). Typically, these employees vest in stock options in equal annual installments over a four-year period and such options generally have a ten-year term until expiration.

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

Our Assumptions. Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. The dividend yield assumption is based on our expectations regarding the future payment of dividends as of the grant date.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive workers’ compensation insurance policy is up to $0.5 million per claim. An independent third-party actuary is engaged to assist us in estimating the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended August 2, 2009 and July 27, 2008, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended August 2, 2009, compared to the results for the three months ended July 27, 2008.

Net Sales

	Three Months Ended
	August 2, 2009	July 27, 2008	Change	% Change	Volume (a)	Rate (b)
	(In millions, except percentages)
Net Sales
Consumer Products	$401.4	$383.5	$17.9	4.7%	(5.5)%	10.2%
Pet Products	412.3	342.7	69.6	20.3%	5.5%	14.8%

Total	$813.7	$726.2	$87.5	12.0%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended August 2, 2009 were $813.7 million, an increase of $87.5 million, or 12.0%, compared to $726.2 million for the three months ended July 27, 2008.

Net sales in our Consumer Products reportable segment were $401.4 million for the three months ended August 2, 2009, an increase of $17.9 million or 4.7% compared to the three months ended July 27, 2008. The increase in net sales was driven by net pricing (pricing, net of the volume decline associated with price increases, or elasticity) and new product sales.

Net sales in our Pet Products reportable segment were $412.3 million for the three months ended August 2, 2009, an increase of $69.6 million or 20.3% compared to $342.7 million for the three months ended July 27, 2008. The increase was primarily driven by volume growth in existing products (primarily pet snacks) and net pricing. New product sales also contributed to the increase in net sales.

Cost of products sold. Cost of products sold for the three months ended August 2, 2009 was $553.8 million, a decrease of $13.0 million, or 2.3%, compared to $566.8 million for the three months ended July 27, 2008. This decrease was primarily due to lower costs and continued productivity savings.

Gross margin. Our gross margin percentage for the three months ended August 2, 2009 increased 10.0 points to 31.9%, compared to 21.9% for the three months ended July 27, 2008. Net pricing benefitted gross margin by 8.6 points. This increase was also impacted by a 0.7 margin point increase related to the lower costs noted above and a 0.7 margin point increase due to favorable product mix primarily due to pet snacks. We expect that gross margin for the full fiscal year will be lower than the gross margin for the first quarter, driven by less favorable mix and increased promotional activity. However, we expect that gross margin for the full fiscal year will be higher than the gross margin in fiscal 2009, driven primarily by the impact of fiscal 2009 pricing.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended August 2, 2009 was $139.0 million, a decrease of $7.1 million, or 4.9%, compared to SG&A of $146.1 million for the three months ended July 27, 2008. The decrease in SG&A expense was due to a $9.6 million decrease in transportation and energy costs, partially offset by higher marketing costs reflecting increased investments behind packaged produce in the Consumer Products segment.

Operating Income

	Three Months Ended
	August 2, 2009	July 27, 2008	Change	% Change
	(In millions, except percentages)
Operating Income
Consumer Products	$32.1	$9.8	$22.3	227.6%
Pet Products	102.8	15.4	87.4	567.5%
Corporate (a)	(14.0)	(11.9)	(2.1)	(17.6)%

Total	$120.9	$13.3	$107.6	809.0%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended August 2, 2009 was $120.9 million, an increase of $107.6 million, or 809.0%, compared to operating income of $13.3 million for the three months ended July 27, 2008.

Our Consumer Products reportable segment operating income increased by $22.3 million, or 227.6%, to $32.1 million for the three months ended August 2, 2009 from $9.8 million for the three months ended July 27, 2008. This increase was driven by net pricing, partially offset by increased costs.

Our Pet Products reportable segment operating income increased by $87.4 million, or 567.5%, to $102.8 million for the three months ended August 2, 2009 from $15.4 million for the three months ended July 27, 2008. This increase was driven by net pricing, higher existing product volume in pet snacks and decreased costs.

Our corporate expenses increased by $2.1 million during the three months ended August 2, 2009 compared to the prior year period primarily due to increased pension costs.

Interest expense. Interest expense decreased $3.4 million, or 12.3%, to $24.2 million for the three months ended August 2, 2009 from $27.6 million for the three months ended July 27, 2008. This decrease resulted primarily from lower debt levels and lower average interest rates.

Provision for Income Taxes. The effective tax rate for continuing operations for the three months ended August 2, 2009 was 37.9%, compared to 39.4% for the three months ended July 27, 2008. This decrease is primarily due to the recognition of Mexican Asset Tax credits in the first quarter of fiscal 2010.

Loss from Discontinued Operations. The loss from discontinued operations of $0.3 million for the three months ended August 2, 2009 is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008. See “Corporate Overview” above. The loss from discontinued operations of $2.1 million for the three months ended July 27, 2008 primarily represents the results of operations of our StarKist Seafood Business.

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

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act encourages employers to fully fund their defined benefit pension plans and meet incremental plan funding targets applicable prior to 2011. In addition, the Act imposes certain consequences on our defined benefit plans if they do not meet certain minimum funding levels. We no longer expect to meet the incremental plan funding targets or to fully fund our defined benefit pension plans by 2011, although we currently meet and plan to continue to meet the minimum funding levels. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. As of August 2, 2009 we have not made any contributions for fiscal 2010. In the first quarter of fiscal 2009, we made contributions of $7.9 million. We expect to make contributions of approximately $40 million during the remainder of fiscal 2010. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to Note 12 to the Consolidated Financial Statements in our 2009 Annual Report for information about our defined benefit pension plans.

Historically, we have used cash generated during the year to make voluntary pre-payments of our term debt. At the end of fiscal 2009, we decided to retain this cash rather than pay down debt as we have significant debt payments coming due in fiscal 2011. As discussed later in this section, we expect to pursue refinancing of some or a large part of our debt prior to these payments coming due; accordingly, we elected to retain this cash in order to have more flexibility with respect to refinancing our debt, and we have invested it in highly liquid, short-term funds that invest in securities issued directly by the U.S. government, securities issued by U.S. government agencies and repurchase agreements collateralized by U.S. government securities. As of August 2, 2009, cash and cash equivalents totaled $126.3 million. We expect to use this cash to partially fund our seasonal activity, reducing our need to draw on our revolver.

We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	August 2, 2009	May 3, 2009
	(in millions)
Short-term borrowings:
Revolver	$—	$—
Other	2.1	2.3

	$2.1	$2.3

Long-term debt:
Term A Loan	$212.0	$218.5
Term B Loan	638.1	639.7

Total Term Loans	850.1	858.2

8 5/8% senior subordinated notes	450.0	450.0
6 3/4% senior subordinated notes	250.0	250.0

	1,550.1	1,558.2
Less current portion	90.1	32.3

	$1,460.0	$1,525.9

We had no borrowings and no repayments on our revolver during the three months ended August 2, 2009. As of August 2, 2009, the net availability under the revolver, reflecting $63.8 million of outstanding letters of credit, was $386.2 million. To maintain availability of funds under the revolver, we pay a 0.375% commitment fee on the unused portion of the revolver.

Scheduled maturities of our long-term debt are $24.2 million for the remainder of fiscal 2010. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2011	$331.3
2012	494.6
2013	450.0
2014	—
2015	250.0

At some time during the current fiscal year we expect to pursue refinancing of some or a large part of our debt, particularly our debt under our senior credit facility in light of our scheduled maturities. The timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. Given the current economic environment, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, the expenses associated with any such refinancing could be material.

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

In addition, we are required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. As of August 2, 2009, we believe that we are in compliance with all such financial covenants. The maximum permitted total debt ratio decreases over time, as set forth in the Senior Credit Facility. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control.

If we are unable to comply with the covenants under the Senior Credit Facility or any of the indentures governing our senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of our indebtedness.

Cash Flows

During the three months ended August 2, 2009, our cash and cash equivalents decreased by $16.4 million and during the three months ended July 27, 2008, our cash and cash equivalents decreased by $16.9 million.

	Three Months Ended
	August 2, 2009	July 27, 2008
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$23.9	$(39.9)
Net Cash Used in Investing Activities	(24.2)	(18.6)
Net Cash (Used in) Provided by Financing Activities	(15.9)	41.3

Operating Activities. Cash provided by operating activities for the three months ended August 2, 2009 was $23.9 million, compared to cash used in operating activities of $39.9 million for the three months ended July 27, 2008. This increase was primarily driven by higher earnings, partially offset by higher inventory levels in the first three months of fiscal 2010 primarily as a result of higher peach yields. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended August 2, 2009 was $24.2 million compared to $18.6 million for the three months ended July 27, 2008 and consisted entirely of capital spending. Capital spending for the remainder of fiscal 2010 is expected to approximate $60 million to $70 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the three months ended August 2, 2009 was $15.9 million compared to cash provided by financing activities of $41.3 million for the three months ended July 27, 2008. During the first three months of fiscal 2010, we repaid a net of $0.2 million in short-term borrowings, compared to net borrowings of $57.8 million during the first three months of fiscal 2009 as a result of incurring seasonal borrowings for operations. In addition, during the three months ended August 2, 2009 and July 27, 2008, we made repayments of $8.1 million and $9.3 million, respectively, towards our outstanding term loan principal. We also paid $7.9 million in dividends during both the three months ended August 2, 2009 and July 27, 2008.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and are effective for us in the first quarter of fiscal 2010. Since SFAS 165 only requires additional disclosures, adoption of SFAS 165 did not have an impact to our condensed consolidated financial statements. See Note 14, “Subsequent Events” in this quarterly report on Form 10-Q for the disclosures required by SFAS 165.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement establishes two levels of GAAP—authoritative and non-authoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by us in the second quarter of 2010. The adoption of SFAS 168 will not impact our consolidated financial statements.

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

During the three months ended August 2, 2009, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

The fair value of our interest rate swap was recorded as a non-current liability of $19.3 million and $21.1 million at August 2, 2009 and May 3, 2009, respectively.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $1.4 million and $1.7 million for the three months ended August 2, 2009 and July 27, 2008, respectively.

Commodities: We purchase certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”), in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. We use futures, swaps or options contracts as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

On August 2, 2009, the fair values of our commodities hedges were recorded as current assets of $3.0 million and current liabilities of $13.1 million. On May 3, 2009, the fair values of our commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million.

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

	August 2, 2009	May 3, 2009
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$6.2	$6.6

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

The table below presents our foreign currency derivative contracts as of August 2, 2009 and May 3, 2009. All of the foreign currency derivative contracts held on August 2, 2009 are scheduled to mature prior to the end of fiscal 2011.

	August 2, 2009	May 3, 2009
	(in millions)
Contract Amount (Mexican pesos) ($ in millions)	$35.6	$37.5
Contract Amount ($CAD) (in millions)	14.7	12.9

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in currency exchange rates on our foreign currency hedges is as follows:

	August 2, 2009	May 3, 2009
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$1.4	$(0.4)
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(3.2)	(4.1)

ITEM 4.	CONTROLS AND PROCEDURES

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

Except as set forth below with respect to the June 30, 2009 denial of plaintiffs’ appeal in the Picus case, there have been no material developments in our legal proceedings since the legal proceedings reported in the 2009 Annual Report:

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

The Picus Case. The plaintiffs in the Picus case are seeking certification of a class action as well as unspecified damages and injunctive relief against further distribution of the allegedly defective products. We have denied the allegations made in the Picus case. On October 12, 2007, we filed a motion to dismiss in the Picus case. The state court in Las Vegas, Nevada granted our motion in part and denied our motion in part. On December 14, 2007, other defendants in the case filed a motion to deny class certification. On March 16, 2009, the Court granted the motion to deny class certification. On March 25, 2009, the plaintiffs filed an appeal of the Court’s decision. On June 30, 2009, the Court of Appeals denied plaintiffs’ appeal.

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

As previously reported in the 2009 Annual Report:

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

We are also involved from time to time in various legal proceedings incidental to our business (or our former seafood business), including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, we are involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings;

•	shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	our ability to implement productivity initiatives to control or reduce costs;

•	our debt levels and ability to refinance, service or reduce our debt and comply with covenants;

•	disruptions in the financial markets;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•

cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals;

•	logistics and other transportation-related costs;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	our ability to launch new products and anticipate changing consumer and pet preferences;

•	performance of our pet products business and produce sales;

•

our ability to maintain or grow revenues or reduce overhead costs, particularly in connection with any termination of the Operating Services Agreement, dated as of October 6, 2008, between DMC and Starkist Co;

•	product distribution;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	industry trends, including changes in buying, inventory and other business practices by customers;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	currency and interest rate fluctuations;

•	pension costs and funding requirements;

•	impairments in the carrying value of goodwill or other intangible assets;

•	transformative plans;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	any disruption to our manufacturing and distribution, particularly any disruption in or shortage of seasonal pack;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations and import/export regulations or duties;

•	protecting our intellectual property rights or intellectual property infringement or violation claims;

•	failure of our information technology systems;

•	any accelerated departure from Terminal Island, CA; and

•	acquisitions, if any, including identification of appropriate targets and successful integration of any acquired businesses.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2009 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
*10.1	Sixth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of July 29, 2009**

*10.2	Executive Severance Plan, as amended July 23, 2009**

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement

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

Dated: September 9, 2009