Form 10-Q
period 2009-11-01
DEL MONTE FOODS CO
filed 2009-12-09
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 4, 2009, there were 198,191,275 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	November 1, 2009	May 3, 2009
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$18.9	$142.7
Trade accounts receivable, net of allowance	247.7	188.5
Inventories	1,102.0	677.4
Prepaid expenses and other current assets	128.3	138.6

TOTAL CURRENT ASSETS	1,496.9	1,147.2

Property, plant and equipment, net	642.6	642.6
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,166.1	1,171.5
Other assets, net	27.1	22.3

TOTAL ASSETS	$4,670.4	$4,321.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$640.7	$472.4
Short-term borrowings	64.3	2.3
Current portion of long-term debt	147.9	32.3

TOTAL CURRENT LIABILITIES	852.9	507.0

Long-term debt	1,395.9	1,525.9
Deferred tax liabilities	405.8	390.5
Other non-current liabilities	282.3	291.4

TOTAL LIABILITIES	2,936.9	2,714.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 215.5 issued and 198.2 outstanding at November 1, 2009 and 215.1 issued and 197.7 outstanding at May 3, 2009)	2.2	2.1
Additional paid-in capital	1,060.3	1,047.5
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(25.7)	(38.4)
Retained earnings	879.8	778.4

TOTAL STOCKHOLDERS’ EQUITY	1,733.5	1,606.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,670.4	$4,321.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(unaudited)
Net sales	$958.9	$901.0	$1,772.6	$1,627.2
Cost of products sold	649.7	666.5	1,203.5	1,233.3

Gross profit	309.2	234.5	569.1	393.9
Selling, general and administrative expense	168.6	155.0	307.6	301.1

Operating income	140.6	79.5	261.5	92.8
Interest expense	41.0	30.1	65.2	57.7
Other expense	0.8	12.0	2.7	10.9

Income from continuing operations before income taxes	98.8	37.4	193.6	24.2
Provision for income taxes	36.2	10.1	72.1	4.9

Income from continuing operations	62.6	27.3	121.5	19.3

Income (loss) from discontinued operations before income taxes	(0.1)	42.7	(0.5)	39.7
Provision (benefit) for income taxes	(0.1)	19.6	(0.2)	18.7

Income (loss) from discontinued operations	—	23.1	(0.3)	21.0

Net income	$62.6	$50.4	$121.2	$40.3

Earnings per common share
Basic:
Continuing operations	$0.31	$0.14	$0.61	$0.10
Discontinued operations	—	0.11	—	0.10

Total	$0.31	$0.25	$0.61	$0.20

Diluted:
Continuing operations	$0.31	$0.14	$0.61	$0.10
Discontinued operations	—	0.11	(0.01)	0.10

Total	$0.31	$0.25	$0.60	$0.20

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	November 1, 2009	October 26, 2008
	(unaudited)
OPERATING ACTIVITIES:
Net income	$121.2	$40.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	49.4	52.1
Deferred taxes	24.3	0.2
Write off of debt issuance cost and loss on debt refinancing	16.6	—
(Gain) loss on asset disposals	0.6	(27.6)
Stock compensation expense	7.1	5.5
Other non-cash items, net	4.5	(2.6)
Changes in operating assets and liabilities	(311.1)	(344.7)

NET CASH USED IN OPERATING ACTIVITIES	(87.4)	(276.8)

INVESTING ACTIVITIES:
Capital expenditures	(45.7)	(39.9)
Net proceeds from disposal of assets	—	347.0

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(45.7)	307.1

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	143.0	389.1
Payments on short-term borrowings	(81.0)	(99.6)
Proceeds from long-term debt	442.3	—
Principal payments on long-term debt	(456.7)	(320.8)
Payments of debt-related costs	(24.4)	—
Dividends paid	(17.8)	(15.8)
Issuance of common stock	2.8	2.1
Excess tax benefits from stock-based compensation	0.6	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8.8	(45.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.6)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(123.8)	(15.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142.7	25.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18.9	$10.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended November 1, 2009

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended November 1, 2009 and October 26, 2008 each reflect periods that contain 13 weeks. The results of operations for the six months ended November 1, 2009 and October 26, 2008 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of November 1, 2009 and for the three and six months ended November 1, 2009 and October 26, 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended November 1, 2009 are not necessarily indicative of the results expected for the year ending May 2, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 3, 2009 (“2009 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The provisions of this statement are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company beginning in the first quarter of fiscal 2010. The adoption of this statement did not have an impact to the Company’s condensed consolidated financial statements. See Note 15 for the disclosures required by this statement.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC was adopted by the Company in the second quarter of fiscal 2010. The adoption of the ASC did not impact the Company’s consolidated financial statements.

Note 3. Employee Stock Plans

See Note 10 of the 2009 Annual Report for a description of the Company’s stock-based incentive plans.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the six months ended November 1, 2009 and October 26, 2008:

	Six Months Ended
	November 1, 2009	October 26, 2008
Dividend yield	2.6%	1.8%
Expected volatility	28.5%	26.4%
Risk-free interest rate	2.7%	3.2%
Expected life (in years)	6.0	6.1

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 3, 2009	17,384,813	$9.17	10,993,068	$9.23
Granted	2,954,400	11.37
Forfeited	(77,654)	10.58
Exercised	(372,671)	7.40

Balance at November 1, 2009	19,888,888	$9.53	12,828,613	$9.32

As of November 1, 2009, the aggregate intrinsic values of options outstanding and options exercisable were $27.5 and $19.3, respectively.

At November 1, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	7,877,143	5.64	$7.91	5,468,043	$7.98
$8.79 - 10.42	6,360,559	6.44	10.14	4,749,034	10.09
$10.43 - 15.85	5,651,186	7.64	11.09	2,611,536	10.72

$6.04 - 15.85	19,888,888	6.46	$9.53	12,828,613	$9.32

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units
Balance at May 3, 2009	1,124,500	617,224	142,142	2,510,631
Granted	352,200	327,322	56,168	877,200
Forfeited	(3,200)	—	—	(395,110)
Issued as common stock	—	(5,213)	(25,770)	—
Transferred to deferred stock units	—	40,566	(40,566)	—

Balance at November 1, 2009	1,473,500	979,899	131,974	2,992,721

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

Note 4. Inventories

The Company’s inventories consist of the following:

	November 1, 2009	May 3, 2009
Inventories:
Finished products	$1,072.9	$552.0
Raw materials and in-process material	39.7	45.2
Packaging material and other	51.2	112.6
LIFO Reserve	(61.8)	(32.4)

Total Inventories	$1,102.0	$677.4

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	November 1, 2009	May 3, 2009
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	$1,060.5	$1,071.6

Amortizable intangible assets:
Trademarks	40.7	32.6
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	132.6
Accumulated amortization	(35.1)	(32.7)

Amortizable intangible assets, net	105.6	99.9

Intangible assets, net	$1,166.1	$1,171.5

As of November 1, 2009 and May 3, 2009, the Company’s goodwill was comprised of $150.2 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment.

Amortization expense for the three and six months ended November 1, 2009 was $1.2 and $2.4, respectively and $2.0 and $3.9 for the three and six months ended and October 26, 2008, respectively. The Company expects to recognize $2.8 of amortization expense during the remainder of fiscal 2010. The following table presents expected amortization of intangible assets as of November 1, 2009, for each of the five succeeding fiscal years:

2011	$5.7
2012	5.7
2013	5.7
2014	5.7
2015	5.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Basic earnings per common share:
Numerator:
Income from continuing operations	$62.6	$27.3	$121.5	$19.3

Denominator:
Weighted average shares	198,800,000	198,200,000	198,600,000	197,900,000

Basic earnings per common share	$0.31	$0.14	$0.61	$0.10

Diluted earnings per common share:
Numerator:
Income from continuing operations	$62.6	$27.3	$121.5	$19.3

Denominator:
Weighted average shares	198,800,000	198,200,000	198,600,000	197,900,000
Effect of dilutive securities	3,400,000	400,000	2,000,000	600,000

Weighted average shares and equivalents	202,200,000	198,600,000	200,600,000	198,500,000

Diluted earnings per common share	$0.31	$0.14	$0.61	$0.10

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amount of 3,900,000 and 9,100,000 were not included in the computation of diluted earnings per share for the three and six months ended November 1, 2009, respectively, because their inclusion would have been antidilutive. Options outstanding in the aggregate amount of 14,300,000 and 13,900,000 were not included in the computation of diluted earnings per share for the three and six months ended October 26, 2008, respectively, because their inclusion would have been antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

Note 7. Debt

The Company’s debt consists of the following, as of the dates indicated:

	November 1, 2009	May 3, 2009
Short-term borrowings:
Revolver	$55.7	$—
Other	8.6	2.3

	$64.3	$2.3

Long-term debt:
Term A Loan	$205.6	$218.5
Term B Loan	636.4	639.7

Total Term Loans	842.0	858.2

8 5/8% senior subordinated notes	9.5	450.0
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	—

	1,551.5	1,558.2
Less unamortized discount on the 7 1/2% senior subordinated notes	7.7	—
Less current portion	147.9	32.3

	$1,395.9	$1,525.9

On October 1, 2009, the Company consummated a private placement offering of its senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 and a stated interest rate of 7 1/ 2% (the “New Notes”). The Company used proceeds from the New Notes along with other available funds to fund a tender offer for its outstanding 8 5/8% senior subordinated notes due 2012 (“Old Notes”). The Company purchased $440.5 aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 aggregate principal amount were not tendered and remained outstanding as of November 1, 2009. On December 2, 2009, the Company issued a notice to redeem such remaining Old Notes on December 16, 2009. The Company recognized $16.6 of expense related to the issuance of the New Notes and tender offer for the Old Notes, which is included in interest expense in the condensed consolidated statements of income.

The Company borrowed $135.4 under its revolver during the three and six months ended November 1, 2009. A total of $79.7 was repaid during the three and six months ended November 1, 2009. As of November 1, 2009, the net availability under the revolver, which also reflects $63.5 of outstanding letters of credit, was $330.8. The blended interest rate on the revolver was approximately 2.74% on November 1, 2009. Additionally, to maintain availability of funds under the revolver, the Company pays a 0.375% commitment fee on the unused portion of the revolver.

As of November 1, 2009 the fair values of the Company’s 8 5/8% senior subordinated notes, 6 3/4% senior subordinated notes and 7 1/2% senior subordinated notes were $9.6, $250.0 and $455.1, respectively. As of May 3, 2009, the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $460.1 and $241.9, respectively.

As of November 1, 2009, scheduled maturities of long-term debt are as follows:

Remainder of fiscal 2010	$16.2
Fiscal 2011	331.2
Fiscal 2012	494.6
Fiscal 2013	9.5
Fiscal 2014	—
Fiscal 2015	250.0
Thereafter	450.0

Agreements relating to the Company’s long-term debt, including the credit agreement governing its senior credit facility (as amended through April 25, 2008, the “Senior Credit Facility”) and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. Certain of these covenants are also applicable to Del Monte Foods Company. In addition, Del Monte is required to meet a maximum leverage ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. The maximum permitted leverage ratio decreases over time as set forth in the Senior Credit Facility. As of November 1, 2009, the Company believes that it is in compliance with all such financial covenants.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

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

The Company manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. During the three and six months ended November 1, 2009, the Company’s interest rate cash flow hedges resulted in an increase to other comprehensive income (“OCI”) of $1.4 and $2.5, respectively, and an increase to deferred tax liabilities of $0.9 and $1.6, respectively. The Company’s interest rate cash flow hedges had an impact on interest expense for the three and six months ended November 1, 2009 of $4.3 and $8.1, respectively. The fair value of the Company’s interest rate swap was recorded as a current liability of $17.0 at November 1, 2009 and a non-current liability of $21.1 at May 3, 2009.

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

On November 1, 2009, the fair values of the Company’s commodities hedges were recorded as current assets of $6.1 and current liabilities of $5.1. The fair values of the Company’s commodities hedges were recorded as current assets of $1.9 and current liabilities of $17.0 at May 3, 2009.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as cost of products sold. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of November 1, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $2.8 and current liabilities of $0.8. As of May 3, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.6 and current liabilities of $1.0.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of November 1, 2009 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Accounts payable and accrued expenses	$17.0
Foreign currency exchange contracts	Prepaid expenses and other current assets	2.8	Accounts payable and accrued expenses	0.8
Commodity contracts	Prepaid expenses and other current assets	6.1	Accounts payable and accrued expenses	5.1

Total		$8.9		$22.9

The effect of derivative instruments recorded for the three months ended November 1, 2009 in the Condensed Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$1.4	Interest expense	$4.3	N/A	$—
Foreign currency exchange contracts	0.3	Cost of products sold	0.1	Other income (expense)	0.1
Commodity contracts	2.4	Cost of products sold	(5.8)	Other income (expense)	(0.1)

Total	$4.1		$(1.4)		$—

The effect of derivative instruments recorded for the six months ended November 1, 2009 in the Condensed Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$2.5	Interest expense	$8.1	N/A	$—
Foreign currency exchange contracts	1.5	Cost of products sold	(0.2)	Other income (expense)	0.2
Commodity contracts	1.1	Cost of products sold	(9.2)	Other income (expense)	(1.8)

Total	$5.1		$(1.3)		$(1.6)

Note 9. Fair Value Measurements

In September 2006, the FASB issued a statement addressing fair value measurements. This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The fair value provisions are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a staff position which delayed the effective date of the fair value provisions by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In the first quarter of fiscal 2009, the Company adopted the fair value provisions for financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted the fair value provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010. As of November 1, 2009, the Company did not have any significant nonfinancial assets or liabilities measured at fair value subsequent to their initial recognition.

A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

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

The Company uses commodities contracts as well as interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity and other prices, diesel fuel prices, interest rates and foreign exchange rates.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at November 1, 2009
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	$3.3	$2.8	$—
Foreign Currency Contracts	—	2.8	—

Total	$3.3	$5.6	$—

Liabilities
Commodity Contracts	$5.1	$—	$—
Foreign Currency Contracts	—	0.8	—
Interest Rate Swap	—	17.0	—

Total	$5.1	$17.8	$—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade, and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or derived from observable market data available from the Energy Information Administration.

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of our senior subordinated notes are disclosed in Note 7.

In February 2007, the FASB issued a statement which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of November 1, 2009, the Company has not elected to adopt the fair value option for any financial instruments or other items.

Note 10. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Net income	$62.6	$50.4	$121.2	$40.3

Other comprehensive income (loss):
Foreign currency translation adjustments	0.6	(2.5)	2.0	(2.9)
Income (loss) on cash flow hedging instruments, net of tax	7.2	(22.4)	10.7	(19.7)

Total other comprehensive income (loss)	7.8	(24.9)	12.7	(22.6)

Comprehensive income	$70.4	$25.5	$133.9	$17.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

Note 11. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors three qualified defined benefit pension plans and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2009 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and six months ended November 1, 2009 and October 26, 2008, respectively, are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.7	$3.2	$0.4	$0.4	$5.4	$6.3	$0.8	$0.9
Interest cost on projected benefit obligation	6.7	6.2	2.2	2.1	13.4	12.5	4.3	4.2
Expected return on plan assets	(5.2)	(6.7)	—	—	(10.3)	(13.4)	—	—
Amortization of prior service cost/(credit)	0.2	0.2	(2.1)	(2.1)	0.4	0.5	(4.2)	(4.2)
Amortization of (gain)/loss	0.5	—	(0.1)	—	1.0	—	(0.1)	—
Curtailment loss	—	0.2	—	—	—	0.2	—	—

Net periodic benefit cost	$4.9	$3.1	$0.4	$0.4	$9.9	$6.1	$0.8	$0.9

As of November 1, 2009, the Company had made contributions to its defined benefit pension plans of $36.7 in fiscal 2010. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). While the Company has no required contributions during the remainder of fiscal 2010, the Company is evaluating whether it will make any additional contributions during the remainder of the fiscal year. The Act imposes certain consequences on the Company’s defined benefit plans if they do not meet the minimum funding levels. In addition to minimum funding levels, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company no longer expects to meet the incremental plan funding targets or to fully fund its defined benefit pension plans by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plans.

Note 12. Income Taxes

In October 2009, the State of Pennsylvania enacted legislation that led the Company to recognize a favorable benefit of $2.2 from the expected reduction in the tax rate applied to the Company’s existing deferred tax liabilities.

As of November 1, 2009, the Company had $16.6 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized.

Note 13. Commitments and Contingencies

The discussion below is not intended to be a complete discussion of the Company’s commitments and contingencies. See Note 15 of the 2009 Annual Report for a description of the Company’s commitments and contingencies.

Lease Commitments

At November 1, 2009, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

Remainder of fiscal 2010	$26.1
Fiscal 2011	44.0
Fiscal 2012	39.2
Fiscal 2013	33.5
Fiscal 2014	27.6
Fiscal 2015	25.7
Thereafter	96.5

Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2009 Annual Report:

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against the Company in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs allege that the Company engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs seek injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs are seeking class certification. The Company denies plaintiffs’ allegations and plans to vigorously defend itself.

As previously reported in the quarterly report on Form 10-Q for the period ended August 2, 2009:

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

For the three and six months ended November 1, 2009

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six months ended November 1, 2009

(in millions, except share and per share data)

(unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Net Sales:
Consumer Products	$536.8	$491.9	$938.2	$875.4
Pet Products	422.1	409.1	834.4	751.8

Total Company	$958.9	$901.0	$1,772.6	$1,627.2

Operating Income:
Consumer Products	$72.5	$45.8	$104.6	$55.6
Pet Products	84.8	45.7	187.6	61.1
Corporate (a)	(16.7)	(12.0)	(30.7)	(23.9)

Total Company	140.6	79.5	261.5	92.8

Reconciliation to income from continuing operations before income taxes:
Interest expense	41.0	30.1	65.2	57.7
Other expense	0.8	12.0	2.7	10.9

Income from continuing operations before income taxes	$98.8	$37.4	$193.6	$24.2

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 15. Subsequent Events

The FASB statement regarding subsequent events was adopted by the Company during the first quarter of fiscal 2010 as discussed in Note 2. This statement requires disclosures of the date through which subsequent events have been evaluated. The Company evaluated subsequent events through the date of the filing of this quarterly report on Form 10-Q on December 9, 2009.

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

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	November 1, 2009	October 26, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$958.9	$901.0	$57.9	6.4%	2.1%	4.3%
Cost of Products Sold	649.7	666.5	(16.8)	(2.5%)	(0.5%)	3.0%

Gross Profit	309.2	234.5	74.7	31.9%
Selling, General and Administrative Expense	168.6	155.0	13.6	8.8%

Operating Income	$140.6	$79.5	$61.1	76.9%

Gross Margin	32.2%	26.0%

Selling, General and Administrative Expense as a % of net sales	17.6%	17.2%

Operating Income Margin	14.7%	8.8%

	Six Months Ended
	November 1, 2009	October 26, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,772.6	$1,627.2	$145.4	8.9%	1.0%	7.9%
Cost of Products Sold	1,203.5	1,233.3	(29.8)	(2.4%)	(0.3%)	(2.1%)

Gross Profit	569.1	393.9	175.2	44.5%
Selling, General and Administrative Expense	307.6	301.1	6.5	2.2%

Operating Income	$261.5	$92.8	$168.7	181.8%

Gross Margin	32.1%	24.2%

Selling, General and Administrative Expense as a % of net sales	17.4%	18.5%

Operating Income Margin	14.8%	5.7%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our second quarter results include net sales of $958.9 million, which represents growth of 6.4% over the second quarter of fiscal 2009. Increased volume in existing products in the Consumer Products segment was the primary driver of the growth in net sales. The impact of the prior year’s pricing actions net of elasticity (the volume decline associated with price increases) also contributed to the growth in net sales. We expect net sales growth in the last six months of fiscal 2010 to be less than net sales growth in the first half of fiscal 2010 as the year-over-year impact of fiscal 2009 pricing actions primarily benefitted the first half of fiscal 2010. In addition, the fourth quarter of fiscal 2010 contains one less week than the fourth quarter of fiscal 2009.

During the second quarter of fiscal 2010, we experienced lower overall costs as compared to the prior year quarter driven by productivity savings, lower transportation–related costs and lower Pet Products ingredient costs (particularly in commodities such as fats and grains). These cost decreases were partially offset by higher packaging and raw product costs. Gross margin increased by 620 basis points in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily as a result of the prior year’s pricing actions, lower costs and favorable product mix. While we continue to expect fiscal 2010 gross margin to be higher than fiscal 2009 gross margin, we expect that gross margin in the second half of fiscal 2010 will be lower than gross margin in the first half of fiscal 2010 driven by increased promotional activity, a less favorable cost environment and less favorable product mix. We have hedged approximately 80% of our hedgeable key commodities for fiscal 2010. These hedgeable key commodities represent approximately 15% of our cost of products sold. For the full year, we expect that the impact of our productivity savings will more than offset fiscal 2010 cost increases.

Our operating income for the three months ended November 1, 2009 was $140.6 million, which represented an increase of $61.1 million or 76.9% compared to the three months ended October 26, 2008. The increase in operating income was driven by the increased gross margin discussed above, partially offset by higher marketing costs in support of our growth strategy. We expect our year-over-year growth in marketing spending to accelerate significantly in the remainder of fiscal 2010. We expect marketing spending to increase approximately 55-65% in fiscal 2010 over fiscal 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, these estimates routinely require adjustment.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended November 1, 2009 and October 26, 2008 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three and six months ended November 1, 2009, we recognized expense for our qualified DB plans of $4.9 million and $9.9 million respectively, and other benefits expense of $0.4 million and $0.8 million, respectively. Our remaining fiscal 2010 pension expense for our qualified DB plans is currently estimated to be approximately $10.0 million and other benefits expense is currently estimated to be approximately $0.7 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, only those that have been purchased have a carrying amount on our consolidated balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the carrying amount exceeds the estimated fair value. Goodwill is considered impaired if the carrying amount of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

We did not recognize any impairment charges for our Amortizing Brands or goodwill during the three and six months ended November 1, 2009 and October 26, 2008. During the three and six months ended November 1, 2009, we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands and moved this brand (with a remaining book value of $8.0 million) from Non-Amortizing to Amortizing Brands. We did not recognize any impairment charge for our Non-Amortizing Brands during the three and six months ended October 26, 2008. While we currently believe the fair value of all of our intangible assets exceeds carrying amount, different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Fair Value Method of Accounting. We follow the fair value method of accounting for stock-based compensation, under which employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

Valuation of Stock Options. We measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. The dividend yield assumption is based on our expectations regarding the future payment of dividends as of the grant date.

Valuation of Restricted Stock Units and Performance Share Units. The fair value of restricted stock units is calculated by multiplying the average of the high and low price of Del Monte’s common stock on the date of grant by the number of shares granted. The fair value of performance share units is determined based on a model which considers the estimated probability of possible outcomes. For stock awards that are not credited with dividends during the vesting period, the fair value of the stock award is reduced by the present value of the expected dividend stream during the vesting period.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended November 1, 2009, we increased our estimate of retained-insurance liabilities related to prior year by approximately $3.4 million primarily as a result of the escalation in healthcare costs on open prior year claims. This increase was partially offset by a $1.1 million reduction in retained insurance liabilities related to prior years as a result of the early closure of a claim. During the three and six months ended October 26, 2008, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $2.3 million primarily as a result of favorable claim history.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended November 1, 2009, compared to the results for the three and six months ended October 26, 2008.

Net Sales

	Three Months Ended
	November 1, 2009	October 26, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$536.8	$491.9	$44.9	9.1%	7.6%	1.5%
Pet Products	422.1	409.1	13.0	3.2%	(4.4%)	7.6%

Total	$958.9	$901.0	$57.9	6.4%

	Six Months Ended
	November 1, 2009	October 26, 2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$938.2	$875.4	$62.8	7.2%	1.8%	5.4%
Pet Products	834.4	751.8	82.6	11.0%	0.1%	10.9%

Total	$1,772.6	$1,627.2	$145.4	8.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended November 1, 2009 were $958.9 million, an increase of $57.9 million or 6.4%, compared to $901.0 million for the three months ended October 26, 2008. Net sales for the six months ended November 1, 2009 were $1,772.6 million, an increase of $145.4 million or 8.9%, compared to $1,627.2 million for the six months ended October 26, 2008.

Net sales in our Consumer Products reportable segment were $536.8 million for the three months ended November 1, 2009, an increase of $44.9 million or 9.1% compared to the three months ended October 26, 2008. The increase in net sales was primarily driven by increased volume of certain existing products, primarily vegetables due to increased promotional activity in the current quarter as compared to the year-ago quarter. Additionally, growth in lower margin South American sales contributed to the growth of existing products. New product sales also contributed to the increase in net sales.

Net sales in our Consumer Products reportable segment were $938.2 million for the six months ended November 1, 2009, an increase of $62.8 million or 7.2%, compared to the six months ended October 26, 2008. The increase in net sales was primarily driven by increased volume of certain existing products, primarily vegetables relating to increased promotional activity in the current period as compared to the year-ago period. Additionally, growth in lower margin South American sales contributed to the growth of existing products. Net pricing (pricing, net of the volume decline associated with price increases, or elasticity) and new product sales also contributed to the increase in net sales.

Net sales in our Pet Products reportable segment were $422.1 million for the three months ended November 1, 2009, an increase of $13.0 million or 3.2% compared to $409.1 million for the three months ended October 26, 2008. The increase was driven by net pricing (pricing, net of the volume decline associated with price increases, or elasticity). Excluding the impact of elasticity, volume was flat primarily as a result of the decision to not repeat certain dog food promotions that were in place in the prior year quarter and a fiscal 2010 shift in certain pet snack promotions from the second quarter to the third quarter.

Net sales in our Pet Products reportable segment were $834.4 million for the six months ended November 1, 2009, an increase of $82.6 million or 11.0% compared to $751.8 million for the six months ended October 26, 2008. The increase was driven by volume growth (excluding the impact of elasticity) in existing products (primarily pet snacks) and net pricing (pricing, net of the volume decline associated with price increases, or elasticity). New product sales also contributed to the increase in net sales.

Cost of products sold. Cost of products sold for the three months ended November 1, 2009 was $649.7 million, a decrease of $16.8 million, or 2.5%, compared to $666.5 million for the three months ended October 26, 2008. Cost of products sold for the six months ended November 1, 2009 was $1,203.5 million, a decrease of $29.8 million, or 2.4%, compared to $1,233.3 million for the six months ended October 26, 2008. These decreases were primarily due to continued productivity savings, lower transportation-related costs and lower commodity costs, partially offset by higher raw product and packaging costs.

Gross margin. Our gross margin percentage for the three months ended November 1, 2009 increased 6.2 points to 32.2%, compared to 26.0% for the three months ended October 26, 2008. Pricing benefitted gross margin by 3.0 points. This increase was also impacted by a 2.1 margin point increase related to the lower costs noted above and a 1.1 margin point increase due to favorable product mix.

For the six months ended November 1, 2009, our gross margin percentage increased 7.9 points to 32.1%, compared to 24.2% for the six months ended October 26, 2008. Pricing benefitted gross margin by 5.5 points. This increase was also impacted by a 1.5 margin point increase related to the lower costs noted above and a 0.9 margin point increase due to favorable product mix.

We expect that gross margin for the full fiscal year will be lower than the gross margin for the first and second quarters, driven by increased promotional activity, a less favorable cost environment and less favorable product mix. However, we expect that gross margin for the full fiscal year will be higher than the gross margin in fiscal 2009, driven primarily by the impact of fiscal 2009 pricing and lower costs.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended November 1, 2009 was $168.6 million, an increase of $13.6 million, or 8.8%, compared to SG&A of $155.0 million for the three months ended October 26, 2008. The increase in SG&A expense was primarily due to higher marketing costs reflecting increased investments behind products in both the Consumer and Pet Products segments, partially offset by lower transportation-related costs.

For the six months ended November 1, 2009, SG&A expense was $307.6 million, an increase of $6.5 million, or 2.2%, compared to SG&A of $301.1 million for the six months ended October 26, 2008. The increase in SG&A expense was primarily due to higher marketing costs as described above, partially offset by lower transportation-related costs.

Operating Income

	Three Months Ended
	November 1, 2009	October 26, 2008	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$72.5	$45.8	$26.7	58.3%
Pet Products	84.8	45.7	39.1	85.6%
Corporate (a)	(16.7)	(12.0)	(4.7)	(39.2%)

Total	$140.6	$79.5	$61.1	76.9%

	Six Months Ended
	November 1, 2009	October 26, 2008	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$104.6	$55.6	$49.0	88.1%
Pet Products	187.6	61.1	126.5	207.0%
Corporate (a)	(30.7)	(23.9)	(6.8)	(28.5%)

Total	$261.5	$92.8	$168.7	181.8%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended November 1, 2009 was $140.6 million, an increase of $61.1 million, or 76.9%, compared to operating income of $79.5 million for the three months ended October 26, 2008. For the six months ended November 1, 2009, operating income was $261.5 million, an increase of $168.7 million, or 181.8%, compared to operating income of $92.8 million for the six months ended October 26, 2008. We realized productivity savings of approximately $20.0 million and $37.0 million in the three and six months ended November 1, 2009, respectively, and approximately $16.0 million and $29.0 million for the three and six months ended October 26, 2008, respectively.

Our Consumer Products reportable segment operating income increased by $26.7 million, or 58.3%, to $72.5 million for the three months ended November 1, 2009 from $45.8 million for the three months ended October 26, 2008. This increase was driven by net pricing, increased volume and lower costs. For the six months ended November 1, 2009, our Consumer Products reportable segment operating income increased by $49.0 million, or 88.1%, to $104.6 million from $55.6 million for the six months ended October 26, 2008. This increase was driven by net pricing, increased volume and lower costs, partially offset by increased marketing spending.

Our Pet Products reportable segment operating income increased by $39.1 million, or 85.6%, to $84.8 million for the three months ended November 1, 2009 from $45.7 million for the three months ended October 26, 2008. This increase was driven by net pricing and decreased costs, partially offset by increased marketing spending. For the six months ended November 1, 2009, our Pet Products reportable segment operating income increased by $126.5 million, or 207.0%, to $187.6 million from $61.1 million for the six months ended October 26, 2008. This increase was driven by net pricing and decreased costs.

Our corporate expenses increased by $4.7 million during the three months ended November 1, 2009 compared to the prior year period primarily due to higher employee-related costs. Our corporate expenses increased by $6.8 million during the six months ended November 1, 2009 compared to October 26, 2008 primarily due to higher employee-related costs.

Interest expense. Interest expense increased $10.9 million, or 36.2%, to $41.0 million for the three months ended November 1, 2009 from $30.1 million for the three months ended October 26, 2008. Interest expense increased $7.5 million, or 13.0%, to $65.2 million for the six months ended November 1, 2009 from $57.7 million for the six months ended October 26, 2008. These increases resulted from $16.6 million in refinancing expense recognized in the current quarter, partially offset by lower debt levels and lower average interest rates.

Other expense. Other expense decreased $11.2 million, or 93.3%, to $0.8 million for the three months ended November 1, 2009 from $12.0 million for the three months ended October 26, 2008. Other expense decreased $8.2 million, or 75.2%, to $2.7 million for the six months ended November 1, 2009 from $10.9 million for the six months ended October 26, 2008. These decreases resulted primarily from lower mark-to-market adjustments for our hedging contracts incurred in the prior year periods.

Provision for Income Taxes. The effective tax rate for continuing operations for the three months ended November 1, 2009 was 36.6%, compared to 27.0% for the three months ended October 26, 2008. For the six months ended November 1, 2009, the effective tax rate for continuing operations was 37.2%, compared to 20.2% for the six months ended October 26, 2008. The change in the rates for the three and six month periods was primarily due to the benefit recorded in the second quarter of fiscal 2009 relating to the retroactive extension of a tax credit for companies operating in American Samoa. Due to the sale of the StarKist Seafood business, we have not received any additional tax benefits from the tax law change since the second quarter of fiscal 2009.

Income (Loss) from Discontinued Operations. The loss from discontinued operations of $0 and $0.3 million, respectively, for the three and six months ended November 1, 2009 is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008. See “Corporate Overview” above. The income from discontinued operations of $23.1 million and $21.0 million for the three and six months ended October 26, 2008 primarily results from a $29.6 million gain on the sale of our StarKist Seafood Business, which was sold in October 2008.

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

As of November 1, 2009, we had made contributions to our defined benefit pension plans of $36.7 million in fiscal 2010. As of October 26, 2008, we had made fiscal 2009 contributions of $23.0 million. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). While we have no required contributions during the remainder of fiscal 2010, we are evaluating whether we will make any additional contributions during the remainder of the fiscal year. The Act imposes certain consequences on our defined benefit pension plans if they do not meet the minimum funding levels. In addition to minimum funding levels, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We no longer expect to meet the incremental plan funding targets or to fully fund our defined benefit pension plans by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plans. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to Note 12 to the Consolidated Financial Statements in our 2009 Annual Report for information about our defined benefit pension plans.

We believe that cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	November 1, 2009	May 3, 2009
	(in millions)
Short-term borrowings:
Revolver	$55.7	$—
Other	8.6	2.3

	$64.3	$2.3

Long-term debt:
Term A Loan	$205.6	$218.5
Term B Loan	636.4	639.7

Total Term Loans	842.0	858.2

8 5/8% senior subordinated notes	9.5	450.0
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	—

	1,551.5	1,558.2

Less unamortized discount on the 7 1/2% senior subordinated notes	7.7	—
Less current portion	147.9	32.3

	$1,395.9	$1,525.9

On October 1, 2009, we consummated a private placement offering of our senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7 1/ 2% (the “New Notes”). We used proceeds from the New Notes along with other available funds to fund a tender offer for our outstanding 8 5/8 % senior subordinated notes due 2012 (“Old Notes”). We purchased $440.5 million aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 million aggregate principal amount were not tendered and remained outstanding as of November 1, 2009. On December 2, 2009, we issued a notice to redeem such remaining Old Notes on December 16, 2009. We recognized $16.6 million of expense related to the issuance of the New Notes and tender offer for the Old Notes, which is included in interest expense in our condensed consolidated statement of income.

We borrowed $135.4 million under our revolver during the three and six months ended November 1, 2009. A total of $79.7 million was repaid during the three and six months ended November 1, 2009. As of November 1, 2009, the net availability under the revolver, which also reflects $63.5 million of outstanding letters of credit, was $330.8 million. The blended interest rate on the revolver was approximately 2.74% on November 1, 2009. Additionally, to maintain availability of funds under the revolver, we pay a 0.375% commitment fee on the unused portion of the revolver.

As of November 1, 2009, scheduled maturities of long-term debt are as follows (in millions):

Remainder of fiscal 2010	$16.2
Fiscal 2011	331.2
Fiscal 2012	494.6
Fiscal 2013	9.5
Fiscal 2014	—
Fiscal 2015	250.0
Thereafter	450.0

During the next six months we expect to pursue refinancing of our senior credit facility in light of our scheduled maturities. Although we are currently targeting fiscal 2010, the timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. Given the current economic environment, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, the expenses associated with any such refinancing could be material.

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

In addition, we are required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under the Senior Credit Facility. As of November 1, 2009, we believe that we are in compliance with all such financial covenants. The maximum permitted total debt ratio decreases over time, as set forth in the Senior Credit Facility. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control.

If we are unable to comply with the covenants under the Senior Credit Facility or any of the indentures governing our senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of our indebtedness.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at November 1, 2009:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term Debt	$1,551.5	$147.9	$694.1	$9.5	$700.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	292.6	49.2	78.0	56.3	109.1
Purchase Obligations (1)	1,017.2	490.7	256.3	178.7	91.5
Other Long-term Liabilities Reflected on the Balance Sheet (2)	270.7	—	59.4	51.5	159.8

Total Contractual Obligations	$3,132.0	$687.8	$1,087.8	$296.0	$1,060.4

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at November 1, 2009, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of November 1, 2009. Aggregate future payments for our grower commitments are estimated based on November 1, 2009 pricing and fiscal 2010 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five years, that salaries remain at current levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2009, the most recent period for which annual incentive awards have been paid.
(2)	As of November 1, 2009, we had unrecognized tax benefits of $11.6 million. We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Cash Flows

During the six months ended November 1, 2009, our cash and cash equivalents decreased by $123.8 million and during the six months ended October 26, 2008, our cash and cash equivalents decreased by $15.3 million.

	Six Months Ended
	November 1, 2009	October 26, 2008
	(in millions)
Net Cash Used in Operating Activities	$(87.4)	$(276.8)
Net Cash (Used in) Provided by Investing Activities	(45.7)	307.1
Net Cash Provided by (Used in) Financing Activities	8.8	(45.0)

Operating Activities. Cash used in operating activities for the six months ended November 1, 2009 was $87.4 million, compared to $276.8 million for the six months ended October 26, 2008. This change was primarily driven by higher earnings, partially offset by higher inventory levels in the first six months of fiscal 2010 primarily as a result of higher peach yields. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended November 1, 2009 was $45.7 million compared to cash provided by investing activities of $307.1 million for the six months ended October 26, 2008 . Cash provided by investing activities for the six months ended October 26, 2008 consisted of proceeds from the sale of the StarKist Seafood Business, partially offset by capital spending. Capital spending for the first six months of fiscal 2010 was $45.7 million compared to $39.9 million during the first six months of fiscal 2009. Capital spending for the remainder of fiscal 2010 is expected to approximate $45 million to $55 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash provided by financing activities for the six months ended November 1, 2009 was $8.8 million compared to cash used in financing activities of $45.0 million for the six months ended October 26, 2008. During the first six months of fiscal 2010, we borrowed a net of $62.0 million in short-term borrowings, compared to $289.5 million during the first six months of fiscal 2009 as a result of incurring seasonal borrowings for operations. As described in our 2009 Annual Report, at the end of fiscal 2009 we elected to retain cash generated during the year rather than make voluntary debt prepayments. As a result, our seasonal borrowings were lower in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. In addition, during the six months ended November 1, 2009, we received net proceeds from the issuance of the New Notes of $442.3 million, repaid $440.5 million of Old Notes, made repayments of $16.2 million towards our outstanding term loan principal, and paid $24.4 million of costs related to the issuance of the New Notes and tender offer for the Old Notes. During the six months ended October 26, 2008, we made repayments of $320.8 million towards our outstanding term loan principal. We also paid $17.8 million and $15.8 million in dividends during the six months ended November 1, 2009 and October 26, 2008, respectively.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The provisions of this statement are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for us beginning in the first quarter of fiscal 2010. The adoption of this statement did not have an impact to our condensed consolidated financial statements. See Note 15. “Subsequent Events” in this quarterly report on Form 10-Q for the disclosures required by this statement.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC was adopted by us in the second quarter of fiscal 2010. The adoption of the ASC did not impact our consolidated financial statements.

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

During the six months ended November 1, 2009, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

The fair value of our interest rate swap was recorded as a current liability of $17.0 million at November 1, 2009. The fair value of our interest rate swap was recorded as a non-current liability of $21.1 million at May 3, 2009.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $2.6 million and $4.2 million for the six months ended November 1, 2009 and October 26, 2008, respectively.

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

On November 1, 2009, the fair values of our commodities hedges were recorded as current assets of $6.1 million and current liabilities of $5.1 million. On May 3, 2009, the fair values of our commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million.

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

	November 1, 2009	May 3, 2009
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$10.1	$6.6

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

The table below presents our foreign currency derivative contracts as of November 1, 2009 and May 3, 2009. All of the foreign currency derivative contracts held on November 1, 2009 are scheduled to mature prior to the end of fiscal 2011.

	November 1, 2009	May 3, 2009
	(in millions)
Contract Amount (Mexican pesos) ($ in millions)	$29.1	$37.5
Contract Amount ($CAD) (in millions)	11.6	12.9

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in currency exchange rates on our foreign currency hedges is as follows:

	November 1, 2009	May 3, 2009
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$2.1	$(0.4)
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(1.7)	(4.1)

ITEM 4.	CONTROLS AND PROCEDURES

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

Except as set forth below, there have been no material developments in our legal proceedings since the legal proceedings reported in our 2009 Annual Report:

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against us in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs allege that we engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs seek injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs are seeking class certification. We deny plaintiffs’ allegations and plan to vigorously defend ourselves.

As previously reported in our quarterly report on Form 10-Q for the period ended August 2, 2009:

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

Our Annual Meeting of Stockholders was held on September 24, 2009 in San Francisco, California. Five matters were submitted to a vote of stockholders: (i) the election of Samuel H. Armacost, Terence D. Martin and Richard G. Wolford as Class III directors to hold office for three-year terms; (ii) the approval of the amendment and restatement of the Del Monte Foods Company Certificate of Incorporation to provide for the annual election of directors; (iii) the approval of the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated; (iv) the approval of the Del Monte Foods Company Annual Incentive Plan, as amended and restated; and (v) the ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s independent auditor for its fiscal year ending May 2, 2010.

At the Annual Meeting, the following individuals were elected to the Board of Directors for three-year terms upon the following vote:

	Votes For	Votes Against	Votes Abstained
Samuel H. Armacost	158,315,870	19,588,669	455,117
Terence D. Martin	170,798,645	7,122,288	438,723
Richard G. Wolford	172,462,407	5,448,631	448,618

175,743,908 votes were cast in favor of the approval of the amendment and restatement of the Del Monte Foods Company Certificate of Incorporation to provide for the annual election of directors. 2,197,137 votes were cast against ratification and 418,611 votes abstained.

115,210,602 votes were cast in favor of the approval of the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated. 38,953,711 votes were cast against ratification and 637,685 votes abstained. There were 23,557,658 broker non-votes.

129,978,768 votes were cast in favor of the approval of the Del Monte Foods Company Annual Incentive Plan, as amended and restated. 24,367,974 votes were cast against ratification and 455,256 votes abstained. There were 23,557,658 broker non-votes.

175,915,704 votes were cast in favor of the ratification of the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending May 2, 2010. 2,125,893 votes were cast against ratification and 318,059 votes abstained.

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Del Monte Foods Company, as amended and restated September 24, 2009 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K as filed on September 25, 2009 (“the September 25, 2009 8-K”))

3.2	Del Monte Foods Company Bylaws, as amended and restated September 24, 2009 (incorporated by reference to Exhibit 3.2 to the September 25, 2009 8-K)

4.1	Indenture, dated as of October 1, 2009, among Del Monte Corporation, Del Monte Foods Company, The Meow Mix Company, LLC, Meow Mix Decatur Production I, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K as filed on October 2, 2009 (“the October 2, 2009 8-K”))

4.2	Form of 7 1/2% Senior Subordinated Note due 2019 (incorporated by reference to Exhibit 4.2 to the October 2, 2009 8-K)

4.3	Registration Rights Agreement, dated as of October 1, 2009, among Del Monte Corporation, Del Monte Foods Company, The Meow Mix Company, LLC, Meow Mix Decatur Production I, LLC and the initial purchasers (incorporated by reference to Exhibit 4.3 to the October 2, 2009 8-K)

4.4	Second Supplemental Indenture among Del Monte Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated September 30, 2009 and effective October 1, 2009 (incorporated by reference to Exhibit 4.4 to the October 2, 2009 8-K)

10.1	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective July 28, 2009 and approved by the stockholders September 24, 2009 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on September 28, 2009 (“the September 28, 2009 8-K”))**

10.2	Del Monte Foods Company Annual Incentive Plan, as amended and restated effective July 28, 2009 and approved by the stockholders September 24, 2009 (incorporated by reference to Exhibit 10.2 to the September 28, 2009 8-K)**

10.3	Del Monte Foods Company Deferred Compensation Plan, effective October 1, 2009 (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K as filed on September 29, 2009)**

†10.4	Office Lease Agreement between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, dated October 27, 2009 (confidential treatment has been requested as to portions of the Exhibit) (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on October 30, 2009)

*10.5	Del Monte Foods Company Non-Employee Director Compensation Plan dated October 23, 2009**

*10.6	Purchase Agreement for Del Monte Corporation 7 1/2% Senior Subordinated Notes Due 2019, dated as of September 17, 2009

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested as to portions of the exhibit

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

Dated: December 9, 2009