Form 10-Q
period 2010-01-31
DEL MONTE FOODS CO
filed 2010-03-10
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 5, 2010, there were 198,565,566 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	January 31, 2010	May 3, 2009
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$17.9	$142.7
Trade accounts receivable, net of allowance	215.3	188.5
Inventories	885.8	677.4
Prepaid expenses and other current assets	93.3	138.6

TOTAL CURRENT ASSETS	1,212.3	1,147.2

Property, plant and equipment, net	636.4	642.6
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,164.6	1,171.5
Other assets, net	35.5	22.3

TOTAL ASSETS	$4,386.5	$4,321.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$565.1	$472.4
Short-term borrowings	42.9	2.3
Current portion of long-term debt	30.0	32.3

TOTAL CURRENT LIABILITIES	638.0	507.0

Long-term debt	1,262.5	1,525.9
Deferred tax liabilities	446.8	390.5
Other non-current liabilities	245.4	291.4

TOTAL LIABILITIES	2,592.7	2,714.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 215.7 issued and 198.3 outstanding at January 31, 2010 and 215.1 issued and 197.7 outstanding at May 3, 2009)	2.2	2.1
Additional paid-in capital	1,069.8	1,047.5
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(24.4)	(38.4)
Retained earnings	929.3	778.4

TOTAL STOCKHOLDERS’ EQUITY	1,793.8	1,606.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,386.5	$4,321.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009
	(unaudited)
Net sales	$1,013.2	$942.3	$2,785.8	$2,569.5
Cost of products sold	677.2	659.8	1,880.7	1,893.1

Gross profit	336.0	282.5	905.1	676.4
Selling, general and administrative expense	197.6	149.0	505.2	450.1

Operating income	138.4	133.5	399.9	226.3
Interest expense	31.7	27.4	96.9	85.1
Other expense	15.5	7.9	18.2	18.8

Income from continuing operations before income taxes	91.2	98.2	284.8	122.4
Provision for income taxes	34.0	38.6	106.1	43.5

Income from continuing operations	57.2	59.6	178.7	78.9

Income (loss) from discontinued operations before income taxes	1.4	(5.3)	0.9	34.4
Provision (benefit) for income taxes	(0.8)	(6.2)	(1.0)	12.5

Income from discontinued operations	2.2	0.9	1.9	21.9

Net income	$59.4	$60.5	$180.6	$100.8

Basic earnings per common share:
Continuing operations	$0.29	$0.30	$0.90	$0.40
Discontinued operations	0.01	—	0.01	0.11

Total	$0.30	$0.30	$0.91	$0.51

Diluted earnings per common share:
Continuing operations	$0.28	$0.30	$0.89	$0.40
Discontinued operations	0.01	—	0.01	0.11

Total	$0.29	$0.30	$0.90	$0.51

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, except per share data)

	Nine Months Ended
	January 31, 2010	January 25, 2009
	(unaudited)
OPERATING ACTIVITIES:
Net income	$180.6	$100.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74.0	77.5
Deferred taxes	35.1	7.5
Write off of debt issuance cost and loss on debt refinancing	24.8	—
(Gain) loss on asset disposals	1.2	(27.4)
Stock compensation expense	15.3	8.1
Discontinuation of hedge accounting for interest rate swap	13.4	—
Other non-cash items, net	5.5	2.7
Changes in operating assets and liabilities	(115.7)	(258.1)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	234.2	(88.9)

INVESTING ACTIVITIES:
Capital expenditures	(65.6)	(55.5)
Net proceeds from disposal of assets	—	343.1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(65.6)	287.6

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	194.3	501.6
Payments on short-term borrowings	(152.5)	(364.8)
Proceeds from long-term borrowings	1,042.2	—
Principal payments on long-term debt	(1,308.2)	(327.2)
Payment of debt-related costs	(43.6)	—
Dividends paid	(27.7)	(23.7)
Issuance of common stock	2.8	2.1
Excess tax benefits from stock-based compensation	0.6	—

NET CASH USED IN FINANCING ACTIVITIES	(292.1)	(212.0)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.1

NET CHANGE IN CASH AND CASH EQUIVALENTS	(124.8)	(13.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142.7	25.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17.9	$12.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 31, 2010

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 31, 2010 and January 25, 2009 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 31, 2010 and January 25, 2009 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 31, 2010 and for the three and nine months ended January 31, 2010 and January 25, 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results expected for the year ending May 2, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 3, 2009 (“2009 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company beginning in the first quarter of fiscal 2010. The amendments are effective February 2010. The adoption of this statement did not have an impact to the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and nonauthoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC was adopted by the Company in the second quarter of fiscal 2010. The adoption of the ASC did not impact the Company’s consolidated financial statements.

Note 3. Employee Stock Plans

See Note 10 of the 2009 Annual Report for a description of the Company’s stock-based incentive plans. On July 28, 2009, the Board of Directors (the “Board”) adopted the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective July 28, 2009, subject to stockholder approval (the “Amended Plan”). The Amended Plan was approved by the Company’s stockholders at its annual meeting held on September 24, 2009. Under the Amended Plan, the total number of shares authorized for grant was increased by 11,419,645 shares to 42,978,385 shares. In addition, under the Amended Plan shares of common stock issued pursuant to

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

equity incentives granted under the Amended Plan on or after May 4, 2009 reduce the Amended Plan’s share reserve by one share in the case of options and stock appreciation rights with exercise prices at least equal to fair market value of the Company’s common stock on the grant date and by 1.98 shares in the case of all other equity incentives granted under the Amended Plan; provided, however, that for such other stock awards granted prior to May 4, 2009 but on or after April 20, 2007, the reduction is 2.79 shares, instead of 1.98 shares. Prior to April 30, 2007 but on or after May 2, 2005, the reduction is 1.94 shares. For all awards granted prior to May 2, 2005, the number of shares of common stock available for issuance under the Amended Plan is reduced by 1 share for each share of common stock issued.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the nine months ended January 31, 2010 and January 25, 2009:

	Nine Months Ended
	January 31, 2010	January 25, 2009
Dividend yield	2.6%	1.8%
Expected volatility	28.5%	26.4%
Risk-free interest rate	2.7%	3.2%
Expected life (in years)	6.0	6.1

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 3, 2009	17,384,813	$9.17	10,993,068	$9.23
Granted	2,961,000	11.37
Forfeited	(134,157)	10.25
Exercised	(517,719)	7.76

Balance at January 31, 2010	19,693,937	$9.53	12,700,562	$9.32

As of January 31, 2010, the aggregate intrinsic values of options outstanding and options exercisable were $36.6 and $26.2, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

At January 31, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.04 - 8.78	7,766,144	5.40	$7.91	5,392,419	$7.98
$8.79 - 10.42	6,312,329	6.19	10.14	4,711,529	10.09
$10.43 - 15.85	5,615,464	7.39	11.09	2,596,614	10.72

$6.04 - 15.85	19,693,937	6.22	$9.53	12,700,562	$9.32

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Shares
Balance at May 3, 2009	1,124,500	617,224	142,142	2,510,631
Granted	353,000	333,971	77,408	879,150
Forfeited	(11,856)	—	—	(415,478)
Vested	(2,744)	—	—	—
Issued as common stock	—	(6,593)	(25,770)	—
Transferred to deferred stock units	—	40,566	(40,566)	—

Balance at January 31, 2010	1,462,900	985,168	153,214	2,974,303

Note 4. Inventories

The Company’s inventories consist of the following:

	January 31, 2010	May 3, 2009
Inventories:
Finished products	$826.9	$552.0
Raw materials and in-process material	41.7	45.2
Packaging material and other	66.4	112.6
LIFO Reserve	(49.2)	(32.4)

Total Inventories	$885.8	$677.4

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	January 31, 2010	May 3, 2009
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,060.5	1,071.6

Total non-amortizable intangible assets	1,060.5	1,071.6

Amortizable intangible assets:
Trademarks	40.7	32.6
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	132.6
Accumulated amortization	(36.6)	(32.7)

Amortizable intangible assets, net	104.1	99.9

Intangible assets, net	$1,164.6	$1,171.5

As of January 31, 2010 and May 3, 2009, the Company’s goodwill was comprised of $150.2 related to the Consumer Products reportable segment and $1,187.5 related to the Pet Products reportable segment.

Amortization expense for the three and nine months ended January 31, 2010 was $1.5 and $3.9, respectively and $1.9 and $5.8 for the three and nine months ended January 25, 2009, respectively. The Company expects to recognize $1.8 of amortization expense during the remainder of fiscal 2010. The following table presents expected amortization of intangible assets as of January 31, 2010, for each of the five succeeding fiscal years:

2011	$7.1
2012	7.1
2013	6.4
2014	4.5
2015	4.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Note 6. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009
Basic earnings per common share:
Numerator:
Income from continuing operations	$57.2	$59.6	$178.7	$78.9

Denominator:
Weighted average shares	199,100,000	198,300,000	198,800,000	198,000,000

Basic earnings per common share	$0.29	$0.30	$0.90	$0.40

Diluted earnings per common share:
Numerator:
Income from continuing operations	$57.2	$59.6	$178.7	$78.9

Denominator:
Weighted average shares	199,100,000	198,300,000	198,800,000	198,000,000
Effect of dilutive securities	3,800,000	200,000	2,300,000	300,000

Weighted average shares and equivalents	202,900,000	198,500,000	201,100,000	198,300,000

Diluted earnings per common share	$0.28	$0.30	$0.89	$0.40

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

Options outstanding in the aggregate amount of 3,300,000 and 9,700,000 were not included in the computation of diluted earnings per share for the three and nine months ended January 31, 2010, respectively, because their inclusion would have been antidilutive. Options outstanding in the aggregate amount of 18,200,000 and 15,100,000 were not included in the computation of diluted earnings per share for the three and nine months ended January 25, 2009, respectively, because their inclusion would have been antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Note 7. Debt

The Company’s debt consists of the following, as of the dates indicated:

	January 31, 2010	May 3, 2009
Short-term borrowings:
Revolver	$38.6	$—
Other	4.3	2.3

	$42.9	$2.3

Long-term debt:
Term A Loan	$600.0	$218.5
Term B Loan	—	639.7

Total Term Loans	600.0	858.2

8 5/8% senior subordinated notes	—	450.0
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	—

	1,300.0	1,558.2
Less unamortized discount on the 7 1/2% senior subordinated notes	7.5	—
Less current portion	30.0	32.3

	$1,262.5	$1,525.9

New Notes

On October 1, 2009, the Company consummated a private placement offering of its senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 and a stated interest rate of 7 1/2% (the “New Notes”). The Company used proceeds from the New Notes along with other available funds to fund a tender offer for its outstanding 8 5/8% senior subordinated notes due 2012 (“Old Notes”). The Company purchased $440.5 aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 aggregate principal amount were not tendered and remained outstanding until December 16, 2009 when the Company redeemed them. During the three and nine months ended January 31, 2010, the Company recognized $0.5 and $17.1, respectively, of expense related to the issuance of the New Notes and tender offer for the Old Notes, which is included in interest expense in the Condensed Consolidated Statements of Income.

Fair Value of Senior Subordinated Notes

As of January 31, 2010 the fair values of the Company’s 7 1/2% senior subordinated notes and 6 3/4% senior subordinated notes were $459.0 and $253.8, respectively. As of May 3, 2009, the fair values of the Company’s 8 5/8% senior subordinated notes and 6 3/4% senior subordinated notes were $460.1 and $241.9, respectively.

New Senior Credit Facility

On January 29, 2010, the Company entered into a new five-year senior secured credit agreement with Bank of America, N.A., as administrative agent, and the other lender and agent parties thereto (with all related loan documents, and as amended from time to time, the “Senior Credit Facility”), replacing the Company’s prior credit agreement dated February 8, 2005 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective January 29, 2010. The remaining obligations of Del Monte Corporation (“DMC”) and Del Monte Foods Company (“DMFC”) under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations under such facility.

The Prior Credit Facility consisted of a revolving credit facility which was scheduled to mature on February 8, 2011, a term A loan facility which was scheduled to mature on February 8, 2011, and a term B loan facility which was scheduled to mature on February 8,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

2012. The revolving credit facility included a letter of credit subfacility of $100.0. The interest rate spread for the revolving credit facility and the term A loan was adjusted periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar rate or 0.50% over the base rate. The interest rate spread for the term B loan was fixed at 1.50% over the Eurodollar rate or 0.50% over the base rate. To maintain availability of funds under the revolving credit facility, the Company paid a 0.375% commitment fee on the unused portion of the revolving credit facility.

The Senior Credit Facility consists of a $500.0 five-year revolving credit facility (the “Revolver”) and a $600.0 five-year term A loan facility (the “Term A Facility”). The Senior Credit Facility also provides that, under certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $500.0, subject to receipt of additional lending commitments for such loans. The Revolver includes a letter of credit subfacility of $150.0. On January 29, 2010, the Company borrowed $50.0 under the Revolver. The Company used the initial borrowing under Revolver, the proceeds from the Term A Facility, and other available cash to repay all outstanding borrowings under the Prior Credit Facility (consisting of $205.7 of term A loans and $636.4 of term B loans), to pay accrued interest with respect to such loans, and to fund the payment of certain fees and costs relating to the Senior Credit Facility.

Borrowings under the Revolver bear interest at an initial interest rate equal to, at the Company’s option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to loans outstanding under the Revolver may be adjusted periodically based on the Company’s total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin. Additionally, to maintain availability of funds under the Revolver, the Company pays an initial commitment fee of 0.50% on the unused portion of the Revolver. From and after the six-month anniversary of the Senior Credit Facility, the commitment fee percentage may be adjusted periodically based on the Company’s total debt ratio, as calculated pursuant to the Senior Credit Facility, with 0.50% being the maximum commitment fee percentage. The Revolver will mature, and the commitments thereunder will terminate, on January 30, 2015.

Borrowings under the Term A Facility bear interest at a rate equal to, at the Company’s option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to the Term A Facility may be adjusted periodically based on the Company’s total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin.

The Term A Facility requires amortization in the form of quarterly scheduled principal payments of $7.5 per fiscal quarter, with the first such payment scheduled for April 30, 2010 and the last such payment scheduled for October 24, 2014. The remaining balance of $457.5 is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility.

DMC is the borrower under the Senior Credit Facility. DMC’s obligations under the Senior Credit Facility are secured by a lien on substantially all of its assets. DMC’s obligations under the Senior Credit Facility are also guaranteed by DMFC. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

The Company recognized $20.9 of expense related to entering into the Senior Credit Facility and refinancing of the Prior Credit Facility, including $13.4 of expense relating to the discontinuation of hedge accounting for the Company’s three-year $400.0 interest rate swap. Of the total expense amount, $7.5 is included in interest expense and $13.4 is included in other expense in the Condensed Consolidated Statements of Income.

The Company borrowed $54.6 under its Revolver and the revolving credit facility under the Prior Credit Facility (together, the “Revolving Credit Facilities”) during the three months ended January 31, 2010. A total of $71.7 was repaid during the three months ended January 31, 2010. During the nine months ended January 31, 2010, the Company borrowed $190.0 from the Revolving Credit Facilities and repaid $151.4. As of January 31, 2010, the net availability under the Revolver, which also reflects $63.5 of outstanding letters of credit, was $397.9. The blended interest rate on the Revolver was approximately 5.0% on January 31, 2010.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Maturities

As of January 31, 2010, scheduled maturities of long-term debt are as follows:

Remainder of fiscal 2010	$7.5
Fiscal 2011	30.0
Fiscal 2012	30.0
Fiscal 2013	30.0
Fiscal 2014	30.0
Fiscal 2015	722.5
Thereafter	450.0

Restrictive and Financial Covenants

Agreements relating to the Company’s long-term debt, including the credit agreement governing its Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of DMC and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. In addition, the Senior Credit Facility and the indentures limit the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default and a “change of control” (as defined in the applicable indenture) may under certain conditions result in a requirement for the Company to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus interest. DMC, the primary obligor on the debt obligations, is a direct, wholly-owned subsidiary of DMFC. Certain of these covenants are also applicable to DMFC.

In addition, the Company is required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under its Senior Credit Facility. The Company believes that they are currently in compliance with all of its restrictive and financial covenants and were in compliance therewith as of January 31, 2010. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Senior Credit Facility.

If the Company is unable to comply with the covenants under the Senior Credit Facility or any of the indentures governing its senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of its indebtedness.

Note 8. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect interest expense on the Company’s floating-rate obligations as well as the cost of its raw materials and other inputs, respectively.

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

The Company manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. The swap is recorded as an asset or liability in the Company’s consolidated balance sheet at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses include in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness gains and losses are recorded as an adjustment to other expense.

As discussed in Note 7, on January 29, 2010 the Company entered into the Senior Credit Facility which replaces the Company’s Prior Credit Facility. In conjunction with the repayment of the Prior Credit Facility the interest rate swap was deemed ineffective due to the repayment of the underlying hedged liability. At January 31, 2010, the fair value of the Company’s interest rate swap was recorded as

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

a current liability of $13.4. During the three and nine months ended January 31, 2010, the $13.4 loss associated with the swap being deemed ineffective was reclassified from other comprehensive income (“OCI”) into earnings and is included in other expense in the Condensed Consolidated Statements of Income. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $21.1 at May 3, 2009.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts generally have a term of less than 18 months.

On January 31, 2010, the fair values of the Company’s commodities hedges were recorded as current assets of $2.7 and current liabilities of $4.0. The fair values of the Company’s commodities hedges were recorded as current assets of $1.9 and current liabilities of $17.0 at May 3, 2009.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as cost of products sold. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of January 31, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.4 and current liabilities of $0.4. As of May 3, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.6 and current liabilities of $1.0.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of January 31, 2010 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Accounts payable and accrued expenses	$13.4
Foreign currency exchange contracts	Prepaid expenses and other current assets	3.4	Accounts payable and accrued expenses	0.4
Commodity contracts	Prepaid expenses and other current assets	2.7	Accounts payable and accrued expenses	4.0

Total		$6.1		$17.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

The effect of derivative instruments recorded for the three months ended January 31, 2010 in the Condensed Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI (effective portion)	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$2.2	Interest expense	$(4.4)	Other income (expense)	$(13.4)
Foreign currency exchange contracts	0.3	Cost of products sold	0.3	Other income (expense)	0.2
Commodity contracts	(2.3)	Cost of products sold	(1.0)	Other income (expense)	(1.2)

Total	$0.2		$(5.1)		$(14.4)

The effect of derivative instruments recorded for the nine months ended January 31, 2010 in the Condensed Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI (effective portion)	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$4.7	Interest expense	$(12.5)	Other income (expense)	$(13.4)
Foreign currency exchange contracts	1.8	Cost of products sold	0.1	Other income (expense)	0.4
Commodity contracts	(1.2)	Cost of products sold	(10.2)	Other income (expense)	(3.0)

Total	$5.3		$(22.6)		$(16.0)

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

In the first quarter of fiscal 2009, the Company adopted the fair value provisions for financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted the fair value provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010. As of January 31, 2010, the Company did not have any significant nonfinancial assets or liabilities measured at fair value subsequent to their initial recognition.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at January 31, 2010
Description	Level 1	Level 2	Level 3
Assets
Commodity Contracts	$1.2	$1.5	$—
Foreign Currency Contracts	—	3.4	—

Total	$1.2	$4.9	$—

Liabilities
Commodity Contracts	$2.5	$1.5	$—
Foreign Currency Contracts	—	0.4	—
Interest Rate Swap	—	13.4	—

Total	$2.5	$15.3	$—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade, and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap and swaption contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or corroborated by observable market data available from the Energy Information Administration.

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of our senior subordinated notes are disclosed in Note 7.

In February 2007, the FASB issued a statement which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of January 31, 2010, the Company has not elected to adopt the fair value option for any financial instruments or other items.

Note 10. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009
Net income	$59.4	$60.5	$180.6	$100.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.4)	1.1	(6.4)	(1.8)
Income (loss) on cash flow hedging instruments, net of tax	9.7	(0.7)	20.4	(20.4)

Total other comprehensive income (loss)	1.3	0.4	14.0	(22.2)

Comprehensive income	$60.7	$60.9	$194.6	$78.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Note 11. Retirement Benefits

Defined Benefit Plans.

Del Monte sponsors a qualified defined benefit pension plan (during the three months ended January 31, 2010, the Company merged its three qualified defined benefit pension plans into a single plan) and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 12 of the 2009 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and nine months ended January 31, 2010 and January 25, 2009, respectively, are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009
Components of net periodic benefit cost
Service cost for benefits earned during the period	$2.8	$3.1	$0.4	$0.5	$8.2	$9.4	$1.2	$1.4
Interest cost on projected benefit obligation	6.6	6.3	2.1	2.0	20.0	18.8	6.4	6.2
Expected return on plan assets	(5.1)	(6.7)	—	—	(15.4)	(20.1)	—	—
Amortization of prior service cost/(credit)	0.3	0.3	(2.1)	(2.1)	0.7	0.8	(6.3)	(6.3)
Amortization of (gain)/loss	0.4	—	—	—	1.4	—	(0.1)	—
Curtailment loss	—	—	—	—	—	0.2	—	—

Net periodic benefit cost	$5.0	$3.0	$0.4	$0.4	$14.9	$9.1	$1.2	$1.3

As of January 31, 2010, the Company had made contributions to its defined benefit pension plan (including contributions made to the three plans prior to their merger) of $36.7 in fiscal 2010. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). While the Company has no required contributions during the remainder of fiscal 2010, the Company is evaluating whether it will make any additional contributions during the remainder of the fiscal year. The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. In addition to minimum funding levels, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company has made contributions in excess of its required minimum amounts during fiscal 2009 and the first nine months of fiscal 2010. As a result of this incremental funding combined with better than expected plan financial returns, the Company has achieved the specified plan funding thresholds for the 2007 through 2009 plan years. Due to uncertainties of future funding levels as well as plan financial returns, the Company cannot predict at this time whether it will continue to achieve specified plan funding thresholds or fully fund its plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plan.

Note 12. Income Taxes

As of January 31, 2010, the Company had $15.4 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized.

Note 13. Commitments and Contingencies

The discussion below is not intended to be a complete discussion of the Company’s commitments and contingencies. See Note 15 of the 2009 Annual Report for a description of the Company’s commitments and contingencies.

Lease Commitments

At January 31, 2010, the aggregate minimum rental payments required under non-cancelable operating leases were as follows:

Remainder of fiscal 2010	$14.7
Fiscal 2011	48.0
Fiscal 2012	42.4
Fiscal 2013	36.3
Fiscal 2014	30.2
Fiscal 2015	27.9
Thereafter	99.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

Legal Proceedings

As previously reported in the quarterly report on Form 10-Q for the period ended November 1, 2009, except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2009 Annual Report:

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

As the Company previously reported in the 2009 Annual Report, the Company is also party to litigation involving Fresh Del Monte Produce Inc. (“Fresh Del Monte”). The following provides additional information regarding this litigation:

On October 14, 2008, Fresh Del Monte filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and plans to vigorously defend itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and nine months ended January 31, 2010

(in millions, except share and per share data)

(unaudited)

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 25, 2009	January 31, 2010	January 25, 2009
Net Sales:
Consumer Products	$544.4	$509.3	$1,482.6	$1,384.7
Pet Products	468.8	433.0	1,303.2	1,184.8

Total Company	$1,013.2	$942.3	$2,785.8	$2,569.5

Operating Income:
Consumer Products	$69.3	$69.0	$173.9	$124.6
Pet Products	91.5	76.7	279.1	137.8
Corporate (a)	(22.4)	(12.2)	(53.1)	(36.1)

Total Company	138.4	133.5	399.9	226.3

Reconciliation to income from continuing operations before income taxes:
Interest expense	31.7	27.4	96.9	85.1
Other expense	15.5	7.9	18.2	18.8

Income from continuing operations before income taxes	$91.2	$98.2	$284.8	$122.4

(a)	Corporate represents expenses not directly attributable to reportable segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 3, 2009 (the “2009 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report and in Part II, “Item 1A. Risk Factors” of this quarterly report on Form 10-Q.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2009 contained 53 weeks. Fiscal 2010 will contain 52 weeks.

Key Performance Indicators

The following is a summary of some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 31, 2010	January 25, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,013.2	942.3	$70.9	7.5%	7.3%	0.2%
Cost of Products Sold	677.2	659.8	17.4	2.6%	5.6%	(3.0%)

Gross Profit	336.0	282.5	53.5	18.9%
Selling, General and Administrative Expense	197.6	149.0	48.6	32.6%

Operating Income	$138.4	$133.5	$4.9	3.7%

Gross Margin	33.2%	30.0%

Selling, General and Administrative Expense as a % of net sales	19.5%	15.8%

Operating Income Margin	13.7%	14.2%

	Nine Months Ended
	January 31, 2010	January 25, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$2,785.8	$2,569.5	$216.3	8.4%	3.3%	5.1%
Cost of Products Sold	1,880.7	1,893.1	(12.4)	(0.7%)	1.7%	(2.4%)

Gross Profit	905.1	676.4	228.7	33.8%
Selling, General and Administrative Expense	505.2	450.1	55.1	12.2%

Operating Income	$399.9	$226.3	$173.6	76.7%

Gross Margin	32.5%	26.3%

Selling, General and Administrative Expense as a % of net sales	18.1%	17.5%

Operating Income Margin	14.4%	8.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Executive Overview

Our third quarter results include net sales of $1,013.2 million, which represents growth of 7.5% over the third quarter of fiscal 2009. Increased volume in existing products in both the Consumer Products and Pet Products segments was the primary driver of the growth in net sales. New product volume growth as well as the impact of fiscal 2009 Pet Products pricing actions net of elasticity (the volume decline associated with price increases) also contributed to the growth in net sales. These increases were partially offset by increased trade spend which was focused on supporting our market share and volumes for the longer-term health of our business. We expect net sales in the fourth quarter of fiscal 2010 to be less than net sales in the fourth quarter of fiscal 2009 as the fourth quarter of fiscal 2010 contains one less week than the fourth quarter of fiscal 2009.

During the third quarter of fiscal 2010, we experienced lower overall costs as a percentage of sales as compared to the prior year quarter driven by productivity savings, lower transportation–related costs and lower Pet Products ingredient costs (particularly in commodities such as fats and grains). These cost decreases were partially offset by higher packaging and raw product costs. Gross margin increased by 320 basis points in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 primarily as a result of the fiscal 2009 Pet Products pricing actions, lower costs and favorable product mix. We have hedged approximately 90% of our hedgeable key commodities for fiscal 2010. These hedgeable key commodities represent approximately 15% of our cost of products sold. For the full year, we expect that the impact of our productivity savings will drive net cost decreases, with gross costs expected to be flat.

Our operating income for the three months ended January 31, 2010 was $138.4 million, which represented an increase of $4.9 million or 3.7% compared to the three months ended January 25, 2009. The increase in operating income was driven by the increased gross margin discussed above, partially offset by higher marketing costs in support of our growth strategy. We expect operating income in the fourth quarter of fiscal 2010 to be less than operating income in the fourth quarter of fiscal 2009 due primarily to significantly higher levels of marketing expense and the expected lower net sales discussed above. We expect marketing spending to increase approximately 55-65% in fiscal 2010 over fiscal 2009.

On January 29, 2010, we entered into a new senior credit facility which replaced our prior senior credit facility. In connection with this transaction, we recognized $20.9 million of expense, including $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap. Of the total expense amount, $7.5 million is included in interest expense and $13.4 million is included in other expense in our Condensed Consolidated Statements of Income. See “Liquidity and Capital Resources” for a description of this refinancing transaction and the closed notes offering and tender offer completed in the second quarter of fiscal 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, these estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements included in our 2009 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 31, 2010 and January 25, 2009 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $8.3 million and $4.4 million, respectively, both of which related to prior year activity. The nine month impact from these evaluations resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of approximately $8.5 million and $4.4 million for the nine months ended January 31, 2010 and January 25, 2009, respectively, which related to prior year activity.

Retirement Benefits

We sponsor a non-contributory defined benefit pension plan (“DB plan”), defined contribution plans, multi-employer plans and certain other unfunded retirement benefit plans for our eligible employees. The amount of DB plan benefits eligible retirees receive is based on their earnings and age. Retirees may also be eligible for medical, dental and life insurance benefits (“other benefits”) if they meet certain age and service requirements at retirement. Generally, other benefit costs are subject to plan maximums, such that the Company and retiree both share in the cost of these benefits.

Our Assumptions. We utilize independent third-party actuaries to assist us in calculating the expense and liabilities related to the DB plan benefits and other benefits. DB plan benefits or other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual DB plan benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

•	The discount rate used to determine projected benefit obligation and net periodic benefit cost (DB plan benefits and other benefits);

•	The expected long-term rate of return on assets (DB plan benefits);

•	The rate of increase in compensation levels (DB plan benefits); and

•	Other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. The assumptions, the plan assets and the plan obligations are used to measure our annual DB plan benefits expense and other benefits expense.

Since the DB plan benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the DB plan and for the other benefits. The discount rate used to determine DB plan and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine DB plan and other benefits expense for the following fiscal year. The long-term rate of return for DB plan’s assets is based on our historical experience, our DB plan’s investment guidelines and our expectations for long-term rates of return. Our DB plan’s investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

During the three and nine months ended January 31, 2010, we recognized expense for our qualified DB plan of $5.0 million and $14.9 million respectively, and other benefits expense of $0.4 million and $1.2 million, respectively. Our remaining fiscal 2010 pension expense for our qualified DB plan is currently estimated to be approximately $5.0 million and other benefits expense is currently estimated to be approximately $0.3 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands or goodwill during the three months ended January 31, 2010. During the nine months ended January 31, 2010, we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands. On November 2, 2010, we moved this brand (with a remaining book value of $8.0 million) from Non-Amortizing to Amortizing Brands. We did not recognize any impairment charges for our Amortizing Brands, goodwill or Non-Amortizing Brands during the three and nine months ended January 25, 2009. While we currently believe the fair value of all of our intangible assets exceeds carrying amount, different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as described by Del Monte Foods Company’s (“DMFC”) Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010 (with certain acceleration provisions). Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as described by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010, and fiscal 2011 (with certain acceleration provisions). Based on prior expectations, management had concluded that the achievement of these targets was improbable and reversed expense related to these grants in fiscal 2008 and discontinued recording future expense related to these grants. The first two tranches of the fiscal 2006 grant and the first tranche of the fiscal 2007 grant have been forfeited because the performance targets were not achieved. Based on our better than expected performance in the third quarter of fiscal 2010 and our current expectations for performance for fiscal 2010, management has concluded that the achievement of the targets related to the remaining tranches of the fiscal 2006 and fiscal 2007 grants is probable. As a result, in the third quarter of fiscal 2010, we recorded approximately $4.6 million of expense related to these grants representing the cumulative compensation cost through the third quarter of fiscal 2010.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended January 31, 2010 and January 25, 2009, we experienced no significant adjustments to our estimates. During the nine months ended January 31, 2010, we increased our estimate of retained-insurance liabilities related to prior year by approximately $3.4 million primarily as a result of the escalation in healthcare costs on open prior year claims. This increase was partially offset by a $1.1 million reduction in retained insurance liabilities related to prior years as a result of the early closure of a claim. During the nine months ended January 25, 2009, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $2.3 million primarily as a result of favorable claim history.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 31, 2010, compared to the results for the three and nine months ended January 25, 2009.

Net Sales

	Three Months Ended
	January 31, 2010	January 25, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$544.4	$509.3	$35.1	6.9%	10.0%	(3.1%)
Pet Products	468.8	433.0	35.8	8.3%	4.1%	4.2%

Total	$1,013.2	$942.3	$70.9	7.5%

	Nine Months Ended
	January 31, 2010	January 25, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Consumer Products	$1,482.6	$1,384.7	$97.9	7.1%	4.8%	2.3%
Pet Products	1,303.2	1,184.8	118.4	10.0%	1.6%	8.4%

Total	$2,785.8	$2,569.5	$216.3	8.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended January 31, 2010 were $1,013.2 million, an increase of $70.9 million or 7.5%, compared to $942.3 million for the three months ended January 25, 2009. Net sales for the nine months ended January 31, 2010 were $2,785.8 million, an increase of $216.3 million or 8.4%, compared to $2,569.5 million for the nine months ended January 25, 2009.

Net sales in our Consumer Products reportable segment were $544.4 million for the three months ended January 31, 2010, an increase of $35.1 million or 6.9% compared to the three months ended January 25, 2009. The increase in net sales was primarily driven by increased volume of certain existing products, primarily fruit and vegetables due to increased promotional activity in the current quarter as compared to the year-ago quarter. New product sales also contributed to the increase in net sales. These increases were partially offset by increased trade spend.

Net sales in our Consumer Products reportable segment were $1,482.6 million for the nine months ended January 31, 2010, an increase of $97.9 million or 7.1%, compared to the nine months ended January 25, 2009. The increase in net sales was primarily driven by increased volume of certain existing products, primarily vegetables and fruit relating to increased promotional activity in the current period as compared to the year-ago period. Additionally, growth in lower margin South American sales contributed to the growth of existing products. New product sales and net pricing (pricing, net of the volume decline associated with price increases, or elasticity) also contributed to the increase in net sales. These increases were partially offset by increased trade spend.

Net sales in our Pet Products reportable segment were $468.8 million for the three months ended January 31, 2010, an increase of $35.8 million or 8.3% compared to $433.0 million for the three months ended January 25, 2009. The increase was driven by increased volume of certain existing products, primarily dry dog food and pet snacks. The benefit of 2009 pricing actions resulted in increased net pricing (pricing, net of the volume decline associated with price increases, or elasticity). These increases were partially offset by increased trade spend.

Net sales in our Pet Products reportable segment were $1,303.2 million for the nine months ended January 31, 2010, an increase of $118.4 million or 10.0% compared to $1,184.8 million for the nine months ended January 25, 2009. The increase was driven by volume growth (excluding the impact of elasticity) in existing products, primarily pet snacks and dry dog food. The benefit of 2009 pricing actions resulted in increased net pricing (pricing, net of the volume decline associated with price increases, or elasticity). These increases were partially offset by increased trade spend.

Cost of products sold. Cost of products sold for the three months ended January 31, 2010 was $677.2 million, an increase of $17.4 million, or 2.6%, compared to $659.8 million for the three months ended January 25, 2009. This increase was primarily due to increased volumes partially offset by lower costs driven by productivity savings. Cost of products sold for the nine months ended January 31, 2010 was $1,880.7 million, a decrease of $12.4 million, or 0.7%, compared to $1,893.1 million for the nine months ended January 25, 2009. This decrease was primarily due to continued productivity savings, lower transportation-related costs and lower commodity costs, partially offset by higher volumes, as well as higher packaging and raw product costs.

Gross margin. Our gross margin percentage for the three months ended January 31, 2010 increased 3.2 points to 33.2%, compared to 30.0% for the three months ended January 25, 2009. Lower costs benefitted gross margin by 2.1 points. This increase was also impacted by a 0.9 margin point increase related to favorable product mix driven by pet snacks and vegetables and a 0.2 margin point increase due to pricing.

For the nine months ended January 31, 2010, our gross margin percentage increased 6.2 points to 32.5%, compared to 26.3% for the nine months ended January 25, 2009. Pricing benefitted gross margin by 3.6 points. This increase was also impacted by a 1.7 margin point increase related to the lower costs noted above and a 0.9 margin point increase due to favorable product mix driven by pet snacks and vegetables.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended January 31, 2010 was $197.6 million, an increase of $48.6 million or 32.6%, compared to SG&A of $149.0 million for the three months ended January 25, 2009. The increase in SG&A expense was primarily due to a $33.4 million increase in marketing costs reflecting increased investments behind products in the Pet Products segment and higher employee-related costs, including $4.6 million of expense related to performance shares discussed in “Critical Accounting Policies and Estimates” above.

For the nine months ended January 31, 2010, SG&A expense was $505.2 million, an increase of $55.1 million or 12.2%, compared to SG&A of $450.1 million for the nine months ended January 25, 2009. The increase in SG&A expense was primarily due to a $47.1 million increase in marketing costs and higher employee-related costs, including increased compensation cost recognized under our Annual Incentive Plan (“AIP”), increased pension expense and $4.6 million of expense related to performance shares discussed in “Critical Accounting Policies and Estimates” above, partially offset by lower transportation-related costs. While compensation cost recognized under our AIP for the nine months ended January 31, 2010 was higher than the nine months ended January 25, 2009, we expect compensation cost recognized under our AIP for the full fiscal year to be comparable to fiscal 2009.

Operating Income

	Three Months Ended
	January 31, 2010	January 25, 2009	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$69.3	$69.0	$0.3	0.4%
Pet Products	91.5	76.7	14.8	19.3%
Corporate (a)	(22.4)	(12.2)	(10.2)	(83.6%)

Total	$138.4	$133.5	$4.9	3.7%

	Nine Months Ended
	January 31, 2010	January 25, 2009	Change	% Change
	(in millions, except percentages)
Operating Income
Consumer Products	$173.9	$124.6	$49.3	39.6%
Pet Products	279.1	137.8	141.3	102.5%
Corporate (a)	(53.1)	(36.1)	(17.0)	(47.1%)

Total	$399.9	$226.3	$173.6	76.7%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended January 31, 2010 was $138.4 million, an increase of $4.9 million or 3.7%, compared to operating income of $133.5 million for the three months ended January 25, 2009. For the nine months ended January 31, 2010, operating income was $399.9 million, an increase of $173.6 million or 76.7%, compared to operating income of $226.3 million for the nine months ended January 25, 2009. We realized productivity savings of approximately $24.0 million and $61.0 million in the three and nine months ended January 31, 2010, respectively, and approximately $19.0 million and $48.0 million for the three and nine months ended January 25, 2009, respectively.

Our Consumer Products reportable segment operating income was essentially flat at $69.3 million for the three months ended January 31, 2010 compared to $69.0 million for the three months ended January 25, 2009 primarily due to higher volumes, largely offset by increased trade spend. For the nine months ended January 31, 2010, our Consumer Products reportable segment operating income increased by $49.3 million or 39.6%, to $173.9 million from $124.6 million for the nine months ended January 25, 2009. This increase was driven by net pricing and increased volume.

Our Pet Products reportable segment operating income increased by $14.8 million or 19.3%, to $91.5 million for the three months ended January 31, 2010 from $76.7 million for the three months ended January 25, 2009. This increase was driven by decreased costs, net pricing and higher volumes, partially offset by increased trade spend and increased marketing spending. For the nine months ended January 31, 2010, our Pet Products reportable segment operating income increased by $141.3 million or 102.5%, to $279.1 million from $137.8 million for the nine months ended January 25, 2009. This increase was driven by net pricing, decreased costs (primarily from productivity savings and lower pet ingredient and transportation costs), and higher volumes, partially offset by increased marketing costs.

Our corporate expenses increased by $10.2 million during the three months ended January 31, 2010 compared to the prior year period primarily due to higher employee-related costs, including $4.6 million of expense related to performance shares discussed in “Critical Accounting Policies and Estimates” above. Our corporate expenses increased by $17.0 million during the nine months ended January 31, 2010 compared to January 25, 2009 primarily due to higher employee-related costs, including $4.6 million of expense related to performance shares discussed in “Critical Accounting Policies and Estimates” above and increased compensation cost recognized under our Annual Incentive Plan.

Interest expense. Interest expense increased $4.3 million or 15.7%, to $31.7 million for the three months ended January 31, 2010 from $27.4 million for the three months ended January 25, 2009. Interest expense increased $11.8 million or 13.9%, to $96.9 million for the nine months ended January 31, 2010 from $85.1 million for the nine months ended January 25, 2009. These increases resulted from $7.5 million and $24.6 million in refinancing expense recognized in the three and nine months ended January 31, 2010, respectively, partially offset by lower debt levels and lower average interest rates.

Other expense. Other expense increased $7.6 million or 96.2%, to $15.5 million for the three months ended January 31, 2010 from $7.9 million for the three months ended January 25, 2009. This increase resulted primarily from $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap in connection with the refinancing of our senior credit facility, partially offset by lower mark-to-market adjustments for our hedging contracts. Other expense decreased $0.6 million or 2.7%, to $18.2 million for the nine months ended January 31, 2010 from $18.8 million for the nine months ended January 25, 2009. This decrease resulted primarily from lower mark-to-market adjustments for our hedging contracts, offset by $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap in connection with the refinancing of our senior credit facility.

Provision for Income Taxes. The effective tax rate for continuing operations for the three months ended January 31, 2010 was 37.3%, compared to 39.3% for the three months ended January 25, 2009. The decrease in the rate for the three month periods was primarily due to the accrual of additional state tax resulting from a proposed tax assessment in the third quarter of fiscal 2009. For the nine months ended January 31, 2010, the effective tax rate for continuing operations was 37.3%, compared to 35.5% for the nine months ended January 25, 2009. The change in the rates for the nine month periods was primarily due to the benefit recorded in the second quarter of fiscal 2009 relating to the retroactive extension of a tax credit for companies operating in American Samoa. Due to the sale of the StarKist Seafood business, we have not received any additional tax benefits from the tax law change since the second quarter of fiscal 2009.

Income (Loss) from Discontinued Operations. The income from discontinued operations of $2.2 million and $1.9 million, respectively, for the three and nine months ended January 31, 2010 is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008. See “Corporate Overview” above. The income from discontinued operations of $0.9 million for the three months ended January 25, 2009 is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008. The income from discontinued operations of $21.9 million for the nine months ended January 25, 2009 primarily results from a $29.9 million gain on the sale of our StarKist Seafood Business, which was sold in October 2008.

Recent developments in Venezuela

In January 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We will remeasure most income statement items of our Venezuelan subsidiary for fiscal 2010 and future periods at the rate at which we expect to remit dividends, which currently is 4.30. As a result of the devaluation, we recorded a foreign currency exchange loss of $1.6 million during the three months ended January 31, 2010. In addition, we recorded a foreign currency translation adjustment

(included in accumulated other comprehensive loss) during the three months ended January 31, 2010 as a result of the devaluation. Our Venezuelan subsidiary represents less than 1% of consolidated assets and less than 3% of consolidated net sales as of and for the nine months ended January 31, 2010.

Inflation in Venezuela has been at high levels over the past several years. We monitor the cumulative inflation rate using the blended Consumer Price Index and National Consumer Price Index. Based upon the three-year cumulative inflation rate, we will begin treating Venezuela as a highly inflationary economy effective with the beginning of the fourth quarter of fiscal 2010. Accordingly, the functional currency for our Venezuelan subsidiary will be the U.S. dollar and the impact of all future Venezuelan currency fluctuations will be recorded in earnings. We do not expect this change to highly inflationary accounting to have a significant impact on our operating results in fiscal 2010.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends and other general business purposes. We have also used cash for acquisitions, expenditures related to our transformation plan and share repurchases. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. We may from time to time consider other uses for our cash flow from operations and other sources of cash (including borrowings under our senior credit facility). Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or share repurchases. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver under our senior credit facility.

As of January 31, 2010, we had made contributions to our defined benefit pension plan (including contributions made to our three plans prior to their merger into a single plan in December 2009) of $36.7 million in fiscal 2010. As of January 25, 2009, we had made fiscal 2009 contributions of $23.0 million. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). While we have no required contributions during the remainder of fiscal 2010, we are evaluating whether we will make any additional contributions during the remainder of the fiscal year. The Act imposes certain consequences on our defined benefit pension plan if it does not meet the minimum funding levels. In addition to minimum funding levels, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We have made contributions in excess of our required minimum amounts during fiscal 2009 and the first nine months of fiscal 2010. As a result of this incremental funding combined with better than expected plan financial returns, we have achieved the specified plan funding thresholds for the 2007 through 2009 plan years. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict at this time whether we will continue to achieve specified plan funding thresholds or fully fund our plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plan. We continue to analyze the full impact of this law on our financial position, results of operations and cash flows. Refer to “Note 12. Retirement Benefits” to the consolidated financial statements in our 2009 Annual Report for information about our defined benefit pension plan.

We believe that cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	January 31, 2010	May 3, 2009
	(in millions)
Short-term borrowings:
Revolver	$38.6	$—
Other	4.3	2.3

	$42.9	$2.3

Long-term debt:
Term A Loan	$600.0	$218.5
Term B Loan	—	639.7

Total Term Loans	600.0	858.2

8 5/8% senior subordinated notes	—	450.0
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	—

	1,300.0	1,558.2

Less unamortized discount on the 7 1/2% senior subordinated notes	7.5	—
Less current portion	30.0	32.3

	$1,262.5	$1,525.9

New Notes

On October 1, 2009, we consummated a private placement offering of our senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7  1/2% (the “New Notes”). We used proceeds from the New Notes along with other available funds to fund a tender offer for our outstanding 8  5/8 % senior subordinated notes due 2012 (“Old Notes”). We purchased $440.5 million aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 million aggregate principal amount were not tendered and remained outstanding until December 16, 2009, when we redeemed them. During the three and nine months ended January 31, 2010, we recognized $0.5 million and $17.1 million, respectively, of expense related to the issuance of the New Notes and tender offer for the Old Notes, which is included in interest expense in our Condensed Consolidated Statement of Income.

New Senior Credit Facility

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our new senior credit facility and our senior subordinated note indentures, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

On January 29, 2010, we entered into a new five-year senior secured credit agreement with Bank of America, N.A., as administrative agent, and the other lender and agent parties thereto (with all related loan documents, and as amended from time to time, the “Senior Credit Facility”), replacing our prior credit agreement dated February 8, 2005 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective January 29, 2010. The remaining obligations of Del Monte Corporation (“DMC”) and Del Monte Foods Company (“DMFC”) under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations under such facility.

The Prior Credit Facility consisted of a revolving credit facility which was scheduled to mature on February 8, 2011, a term A loan facility which was scheduled to mature on February 8, 2011, and a term B loan facility which was scheduled to mature on February 8, 2012. The revolving credit facility included a letter of credit subfacility of $100.0 million. The interest rate spread for the revolving credit facility and the term A loan was adjusted periodically based on the total debt ratio and was a maximum of 1.50% over the Eurodollar rate or 0.50% over the base rate. The interest rate spread for the term B loan was fixed at 1.50% over the Eurodollar rate or 0.50% over the base rate. To maintain availability of funds under the revolving credit facility, we paid a 0.375% commitment fee on the unused portion of the revolving credit facility.

The Senior Credit Facility consists of a $500.0 million five-year revolving credit facility (the “Revolver”) and a $600.0 million five-year term A loan facility (the “Term A Facility”). The Senior Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $500.0 million, subject to receipt of additional lending commitments for such loans. The Revolver includes a letter of credit subfacility of $150.0 million. On January 29, 2010, we borrowed $50.0 million under the Revolver. We used the initial borrowing under Revolver, the proceeds from the Term A Facility, and other available cash to repay all outstanding borrowings under the Prior Credit Facility (consisting of $205.7 million of term A loans and $636.4 million of term B loans), to pay accrued interest with respect to such loans, and to fund the payment of certain fees and costs relating to the Senior Credit Facility.

DMC is the borrower under the Senior Credit Facility. DMC’s obligations under the Senior Credit Facility are secured by a lien on substantially all of its assets. DMC’s obligations under the Senior Credit Facility are also guaranteed by DMFC. The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC.

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

We recognized $20.9 million of expense related to entering into the Senior Credit Facility and refinancing the Prior Credit Facility, including $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap. Of the total expense amount, $7.5 million is included in interest expense and $13.4 million is included in other expense in our Condensed Consolidated Statements of Income.

We borrowed $54.6 million under our Revolver and the revolving credit facility under the Prior Credit Facility (together, the “Revolving Credit Facilities”) during the three months ended January 31, 2010. A total of $71.7 million was repaid during the three months ended January 31, 2010. During the nine months ended January 31, 2010, we borrowed $190.0 million from the Revolving Credit Facilities and repaid $151.4 million. As of January 31, 2010, the net availability under the Revolver, which also reflects $63.5 million of outstanding letters of credit, was $397.9 million. The blended interest rate on the Revolver was approximately 5.0% on January 31, 2010. During the three months ended January 31, 2010, we borrowed under the more expensive base rate option as we expected to repay the borrowings within thirty days, as opposed to the LIBOR option which requires borrowings for a fixed period of time.

Revolver. We use the Revolver, in part, to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the Revolver fluctuates significantly during the year.

Borrowings under the Revolver bear interest at an initial interest rate equal to, at our option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to loans outstanding under the Revolver may be adjusted periodically based on our total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin. Additionally, to maintain availability of funds under the Revolver, we pay an initial commitment fee of 0.50% on the unused portion of the Revolver. From and after the six-month anniversary of the Senior Credit Facility, the commitment fee percentage may be adjusted periodically based on our total debt ratio, as calculated pursuant to the Senior Credit Facility, with 0.50% being the maximum commitment fee percentage. The Revolver will mature, and the commitments thereunder will terminate, on January 30, 2015.

Term A Facility. We used the proceeds from our Term A Facility to refinance indebtedness under the Prior Credit Facility. Unlike amounts repaid under the Revolver, any amounts we repay under the Term A Facility may not be reborrowed.

Borrowings under the Term A Facility bear interest at a rate equal to, at our option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to the Term A Facility may be adjusted periodically based on our total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin.

The Term A Facility requires amortization in the form of quarterly scheduled principal payments of $7.5 million per fiscal quarter, with the first such payment scheduled for April 30, 2010 and the last such payment scheduled for October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility.

Maturities

If we had not purchased and redeemed the Old Notes, the Old Notes would have matured in fiscal 2013. The 7  1/2% Notes used to refinance the Old Notes mature in fiscal 2020. If not refinanced, the revolving credit facility and term A loan facility under the Prior Credit Facility would have had final maturities in fiscal 2011 and the term B loan facility under the Prior Credit Facility would have had final maturities in fiscal 2012. The Revolver and the Term A Facility under the Credit Facility have final maturities in fiscal 2015.

As of January 31, 2010, scheduled maturities of long-term debt are as follows (in millions):

Remainder of fiscal 2010	$7.5
Fiscal 2011	30.0
Fiscal 2012	30.0
Fiscal 2013	30.0
Fiscal 2014	30.0
Fiscal 2015	722.5
Thereafter	450.0

Restrictive and Financial Covenants

Our Senior Credit Facility and the indentures governing our senior subordinated notes contain restrictive covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our Senior Credit Facility also contains financial covenants.

Senior Credit Facility Covenants. The restrictive covenants in our Senior Credit Facility include covenants limiting DMC’s ability, and the ability of its subsidiaries, to incur or guarantee indebtedness, to incur liens, sell assets, including pursuant to sale-leaseback transactions (other than sales of inventory in the ordinary course of business), consummate asset sales, acquisitions or mergers, make loans and investments, enter into transactions with affiliates, pay dividends on or redeem or repurchase capital stock, prepay certain indebtedness, and agree to restrictions on subsidiary dividends and other payments. Certain covenants in the Senior Credit Facility apply to DMFC as well as DMC. The Senior Credit Facility also limits our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default.

The financial covenants in our Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities. Availability of borrowings under the Revolver under our Senior Credit Facility is subject to our financial and other covenants.

Senior Subordinated Note Indenture Covenants. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our Senior Credit Facility. The restrictive covenants in the indenture governing our
7  1/2% Notes are similar to the restrictive covenants in the indenture governing our 6  3/4% Notes.

The restrictive covenants in our senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. We have the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, we have not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in our senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) may under certain conditions result in a requirement for us to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require us to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness). Each indenture contains a provision pursuant to which certain of the restrictive covenants set forth therein will be suspended at any time that the applicable notes are rated “investment grade,” as defined in such indenture, if at such time no default or event of default has occurred and is continuing.

Effect of restrictive and financial covenants. The restrictive and financial covenants in our Senior Credit Facility and indentures described above may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest or the interest of our stockholders, such as acquisitions, future stock repurchases or dividends.

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of January 31, 2010. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at January 31, 2010:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term Debt	$1,300.0	$30.0	$60.0	$510.0	$700.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	298.7	51.3	81.9	59.5	106.0
Purchase Obligations (1)	1,038.1	521.3	257.9	176.2	82.7
Other Long-term Liabilities Reflected on the Balance Sheet (2)	236.6	—	51.1	43.8	141.7

Total Contractual Obligations	$2,873.4	$602.6	$450.9	$789.5	$1,030.4

(1)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at January 31, 2010, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of January 31, 2010. Aggregate future payments for our grower commitments are estimated based on January 31, 2010 pricing and fiscal 2010 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five years, that salaries remain at current levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2009, the most recent period for which annual incentive awards have been paid.
(2)	As of January 31, 2010, $8.8 million of unrecognized tax benefits were excluded from the table above as we are not able to reasonably estimate the timing of future cash flows related to this amount.

Cash Flows

During the nine months ended January 31, 2010, our cash and cash equivalents decreased by $124.8 million and during the nine months ended January 25, 2009, our cash and cash equivalents decreased by $13.2 million.

	Nine Months Ended
	January 31, 2010	January 25, 2009
	(in millions)
Net Cash Provided by (Used in) Operating Activities	$234.2	$(88.9)
Net Cash (Used in) Provided by Investing Activities	(65.6)	287.6
Net Cash Used in Financing Activities	(292.1)	(212.0)

Operating Activities. Cash provided by operating activities for the nine months ended January 31, 2010 was $234.2 million, compared to cash used in operating activities of $88.9 million for the nine months ended January 25, 2009. This change was primarily driven by higher earnings and lower inventory levels in the first nine months of fiscal 2010 primarily as a result of higher sales volumes. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 31, 2010 was $65.6 million compared to cash provided by investing activities of $287.6 million for the nine months ended January 25, 2009. Cash used in investing activities for the nine months ended January 31, 2010 consisted of capital expenditures. Cash provided by investing activities for the nine months ended January 25, 2009 consisted of proceeds from the sale of the StarKist Seafood Business, partially offset by capital spending. Capital spending for the nine months ended January 31, 2010 was $65.6 million compared to $55.5 million during the nine months ended January 25, 2009. Capital spending for the remainder of fiscal 2010 is expected to approximate $35 million to $45 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the nine months ended January 31, 2010 was $292.1 million compared to $212.0 million for the nine months ended January 25, 2009. During the first nine months of fiscal 2010, we borrowed a net of $41.8 million in short-term borrowings, compared to $136.8 million during the first nine months of fiscal 2009 as a result of incurring seasonal borrowings for operations. As described in our 2009 Annual Report, at the end of fiscal 2009 we elected to retain cash generated during the year rather than make voluntary debt prepayments. As a result, our seasonal borrowings were lower in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. In addition, during the nine months ended January 31, 2010, we received net proceeds from the issuance of the New Notes and Senior Credit Facility of $1,042.2 million, repaid $1,292.1 million of Old Notes and the Prior Credit Facility, made repayments of $16.2 million towards our outstanding term loan principal, and paid $43.6 million of costs related to the issuance of the New Notes and tender offer for the Old Notes and entering into the Senior Credit Facility. During the nine months ended January 25, 2009, we made repayments of $327.2 million towards our outstanding term loan principal which included $305.0 million from the divestiture of the StarKist Seafood Business. We also paid $27.7 million and $23.7 million in dividends during the nine months ended January 31, 2010 and January 25, 2009, respectively.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for us beginning in the first quarter of fiscal 2010. The amendments are effective February 2010. The adoption of this statement did not have an impact to our condensed consolidated financial statements.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC was adopted by us in the second quarter of fiscal 2010. The adoption of the ASC did not impact our consolidated financial statements.

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

During the nine months ended January 31, 2010, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

We manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On September 6, 2007, we entered into an interest rate swap, with a notional amount of $400.0 million, as the fixed rate payer. The swap has an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of our interest payment on our floating rate debt. The swap is recorded as an asset or liability in our consolidated balance sheet at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses include in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness gains and losses are recorded as an adjustment to other expense.

As discussed in “Note 7. Debt” of our condensed consolidated financial statements in this quarterly report on Form 10-Q, on January 29, 2010 we entered into the Senior Credit Facility which replaces our Prior Credit Facility. In conjunction with the repayment of the Prior Credit Facility, the interest rate swap was deemed ineffective due to the repayment of the underlying hedged liability. During the three and nine months ended January 31, 2010, the $13.4 million loss associated with the swap being deemed ineffective was reclassified from other comprehensive income (“OCI”) into earnings and is included in other expense.

The fair value of our interest rate swap was recorded as a current liability of $13.4 million at January 31, 2010. The fair value of our interest rate swap was recorded as a non-current liability of $21.1 million at May 3, 2009.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $3.5 million and $5.6 million for the nine months ended January 31, 2010 and January 25, 2009, respectively.

Commodities: We purchase certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”), in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. We use futures, swaps, options or swaptions contracts as deemed appropriate to reduce the effect of price fluctuations on anticipated purchases. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

On January 31, 2010, the fair values of our commodities hedges were recorded as current assets of $2.7 million and current liabilities of $4.0 million. On May 3, 2009, the fair values of our commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million.

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

	January 31, 2010	May 3, 2009
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$12.3	$6.6

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

The table below presents our foreign currency derivative contracts as of January 31, 2010 and May 3, 2009. All of the foreign currency derivative contracts held on January 31, 2010 are scheduled to mature prior to the end of fiscal 2011.

	January 31, 2010	May 3, 2009
	(in millions)
Contract Amount (Mexican pesos) ($ in millions)	$29.0	$37.5
Contract Amount ($CAD) (in millions)	14.8	12.9

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in currency exchange rates on our foreign currency hedges is as follows:

	January 31, 2010	May 3, 2009
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$3.0	$(0.4)
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(4.2)	(4.1)

ITEM 4.	CONTROLS AND PROCEDURES

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

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this quarterly report on Form 10-Q. This Part I, Item 4 of the quarterly report on Form 10-Q should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported in the quarterly report on Form 10-Q for the period ended November 1, 2009, except as set forth below, there have been no material developments in our legal proceedings since the legal proceedings reported in our 2009 Annual Report:

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

As we previously reported in the 2009 Annual Report, we are also party to litigation involving Fresh Del Monte Produce Inc. (“Fresh Del Monte”). The following provides additional information regarding this litigation:

On October 14, 2008, Fresh Del Monte filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and plan to vigorously defend ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings;

•	shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	our ability to implement productivity initiatives to control or reduce costs;

•	our debt levels and ability to service or reduce our debt and comply with covenants;

•	disruptions in the financial markets;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

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

•

our ability to maintain or grow revenues or reduce overhead costs, particularly in connection with any termination of the Operating Services Agreement, dated as of October 6, 2008, between Del Monte Corporation and Starkist Co;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
10.1	Credit Agreement, dated as of January 29, 2010, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, and certain lender and agent parties thereto (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K as filed on February 2, 2010 (the “February 2, 2010 8-K”))

10.2	Security Agreement, dated as of January 29, 2010, among Del Monte Corporation, Del Monte Foods Company and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the February 2, 2010 8-K)

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished Pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	filed herewith
^	furnished herewith

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Dated: March 10, 2010