Form 10-K
period 2010-05-02
DEL MONTE FOODS CO
filed 2010-06-29
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on October 30, 2009 was $2,130,261,228 based on the number of shares held by non-affiliates of the registrant and the reported last sale price of common stock on October 30, 2009 ($10.80), which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.

The number of shares outstanding of Common Stock, par value $0.01, as of close of business on June 24, 2010 was 199,731,660.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

DEL MONTE FOODS COMPANY

For the Fiscal Year Ended May 2, 2010

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

Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statement. The forward-looking statements contained in this annual report on Form 10-K include statements related to our industry, our categories and our future financial operating results or related matters including: expected cost environment; consumer behavior; expected environmental liabilities and compliance spending; expected pricing actions (including the absence thereof); our Accelerated Growth Plan and related expected actions, outcomes and opportunities; our expected productivity savings; expected marketing spending; expected innovation; expected net sales growth and drivers thereof; expected gross margins; expected selling, general and administrative expenses; expected interest expense; expected pension and other benefits expense and funding; expected tax rates; expected capital expenditures; expected liquidity and cash flows; expected use of cash; expected payment of dividends; and statements relating to our long-term potential.

Factors that could cause actual results to differ materially from those described in this annual report on Form 10-K include, among others: competition, including pricing and promotional spending levels by competitors; our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings; shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns; our ability to implement productivity initiatives to control or reduce costs; cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals; logistics and other transportation-related costs; sufficiency and effectiveness of marketing and trade promotion programs; our ability to launch new products and anticipate changing pet and consumer preferences; performance of our pet products business and packaged produce sales; our debt levels and ability to service our debt and comply with covenants; the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us; product distribution; the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer; industry trends, including changes in buying, inventory and other business practices by customers; hedging practices and the financial health of the counterparties to our hedging programs; currency and interest rate fluctuations; changes in, or the failure or inability to comply with U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations or duties; impairments in the book value of goodwill or other intangible assets; strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation; adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations; contaminated ingredients; allegations that our products cause injury or illness, product recalls and product liability claims and other litigation; reliance on certain third parties, including co-packers, our broker, and third-party distribution centers or managers; any disruption to our manufacturing or supply chain, particularly any disruption in or shortage of seasonal pack; pension costs and funding requirements; risks associated with foreign operations; protecting our intellectual property rights or intellectual property infringement or violation claims; failure of information technology systems; transformative plans; general economic and business conditions; and other factors. See also “Item 1A. Risk Factors.”

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

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2011” means Del Monte’s fiscal year ending May 1, 2011; “fiscal 2010” means Del Monte’s fiscal year ending May 2, 2010; “fiscal 2009” means Del Monte’s fiscal year ending May 3, 2009; “fiscal 2008” means Del Monte’s fiscal year ended April 27, 2008, “fiscal 2007” means Del Monte’s fiscal year ended April 29, 2007; and “fiscal 2006” means Del Monte’s fiscal year ended April 30, 2006.

Market Data

Unless otherwise indicated, all statements presented in this annual report on Form 10-K regarding Del Monte’s brands and market share are Del Monte all-outlet estimates of equivalent case volume for pet food and consumer markets while dollars are used for pet snacks, which we believe is a more appropriate measure for that business. These estimates are based on Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Walmart, club stores, dollar stores, and pet specialty stores). Additionally, beginning in fiscal 2010, these market share estimates reflect refined estimation methods as well as additional actual data that was not previously available. Nielsen is an independent market research firm and makes its data available to the public at prescribed rates. We have not independently verified information obtained from Nielsen. The data for pet products includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks, and cat treat categories. References to processed fruit, vegetables and tomato products do not include frozen products. Market share data for processed vegetables and tomato products include only those categories in which Del Monte competes. Additionally, market share data for the processed tomato category excludes ketchup, spaghetti sauce and pizza sauce. The data for processed fruit includes major fruit, single-serve and packaged produce categories in which Del Monte competes, includes specialty and pineapple categories and excludes applesauce. The data for broth products includes the total broth category. References to fiscal 2010 market share refer to the 52-week period ended May 1, 2010. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels (which include grocery, Walmart, club stores, dollar stores, and pet specialty stores).

Trademarks

Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry-Outs, Snausages, Alley Cat, Meaty Bone, Pounce, Jerky Treats, Del Monte, Contadina, S&W, College Inn, SunFresh, Fruit Cup, Fruit Naturals and Orchard Select, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, generating $3.7 billion in net sales in fiscal 2010. Our pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry-Outs and other brand names and our leading food brands include Del Monte, Contadina, S&W, College Inn and other brand names. We also produce and distribute private label pet products and food products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At May 2, 2010, our principal facilities consist of 17 production facilities and 10 distribution centers in the United States, as well as two production facilities in Mexico and one production facility in Venezuela. Through strategic acquisitions, we have expanded our product offerings; further penetrated grocery chains, club stores, supercenters and mass merchandisers; improved market share; and leveraged our manufacturing capabilities.

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

In fiscal 2004, we sold the IVD, Medi-Cal and Techni-Cal brands we acquired from Heinz. In fiscal 2005, we acquired fruit packing operations, located in Mexico, and related assets.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to Del Monte Foods Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on October 9, 2009. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by Del Monte Foods Company.

The Industry

Overall. The United States consumer packaged goods industry is generally characterized by relatively stable growth, based on modest price and population increases. Companies are facing challenges due to the current competitive promotional environment and the reduced capability to price to cover costs and maintain margins, as well as the need to differentiate their products through innovation to drive growth. We believe that the long-term fundamentals for the overall consumer packaged goods industry are favorable, particularly for branded manufacturers with an ability to innovate based on consumer insights through strong, well-known brands, to effectively price and to successfully manage relationships with customers who are industry leaders. While overall consumption growth is expected to be stable, we believe that certain categories that best meet consumer needs, such as pet snacks, dry pet foods and packaged produce, offer opportunities for higher margins and/or higher growth.

Our categories are affected by consumer behavioral changes in shopping and consumption, which may be impacted by economic conditions. We believe both the pet and consumer categories reflected the current challenging economic environment with an increased focus on value-oriented products. Over recent years, we have seen consumers migrate away from the grocery channel to value channels as well as shift toward mainstream brands. As a result, discounters, clubs and outlets have grown; private label has grown; and, we believe, even affluent consumers are becoming value shoppers.

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

Consumer packaged goods producers have been impacted by two key trends affecting their retail customers: cost pressures and competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters and mass merchandisers, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies.

The market share data presented below are estimates based on Nielsen Grocery Scanner and Nielsen Household Panel data and include all retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). Overall, the retail grocery channel has seen a shift in sales away from traditional grocery channels towards club stores, supercenters, mass merchandisers, dollar stores and pet specialty stores in recent years. References to trends for the categories in which we compete are based on internal estimates calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all retail channels.

Pet Products. Our Pet Products participate in a market of approximately $18 billion of retail sales annually. This market experienced an increase of approximately 6% from fiscal 2009 to fiscal 2010. The categories in which we compete are dry and wet dog food, dry and wet cat food, dog snacks and cat snacks. We believe that growth in these categories will continue to be fueled by higher spending due to the growing importance of pets as part of the family, increased rates of value-added new pet product entries, and pricing. Over half of all American households own a dog or a cat. In fiscal 2010, private label products accounted for 12.2% of the total market share in the Pet Products market in which we compete, with the rest of the market divided primarily among a small number of large, multi-national manufacturers.

Consumer Products. Our Consumer Products participate in a market of approximately $7 billion of retail sales annually. The fruit category we compete in was essentially flat in fiscal 2010 as compared to fiscal 2009. The vegetable category in which we compete increased by approximately 3%. The tomato category in which we compete grew approximately 9%. Broth category sales are up approximately 5%. In each case, these increases were driven primarily by pricing. Our vegetable, tomato and broth categories also benefitted from the trend to more in-home meal preparation. Branded food manufacturers typically establish pricing and lead innovation in the processed food categories in which our products compete. Private label products as a group represented 32.1%, 45.7% and 41.2% of processed fruit, vegetable and tomato sales, respectively, in fiscal 2010.

Reportable Segments

We have the following reportable segments:

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

For financial information by segment, refer to “Note 15. Segment Information” of our consolidated financial statements in this annual report on Form 10-K.

Company Products

Pet Products. Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives and Pup-Peroni, as well as private label products. We compete in the dry and wet dog food categories, with market shares of 7.3% and 6.7% in fiscal 2010, respectively; the dry and wet cat food categories, with market shares of 20.4% and 14.4%, respectively; and the dog snack category (excluding rawhide), with a market share of 31.1%, in fiscal 2010. We also compete in the cat treats category, with a market share of 8.8% in fiscal 2010.

The products in the pet foods categories are primarily marketed under nationally recognized brands. Meow Mix cat food is associated by consumers with ingredient driven indulgence that “cats ask for by name” and 9Lives cat food is associated by consumers with the widely recognizable icon Morris the cat. Kibbles ‘n Bits dog food is comprised of crunchy, moist and meaty pieces. In fiscal 2010, we continued to invest in marketing behind our core brands. This marketing investment related primarily to Milk-Bone dog snacks, Kibbles ‘n Bits dog food, Meow Mix cat food and Pup-Peroni dog snacks.

Our pet snacks portfolio includes strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snack product portfolio, including brands such as Milk-Bone and Pup-Peroni. Milk-Bone dog snacks include biscuits, which are differentiated on the basis of premium ingredients and the brand’s longstanding health and wellness positioning, and soft and chewy snacks. Pup-Peroni dog snacks are soft and chewy snacks. Our pet snacks businesses also include the well-established brands Canine Carry-Outs, Snausages, Meaty Bone, Pounce and Jerky Treats.

We compete in the pet food and pet snacks categories primarily based on brand recognition, taste, nutrition, variety and value. We face competition from branded pet food and pet snack products manufactured by companies such as Nestle-Purina, Mars, Colgate and Procter & Gamble. In addition, we face competition from private label pet food and pet snack products manufactured by companies such as Menu Foods, Simmons and Mars.

Consumer Products. In our Consumer Products operating segment, we sell products under the Del Monte, Contadina, S&W and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed fruit, vegetables and tomatoes in the United States, with market shares of 31.0%, 27.5% and 14.9% in fiscal 2010, respectively. Our fruit, vegetable and tomato products are in mature categories, characterized by high household penetration. Our fruit category includes packaged produce products which are currently experiencing higher growth. Due to our strong brand awareness and our value-added products, we are able to price our fruit, vegetable and tomato products at a premium compared to private label products. College Inn broth products accounted for 12.7% of the total broth category in fiscal 2010 and was the second largest branded broth product in the U.S. It had 36.1% market share in its core markets in the northeastern United States, which made up 82.1% of its total case volume. Our fruit, vegetable, tomato and broth products compete primarily on the basis of brand recognition, taste, variety, convenience and value. In fiscal 2010, we continued our new product innovations with the launches of Del Monte No Sugar Added fruit cups and Del Monte Ready to Blend Smoothies. Our competitors include branded and private label fruit, vegetable, tomato and broth processors. Our primary competitors include Dole, Seneca Foods and Pacific Coast Producers in the fruit category; General Mills and Seneca Foods in the vegetable category; Con Agra, Heinz and Unilever in the tomato category; and Campbell Soup and smaller regional brands in the broth category. In fiscal 2010, we launched the “Value Without Sacrifice” national ad campaign to support our Del Monte brand.

Sales and Marketing

We use a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales. Our sales of pet products in Canada and our College Inn foodservice sales in the United States are performed by Heinz through agency agreements. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a flat fee for this retail coverage.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands, and we have increased our marketing investment to a competitive level. Our marketing function oversees new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target customers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

Foreign Sales and Operations

Revenues from Foreign Countries

The following table sets forth domestic and foreign sales:

	Fiscal Year
	2010	2009	2008
	(in millions, except percentages)
Net Sales:
United States	$3,514.2	$3,420.0	$2,997.9
Foreign	225.6	206.9	181.9

Total net sales	$3,739.8	$3,626.9	$3,179.8

As a Percentage of Net Sales:
United States	94.0%	94.3%	94.3%
Foreign	6.0%	5.7%	5.7%

Total	100.0%	100.0%	100.0%

Our foreign sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations.

Foreign Operations

We have subsidiaries located in Canada, Mexico, Venezuela, Colombia, Ecuador and Peru. We operate a food processing plant in Venezuela. To supply sales of products in the South American market, we purchase raw product, primarily vegetables, from approximately 17 growers in Venezuela. In addition we purchase tomato paste, frozen vegetables and fruit pulps from six suppliers in Chile and dried beans from two suppliers in the United States. In addition to our production facility in Venezuela, we also use six co-packers located in Chile, the Philippines and Belgium.

We operate two fruit processing plants in Mexico, and we buy citrus fruits from about 350 growers throughout Mexico, additional grapefruit from two suppliers in Texas and mangoes from approximately 25 growers in Mexico. Products produced in Mexico are sold primarily in the United States. See “Item 1A. Risk Factors—Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.”

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $29.1 million, or 4.4% of our total net fixed assets located in foreign countries at the end of fiscal 2010.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong relationships over the long term with the majority of significant participants in the retail grocery trade.

On a consolidated basis, sales to one customer, Walmart, represented approximately 35% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Walmart, which includes Walmart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Walmart representing in excess of 20% of list sales in each of our segments. In addition, our top 10 customers represented approximately 63% of our list sales for fiscal 2010.

Our sales teams work with our customers to promote the resale of our products in their stores. These efforts include working with customers in the areas of merchandising, product assortment and distribution and shelving. Our customers provide us with purchase orders as they desire product and we fill these orders based on generally standard terms of sale. Where we provide private label products for our customers, we typically supply those customers on a purchase order basis as well. These purchase orders could be on a stand-alone basis, or issued under a master agreement that sets forth matters such as payment and delivery terms. Our arrangements with our largest customer, Walmart, operate in generally the same fashion as those with our other customers and on overall similar terms.

Supply

The cost of raw materials may fluctuate due to demand, weather conditions, governmental regulations, crop yields, economic climate, seasonal factors, exchange rates or other circumstances. Raw materials reflect only a portion of our cost of goods sold. See “Item 1A. Risk Factors—The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.” and “—Adverse weather conditions (caused by climate change or otherwise), natural disasters, pestilences and other natural conditions can affect crops and other inputs, which can adversely affect our operations and our results of operations.”

Pet Products

We purchase certain commodities such as soybean meal, corn and wheat. For these commodities, we maintain a hedging program designed to limit the volatility of our cost of products sold due to price fluctuations. Coverage of these hedges may range up to 24 months of projected production requirements. See “Item 1A. Risk Factors—If our assessments and assumptions about commodity prices, as well as ingredient and other prices and interest and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in the values of our commodity and other derivatives will impact our earnings.” We generally purchase meat, meat by-products (including fats and oils), vitamins/flavorings, flour and other ingredients through supply agreements or on the open market.

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Consumer Products operating segment, each year, we buy over 1.3 million tons of fresh fruit, vegetables and tomatoes from individual growers, farmers and cooperatives located primarily in the United States. Our fruit supply contracts range from one to ten years. Fruit prices are generally negotiated with grower associations annually. We purchase raw material from over 550 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Vegetable prices are negotiated annually. We purchase raw product from nearly 600 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. We purchase raw tomatoes from approximately 20 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Tomato prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including sugar and sweeteners, spices, proteins, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land.

Cans and Ends

We have long-term supply agreements with two suppliers covering the purchase of metal cans and ends. Our agreement with Impress Holdings, B.V. (“Impress”) was amended and restated January 23, 2008 and, as described in “Note 3. Discontinued Operations” of our consolidated financial statements in this annual report on Form 10-K, this agreement was bifurcated in connection with the sale of the StarKist Seafood Business in October 2008. Currently, our agreement grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. The minimum commitment under this agreement for fiscal 2011 is approximately $19.1 million. The Impress agreement expires December 31, 2015. Our agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for our fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable and tomato products from Silgan. As of May 2, 2010, we have committed to make purchases of approximately $40.6 million in fiscal 2011. The Silgan agreement expires December 31, 2011. Pricing under the Impress agreement and the Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

Pet Products. At the end of fiscal 2010, our pet products were primarily manufactured in five of our production facilities, located in the U.S. We also use nine co-packers and eight re-packers located within the U.S., American Samoa and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, produces a variety of dry dog and cat products and the majority of our canned pet product requirements. In Lawrence, KS, we pack the majority of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces the majority of our soft and chewy pet snacks in a wide range of packages. In addition, our Topeka factory produces a wide variety of dry dog and cat products. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food facilities supply pet products for both the U.S. and Canadian markets. We also have a co-pack agreement to source all of our Pup-Peroni pet snacks from one co-packer located in Utah.

Consumer Products. We operate 15 production facilities for our Consumer Products reportable segment in the United States, Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. Our fruit plants are located in California and Washington, most of our vegetable plants are located in the Midwest and our tomato plants are located in California and Indiana. A significant portion of our Consumer Products operating segment has a seasonal production cycle that generally runs between the months of June and October. Most of our seasonal plants operate at or close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while some of our fruit and tomato products and our College Inn broth products are produced throughout the year.

Our Consumer Products operating segment uses 17 co-packers and four re-packers, located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges, asparagus, and certain other products. We have a supply agreement to source the majority of our pineapple requirements from Del Monte Philippines, Inc., an unaffiliated company. We also periodically use co-packers to supplement supplies of certain fruit, vegetable and tomato products.

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

Research and Development

Our research and development organization provides product, packaging and process development. In fiscal 2010, 2009 and 2008, research and development expenditures were $26.8 million, $23.7 million and $23.7 million, respectively. We operate a research and development facility in Terminal Island, CA where we develop new products and product line extensions and research existing products related to pet food and pet snacks. We also maintain a research and development facility in Walnut Creek, CA, where we develop new products and product line extensions and conduct research in a number of areas related to our fruit, vegetable and tomato products, including packaging, pest management, food science, environmental and engineering. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food products, including:

•	Pet Products: Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry-Outs, Snausages, Alley Cat, Meaty Bone, Pounce and Jerky Treats.

•	Consumer Products: Del Monte, Contadina, S&W, College Inn, SunFresh, Fruit Cup, Fruit Natural and Orchard Select.

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

We have granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our Senior Credit Facility, and to our licensees, to secure certain obligations of Del Monte under the license agreements.

As of May 2, 2010, we owned 28 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2010 and 2027 and cannot be renewed. Our patents are generally not material to our business.

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

Governmental Regulation; Environmental Compliance and Sustainability

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

As a result of our agricultural, food processing and packaging activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have programs across our international business operations designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•

We have conducted groundwater remediation at our Stockton, CA property associated with petroleum hydrocarbon contamination that resulted from the operations of a prior owner of the property. We believe we have completed remediation and are awaiting approval from the Regional Water Quality Control Board.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $4.2 million in fiscal 2011 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2011 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.”

In addition to our environmental compliance efforts, we are engaged in a variety of sustainability activities, including initiatives designed to reduce our use of energy and resources and to reduce our waste. Sustainability is also an area of interest for certain of our customers and consumers and, particularly in light of concerns regarding climate change, may become an area of increased focus. Additionally, sustainability and environmental matters are areas of increased legislative focus. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risk,” “—Adverse weather conditions (caused by climate change or otherwise), natural disasters, pestilences and other natural conditions can affect crops and other inputs, which can adversely affect our operations and our results of operations” and “—The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.”

Seasonality; Working Capital

Our historical net sales generally have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter. We have experienced increased sales of our fruit, vegetable, tomato and broth products during the back-to-school and holiday periods in the United States, extending from September through December, as well as during periods associated with the Easter holiday. We have also experienced increases in pet snacks sales during the year-end holiday period. We typically schedule promotional events to coincide with these periods of increased product consumption.

We typically use cash from operations in addition to our revolver to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, the majority of our cash flow is generated in our third and fourth quarters as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also typically has an effect, but to a lesser extent, upon our results of operations. Pet products and broth are produced throughout the year.

Employees

As of May 2, 2010, we employed approximately 5,300 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during our fruit, vegetable and tomato pack season, typically June through October, adding approximately 9,400 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of May 2, 2010, we had 18 collective bargaining agreements with 15 union locals covering approximately 77% of our hourly full-time and seasonal employees. Of these employees, approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2011 and approximately 24% are covered under collective bargaining agreements scheduled to expire in fiscal 2012. These agreements are subject to negotiation and renewal. Failure to renew any of these collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

Executive Officers of the Registrant

The following table sets forth the name, age and positions, as of June 24, 2010, of individuals who are current executive officers of DMFC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMFC. These individuals hold the same positions with DMC. Executive officers serve at the discretion of DMFC’s Board of Directors. Additionally, executive officers may be elected to DMFC’s Board. Mr. Wolford currently serves as the Chairman of the DMFC Board of Directors.

Name	Age	Positions
Richard G. Wolford	65	Chairman of the Board, President and Chief Executive Officer; Director
Nils Lommerin	45	Chief Operating Officer
David L. Meyers	64	Executive Vice President, Administration and Chief Financial Officer
David W. Allen	49	Executive Vice President, Operations
Larry E. Bodner	47	Executive Vice President, Finance
Timothy A. Cole	53	Executive Vice President, Sales
Marc L. Brown	50	Senior Vice President, Corporate Service Center and Chief Information Officer
Richard L. French	53	Senior Vice President, Treasurer, Chief Accounting Officer and Controller
Richard W. Muto	59	Senior Vice President and Chief Human Resources Officer
William D. Pearce	47	Senior Vice President, Chief Marketing Officer
James G. Potter	52	Senior Vice President, General Counsel and Secretary

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

David W. Allen, Executive Vice President, Operations. Mr. Allen was appointed to his current position in April 2010. Mr. Allen was Senior Vice President, Operations and Supply Chain from June 2006 to April 2010, having served previously as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S. Foodservice, a division of Royal Ahold, from 2004 to 2005 and Chief Executive Officer of WorldChain, Inc., a supply chain services company, from 2001 to 2004. He served as Vice President, Worldwide Operations of Dell Inc. from 1999 to 2000. From 1991 to 1999, Mr. Allen held a variety of positions at Frito-Lay North America, a division of PepsiCo, Inc., most recently as its Senior Vice President, Operations. Mr. Allen also serves on the board of directors of American Italian Pasta Company.

Larry E. Bodner, Executive Vice President, Finance. Mr. Bodner joined Del Monte in July 2003 and was appointed to his current position in April 2010. Mr. Bodner was Senior Vice President, Finance and Investor Relations from October 2007 to April 2010; Vice President, Finance and Investor Relations from July 2006 to October 2007; and Vice President, Internal Reporting and Financial Analysis from July 2003 to July 2006. Prior to joining Del Monte, he was Chief Operating Officer of Market Compass from May 2001 to July 2003 and Chief Operating Officer/ Chief Financial Officer of SelfCare from 1998 to 2001. From 1995 to 1997, Mr. Bodner held a variety of senior financial positions with The Walt Disney Company. From 1986 to 1994, Mr. Bodner held a variety of finance positions with The Procter & Gamble Company.

Timothy A. Cole, Executive Vice President, Sales. Mr. Cole joined Del Monte in September 2004. From 1979 to September 2004, Mr. Cole held a variety of positions with The Quaker Oats Company, now a unit of PepsiCo, Inc., where he became Vice President of National Accounts for the United States.

Marc L. Brown, Senior Vice President, Corporate Service Center and Chief Information Officer. Mr. Brown joined Del Monte in December 2002 and was appointed Senior Vice President, Corporate Service Center and Chief Information Officer in May 2008. Mr. Brown was Vice President, Chief Information Officer from May 2004 to May 2008 and Vice President, Information Technology from April 2003 to May 2004, and Mr. Brown served as Vice President, Information Systems from

December 2002 to April 2003. From August 1996 to December 2002, he held a variety of information technology positions with the Heinz North America and Heinz Frozen Foods divisions of the H.J. Heinz Company. Prior to August 1996, Mr. Brown was with Andersen Consulting.

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

The pet product and food product categories in which we participate are highly competitive and, if we are not able to compete effectively, our results of operations could be adversely affected.

The pet product and food product categories in which we participate are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily on quality, breadth of product line, brand awareness, price, taste, nutrition, variety, packaging and value-added customer services such as inventory management services. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products that are generally sold at lower prices, imports, other national and regional brands and fresh and frozen alternatives. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We cannot assure you that we can compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

Our success depends in part upon our ability to persuade consumers to purchase our branded products versus lower-priced branded and private-label offerings. During economic downturns, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, which may adversely affect our results of operations.

Our branded products generally command a price premium as compared to the prices of the private-label products with which they compete. Additionally, our branded products in our Consumer Products segment generally command a price premium as compared to the prices of the branded products with which they compete. The current premium for our products may limit our ability to effectively implement price increases. Additionally, these price premiums may increase in the future, particularly if we implement price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs, the continuing strength of our brands and general economic conditions. During periods of challenging economic conditions, consumers may be less willing or able to pay a price differential for our branded products, notwithstanding our marketing programs or the strength of our brands, and may shift purchases away from our branded products to lower-priced offerings or forgo purchases of our products altogether. If the price premium for our branded products exceeds the amount consumers are willing to pay, whether due to economic conditions or otherwise, our sales would suffer and our revenues and results of operations could be adversely affected. In addition, during periods of challenging economic conditions, consumers may also migrate to higher-value, larger-sized packages of our branded products (which tend to have lower margins than our smaller-sized offerings), which could also have an adverse effect on our results of operations.

If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.

We rely in part on price increases to neutralize cost increases and improve the profitability of our business. We have implemented significant price increases for our products in recent years. For example, in fiscal 2009, price increases to address inflationary pressures accounted for a 12.4% increase in sales while volume and mix made up the other 1.7% increase in sales. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, aggregate industry supply, category limitations, market demand and economic conditions, including inflationary pressures. Because of the current economic environment, our ability to increase the prices of our products may be particularly constrained in the near term. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we are unable to maintain or increase prices for our products (or must increase promotional activity), our results of operations could be adversely affected. Additionally, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our results of operations could be adversely affected.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient, commodity and raw product costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. For example, in fiscal 2008, we realigned the manufacture of certain of our dry pet food products, enabling us to reduce the number of miles we had to ship such products, which in turn improved our cost structure. Such initiatives are important to our success. If in the future we are not able to identify and complete additional initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our results of operations could be adversely affected.

The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities, ingredients and other raw materials that we use include energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals. Prices for these and other items we use may be volatile and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity, ingredient and other raw material price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse affect on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both raw materials and finished product and natural gas prices also affect our production costs. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities, ingredients and other raw materials, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our results of operations.

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

We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this annual report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient promotional and marketing investments with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. For example, in fiscal 2010, our marketing expense was $216.8 million, an increase of 54.2% over fiscal 2009. Additionally, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our promotional programs. The sufficiency and effectiveness of our marketing and trade promotion practices is important to our ability to retain or improve our market share or margins. If our marketing and trade promotion programs are not successful or if we fail to implement sufficient and effective marketing and promotional programs, our business, results of operations and financial condition may be adversely affected.

We may be unable to successfully introduce new products, reposition existing products or anticipate changes in pet or consumer preferences, which could adversely affect our results of operations.

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products, reposition existing products, and anticipate and offer products that appeal to the changing tastes, dietary habits and trends and product packaging preferences of consumers and, as applicable, their pets, in the market categories in which we compete. We cannot be certain that opportunities for product innovation will exist or that we will be able to successfully introduce new products or reposition existing products. We incur significant development and marketing costs in connection with the introduction of new products or repositioning of existing products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not able to anticipate, identify or develop and market products that respond to changes in pet or consumer preferences or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated. Additionally, demand for our products could decline and our results of operations could be adversely affected.

Our success depends in part on our ability to grow our pet products business and our packaged produce sales.

Our current strategy for growing our business includes efforts to expand our pet products business and our packaged produce sales. Because of recent and current economic conditions and corresponding changes in consumer behavior, it may be difficult to grow in these areas, especially in packaged produce due to the relatively higher price of our packaged produce products compared to other shelf-stable products. Our efforts to grow in these areas include expanded marketing efforts and product innovation efforts, which carry risks discussed elsewhere in this “Risk Factors” section.

Our substantial indebtedness could adversely affect our operations and financial condition.

As of May 2, 2010, we had a total of $1,361.7 million of indebtedness (including letters of credit). Our level of indebtedness could have important consequences, such as:

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations and to otherwise reduce our debt will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product and marketing innovation, pressure from competitors, consumer preferences and other matters discussed in this annual report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. Moreover, if we do not have enough cash to pay our debt service obligations, we may be required to amend our Senior Credit Facility or indentures, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

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

Our Senior Credit Facility also requires us to maintain compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to meet these financial ratios will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). We cannot assure you that we will comply with these ratios. Our Senior Credit Facility may also limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) will result in an event of default.

If we are not in compliance with our covenants under our Senior Credit Facility, we will be unable to borrow under our revolving credit facility (which is a part of our Senior Credit Facility), and may experience significant liquidity issues. Additionally, a breach of any of the covenants, ratios or restrictions contained in our Senior Credit Facility or indentures could result in an event of default under our Senior Credit Facility and under our indentures in which case the amounts outstanding under our Senior Credit Facility and indentures could be declared immediately due and payable. If the payment of the indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

If we breach or anticipate a breach of any of the covenants, ratios or restrictions contained in our Senior Credit Facility or indentures, we may seek to amend our Senior Credit Facility or indentures, refinance all or part of our existing debt, sell assets, or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Despite our significant indebtedness, we may still be able to incur substantially more debt in the future through additional borrowings. This could further exacerbate the risks to our business described above.

While our Senior Credit Facility generally restricts borrowings outside the existing facility, it does permit additional indebtedness pursuant to specified exceptions. For example, subject to satisfaction of debt incurrence tests contained in our senior subordinated note indentures and other conditions

(including pro forma financial covenant compliance), we are permitted to incur (i) additional unsecured subordinated indebtedness and (ii) an amount not to exceed $500.0 million of additional unsecured indebtedness. In addition, subject to such tests and other additional conditions, we also are permitted to borrow, subject to the willingness of lenders to fund such borrowing, up to an additional $500.0 million in the aggregate through an increase in the term loan facility or revolving credit facility under our existing Senior Credit Facility. Further, with the concurrence of our senior lenders and satisfaction of our note indenture debt incurrence tests, we could incur substantial additional indebtedness. Additionally, we have the ability to incur substantial additional indebtedness pursuant to our $500.0 million revolving credit facility, which is part of our Senior Credit Facility. We may incur indebtedness in the future to fund acquisitions or investments or for working capital purposes, among other things. If our current debt level increases, the related risks we face could intensify.

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

The success of our business strategy depends, in part, on our ability to maintain the level of our product distribution, and consequently our sales, through high volume club stores, supercenters and mass merchandisers, particularly with respect to our branded products. If we are unable to maintain or grow the level of our sales and product distribution through these channels, our results of operations could be adversely impacted. The competition to supply products to these high volume stores is intense, particularly where a store elects to carry only one of a particular type of product or when a bid process is used. These high-volume club stores and mass merchandisers periodically re-evaluate the products they carry and if a major customer elected to stop carrying one of our products, our sales could be adversely affected. Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is only assured of selling its selected products to the store until the next selection period. Our sales volume could decrease if our offer is too high and we lose the ability to distribute our products, even temporarily, through such customer. Conversely, we risk depressing our margins if our offer is successful but below our targeted price points. Either of these outcomes could have an adverse effect on our results of operations.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2010, our top customer, Walmart (including Walmart’s stores and supercenters as well as SAM’S CLUB), represented approximately 35% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 63% of our overall list sales. These percentages may increase if there is consolidation among existing food retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, there can be no assurance that these customers will continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), or a reduction in shelf space for core grocery items may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. During economic downturns, our customers may be more susceptible to experiencing any of the foregoing conditions. If our customers experience financial difficulties (including difficulty accessing funds necessary to operate their businesses), bankruptcy or other business disruptions because of economic conditions or otherwise, our customers could reduce or cease purchases of our products, discontinue operations, or delay payment, or fail to pay, for products purchased, each of which could adversely affect our results of operations. In addition, to the extent that any customer seeks protection under the bankruptcy laws, such customer may seek return of moneys already paid to us. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Customers may also grow inventory in anticipation of a price increase for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period.

If our assessments and assumptions about commodity prices, as well as ingredient and other prices and interest and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in the values of our commodity and other derivatives will impact our earnings.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat and soybean meal used in the production of certain of our products. Additionally, we have hedging programs relating to currency, natural gas and diesel fuel. We also have in the past and may in the future hedge interest rate risk. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs. We may use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel, natural gas, and capital, including our assumptions about future prices, currency exchange rates and interest rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices, interest rates or currency exchange rates subsequently increase, or if we institute a hedge and prices, interest rates or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. Additionally, changes in the value of our commodities and other derivatives accounted for as economic hedges are recorded directly in earnings, while for our commodities and other derivatives accounted for as cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Accordingly, particularly with respect to economic hedges and the ineffective portion of cash flow hedges, volatility in commodities and other hedged items could result in volatility in our earnings.

We may be exposed to counterparty risk in our currency, interest rate and commodity hedging arrangements.

From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Additionally, in the future, we may enter into arrangements with financial institutions and other counterparties to hedge our exposure to fluctuations in commodity prices, including swap agreements, as an alternative to exchange-traded derivatives. A number of financial institutions similar to those that serve or may serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis. The failure of any of the counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products and food products are activities that are subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including federal Country of Origin Labeling (“COOL”) requirements, can be costly or may otherwise adversely affect our business. For example, legislation has been adopted in various jurisdictions in the United States to regulate bisphenol-A (which is an odorless, tasteless food-grade chemical commonly used in the food industry to coat the interior of cans). Additionally, the Ban Poisonous Additives Act of 2009 was recently introduced in the U.S. Senate, which would eliminate the use of bisphenol-A from all food and beverage containers. Although the U.S. Food and Drug Administration (“FDA”) currently allows the use of bisphenol-A in food packaging materials, the FDA has called for further research on bisphenol-A and may in the future change its position on bisphenol-A. If legislation or other regulations are enacted restricting the use of bisphenol-A or requiring us to provide warnings regarding bisphenol-A under, for example, California’s Proposition 65, our costs of production could increase or our sales could be adversely affected. Alternatives to bisphenol-A may be costly or less effective, which could adversely affect our results of operations. There is no assurance that alternative packaging, if any, will maintain the current shelf life of our products. Other chemicals and substances that may be found, or may be purported to be found, in our products, including minerals such as lead, are already listed under Proposition 65. Additionally, other chemicals and substances that may be found in our products have also been proposed for listing under Proposition 65. Failure to comply with all applicable laws and regulations, including, among others, Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Concerns regarding bisphenol-A used in food packaging could adversely affect our business.

Although the U.S. FDA currently allows the use of bisphenol-A in food packaging materials, recent public reports and concerns regarding the potential hazards of bisphenol-A could contribute to a perceived safety risk for products packaged using bisphenol-A and adversely affect our sales and results of operations. Discussions, stories, concerns and warnings regarding bisphenol-A appear in various media outlets and other venues with increasing frequency. We may be adversely affected by this publicity as well as any future warnings, guidance, recommendations, developments or publicity. Additionally, we are subject to the risks discussed further in “—If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims” above and in “—Government regulation could increase our costs of production and increase legal and regulatory expenses” above.

A change in the assumptions used to value our reporting units or our indefinite-lived intangible assets could result in goodwill or other intangible asset impairment charges, which would adversely affect our results of operations.

As of May 2, 2010, our goodwill was comprised of $1,187.5 million related to our pet products reporting unit and $150.2 million related to our consumer products reporting unit. We test goodwill of our pet products and consumer products reporting units for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to a reporting unit or a significant decline in our market capitalization) may cause us to perform additional tests for impairment and may also cause us to change our judgments or assumptions. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses).

As of May 2, 2010, the book value of our capitalized brand names that we have determined have indefinite lives (“Non-Amortizing Brands”) was $1,060.5 million. We test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it).

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

We may not be successful in our future acquisition or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors including our ability to obtain financing on acceptable terms, and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to a strategic transaction, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations, joint ventures or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

Adverse weather conditions (caused by climate change or otherwise), natural disasters, pestilences and other natural conditions can affect crops and other inputs, which can adversely affect our operations and our results of operations.

The commodities, ingredients and raw materials that we use in the production of our products (including, among others, fruits, vegetables, tomatoes and grain) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing raw materials if harvests are accelerated and processing capacity is unavailable, or interrupt or delay our production schedules if harvests are delayed. For example, our tomato suppliers are located in California, which experiences drought conditions from time to time. Additionally, the growth of crops, as well as the manufacture and processing of our products, requires significant amounts of water. Drought or other causes of a reduction of water in aquifers may affect availability of water, which in turn may adversely affect our results of operations. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for raw materials or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.”

Natural disasters can disrupt our operations, which could adversely affect our results of operations.

A natural disaster such as an earthquake, tornado, fire, flood, or severe storm or other catastrophic event affecting our operating activities or major facilities, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We are particularly susceptible to earthquakes as our executive offices, our research centers, and some of our fruit, vegetable and tomato operations are located in California where earthquakes periodically occur. Additionally, some of our pet operations are located in places where tornados periodically occur, such as Alabama and Kansas. If our operations are damaged by an earthquake, tornado or other disaster, we may be subject to supply interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business and results of operations.

If ingredients or other raw materials we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients, commodities and other raw materials that we use in producing our products from third party suppliers. If these materials are alleged or prove to include contaminants affecting the safety or quality of our products, we may need to find alternate materials for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. Additionally, if the presence of such contaminants are not alleged or discovered until after the affected product has been distributed, we may need to withdraw or recall the affected product and we may experience adverse publicity or product liability claims. In either case, our results of operations could be adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in March 2007, we initiated a recall of a number of our pet food and pet snack products. Consumer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our brands, business, results of operations and financial condition. We also may be subject to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business. Product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products, may hurt the value of our brands and lead to decreased demand for our products. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our brands, business, results of operations and financial condition.

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

We do not manufacture the majority of our fruit, vegetable and tomato products continuously throughout the year, but instead have a seasonal production period that is limited to approximately three to four months primarily during the summer each year. We refer to this period as the “pack season.” An unexpected plant shutdown or any other material interference with our production schedule for any reason could adversely affect our results of operations. For most of our fruit, vegetable and tomato products, the inventory created during the pack season, plus any inventory carried over from the previous pack season, determines the quantity of inventory we have available for sale until the next pack season commences. The size of the pack is influenced by crop results, which is affected by weather and other factors. Similarly, the timing of the pack season depends upon crop timing, which in turn is affected by weather and other factors. In the event that the inventory produced during the pack season is less than desired, or if the new pack season is delayed, or if demand for product is greater than forecasted, we may be required to “allocate” or limit sales of some items to customers in an effort to stretch supplies until the new pack season begins and new product is available. We could also experience inventory shortages in the event of can or end defects, whether discovered during the pack season or thereafter, or other factors. In the event we are required to allocate or limit sales of some items, we may lose sales volume and market share, our customer relationships may be harmed, and our results of operations may be adversely impacted. Alternatively, inventory produced may be greater than desired leading to excess inventory which may adversely affect our working capital and margins.

We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.

As a result of our agricultural and food processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Changes in environmental conditions may result in existing legislation having a greater impact on us. Additionally, we may be subject to new legislation and regulation in the future. For example, increasing concern about climate change may result in additional federal and state legal and regulatory requirements to reduce or mitigate the effects of green-house gas emissions. Compliance with environmental legislation and regulations, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at some designated “Superfund Sites” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, we cannot assure you that none of these matters will adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. We are currently conducting investigation and remedial activities at some locations, and other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws in the future. Costs to investigate and remediate any such contamination could be material. Additionally, we will be required to conduct an investigation and, to the extent necessary, remedial activities at facilities in Terminal Island, CA. There can be no assurances that existing accruals will be sufficient to cover such activities. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

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

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins, some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products and most of our broth products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. During an economic downturn, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our results of operations.

We sponsor a qualified defined benefit pension plan and various other nonqualified retirement and supplemental retirement plans. The difference between plan obligations and assets, or the funded status of the defined benefit pension plan, significantly affects net periodic benefit costs of our pension plan and our ongoing funding requirements of that plan. The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. In or following an economic environment characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow.

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. As of May 2, 2010, three of our twenty production facilities were located abroad, eleven of our twenty-six co-packers were located in foreign locations and one of the twenty-six was located in American Samoa. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability, which may adversely affect our results of operations. For example, Venezuela (where we have one production facility) and, to a lesser extent, Mexico (where we have two production facilities) are currently experiencing political and economic instability. Items produced in Mexico are sold primarily in the United States. Furthermore, foreign countries in which we produce our products as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. For example, in Venezuela, the government has seized several food production facilities for allegedly skirting price controls. Given the political and economic instability in the region, we cannot assure you that the Venezuelan government will not take actions that impact our operations. Other events that disrupt foreign production, sourcing, or transportation or generate consumer concerns (whether justified or not) regarding foreign-produced products could also adversely affect our business. Additionally, our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject.

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

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, such risk may be exacerbated. We have in the past been subject to such claims. For example, in fiscal 2005, we lost a case brought against us by Kal Kan Foods, Inc., which was a subsidiary of Mars, Inc. As a result of the judgment against us, we were required to pay, among other amounts, compensatory damages of $3.6 million. We were also enjoined from further sales of the pet products named in the litigation, which resulted in us incurring additional expense (relating to the inventories we held of such products and specialized fixed assets used in the manufacture of such products). We are also currently subject to such claims. For example, as described in more detail in “Item 3. Legal Proceedings”, in October 2008, Fresh Del Monte Produce Inc. filed a complaint against us that alleges, among other things, that we breached our trademark license agreement with Fresh Del Monte through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores. Claims of infringement or violation may require us to engage in litigation to determine the scope and validity of such claims, change our products or cease selling certain products. Any of such events may adversely impact our results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

Transformative plans involve risk and may adversely affect our business and financial results.

We may in the future contemplate and adopt plans intended to effect significant change within our company. For example, in fiscal 2008, we completed a two-year transformation plan for which we incurred significant costs. Our future plans, if any, may, but need not, involve closure or disposal of plants, distribution centers, businesses or other assets as well as headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employees’ attention from other business concerns. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

As of May 2, 2010, we have 18 collective bargaining agreements with 15 union locals covering approximately 77% of our hourly full time and seasonal employees. Of these employees, approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal

2011 and approximately 24% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2012. We cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

As of May 2, 2010, as listed below, our principal facilities included 17 production facilities and 10 distribution centers in the United States, and three production facilities in foreign locations. Our combined production facilities total approximately 5.7 million square feet of owned property, while our distribution centers total approximately 1.8 million square feet of owned property (including approximately 0.6 million square feet of owned property located on leased land) and approximately 3.6 million square feet of leased property. We generally own our production facilities. Our distribution centers are owned or leased by us. We also use distribution centers operated by third parties. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties are subject to mortgages or other applicable security interests in favor of the lenders under our Senior Credit Facility.

The following table lists our principal production facilities and distribution centers as of May 2, 2010:

Location	Reportable Segment
Production Facilities
United States:
Decatur, AL	Pet Products
Hanford, CA	Consumer Products
Kingsburg, CA	Consumer Products
Modesto, CA	Consumer Products
Mendota, IL	Consumer Products
Plymouth, IN	Consumer Products
Topeka, KS	Pet Products
Lawrence, KS	Pet Products
Sleepy Eye, MN	Consumer Products
Buffalo, NY	Pet Products
Bloomsburg, PA	Pet Products
Crystal City, TX	Consumer Products
Toppenish, WA	Consumer Products
Yakima, WA	Consumer Products
Cambria, WI	Consumer Products
Markesan, WI	Consumer Products
Plover, WI	Consumer Products

Foreign and Other Locations:
Turmero, Venezuela	Consumer Products
Montemorelos, Nuevo Leon, Mexico	Consumer Products
Tlatlauquitepec, Puebla, Mexico	Consumer Products

Distribution Centers
United States:
Fontana, CA	Pet Products and Consumer Products
Lathrop, CA	Pet Products and Consumer Products
Terminal Island, CA	Pet Products and Consumer Products
Atlanta, GA	Pet Products and Consumer Products
Kankakee, IL	Pet Products and Consumer Products
Rochelle, IL	Consumer Products
Topeka, KS	Pet Products
Bloomsburg, PA	Pet Products
Fort Worth, TX	Pet Products and Consumer Products
McAllen, TX (Refrigerated)	Consumer Products

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

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against us in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs allege that we engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs seek injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs are seeking class certification. We deny plaintiffs’ allegations and plans to vigorously defend ourselves.

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which we were a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including us. The total settlement was $24.0 million. The portion of our contribution to this settlement was $0.25 million, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

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

Item 4.	[RESERVED]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Del Monte Foods Company common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “DLM.”

The following table sets forth the high and the low sale prices for Del Monte Foods Company common stock as reported by the NYSE for the periods indicated:

	High	Low
Fiscal 2010
First Quarter	$9.95	$7.60
Second Quarter	12.00	9.53
Third Quarter	11.85	10.42
Fourth Quarter	16.14	11.31

Fiscal 2009
First Quarter	$9.85	$6.78
Second Quarter	9.41	5.22
Third Quarter	7.39	5.06
Fourth Quarter	8.00	6.19

Dividend Policy

During each quarter of fiscal 2010, 2009, 2008 and 2007 as well as each of the third and fourth quarters of fiscal 2006, we declared a cash dividend. Prior to fiscal 2006, we had not paid a cash dividend on our common stock since our initial public offering in February 1999. We declared aggregate dividends of $39.6 million and $31.6 million during fiscal 2010 and fiscal 2009, respectively. We paid aggregate dividends of $37.6 million and $31.6 million during fiscal 2010 and fiscal 2009, respectively. In fiscal 2009, the quarterly dividend declared and paid was $0.04 per share of outstanding common stock of DMFC. The last quarterly dividend declared in fiscal 2009 was paid in the first quarter of fiscal 2010. In the first quarter of fiscal 2010, the Board of Directors declared a dividend of $0.05 per share of outstanding common stock of DMFC to be paid in the second quarter of fiscal 2010. The last quarterly dividend declared in fiscal 2010 was paid in the first quarter of fiscal 2011. In fiscal 2010, the quarterly dividend declared was $0.05 per share of outstanding stock of DMFC, and the quarterly dividend paid was $0.04 per share in the first quarter and $0.05 per share in the second through fourth quarters. In the first quarter of fiscal 2011, the Board of Directors declared a dividend of $0.09 per share of outstanding common stock of DMFC to be paid in the second quarter of fiscal 2011.

Our Senior Credit Facility and indentures governing our senior subordinated notes generally limit, subject to certain financial tests and other exceptions, the ability of DMC to make cash payments to DMFC, which therefore limits DMFC’s ability to pay cash dividends. As of May 2, 2010, the amount available to be paid as additional dividends by DMC to DMFC under the most restrictive provision of the Senior Credit Facility and indentures was approximately $390 million. To the extent that DMC pays cash dividends to DMFC and DMFC uses such cash dividends for purposes other than dividends to its stockholders, such as stock repurchases, DMFC’s ability to pay cash dividends to its stockholders effectively will be limited further.

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

We expect to continue to use cash flows from operations (and other sources of cash, if any) to finance our working capital needs, to develop and grow our business (including capital expenditures), to reduce debt, to pay dividends (subject to the conditions described above), to repurchase shares, to fund contributions to our defined benefit plans and for general corporate purposes. We may from time to time consider other uses for our cash flows from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions or future transformation or restructuring plans.

Stockholders

As of June 24, 2010, we had 26,901 stockholders of record, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended May 2, 2010.

Issuer Purchases of Equity Securities

No shares were repurchased during fiscal 2010 and fiscal 2009. For repurchases during fiscal 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Stock Repurchases.”

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

Set forth below is a line graph comparing the cumulative total return on Del Monte Foods Company common stock (listed on the New York Stock Exchange under the symbol “DLM”) with the total return of the Standard & Poor’s 500 and the Standard & Poor’s MidCap Food, Beverage & Tobacco indexes, for the period commencing April 30, 2005 and ending on April 30, 2010. The graph is based on the assumption that $100 was invested on April 30, 2005 in Del Monte’s common stock, in the Standard & Poor’s MidCap Food, Beverage & Tobacco index, and in the Standard & Poor’s 500 index. To ensure comparability of indexes and comparable intervals, month-end data was used for each data point, as only month-end data is available for the Standard & Poor’s 500 index. The graph also assumes all dividends were reinvested.

Item 6. Selected	Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated. The selected historical financial data for the fiscal years ended May 2, 2010, May 3, 2009, April 27, 2008, April 29, 2007 and April 30, 2006 was derived from the audited balance sheets as of May 2, 2010, May 3, 2009, April 27, 2008, April 29, 2007 and April 30, 2006, respectively, and the audited statements of income for each of the years then ended, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Statement of Income Data (a)(b):
Net sales	$3,739.8	$3,626.9	$3,179.8	$2,872.5	$2,432.7
Cost of products sold	2,510.6	2,622.7	2,319.9	2,054.0	1,767.5

Gross Profit	1,229.2	1,004.2	859.9	818.5	665.2
Selling, general and administrative expense	721.2	643.3	541.4	537.8	438.2

Operating income	508.0	360.9	318.5	280.7	227.0
Interest expense	116.3	110.3	131.4	133.5	71.4
Other (income) expense	9.8	24.1	(2.5)	0.4	1.1

Income from continuing operations before income taxes	381.9	226.5	189.6	146.8	154.5
Provision for income taxes	139.9	78.8	71.9	49.5	59.2

Income from continuing operations	242.0	147.7	117.7	97.3	95.3
Income from discontinued operations (net of taxes of $(0.9), $14.3, $(4.0), $3.7 and $37.4, respectively)	2.3	24.6	15.4	15.3	74.6

Net income	$244.3	$172.3	$133.1	$112.6	$169.9

Diluted earnings per common share:
Continuing operations	$1.19	$0.74	$0.58	$0.48	$0.47
Discontinued operations	0.01	0.13	0.08	0.07	0.36

	$1.20	$0.87	$0.66	$0.55	$0.83

Weighted average number of diluted shares outstanding	202.8	198.4	202.8	203.8	204.2

	May 2, 2010	May 3, 2009	April 27, 2008	April 29, 2007	April 30, 2006
	(in millions)
Balance Sheet Data:
Total assets	$4,288.9	$4,321.3	$4,546.3	$4,561.5	$3,622.9
Long-term debt, excluding current portion	1,255.2	1,525.9	1,854.8	1,951.9	1,242.5
Stockholders’ equity	1,827.4	1,606.5	1,500.5	1,452.2	1,314.0

	Fiscal Year
	2010	2009	2008	2007	2006
	(in millions)
Cash Flow Data (a)(b):
Cash flows provided by operating activities	$355.9	$200.6	$286.9	$230.1	$261.2
Cash flows provided by (used in) investing activities	(104.9)	277.1	(79.7)	(1,344.8)	182.4
Cash flows provided by (used in) financing activities	(336.2)	(361.3)	(194.5)	667.7	(129.0)
Capital expenditures	104.9	88.7	96.7	95.0	69.1

	Fiscal Year
	2010	2009	2008	2007	2006
Other Data:
Cash dividends per common share	$0.19	$0.16	$0.16	$0.16	$0.08

(a)	For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business and the Soup and Infant Feeding Businesses have been classified as discontinued operations. We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Statement of Cash Flows for all periods presented.
(b)	The fiscal 2007 financial results include the operations for Meow Mix beginning May 19, 2006 and Milk-Bone beginning July 2, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended May 2, 2010. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended May 2, 2010 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry-Outs and other brand names and leading food brands such as Del Monte, Contadina, S&W, College Inn and other brand names.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2010 and fiscal 2008 each contained 52 weeks. Fiscal 2009 contained 53 weeks.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Fiscal Year
	2010	2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$3,739.8	$3,626.9	$112.9	3.1%	(1.0%)	4.1%
Cost of Products Sold	2,510.6	2,622.7	(112.1)	(4.3%)	(1.8%)	(2.5%)

Gross Profit	1,229.2	1,004.2	225.0	22.4%
Selling, General and Administrative Expense (“SG&A”)	721.2	643.3	77.9	12.1%

Operating Income	$508.0	$360.9	$147.1	40.8%

Gross Margin	32.9%	27.7%
SG&A as a % of net sales	19.3%	17.7%
Operating Income Margin	13.6%	10.0%
Net Cash Provided by Operating Activities	$355.9	$200.6
Cash Flow (c)	$251.0	$477.7

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.
(c)	Cash Flow for fiscal 2009 includes $310.5 million related to the sale of the StarKist Seafood Business. We define cash flow as cash from operating activities, less cash from investing activities. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Executive Overview

Our fiscal 2010 results reflect a 40.8% increase in operating income. The benefit of fiscal 2009 pricing actions together with continued productivity savings and flat gross costs (costs before productivity savings) funded a $76.2 million or 54% increase in marketing expenses behind key brands consistent with our Accelerated Growth Plan and drove earnings growth despite fiscal 2009 including one extra week. In fiscal 2010, we achieved net sales of $3,739.8 million, operating income of $508.0 million and net income of $244.3 million, compared to net sales of $3,626.9 million, operating income of $360.9 million and net income of $172.3 million in fiscal 2009. Cash flow, which we define as cash from operating activities less cash from investing activities, was $251.0 million in fiscal 2010 and $477.7 million (including $310.5 million related to the sale of the StarKist

Seafood Business) in fiscal 2009. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

In our Pet Products segment, pet trends indicate that people are continuing to purchase snacks to treat their pets despite the tough economic times. Our Consumer Products segment continues to be healthy based on the strength of the Del Monte brand in center store.

Fiscal 2010 marketing expenses were $216.8 million, or 5.8% of net sales, compared to $140.6 million, or 3.9% of net sales in fiscal 2009. This increase in marketing expenses as a percentage of sales represents a competitive level and we expect marketing expense to continue at competitive levels focused on our key brands in accordance with our Accelerated Growth Plan.

On October 1, 2009, we consummated a private placement offering of our senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7 1/2% (the “New Notes”). We used proceeds from the New Notes along with other available funds to fund a tender offer for our then outstanding 8 5/8 % senior subordinated notes due 2012. On January 29, 2010, we entered into a new senior credit facility which replaced our prior senior credit facility. In connection with these refinancing transactions, we recognized $38.2 million of expense, including $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap. Of the total expense amount, $24.8 million is included in interest expense and $13.4 million is included in other expense in our Consolidated Statements of Income. See “Liquidity and Capital Resources” for a description of these refinancing transactions. As a result of reduced debt levels and higher earnings, we have reduced our leverage and are now de-emphasizing our previous focus of using cash flow to pay down debt balances and shifting our focus to returning cash to our shareholders.

Economic Factors and Productivity Savings

During fiscal 2010, we experienced flat gross costs with higher tinplate and other packaging and raw product costs being offset by lower commodities and transportation-related expenses. We realized the benefit of fiscal 2009 price increases across both our Pet Products and Consumer Products operating segments which, together with productivity savings, funded the increase in marketing expenses. In fiscal 2011, we believe that we will experience cost increases driven primarily by increased transportation and energy-related costs, tinplate and other packaging costs, labor costs and fixed manufacturing costs. Productivity savings are expected to offset a majority of these cost increases.

Accelerated Growth Plan

Our mission is to fortify Del Monte’s position as a leading branded marketer of quality pet products and food products in the U.S. retail market and excel as a top-tier consumer packaged goods company. In early fiscal 2009, we announced our Accelerated Growth Plan. Each of the strategic initiatives of the Accelerated Growth Plan is described below.

Execute Pricing and Productivity—We have used pricing actions and productivity savings in recent years to neutralize cost inflation. Our pricing actions have been taken to mitigate higher costs, and together with our productivity initiatives, addressed the inflationary cost increases we have seen over the last few years. In fiscal 2009 our pricing and productivity actions more than offset continued operational cost increases. In fiscal 2010, the benefit of fiscal 2009 pricing actions together with continued productivity savings drove earnings growth as gross costs were flat. In fiscal 2011, we expect productivity savings to offset a majority of our operational cost increases. In light of the current economic and competitive environment, we expect minimal, if any, pricing actions in fiscal 2011.

Unleash Potential of Core Brands—We will focus on growing our higher margin core business by continuing investment in the associated brands, building on the investments made in fiscal 2010. We will continue to make marketing investments and drive innovation of these core brands. In fiscal 2010, we launched the following national advertising campaigns: “It’s Good to Give” for Milk-Bone dog snacks, “Bits Make it Better” for Kibbles ‘n Bits dog food, “The Taste Cats Ask for by Name” for Meow Mix cat food and “Dog’s Just Know” for Pup-Peroni brand dog snacks. In fiscal 2010, we also launched the “Value Without Sacrifice” national advertising campaign for our Del Monte brand. The launch of our Del Monte Ready to Blend Smoothies and Del Monte No Sugar Added products in fiscal 2010 is an example of innovation behind our core Del Monte brand. In fiscal 2011, we will continue to focus on marketing support and innovation in our core brands.

Drive Our Growth Engines—We will drive our key growth engines, including pet snacks, dry pet food and packaged produce, with category-building innovation and marketing. These growth engines leverage our brands to fill unmet consumer needs where there are growth opportunities. For example, in fiscal 2010, we launched Del Monte Ready to Blend Smoothies. In fiscal 2011, we expect additional product launches.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, these estimates routinely require adjustment.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during fiscal 2010 and fiscal 2009 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $10.3 million and $5.4 million, respectively, which related to prior year activity. These adjustments represented approximately 1% of our trade promotion expense in both fiscal 2010 and fiscal 2009.

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

Since the DB plan benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at the measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the DB plan and for the other benefits. The discount rate used to determine DB plan and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine DB plan and other benefits expense for the following fiscal year. The long-term rate of return for DB plan’s assets is based on our historical experience, our DB plan’s investment guidelines and our expectations for long-term rates of return. Our DB plan’s investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plan and other benefits:

	May 2, 2010	May 3, 2009
Pension Benefits
Discount rate used in determining projected benefit obligation	5.50%	7.90%
Rate of increase in compensation levels	4.68%	4.68%
Other Benefits
Discount rate used in determining projected benefit obligation	6.00%	7.55%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plan and other benefits:

	Fiscal Year
	2010	2009	2008
Pension Benefits
Discount rate used to determine periodic benefit cost	7.90%	6.75%	6.20%
Rate of increase in compensation levels	4.68%	4.26%	4.26%
Long-term rate of return on assets	7.60%	8.00%	8.00%
Other Benefits
Discount rate used to determine periodic benefit cost	7.55%	6.90%	6.20%

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for fiscal 2010 and fiscal 2009. The rate of increase is assumed to decline gradually to 4.5%. For the health maintenance organization plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for both fiscal 2010 and fiscal 2009. The rate of increase is assumed to decline gradually to 4.5%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2010 and fiscal 2009.

Sensitivity of Assumptions. If we assumed a 100 basis point change in the following assumptions, our fiscal 2010 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension Benefits
Discount rate used in determining projected benefit obligation	$(34.6)	$40.6
Discount rate used in determining net pension expense	(1.0)	1.2
Long-term rate of return on assets used in determining net pension expense	(2.7)	2.7
Other Benefits
Discount rate used in determining projected benefit obligation	(16.2)	20.0

An increase in the assumed health care cost trend of 100 basis points in each year would increase the postretirement benefit obligation for the fiscal 2010 year-end by $18.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.2 million. A decrease in the assumed health care cost trend of 100 basis points would decrease the postretirement benefit obligation for the fiscal 2010 year-end by $14.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.0 million.

Future Expense. Our fiscal 2011 pension expense for our qualified DB plan is currently estimated to be approximately $11.6 million and other benefits expense is currently estimated to be approximately $1.7 million. These estimates incorporate our fiscal 2011 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Goodwill and Intangibles

Del Monte produces, distributes and markets products under many different brand names. Although each of our brand names has value, only those that have been purchased have a book value on our consolidated balance sheet. During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill.

We have evaluated our capitalized brand names and determined that some have lives that generally range from 15 to 40 years (“Amortizing Brands”) and others have indefinite lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. For the fiscal 2010 impairment test, both the income approach and the market approach were weighted 50% in our calculation of estimated fair value of our reporting units. Our reporting units are the same as our operating segments—Pet Products and Consumer Products—reflecting the way that we manage our business. Annually, we engage third party valuation experts to assist in this process. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our goodwill during fiscal 2010, fiscal 2009 or fiscal 2008. During the second quarter of fiscal 2010 we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands and moved this brand from Non-Amortizing Brands to Amortizing Brands. During fiscal 2009, as a result of a decision to discontinue five non-core pet brands, we recorded an impairment charge of $11.7 million related to Amortizing Brands. We did not recognize any impairment charges for our Amortizing Brands or Non-Amortizing Brands during fiscal 2008. At May 2, 2010, we had $1,337.7 million of goodwill, $1,060.5 million of Non-Amortizing Brands, $26.8 million of Amortizing Brands, net of amortization and $75.1 million of customer relationships, net of amortization. The Pet Products segment has 89% of the goodwill and 59% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 33% of Non-Amortizing Brands. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

Stock Compensation Expense

We believe an effective way to align the interests of certain employees with those of our stockholders is through employee stock-based incentives. We typically issue two types of employee stock-based incentives: stock options and restricted stock incentives (“Restricted Shares”).

Stock options are stock incentives in which employees benefit to the extent our stock price exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of our common stock at a predetermined exercise price. For the stock options that we grant, the employee’s exercise price is equivalent to our stock price on the date of the grant (as set forth in our stock incentive plan). Typically, these employees vest in stock options in equal annual installments over a four year period and such options generally have a ten-year term until expiration.

Restricted Shares are stock incentives in which employees receive the rights to own shares of our common stock and do not require the employee to pay an exercise price. Restricted Shares include restricted stock units, performance share units and performance accelerated restricted stock units. Restricted stock units vest over a period of time. Performance share units vest at predetermined points in time if certain corporate performance goals are achieved or are forfeited if such goals are not met. Performance accelerated restricted share units vest at a point in time, which may accelerate if certain stock performance measures are achieved.

Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as described by Del Monte Foods Company’s (“DMFC”) Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009, and fiscal 2010 (with certain acceleration provisions). Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as described by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010, and fiscal 2011 (with certain acceleration provisions). In fiscal 2008, based on expectations at that time, management had concluded that the achievement of these targets was improbable and reversed expense related to these grants and discontinued recording future expense related to these grants. The first two tranches of the fiscal 2006 grant and the first tranche of the fiscal 2007 grant were forfeited because the performance targets were not achieved. In the third quarter of fiscal 2010, based on our better-than-expected performance in the third quarter of fiscal 2010 and our expectations for performance for fiscal 2010, management concluded that the achievement of the targets related to the remaining tranches of the fiscal 2006 and fiscal 2007 grants was probable. As a result, in fiscal 2010, we recorded approximately $5.1 million of expense related to these grants representing the cumulative compensation cost through fiscal 2010.

Fair Value Method of Accounting. We follow the fair value method of accounting for stock-based compensation, under which employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted. The fair value of stock options granted was $8.1 million, $7.1 million, $7.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fair value of stock options granted will be recognized as stock compensation expense over the vesting period of the options.

Our Assumptions. We measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends.

The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal Year
	2010	2009	2008
Expected life (in years)	6.0	6.1	7.0
Expected volatility	28.5%	26.4%	26.4%
Risk-free interest rate	2.7%	3.2%	4.4%
Dividend yield	2.6%	1.8%	1.4%
Weighted average exercise price	$11.37	$7.90	$10.33
Weighted average option value	$2.69	$2.04	$3.29

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

Sensitivity of Assumptions (1). If we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	4.9%	(6.0%)
Expected volatility	3.3%	(3.3%)
Risk-free interest rate	7.9%	(7.7%)
Dividend yield	(13.1%)	14.6%

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price and exercise price equal to the closing market price of Del Monte common stock on April 30, 2010, expected life of six years, risk-free interest rate equal to the average of the April 30, 2010 rate for five-year and seven-year Treasury constant maturity bonds, average stock volatility used during fiscal 2010, and expected dividend yield of 2.6%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2010 we increased our estimate of retained-insurance liabilities related to prior year by approximately $3.4 million primarily as a result of the escalation in healthcare costs on open prior year claims. This increase was partially offset by a $1.1 million reduction in retained insurance liabilities related to prior years as a result of the early closure of a claim. During fiscal 2009 we reduced our estimate of retained-insurance liabilities related to prior year by approximately $2.3 million primarily as a result of favorable claim history.

Results of Operations

Fiscal 2010 vs. Fiscal 2009

Net sales

	Fiscal Year
	2010	2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Pet Products	$1,750.0	$1,673.4	$76.6	4.6%	(2.7%)	7.3%
Consumer Products	1,989.8	1,953.5	36.3	1.9%	0.5%	1.4%

Total Company	$3,739.8	$3,626.9	$112.9	3.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $112.9 million, or 3.1%, in fiscal 2010 compared to fiscal 2009. The increase was due to increased net sales in both our Pet Products and Consumer Products reportable segments, driven by growth in existing products. The benefit of fiscal 2009 pricing actions, net of elasticity (the volume decline associated with price increases), as well as new product sales in Consumer Products also contributed to the growth in net sales. These increases were partially offset by the lower volume due to one extra week in fiscal 2009.

Net sales in our Pet Products reportable segment increased $76.6 million, or 4.6%, in fiscal 2010 compared to fiscal 2009. The increase was driven by fiscal 2009 pricing actions, net of elasticity (the volume decline associated with price increases). In addition, increased volume of existing pet snacks and dry pet food as a result of category growth and promotional activities and new product sales contributed to the increase in net sales, partially offset by lower volume due to one extra week in fiscal 2009.

Net sales in our Consumer Products reportable segment increased by $36.3 million, or 1.9% in fiscal 2010 compared to fiscal 2009. This increase was primarily driven by growth in existing product volume, new product sales and net pricing, partially offset by lower volume due to one extra week in fiscal 2009. The increase in existing product volume was driven by fruit and vegetables as we strategically managed our price gaps through promotional spending and lower margin South American sales. In fiscal 2011, we anticipate that a decline in lower margin government sales due to a reduction in government funding will be offset by growth in our center store sales and lower margin South American sales.

Cost of products sold

Cost of products sold decreased by $112.1 million, or 4.3%, in fiscal 2010 compared to fiscal 2009. This decrease was primarily due to continued productivity savings and flat gross costs, which included lower commodity and transportation-related costs, partially offset by higher packaging and raw product costs. Lower overall volumes also contributed to the decrease in cost of products sold.

In fiscal 2011, we expect overall costs, primarily driven by transportation-related costs, tinplate, higher labor costs and fixed manufacturing costs, to be higher than in fiscal 2010; however we expect productivity savings to offset a large portion of these increased costs.

Gross margin

Our gross margin percentage for fiscal 2010 increased 5.2 points to 32.9% compared to 27.7% for fiscal 2009. Gross margin was impacted by a 2.9 margin point increase due to net pricing, a 1.7 margin point increase related to the lower costs noted above and a 0.6 margin point increase due to product mix resulting primarily from broth, vegetable and pet snacks sales. Gross margin is expected to decrease slightly in fiscal 2011 as a result of the increased costs noted above.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $77.9 million, or 12.1%, during fiscal 2010 compared to fiscal 2009. This increase was primarily driven by a $76.2 million or 54% increase in marketing costs reflecting increased investments behind key brands consistent with our Accelerated Growth Plan. In addition, compensation and benefit costs related to stock compensation, our pension plan and our Annual Incentive Program were also higher in fiscal 2010 than in fiscal 2009. These higher SG&A costs were partially offset by lower transportation costs, the absence of costs incurred in fiscal 2009 to centralize our marketing function in San Francisco and lower intangible asset impairments in fiscal 2010 than in fiscal 2009. We expect SG&A expense in fiscal

2011 to be comparable to fiscal 2010 as a result of a slight decrease in marketing expense, largely offset by the impact of the completion of our Operating Services Agreement related to the sale of our StarKist Seafood Business. For information regarding our Operating Services Agreement, refer to “Note 3. Discontinued Operations” of our consolidated financial statements in this annual report on Form 10-K.

Operating income

	Fiscal Year
	2010	2009	Change	% Change
	(in millions, except percentages)
Operating Income:
Pet Products	$355.5	$219.9	$135.6	61.7%
Consumer Products	222.6	195.1	27.5	14.1%
Corporate (a)	(70.1)	(54.1)	(16.0)	(29.6%)

Total Company	$508.0	$360.9	$147.1	40.8%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income increased by $147.1 million, or 40.8%, during fiscal 2010 compared to fiscal 2009, due to the increase in net sales and decreased cost of products sold noted above, partially offset by increased marketing expense.

Our Pet Products reportable segment’s operating income increased by $135.6 million, or 61.7%, during fiscal 2010 compared to fiscal 2009. This increase was driven primarily by net pricing and decreased commodity and transportation costs, partially offset by the increase in marketing expenses, all as noted above.

Our Consumer Products reportable segment’s operating income increased by $27.5 million, or 14.1%, during fiscal 2010 compared to fiscal 2009. This increase was driven primarily by net pricing and favorable product mix, partially offset by increased packaging and raw product costs and increased marketing costs noted above.

Our Corporate expenses increased by $16.0 million, or 29.6%, in fiscal 2010 compared to fiscal 2009 primarily driven by an increase in compensation and benefit costs related to stock compensation, our pension plan and our Annual Incentive Program.

Interest expense

Interest expense increased by $6.0 million, or 5.4%, in fiscal 2010 compared to fiscal 2009. This increase was driven by $24.8 million in refinancing expense recognized in fiscal 2010, partially offset by lower debt levels and lower average interest rates. We expect interest expense to decrease in fiscal 2011 driven by the absence of refinancing costs, as well as lower average interest rates and lower debt levels.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2010 was 36.6% compared to 34.8% for fiscal 2009. The increase in the tax rate was primarily due to the benefit recorded in fiscal 2009 relating to the retroactive extension of a tax credit for companies operating in American Samoa. We have not received any additional tax benefits from this tax law change since fiscal 2009 due to the sale of the StarKist Seafood business. We expect our effective tax rate to be between 36% and 38% in fiscal 2011.

Income from discontinued operations

The income from discontinued operations of $2.3 million for fiscal 2010 is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008. The income from discontinued operations of $24.6 million for fiscal 2009 primarily represents the gain on the sale of our StarKist Seafood Business.

Recent developments in Venezuela

In January 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We remeasure most income statement items of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. As a result of the devaluation, we recorded a foreign currency exchange loss of $1.6 million during the fiscal year ended May 2, 2010. In addition, we recorded a foreign currency translation adjustment (included in accumulated other comprehensive loss) during the fiscal year ended May 2, 2010 as a result of the devaluation. Our Venezuelan subsidiary represents less than 1% of consolidated assets and less than 3% of consolidated net sales as of and for the fiscal year ended May 2, 2010.

Inflation in Venezuela has been at high levels over the past several years. We monitor the cumulative inflation rate using the blended Consumer Price Index and National Consumer Price Index. Based upon the three-year cumulative inflation rate, we began treating Venezuela as a highly inflationary economy effective with the beginning of the fourth quarter of fiscal 2010. Accordingly, the functional currency for our Venezuelan subsidiary is the U.S. dollar and beginning in the fourth quarter of fiscal 2010 the impact of Venezuelan currency fluctuations is recorded in earnings. This change to highly inflationary accounting resulted in a foreign currency transaction gain of approximately $2.0 million in fiscal 2010.

Reconciliation of Non-GAAP Financial Measures—Cash Flow

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this annual report on Form 10-K, we are also providing certain non-GAAP financial measures of cash flow. We internally use cash flow, which we define as cash provided by operating activities less cash used in investing activities, as a financial measure. Cash flow is one of the measures we use internally to compare our performance period-to-period and we believe this information is also helpful to investors. Cash flow does not represent the residual cash flow available for discretionary expenditures by us. For example, we have mandatory debt repayment obligations that are not deducted from the measure. The differences between “cash flow” and “net cash provided by operating activities,” which is the most comparable GAAP financial measure is that cash flow reflects the impact of net cash provided by or used in investing activities. We caution investors that the non-GAAP financial measures presented are intended to supplement our GAAP results and are not a substitute for such results. Additionally, we caution investors that the non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies.

Reconciliation of Non-GAAP Financial Measures:

	Fiscal Year
	2010	2009
	(in millions)
Net cash provided by operating activities	$355.9	$200.6
Net cash provided by (used in) investing activities	(104.9)	277.1

Cash Flow (1)	$251.0	$477.7

(1)	Cash flow for fiscal 2009 includes $310.5 million related to the sale of the StarKist Seafood Business.

Fiscal 2009 vs. Fiscal 2008

Net sales

	Fiscal Year
	2009	2008	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales:
Pet Products	$1,673.4	$1,431.5	$241.9	16.9%	4.9%	12.0%
Consumer Products	1,953.5	1,748.3	205.2	11.7%	(0.9%)	12.6%

Total Company	$3,626.9	$3,179.8	$447.1	14.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $447.1 million, or 14.1%, in fiscal 2009 compared to fiscal 2008. The increase was due to increased net sales in both our Pet Products and Consumer Products reportable segments, driven by pricing, net of elasticity (the volume decline associated with price increases); growth in existing pet products and new product sales across the Company.

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

Operating income

	Fiscal Year
	2009	2008	Change	% Change
	(in millions, except percentages)
Operating Income:
Pet Products	$219.9	$231.2	$(11.3)	(4.9%)
Consumer Products	195.1	158.9	36.2	22.8%
Corporate (a)	(54.1)	(71.6)	17.5	24.4%

Total Company	$360.9	$318.5	$42.4	13.3%

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2009 and 2008, Corporate includes $0 million and $21.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs associated with our transformation plan.

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

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends, share repurchases and other general business purposes. We have also used cash for acquisitions and expenditures related to our transformation plan announced in June 2006. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions or transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver under our senior credit facility. In fiscal 2010, we completed the refinancing of our senior credit facility and senior subordinated notes, and we used cash on hand from fiscal 2009 as well as a portion of our cash flow to reduce our debt balances. As a result of the combination of reduced debt and higher earnings, we have reduced our leverage and are now de-emphasizing our previous focus of using cash flow to pay down debt balances and shifting our focus to returning cash to our shareholders.

We made contributions to our defined benefit pension plan (including contributions made to the three plans prior to their merger into a single plan) of $96.7 million in fiscal 2010. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We have made contributions in excess of our required minimum amounts during fiscal 2009 and fiscal 2010. As a result of this incremental funding combined with better than expected plan financial returns, we have achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict definitively at this time whether we will continue to achieve specified plan funding thresholds and fully fund our plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plan. We currently expect to make contributions of approximately $40.0 million in fiscal 2011.

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

Senior Credit Facility

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

We recognized $21.0 million of expense related to entering into the Senior Credit Facility and refinancing the Prior Credit Facility, including $13.4 million of expense relating to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap. Of the total expense amount, $7.6 million is included in interest expense and $13.4 million is included in other expense in our Consolidated Statements of Income.

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

Borrowings under the Revolver bear interest at an initial interest rate equal to, at our option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to loans outstanding under the Revolver may be adjusted periodically based on our total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin. Additionally, to maintain availability of funds under the Revolver, we pay an initial commitment fee of 0.50% on the unused portion of the Revolver. From and after the six-month anniversary of the Senior Credit Facility, the commitment fee percentage may be adjusted periodically based on our total debt ratio, as calculated pursuant to the Senior Credit Facility, with 0.50% being the maximum commitment fee percentage. Availability of borrowings under the Revolver is subject to a bringdown of the representations and warranties in our Senior Credit Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Senior Credit Facility described below). The Revolver will mature, and the commitments thereunder will terminate, on January 30, 2015.

We borrowed $202.7 million under the Revolver and the revolving credit facility under the Prior Credit Facility in fiscal 2010, and repaid a total of $202.7 million. As of May 2, 2010, there were no loans outstanding under the $500.0 million Revolver, the amount of letters of credit issued under the Revolver was $63.6 million and the net availability under the Revolver was $436.4 million.

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

The Term A Facility requires amortization in the form of quarterly scheduled principal payments of $7.5 million per fiscal quarter from April 30, 2010 to October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility. As of May 2, 2010, the amount outstanding under the Term A Facility was $592.5 million and the interest rate payable was 3.05%.

Senior Subordinated Notes

On October 1, 2009, we consummated a private placement offering of our senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7 1/2% (the “7 1/2% Notes”). We used proceeds from the 7 1/2% Notes along with other available funds to fund a tender offer for our outstanding 8 5/8% senior subordinated notes due 2012 (“Old Notes”). We purchased $440.5 million aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 million aggregate principal amount were not tendered and remained outstanding until December 16, 2009, when we redeemed them.

During fiscal 2010, we recognized $17.2 million of expense related to the issuance of the 7 1/2% Notes and tender offer for the Old Notes, which is included in interest expense in our Consolidated Statement of Income.

Interest on the 7 1/2% Notes is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2010. Certain subsidiaries of DMC initially guaranteed DMC’s obligations under the 7 1/2% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 7 1/2% Notes are guaranteed by DMFC. We have the option to redeem the 7 1/2% Notes at a premium at any time before October 14, 2017, and at face value beginning on October 14, 2017, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Pursuant to the terms of a registration rights agreement we entered into in connection with the issuance of the 7 1/2% Notes, DMC agreed, among other things, to use its commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 7 1/2% Notes for notes of DMC substantially identical in all material respects to the 7 1/2% Notes. Under certain circumstances, in lieu of a registered exchange offer, DMC has agreed to file a shelf registration statement with the SEC with respect to the resale of the 7 1/2% Notes. In the event that the Exchange Offer is not consummated (or, as applicable the shelf registration statement is not declared effective) on or prior to October 1, 2010, the annual interest rate borne by the 7 1/2% Notes will be increased by 0.5% until the Exchange Offer is completed or the shelf registration statement is declared effective. The Exchange Offer was launched on June 4, 2010 and is currently expected to be completed in early July 2010.

Through a private placement offering on February 8, 2005, DMC issued $250.0 million principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005.

Certain subsidiaries of DMC had guaranteed DMC’s obligations under the 6 3/4% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 6 3/4% Notes are guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005 and all references to 6 3/ 4% Notes in this annual report on Form 10-K include such substantially identical registered notes.

The indentures governing our 7 1/2% Notes and our 6 3/4% Notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

Maturities

If we had not purchased and redeemed the Old Notes, the Old Notes would have matured in fiscal 2013. The 7 1/2% Notes used to refinance the Old Notes mature in fiscal 2020. If not refinanced, the revolving credit facility and term A loan facility under the Prior Credit Facility would have had final maturities in fiscal 2011 and the term B loan facility under the Prior Credit Facility would have had final maturities in fiscal 2012. The Revolver and the Term A Facility under the Senior Credit Facility have final maturities in fiscal 2015.

As of May 2, 2010, scheduled maturities of long-term debt are as follows (in millions):

2011	$30.0
2012	30.0
2013	30.0
2014	30.0
2015	722.5
Thereafter	450.0

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

The financial covenants in our Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time. Our compliance with these financial covenants is tested on a quarterly basis. The acceptable ratio levels of these financial covenants are designed to provide us with a reasonable degree of flexibility to account for normal variances in our operating results. Since different factors impact our financial covenants in unique ways, any of our financial covenants could become, at a point in time, the most restrictive of our financial covenants, depending upon our operating results and financial activities. As noted under “Revolver” above, availability of borrowings under the Revolver under our Senior Credit Facility is subject to our financial and other covenants, among other things.

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

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of May 2, 2010. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in our Senior Credit Facility and indentures may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control. If we fail to comply with these restrictions, we may be required to repay our debt.”

Dividends and Stock Repurchases

During each quarter of fiscal 2010, we declared a cash dividend of $0.05 per share of Company common stock. During fiscal 2010, aggregate dividends of $39.6 million were declared, and dividends of $37.6 million were paid.

On September 27, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock over 36 months. Under this authorization, as of May 2, 2010 and May 3, 2009, we had purchased 5,370,930 shares of our common stock for a total cash outlay of $50.0 million at an average price of $9.31 per share. All such shares were repurchased in the second and third quarters of fiscal 2008.

On June 10, 2010, we announced that our Board had authorized the repurchase of up to $350.0 million of our common stock over the next 36 months. Under this authorization, repurchases of our common stock may be made from time to time through a variety of methods, including accelerated stock buybacks, open market purchases, privately negotiated transactions, and block transactions. The new authorization supersedes and replaces our previous $200.0 million share repurchase authorization that was scheduled to expire in September 2010, as described above.

On June 23, 2010, we announced that we had entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, we paid Goldman Sachs $100 million and received approximately 6.2 million shares of our common stock, which represents a substantial majority of the shares expected to be delivered to us under the ASB. Final settlement of this agreement is expected to occur in September 2010, although under certain circumstances specified in the ASB, the completion date may be accelerated or extended. At final settlement, we may be entitled to receive additional shares of our common stock from Goldman Sachs or, under certain circumstances specified in the ASB, we may be required to deliver shares or make a cash payment (at our option) to Goldman Sachs. The repurchased shares will be held in treasury.

Obligations and Commitments

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at May 2, 2010:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term Debt Obligations	$1,292.5	$30.0	$60.0	$752.5	$450.0
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	290.6	50.6	82.0	58.7	99.3
Purchase Obligations (1)	1,151.6	647.8	297.4	107.6	98.8
Other Long-term Liabilities Reflected on the Balance Sheet (2)	250.5	—	54.6	50.3	145.6

Total Contractual Obligations	$2,985.2	$728.4	$494.0	$969.1	$793.7

(1)

Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at the end of fiscal 2010, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers. Therefore, requirement contracts are not reflected in the above table. Certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of May 2, 2010. Aggregate future payments for our grower commitments are estimated based on May 2, 2010 pricing and fiscal 2010 volume. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at fiscal 2010 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2009, the most recent period for which annual incentive awards have been paid as of May 2, 2010. Aggregate future payments under severance agreements do not include possible costs associated with outplacement services generally provided to executive officers whose employment is terminated without cause since such amounts have been minimal.

(2)	As of May 2, 2010, we had non-current unrecognized tax benefits of $11.8 million ($9.7 million net of tax benefits). We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to operating leases, insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On May 2, 2010, we had $63.6 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2010, our cash and cash equivalents decreased by $89.0 million. Cash provided by operating activities, provided by (used in) investing activities, and provided by (used in) financing activities for fiscal 2010, fiscal 2009 and fiscal 2008 is presented in the table below.

	Fiscal Year
	2010	2009	2008
	(in millions)
Net Cash Provided by Operating Activities	$355.9	$200.6	$286.9
Net Cash Provided by (Used in) Investing Activities	(104.9)	277.1	(79.7)
Net Cash Provided by (Used in) Financing Activities	(336.2)	(361.3)	(194.5)

Operating Activities

Cash provided by operating activities during fiscal 2010 was $355.9 million compared to $200.6 million in fiscal 2009. This $155.3 million increase was driven by increased net income.

Cash provided by operating activities during fiscal 2009 was $200.6 million compared to $286.9 million in fiscal 2008. This $86.3 million decrease was primarily driven by an increase in cash taxes paid and cash payments related to commodity futures positions.

Investing Activities

Cash used in investing activities was $104.9 million during fiscal 2010, which represented capital expenditures.

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

Capital expenditures in fiscal 2010, fiscal 2009 and fiscal 2008 were $104.9 million, $88.7 million and $96.7 million, respectively. Capital spending for fiscal 2011 is expected to approximate $90 to $110 million and is expected to be funded by cash on hand and cash generated by operating activities. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2010, we made net repayments of debt of $269.0 million, paid $43.6 million of costs related to the issuance of the New Notes and tender offer for the Old Notes and entering into the Senior Credit Facility, and paid $37.6 million in dividends. In addition, we had $12.3 million of proceeds from the issuance of our common stock.

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

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for us beginning in the first quarter of fiscal 2010. The amendments were effective February 2010. The adoption of this statement did not have an impact to our consolidated financial statements.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and nonauthoritative. The ASC is the sole source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, we adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest.

During fiscal 2010, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

We have in the past and may in the future manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On September 6, 2007, we entered into an interest rate swap, with a notional amount of $400.0 million, as the fixed rate payer. The swap had an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship had been established between the swap and a portion of our interest payment on our floating rate debt. Swaps are recorded as an asset or liability in our consolidated balance sheet at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness gains and losses are recorded as an adjustment to other expense.

As discussed in Note 7 of our consolidated financial statements in this annual report on Form 10-K, on January 29, 2010, we entered into the Senior Credit Facility which replaced our Prior Credit Facility. In conjunction with the repayment of the Prior Credit Facility, the interest rate swap was deemed ineffective due to the repayment of the underlying hedged liability. In the third quarter of fiscal 2010, the $13.4 million loss associated with the swap being deemed ineffective was reclassified from other comprehensive income into earnings and is included in other expense. On April 27, 2010, we terminated our interest rate swap and made a final payment to the counterparty of $13.4 million.

The fair value of our interest rate swap was recorded as a non-current liability of $21.1 million at May 3, 2009.

Assuming average floating rate loans during the year, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $4.9 million and $6.6 million for the fiscal years ended May 2, 2010 and May 3, 2009, respectively.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We account for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

On May 2, 2010, the fair values of our commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million. On May 3, 2009, the fair values of our commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million.

Other: During portions of fiscal 2009 we carried out a hedging program for heating oil. Heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than twelve months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains and losses were recorded directly as other income or expense. As of May 3, 2009, all such contracts were closed. No such contracts were entered into during fiscal 2010. We may consider incorporating the use of heating oil contracts into our hedging program again in future periods.

The sensitivity analyses presented below reflect potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

	May 2, 2010	May 3, 2009
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$13.9	$6.6

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

The table below presents our foreign currency derivative contracts as of May 2, 2010 and May 3, 2009. All of the foreign currency derivative contracts held on May 2, 2010 are scheduled to mature prior to the end of fiscal 2012.

	May 2, 2010	May 3, 2009
	(in millions)
Contract Amount (Mexican pesos)	$22.5	$37.5
Contract Amount ($CAD)	29.0	12.9

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows:

	May 2, 2010	May 3, 2009
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$4.0	$(0.4)
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(5.4)	(4.1)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited the accompanying consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 2, 2010 and May 3, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 2, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Foods Company and subsidiaries as of May 2, 2010 and May 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended May 2, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

June 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Monte Foods Company:

We have audited Del Monte Foods Company and subsidiaries’ internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Del Monte Foods Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Del Monte Foods Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Del Monte Foods Company and subsidiaries as of May 2, 2010 and May 3, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 2, 2010, and our report dated June 29, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

June 29, 2010

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	May 2, 2010	May 3, 2009
ASSETS
Cash and cash equivalents	$53.7	$142.7
Trade accounts receivable, net of allowance	187.0	188.5
Inventories	726.4	677.4
Prepaid expenses and other current assets	128.5	138.6

TOTAL CURRENT ASSETS	1,095.6	1,147.2
Property, plant and equipment, net	658.8	642.6
Goodwill	1,337.7	1,337.7
Intangible assets, net	1,162.4	1,171.5
Other assets, net	34.4	22.3

TOTAL ASSETS	$4,288.9	$4,321.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$469.5	$472.4
Short-term borrowings	5.6	2.3
Current portion of long-term debt	30.0	32.3

TOTAL CURRENT LIABILITIES	505.1	507.0
Long-term debt	1,255.2	1,525.9
Deferred tax liabilities	441.0	390.5
Other non-current liabilities	260.2	291.4

TOTAL LIABILITIES	2,461.5	2,714.8

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized:
500.0; 216.6 issued and 199.2 outstanding at May 2, 2010 and 215.1 issued and 197.7 outstanding at May 3, 2009)	2.2	2.1
Additional paid-in capital	1,085.0	1,047.5
Treasury stock, at cost	(183.1)	(183.1)
Accumulated other comprehensive income (loss)	(59.8)	(38.4)
Retained earnings	983.1	778.4

TOTAL STOCKHOLDERS’ EQUITY	1,827.4	1,606.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,288.9	$4,321.3

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Year
	2010	2009	2008
Net sales	$3,739.8	$3,626.9	$3,179.8
Cost of products sold	2,510.6	2,622.7	2,319.9

Gross profit	1,229.2	1,004.2	859.9
Selling, general and administrative expense	721.2	643.3	541.4

Operating income	508.0	360.9	318.5
Interest expense	116.3	110.3	131.4
Other (income) expense	9.8	24.1	(2.5)

Income from continuing operations before income taxes	381.9	226.5	189.6
Provision for income taxes	139.9	78.8	71.9

Income from continuing operations	242.0	147.7	117.7
Income from discontinued operations before income taxes	1.4	38.9	11.4
Provision (benefit) for income taxes	(0.9)	14.3	(4.0)

Income from discontinued operations	2.3	24.6	15.4

Net income	$244.3	$172.3	$133.1

Basic earnings per common share:
Continuing Operations	$1.22	$0.74	$0.58
Discontinued Operations	0.01	0.13	0.08

Total	$1.23	$0.87	$0.66

Diluted earnings per common share:
Continuing Operations	$1.19	$0.74	$0.58
Discontinued Operations	0.01	0.13	0.08

Total	$1.20	$0.87	$0.66

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in millions, except per share data)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at April 29, 2007	202.2	$2.1	12.0	$(133.1)	$1,021.7	$24.4	$537.1	$1,452.2
Net income	—	—	—	—	—	—	133.1	133.1
Other comprehensive income/(loss):
Loss on cash flow hedging instruments (net of tax of $3.5)	—	—	—	—	—	(5.5)	—	(5.5)
Currency translation adjustment	—	—	—	—	—	1.6	—	1.6
Pension liability adjustment (net of tax of $8.0)	—	—	—	—	—	(12.3)	—	(12.3)

Comprehensive income								116.9
Issuance of shares	0.5	—	—	—	3.8	—	—	3.8
Repurchase of shares	(5.4)	—	5.4	(50.0)	—	—	—	(50.0)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(31.9)	(31.9)
Tax benefit from stock options exercised	—	—	—	—	0.2	—	—	0.2
Adoption of new income tax guidance	—	—	—	—	—	—	0.3	0.3
Stock option expense	—	—	—	—	8.8	—	—	8.8
Restricted stock units and amortization of unearned compensation	—	—	—	—	0.2	—	—	0.2

Balance at April 27, 2008	197.3	2.1	17.4	(183.1)	1,034.7	8.2	638.6	1,500.5
Net income	—	—	—	—	—	—	172.3	172.3
Other comprehensive income/(loss):
Loss on cash flow hedging instruments (net of tax of $9.5)	—	—	—	—	—	(14.7)	—	(14.7)
Currency translation adjustment	—	—	—	—	—	(1.5)	—	(1.5)
Pension liability adjustment (net of tax of $19.6)	—	—	—	—	—	(30.4)	—	(30.4)

Comprehensive income								125.7
Issuance of shares	0.4	—	—	—	2.1	—	—	2.1
Dividends declared ($0.16 per share)						—	(31.6)	(31.6)
Adoption of new benefit plan guidance (net of tax of $0.5)	—	—	—	—	—	—	(0.9)	(0.9)
Stock option expense	—	—	—	—	8.9	—	—	8.9
Restricted stock units and amortization of unearned compensation	—	—	—	—	1.8	—	—	1.8

Balance at May 3, 2009	197.7	2.1	17.4	(183.1)	1,047.5	(38.4)	778.4	1,606.5
Net income	—	—	—	—	—	—	244.3	244.3
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $14.5)	—	—	—	—	—	23.7	—	23.7
Currency translation adjustment	—	—	—	—	—	(5.4)	—	(5.4)
Pension liability adjustment (net of tax of $25.6)	—	—	—	—	—	(39.7)	—	(39.7)

Comprehensive income								222.9
Issuance of shares	1.5	0.1	—	—	12.2	—	—	12.3
Dividends declared ($0.20 per share)	—	—	—	—	—	—	(39.6)	(39.6)
Tax benefit from stock options exercised	—	—	—	—	1.7	—	—	1.7
Stock option expense	—	—	—	—	9.9	—	—	9.9
Restricted stock units and amortization of unearned compensation	—	—	—	—	13.7	—	—	13.7

Balance at May 2, 2010	199.2	$2.2	17.4	$(183.1)	$1,085.0	$(59.8)	$983.1	$1,827.4

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$244.3	$172.3	$133.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.4	104.9	106.2
Deferred taxes	54.4	29.5	44.1
Write off of debt issuance cost and loss on debt refinancing	24.8	—	—
(Gain)/loss on asset disposal	2.6	(23.3)	(7.5)
Stock compensation expense	21.3	12.2	9.0
Discontinuation of hedge accounting for interest rate swap	13.4	—	—
Tax benefit from stock options exercised	—	—	0.1
Impairment loss on pet intangible assets	3.0	11.7	—
Other non-cash items, net	(3.5)	10.1	(6.5)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2.4)	89.5	(26.7)
Inventories	(51.9)	(78.5)	(6.2)
Prepaid expenses and other current assets	19.7	(58.9)	20.7
Other assets, net	(0.5)	2.5	4.5
Accounts payable and accrued expenses	(38.0)	(69.5)	7.4
Other non-current liabilities	(30.7)	(1.9)	8.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	355.9	200.6	286.9

INVESTING ACTIVITIES:
Capital expenditures	(104.9)	(88.7)	(96.7)
Net proceeds from disposal of assets	—	365.8	17.5
Other items, net	—	—	(0.5)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(104.9)	277.1	(79.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	208.8	517.7	543.6
Payments on short-term borrowings	(204.3)	(515.7)	(565.1)
Proceeds from long-term debt	1,042.2	—	—
Principal payments on long-term debt	(1,315.7)	(333.8)	(89.4)
Payments of debt related costs	(43.6)	—	(5.3)
Dividends paid	(37.6)	(31.6)	(32.2)
Issuance of common stock	12.3	2.1	3.8
Purchase of treasury stock	—	—	(50.0)
Excess tax benefits from stock-based compensation	1.7	—	0.1

NET CASH USED IN FINANCING ACTIVITIES	(336.2)	(361.3)	(194.5)

Effect of exchange rate changes on cash and cash equivalents	(3.8)	0.6	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(89.0)	117.0	12.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	142.7	25.7	13.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$53.7	$142.7	$25.7

See Accompanying Notes to Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2010

Note 1.    Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, generating $3.7 billion in net sales in fiscal 2010. The Company’s leading pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9 Lives, Pup-Peroni, Gravy Train, Nature’s Recipe and Canine Carry-Outs and other brand names, and food brands include Del Monte, Contadina, S&W, College Inn and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

Del Monte Corporation (“DMC”) is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). DMC and DMC’s subsidiaries accounted for 100% of the consolidated revenues and net earnings of DMFC, except for expenses relating to compensation of the members of the Board of Directors of the Company. As of May 2, 2010, DMFC’s assets relate solely to its investment in DMC. DMFC had no subsidiaries other than DMC and DMC’s subsidiaries, and had no direct liabilities other than accruals relating to the compensation of the directors of the Board of Del Monte Foods Company. DMFC is separately liable under various full and unconditional guarantees of indebtedness of DMC, including under full and unconditional guarantees of DMC’s 7 1/2% Senior Subordinated Notes due 2019 and DMC’s 6 3/4% Senior Subordinated Notes due 2015. DMC and DMC’s subsidiaries are subject to limitations on their ability to make loans, advances, dividends and distributions to DMFC under the indentures governing DMC’s senior subordinated notes and DMC’s senior credit facility. For a description of DMC’s senior credit facility and senior subordinated notes, see Note 7.

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

On October 6, 2008, pursuant to the Purchase Agreement dated June 29, 2008 among DMC, Dongwon Enterprise Co., Ltd. (“Dongwon Enterprise”), Dongwon Industries Co., Ltd. (“Dongwon Industries”), Dongwon F&B Co., Ltd. (“Dongwon F&B”), Starkist Co. (“Starkist Co.”, and collectively with Dongwon Enterprise, Dongwon Industries, Dongwon F&B, the “Dongwon Entities”), and StarKist Samoa Co. (“Acquisition Sub”), DMC (i) sold to Starkist Co. all of the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

outstanding stock of Galapesca S.A., Panapesca Fishing, Inc. and Marine Trading Pacific, Inc., (ii) caused Star-Kist Samoa, Inc. to be merged with and into Acquisition Sub and (iii) sold to Starkist Co. certain assets that are primarily related to the business of manufacturing, marketing, selling and distributing StarKist brand products and private label seafood products (such business, the “StarKist Seafood Business”). The divestiture included the sale of Del Monte’s manufacturing capabilities in American Samoa and Manta, Ecuador; and certain manufacturing assets associated with the StarKist Seafood Business located in Terminal Island, California and Guayaquil, Ecuador. Under the terms of the Purchase Agreement, the Dongwon Entities paid a purchase price of approximately $359 million at closing. The Company also received approximately an additional $23 million from the Dongwon Entities related to the final working capital adjustment. The Dongwon Entities also assumed certain liabilities related to the StarKist Seafood Business. All of Del Monte’s direct plant employees related to the StarKist Seafood Business joined the Dongwon Entities as a result of the divestiture. In addition, as a result of the transaction, Del Monte transferred to the Dongwon Entities or eliminated a total of 33 salaried positions. The financial results of the StarKist Seafood Business were previously reported within the Consumer Products reportable segment.

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

For reporting purposes, the Company has two reportable segments: Pet Products and Consumer Products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets, and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

All amounts discussed in these Notes to the Consolidated Financial Statements represent continuing operations, unless otherwise noted.

The Company operates on a 52 or 53 week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2010, fiscal 2009 and fiscal 2008 contain 52, 53 and 52 weeks, respectively.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Retirement Benefits: The Company sponsors a qualified defined benefit pension plan (during the third quarter of fiscal 2010, the Company merged its three qualified defined benefit pension plans into a single plan) and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance and other benefits to eligible retired, salaried, non-union hourly and union employees. Under the direction of the Company, independent third-party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the Company in estimating the expenses and liabilities related to these plans. The factors utilized by the Company’s actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods. The funded status of the Company’s pension and other postretirement plans is recorded as a liability, and all unrecognized gains or losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity.

Goodwill and Intangibles with Indefinite Lives: The Company does not amortize goodwill and intangible assets with indefinite lives, but instead tests for impairment at least annually. Additional impairment tests may be performed between annual tests if circumstances indicate that a potential impairment exists. The Company has designated the first day of the fourth fiscal quarter as the annual impairment testing date, at which time the Company engages third party valuation experts to assist in its valuation of its intangible assets with indefinite lives and reporting units that have goodwill assigned to them.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its book value. The estimated fair value is computed using two approaches: the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. If the fair value of the reporting unit is determined to be more than its book value, no goodwill impairment is recognized.

If the fair value of the reporting unit is determined to be less than its book value, actual goodwill impairment, if any, is computed using a second step of the impairment test. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment.

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

May 2, 2010

estimating future cash flows, market interest rates, discount rates, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and intangible assets with indefinite lives. Different assumptions regarding future performance, discount rates or other factors could result in future impairment losses.

Stock-based Compensation: The Company expenses employee stock option grants and other stock-based compensation over the vesting period, based on the fair value on the date the stock-based compensation was granted.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The book value reported in the balance sheet for cash equivalents approximates its fair value.

Inventories: The cost of finished products inventories includes raw materials, direct labor, certain freight and warehousing costs and indirect production and overhead costs. Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods to value its inventories. The determination of FIFO or LIFO depends on the production location of the inventories. Each production facility is designated as either a LIFO or FIFO inventory facility. Generally, the Pet Products locations use the FIFO method and the Consumer Products locations use the LIFO method to value inventories. For the LIFO facilities, the Company has established LIFO pools for containers and finished goods inventories.

There was no liquidation of the LIFO layers in fiscal 2009. In fiscal 2010 and fiscal 2008 there was a liquidation of the LIFO layers which resulted in a net decrease to cost of products sold of $2.0 million and $0.1 million, respectively.

As the Company manufactures new inventories, new current year costs are developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs resulted in a credit balance LIFO reserve of $42.2 million as of May 2, 2010 and $32.4 million as of May 3, 2009. The credit balance LIFO reserve increase during fiscal 2010 was due to fiscal 2010 inventory costs being higher than fiscal 2009 inventory costs.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are: land improvements—5 to 25 years; buildings and leasehold improvements—10 to 50 years; machinery and equipment—10 to 20 years; and computers and software—3 to 7 years. Depreciation of plant and equipment and leasehold amortization was $87.1 million, $90.8 million and $93.2 million (including depreciation and amortization related to discontinued operations) for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The Company’s capitalization of software development costs for internal use begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. Including costs paid to third-party vendors, the Company capitalized $11.2 million, $15.3 million and $14.7 million of software development costs in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to systems supporting the Company’s infrastructure.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Long-lived Assets: The Company reviews long-lived assets held and used, intangible assets with finite lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s book value to determine if a write-down was required. If the undiscounted cash flows are less than the book value, an impairment loss is recorded to the extent that the book value exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of book value or fair value less estimated costs to sell.

The Company’s intangible assets with estimable lives generally have useful lives ranging between 15 and 40 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges for fiscal 2010, fiscal 2009 and fiscal 2008 was $5.7 million, $6.3 million and $5.1 million, respectively (including amortization expense related to discontinued operations). Deferred debt issuance costs are included in other assets. In fiscal 2010, the Company wrote off $8.3 million of debt issuance costs in connection with refinancing activities (see Note 7).

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, currency, commodity, transportation and other price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”).

All derivative instruments are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income (“OCI”). The gain or loss included in OCI is subsequently reclassified into net income on the same line in the Consolidated Statements of Income as the hedged item in the same period that the hedge transaction affects net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other income or expense. The settlement of a cash flow hedging instrument is classified as an operating activity in the Statement of Cash Flows. For derivatives designated as Economic Hedges, all changes in fair value are reported in other income or expense.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Fair Value of Financial Instruments: The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The book value of the Company’s floating rate debt instruments approximates fair value because the interest rates adjust periodically to the current market rates. The following table provides the book value and fair value of the Company’s fixed rate notes:

	May 2, 2010		May 3, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
8 5/8 % senior subordinated notes	$—	$—	$450.0	$460.1
6 3/4 % senior subordinated notes	250.0	257.8	250.0	241.9
7 1/2 % senior subordinated notes	450.0	474.8	—	—

Fair values were estimated based on quoted market prices from the trading desk of a nationally recognized investment bank.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Asset Retirement Obligations: Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the book value of the long-lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of May 2, 2010 and May 3, 2009, the asset retirement obligation totaled $7.5 million and $7.0 million, respectively. In addition, certain of the Company’s production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities and accordingly has not recorded an asset retirement obligation for these matters.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

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

Comprehensive Income: Comprehensive income is comprised of net income and OCI. OCI is comprised of pension and other postretirement employee benefit adjustments, net of tax, currency translation adjustments and net unrealized gains or losses on cash flow hedging instruments, net of tax.

The components of AOCI, as shown in the Consolidated Balance Sheets, are as follows:

	May 2, 2010	May 3, 2009
	(in millions)
Currency translation adjustments	$(5.8)	$(0.4)
Pension and other postretirement employee benefit adjustments	(57.9)	(18.2)
Gain/(loss) on cash flow hedging instruments	3.9	(19.8)

Total accumulated other comprehensive income (loss)	$(59.8)	$(38.4)

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. For fiscal 2010, fiscal 2009 and fiscal 2008, one customer accounted for approximately 35%, 34% and 31% of list sales, which approximates gross sales, respectively. This customer accounted for approximately 37% and 39% of trade accounts receivable as of May 2, 2010 and May 3, 2009, respectively. This customer is also the most significant customer of each of the Company’s reportable segments. The top ten customers represented approximately 63%, 62% and 62% of the Company’s list sales for fiscal 2010, fiscal 2009 and fiscal 2008 respectively. The Company closely monitors the credit risk associated with its customers.

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

May 2, 2010

Cost of Products Sold: Cost of products sold represents expenses incurred that are directly connected with bringing the products to a salable condition. These costs include raw material, packaging, labor, certain transportation and warehousing costs and overhead expenses.

Foreign Currency Translation: For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average exchange rates during the period, and balance sheet items are translated at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates from period to period are included in AOCI, a component of stockholders’ equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income. Based upon the three-year cumulative inflation rate, the Company began treating Venezuela as a highly inflationary economy effective with the beginning of the fourth quarter of fiscal 2010. Accordingly, the functional currency for the Company’s Venezuelan subsidiary is the U.S. dollar and beginning in the fourth quarter of fiscal 2010 the impact of Venezuelan currency fluctuations is recorded in earnings.

Advertising Expense: All costs associated with advertising are generally expensed as incurred. Marketing expense, which includes advertising expense, was $216.8 million, $140.6 million and $96.0 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and is included in selling, general and administrative expense.

Research and Development: Research and development costs are included as a component of selling, general and administrative expense. Research and development costs were $26.8 million, $23.7 million and $23.7 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company beginning in the first quarter of fiscal 2010. The amendments were effective February 2010. The adoption of this statement did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and nonauthoritative. The ASC is the sole source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC was adopted by the Company in the second quarter of fiscal 2010. The adoption of the ASC did not impact the Company’s consolidated financial statements.

Note 3.    Discontinued Operations

As described in Note 1, on October 6, 2008 Del Monte completed the divestiture of the StarKist Seafood Business. As a result of the sale, the Company recognized a gain of $42.6 million, included in income from discontinued operations, and taxes of $12.8 million included in provision for income taxes from discontinued operations. At the time of sale, Del Monte entered into a two-year Operating Services Agreement (scheduled to be completed in September 2010) pursuant to which the Company currently provides operational services to Starkist Co. such as warehousing, distribution, transportation, sales, information technology and administration. Del Monte has concluded that the continuing cash flows related to the Operating Services Agreement are not direct cash flows because such cash flows are not significant to the StarKist Seafood Business; accordingly, the operating results of the StarKist Seafood Business are appropriately reported as discontinued operations.

Star-Kist Samoa, Inc., which merged with and into Acquisition Sub in connection with the sale of the StarKist Seafood Business as described in Note 1, was party to a 10-year supply agreement with Tri-Marine International, Inc. (“Tri-Marine”) to purchase annual quantities of raw tuna from various vessels owned by or contracted to Tri-Marine. Total purchases by the Company under this agreement were approximately $72.8 million and $73.7 million for fiscal 2009 (for the period prior to the sale) and fiscal 2008, respectively.

Additionally, in connection with the sale of the StarKist Seafood Business, DMC entered into a Bifurcation and Partial Assignment and Assumption Agreement with Impress Group, B.V. (“Impress”) and Starkist Co. to bifurcate and assign to Starkist Co. specified rights and obligations under the Amended and Restated Supply Agreement between Impress and Del Monte Corporation dated as of January 23, 2008 (the “Supply Agreement”). Total purchases by the Company under the bifurcated and assigned portion of the Supply Agreement (including under its predecessor agreement) were approximately $22.7 million and $39.6 million for fiscal 2009 (for the period prior to the sale) and fiscal 2008, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Net sales from discontinued operations were $2.0 million, $283.9 million and $557.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Net sales from discontinued operations for fiscal 2010 are primarily related to changes in estimates as the Company performs the wind-down of the StarKist Seafood Business.

The following table sets forth the components of basic and diluted earnings per common share for discontinued operations for fiscal 2009:

Fiscal Year 2009
Basic & diluted earnings per common share
Gain on sale of the StarKist Seafood Business	$0.15
Loss from the StarKist Seafood Business	(0.02)

Income from discontinued operations	$0.13

Income from discontinued operations for fiscal 2010, fiscal 2009 and fiscal 2008 includes approximately $0.0 million, $1.5 million and $10.0 million, respectively, of depreciation expense.

In October 2008, the Company applied $305.0 million from the divestiture of the StarKist Seafood Business toward the reduction of term loans. The interest expense allocated to discontinued operations represents the portion of total interest expense related to the debt repaid.

As of May 2, 2010 and May 3, 2009 there are no real properties that meet the criteria of assets held for sale.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Note 4.    Supplemental Financial Statement Information

	May 2, 2010	May 3, 2009
	(in millions)
Trade accounts receivable:
Trade	$187.3	$188.7
Allowance for doubtful accounts	(0.3)	(0.2)

TRADE ACCOUNTS RECEIVABLE, NET	$187.0	$188.5

Inventories:
Finished products	$616.8	$552.0
Raw materials and in-process material	43.5	45.2
Packaging material and other	108.3	112.6
LIFO Reserve	(42.2)	(32.4)

TOTAL INVENTORIES	$726.4	$677.4

Prepaid expenses and other current assets:
Prepaid expenses	$85.0	$80.3
Other current assets	43.5	58.3

PREPAID EXPENSES AND OTHER CURRENT ASSETS	$128.5	$138.6

Property, plant and equipment:
Land and land improvements	$33.9	$30.2
Buildings and leasehold improvements	304.7	296.5
Machinery and equipment	784.4	729.6
Computers and software	112.9	100.1
Construction in progress	50.9	46.2

	1,286.8	1,202.6
Accumulated depreciation	(628.0)	(560.0)

PROPERTY, PLANT AND EQUIPMENT, NET	$658.8	$642.6

Accounts payable and accrued expenses:
Accounts payable—trade	$172.1	$184.0
Marketing and advertising	84.2	75.5
Accrued payroll and related costs	57.3	52.2
Accrued interest	5.6	18.7
Income tax payable	0.5	4.9
Current portion of pension liability	44.5	41.6
Other current liabilities	105.3	95.5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$469.5	$472.4

Other non-current liabilities:
Accrued postretirement benefits	$137.3	$109.5
Pension liability	38.1	77.9
Other non-current liabilities	84.8	104.0

OTHER NON-CURRENT LIABILITIES	$260.2	$291.4

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

	Fiscal Year
	2010	2009	2008
	(in millions)
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of year	$(0.2)	$(0.1)	$(0.3)
Additions: charged to costs and expenses	(0.1)	(0.1)	(0.2)
Deductions: write-offs or reversals	—	—	0.4

Allowance for doubtful accounts at end of year	$(0.3)	$(0.2)	$(0.1)

Note 5.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	May 2,	May 3,
	2010	2009
	(in millions)
Goodwill	$1,337.7	$1,337.7

Non-amortizable intangible assets:
Trademarks	$1,060.5	$1,071.6

Amortizable intangible assets:
Trademarks	40.7	32.6
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	132.6
Accumulated amortization	(38.8)	(32.7)

Amortizable intangible assets, net	101.9	99.9

Intangible assets, net	$1,162.4	$1,171.5

During the second quarter of fiscal 2010, the Company recognized an impairment charge of $3.0 million related to one of its Pet Products non-amortizable intangible assets and moved this brand from non-amortizable intangible assets to amortizable intangible assets. This impairment charge is included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended May 2, 2010.

During the fourth quarter of fiscal 2009, management decided to discontinue five non-core pet brands and accordingly the related unamortized balances of the trademark intangible assets were impaired. The Company recorded an impairment charge of $11.7 million related to the impaired intangible assets which is included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended May 3, 2009.

As of May 2, 2010 and May 3, 2009, the Company’s goodwill was comprised of $1,187.5 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Amortization expense for fiscal 2010, fiscal 2009 and fiscal 2008 was $6.1 million, $7.8 million and $7.9 million, respectively. The following table presents expected amortization of intangible assets as of May 2, 2010, for each of the five succeeding fiscal years (in millions):

2011	$7.2
2012	7.2
2013	5.8
2014	4.5
2015	4.5

Note 6.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	Fiscal Year
	2010	2009	2008
	(in millions, except per share data)
Basic earnings per common share:
Numerator:
Net income from continuing operations	$242.0	$147.7	$117.7

Denominator:
Weighted average shares	199.0	198.1	200.6

Basic earnings per common share	$1.22	$0.74	$0.58

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$242.0	$147.7	$117.7

Denominator:
Weighted average shares	199.0	198.1	200.6
Effect of dilutive securities	3.8	0.3	2.2

Weighted average shares and equivalents	202.8	198.4	202.8

Diluted earnings per common share	$1.19	$0.74	$0.58

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, and other deferred stock awards.

Stock options and restricted shares outstanding in the amounts of 2.3 million, 16.9 million and 10.9 million were not included in the computation of diluted earnings per share for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, because inclusion of these options and restricted shares would be antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Note 7.    Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated:

	May 2, 2010	May 3, 2009
	(in millions)
Short-term borrowings:
Revolver	$—	$—
Other	5.6	2.3

	$5.6	$2.3

Long-term debt:
Term A Loan	$592.5	$218.5
Term B Loan	—	639.7

Total Term Loans	592.5	858.2

8 5/8 % senior subordinated notes	—	450.0
6 3/4 % senior subordinated notes	250.0	250.0
7 1/2 % senior subordinated notes	450.0	—

	1,292.5	1,558.2
Less unamortized discount on the 7 1/2% senior subordinated notes (1)	7.3	—
Less current portion	30.0	32.3

	$1,255.2	$1,525.9

(1)	Amortization on the debt discount was $0.5 million for the year ended May 2, 2010.

Senior Credit Facility

On January 29, 2010, the Company entered into a new five-year senior secured credit agreement with Bank of America, N.A., as administrative agent, and the other lender and agent parties thereto (with all related loan documents, and as amended from time to time, the “Senior Credit Facility”), replacing the Company’s prior credit agreement dated February 8, 2005 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective January 29, 2010. The remaining obligations of DMC and DMFC under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations under such facility.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The Senior Credit Facility consists of a $500.0 million five-year revolving credit facility (the “Revolver”) and a $600.0 million five-year term A loan facility (the “Term A Facility”). The Senior Credit Facility also provides that, under certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $500.0 million, subject to receipt of additional lending commitments for such loans. The Revolver includes a letter of credit subfacility of $150.0 million. On January 29, 2010, the Company borrowed $50.0 million under the Revolver. The Company used the initial borrowing under the Revolver, the proceeds from the Term A Facility, and other available cash to repay all outstanding borrowings under the Prior Credit Facility (consisting of $205.7 million of term A loans and $636.4 million of term B loans), to pay accrued interest with respect to such loans, and to fund the payment of certain fees and costs relating to the Senior Credit Facility.

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

The Term A Facility requires amortization in the form of quarterly scheduled principal payments of $7.5 million per fiscal quarter, from April 30, 2010 to October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility. Unlike amounts repaid under the Revolver, any amounts the Company repays under the Term A Facility may not be reborrowed.

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

May 2, 2010

The Senior Credit Facility contains customary restrictive covenants (including financial covenants), events of default, funding conditions, yield protection provisions, representations and warranties and other customary provisions for senior secured credit facilities.

The Company recognized $21.0 million of expense related to entering into the Senior Credit Facility and refinancing of the Prior Credit Facility, including $13.4 million of expense relating to the discontinuation of hedge accounting for the Company’s three-year $400.0 million interest rate swap. Of the total expense amount, $7.6 million is included in interest expense and $13.4 million is included in other expense in the Consolidated Statements of Income.

As of May 2, 2010, there were no loans outstanding under the $500.0 million Revolver, the amount of letters of credit issued under the Revolver was $63.6 million and the net availability under the Revolver was $436.4 million.

Senior Subordinated Notes

On October 1, 2009, DMC consummated a private placement offering of its senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7 1/2% (the “7 1/2% Notes”). DMC used proceeds from the 7 1/2% Notes along with other available funds to fund a tender offer for its outstanding 8 5/8% senior subordinated notes due 2012 (“Old Notes”). DMC purchased $440.5 million aggregate principal amount of the Old Notes pursuant to the tender offer. Old Notes totaling $9.5 million aggregate principal amount were not tendered and remained outstanding until December 16, 2009 when DMC redeemed them.

During fiscal 2010, the Company recognized $17.2 million of expense related to the issuance of the 7 1/2% Notes and tender offer for the Old Notes, which is included in interest expense in the Consolidated Statements of Income.

Interest on the 7 1/2% Notes is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2010. Certain subsidiaries of DMC initially guaranteed DMC’s obligations under the 7 1/2% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 7 1/2% Notes are guaranteed by DMFC. DMC has the option to redeem the 7 1/2% Notes at a premium at any time before October 14, 2017, and at face value beginning on October 14, 2017, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Pursuant to the terms of a registration rights agreement, DMC along with DMFC entered into in connection with the issuance of the 7 1/2% Notes, DMC agreed, among other things, to use its commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 7 1/2% Notes for notes of DMC substantially identical in all material respects to the 7 1/2% Notes. Under certain circumstances, in lieu of a registered exchange offer, DMC has agreed to file a shelf registration statement with the SEC with respect to the resale of the 7 1/2% Notes. In the event that the Exchange Offer is not consummated (or, as applicable the shelf registration statement is not declared effective) on or prior to October 1, 2010, the annual interest rate borne by the 7 1/2% Notes will be increased by 0.5% until the Exchange Offer is completed or the shelf registration statement is declared effective. The Exchange Offer was launched on June 4, 2010 and is currently expected to be completed in early July 2010.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Through a private placement offering on February 8, 2005, DMC issued $250.0 million principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC had guaranteed DMC’s obligations under the 6 3/4% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 6 3/4% Notes are guaranteed by DMFC. The Company has the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005 and all references to 6 3/ 4% Notes in this annual report on Form 10-K include such substantially identical registered notes.

The indentures governing our 7 1/2% Notes and our 6 3/4% Notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

Maturities

As of May 2, 2010, scheduled maturities of long-term debt are as follows (in millions):

2011	$30.0
2012	30.0
2013	30.0
2014	30.0
2015	722.5
Thereafter	450.0

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

The financial covenants in the Senior Credit Facility include a maximum total debt ratio and a minimum fixed charge coverage ratio. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time. The Company’s compliance with these financial covenants is tested on a quarterly basis. Availability of borrowings under the Revolver under the Senior Credit Facility is subject to the financial and other covenants.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The Company believes that it is currently in compliance with all of its restrictive and financial covenants and was in compliance therewith as of May 2, 2010.

Senior Subordinated Note Indenture Covenants

As a general matter, the restrictive covenants set forth in the Company’s indentures are less restrictive than the comparable covenants in the Senior Credit Facility. The restrictive covenants in the indenture governing the 7 1/2% Notes are similar to the restrictive covenants in the indenture governing the 6 3/4% Notes.

The restrictive covenants in the senior subordinated note indentures include covenants limiting the ability of DMC, and the ability of DMC’s restricted subsidiaries (as defined in the indentures), to pay dividends on or redeem or repurchase capital stock, make loans and investments, enter into transactions with affiliates, incur additional indebtedness, enter into contingent obligations (including guaranties), sell assets (other than in the ordinary course of business), incur liens, agree to restrictions on subsidiary dividends and other payments, and enter into consolidations or mergers. The Company has the option, subject to certain conditions, to designate any or all of DMC’s subsidiaries as unrestricted subsidiaries under one or both of the senior subordinated note indentures, which such designation would exempt each subsidiary so designated from many of the restrictive covenants in the indentures. To date, the Company has not exercised the option to designate any subsidiary as “unrestricted.” The restrictive covenants in the Company’s senior subordinated note indentures include a covenant limiting the ability of DMFC to enter into any consolidation, merger or sale of substantially all of its assets. In addition, the indentures limit the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the indentures) may under certain conditions result in a requirement for the Company to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus accrued interest. The senior subordinated note indentures do not contain financial covenants, but do require the Company to meet certain financial ratio requirements as a condition to taking certain actions (including, under certain circumstances, incurring additional indebtedness). Each indenture contains a provision pursuant to which certain of the restrictive covenants set forth therein will be suspended at any time that the applicable notes are rated “investment grade,” as defined in such indenture, if at such time no default or event of default has occurred and is continuing.

The Company believes that it is currently in compliance with all of its restrictive and financial covenants and was in compliance therewith as of May 2, 2010.

Supplemental Disclosure of Cash Flow Information

The Company made cash interest payments of $97.4 million, $111.1 million and $144.9 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Cash interest paid in fiscal 2010 does not include cash costs paid in connection with entering into the Senior Credit Facility and refinancing the Prior Credit facility and the issuance of the 7 ½% Notes and tender offer for the Old Notes and which are included in interest expense in the Consolidated Statements of Income.

Note 8.    Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates, which (to the extent effective) affect interest expense on the Company’s floating-rate obligations as well as the cost of its raw materials and other inputs, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On September 6, 2007, the Company entered into an interest rate swap, with a notional amount of $400.0 million, as the fixed rate payer. The swap had an effective date of October 26, 2007 and a maturity date of October 29, 2010. A formal cash flow hedge accounting relationship was established between the swap and a portion of the Company’s interest payment on floating rate debt. Swaps are recorded as an asset or liability in the Company’s consolidated balance sheet at fair value, with an offset to AOCI to the extent the hedge is effective. Derivative gains and losses included in OCI are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness gains and losses are recorded as an adjustment to other (income) expense.

As discussed in Note 7, on January 29, 2010 the Company entered into the Senior Credit Facility which replaces the Company’s Prior Credit Facility. In conjunction with the repayment of the Prior Credit Facility, the interest rate swap was deemed ineffective due to the repayment of the underlying hedged liability. Accordingly, during the fiscal year ended May 2, 2010, the $13.4 million loss associated with the swap being deemed ineffective was reclassified from OCI into earnings and is included in other (income) expense in the Consolidated Statements of Income. The interest rate cash flow hedges had an impact of $12.5 million on interest expense for fiscal 2010. On April 27, 2010 the Company terminated its interest rate swap and made a final payment to the counterparty of $13.4 million.

In fiscal 2009, the Company’s interest rate cash flow hedge resulted in a $4.5 million decrease to OCI and a $2.9 million increase to deferred tax assets. The interest rate cash flow hedge had an impact of $9.1 million on interest expense for fiscal 2009. The fair value of the Company’s interest rate swap was recorded as a non-current liability of $21.1 million at May 3, 2009.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings. These contracts may have a term of up to 24 months.

On May 2, 2010, the fair values of the Company’s commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million. The fair values of the Company’s commodities hedges were recorded as current assets of $1.9 million and current liabilities of $17.0 million at May 3, 2009.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Other: During portions of fiscal 2009 the Company carried out a hedging program for heating oil. The heating oil contracts were used as a proxy for fluctuations in diesel fuel prices. These contracts generally had a term of less than twelve months and did not qualify as cash flow hedges for accounting purposes. Accordingly, associated gains and losses were recorded directly as other income or expense. As of May 3, 2009, all heating oil contracts were closed. No such contracts were entered into during fiscal 2010.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of May 2, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $4.5 million and current liabilities of $0.5 million. As of May 3, 2009, the fair values of the Company’s foreign currency hedges were recorded as current assets of $0.6 million and current liabilities of $1.0 million.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Consolidated Balance Sheet as of May 2, 2010 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
(in millions)
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$—
Foreign currency exchange contracts	Prepaid expenses and other current assets	4.5	Accounts payable and accrued expenses	0.5
Commodity and other contracts	Prepaid expenses and other current assets	11.1	Accounts payable and accrued expenses	2.5

Total		$15.6		$3.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The fair value of derivative instruments recorded in the Consolidated Balance Sheet as of May 3, 2009 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
(in millions)
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$21.1
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.6	Accounts payable and accrued expenses	1.0
Commodity and other contracts	Prepaid expenses and other current assets	1.9	Accounts payable and accrued expenses	17.0

Total		$2.5		$39.1

The effect of derivative instruments recorded for the fiscal year ended May 2, 2010 in the Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
(in millions)
Interest rate contracts	$12.8	Interest expense	$(12.5)	Other income (expense)	$(13.4)
Foreign currency exchange contracts	2.5	Cost of products sold	0.5	Other income (expense)	0.4
Commodity and other contracts	1.5	Cost of products sold	(11.5)	Other income (expense)	3.3

Total	$16.8		$(23.5)		$(9.7)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

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
(in millions)
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

In the first quarter of fiscal 2009, the Company adopted the fair value provisions for financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted the fair value provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010. As of May 2, 2010, the Company did not have any significant nonfinancial assets or liabilities measured at fair value subsequent to their initial recognition.

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The Company uses commodity contracts, interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity prices, diesel fuel prices, interest rates and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value
	Level 1		Level 2		Level 3
Description	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
	(in millions)
Assets
Commodity Contracts	$3.5	$1.9	$7.6	$—	$—	$—
Foreign Currency Contracts	—	—	4.5	0.6	—	—

Total	$3.5	$1.9	$12.1	$0.6	$—	$—

Liabilities
Commodity Contracts	$2.2	$17.0	$0.3	$—	$—	$—
Foreign Currency Contracts	—	—	0.5	1.0	—	—
Interest Rate Swap	—	—	—	21.1	—	—

Total	$2.2	$17.0	$0.8	$22.1	$—	$—

The Company’s determination of the fair value of its interest rate swap was calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade, and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap and swaption contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or corroborated by observable market data available from the Energy Information Administration.

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the senior subordinated notes are disclosed in Note 2. The fair value of the retirement plans’ investments are disclosed in Note 11.

In February 2007, the FASB issued a statement which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement was effective for the Company as of April 28, 2008, the first day of fiscal 2009. As of May 2, 2010, the Company has not elected to adopt the fair value option for any financial instruments or other items.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Note 10.    Stock Plans

On August 4, 1997, the Company adopted the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan (amended on November 4, 1997, October 14, 1999 and August 24, 2000) (“the 1997 Non-Employee Plan”). Under the 1997 Non-Employee Plan, grants of non-qualified stock options were able to be made to certain non-employee directors and independent contractors of the Company. The term of any option may not be more than ten years from the date of its grant and options generally vested over a four-year period. As of May 2, 2010, an eligible non-employee director held options to purchase 22,500 shares of common stock under this plan. No additional shares are available to be granted under the 1997 Non-Employee Plan.

The Del Monte Foods Company 1998 Stock Incentive Plan (the “1998 Plan”) was initially adopted by the Board of Directors (the “Board”) on April 24, 1998, modified by the Board on September 23, 1998 and approved by the then stockholders on October 28, 1998. Under the 1998 Plan, grants of incentive and nonqualified stock options (“Options”), stock appreciation rights (“SARs”) and stock bonuses were able to be made to certain employees, non-employee directors and consultants of Del Monte. The term of any Option or SAR may not be more than ten years from the date of its grant. Options generally vested over four or five years. As of May 2, 2010, eligible employees held options to purchase 1,146,464 shares of common stock under the 1998 Plan. No additional shares are available to be granted under the 1998 Plan.

The Del Monte Foods Company 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board on October 11, 2002 and approved by the stockholders on December 19, 2002, effective December 20, 2002. On August 15, 2005, the Board approved the amendment and restatement of the 2002 Plan, subject to stockholder approval. On September 29, 2005, the stockholders approved the amendment and restatement of the 2002 Plan. On August 3, 2007, the Board adopted the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective August 6, 2007, subject to stockholder approval. On September 27, 2007, the stockholders approved the amendment and restatement of the 2002 Plan. On July 28, 2009, the Board adopted the Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective July 28, 2009, subject to stockholder approval (the “Amended 2002 Plan”). The Amended 2002 Plan was approved by the Company’s stockholders at its annual meeting held on September 24, 2009. Under the Amended 2002 Plan, the total number of shares authorized for grant was increased by 11,419,645 shares to 42,978,385 shares. The Amended 2002 Plan allows for grants of incentive and nonqualified stock options, stock appreciation rights, stock bonuses and other stock-based compensation, including performance units or shares (together with Options, SARs and stock bonuses, “Stock-based Incentive Awards”). The 2002 Plan also allows cash awards. The term of any Option or SAR may not be more than ten years from the date of its grant. Subject to certain limitations, the Compensation Committee of the Board has authority to grant Stock-based Incentive Awards and cash awards under the Amended 2002 Plan and to set the terms of any Stock-based Incentive Awards and cash awards. Grants may be made to certain employees, non-employee directors and independent contractors. Options generally vest over four years. In addition, under the Amended 2002 Plan shares of common stock issued pursuant to equity incentives granted under the Amended Plan on or after May 4, 2009 reduce the Amended 2002 Plan’s share reserve by one share in the case of options and stock appreciation rights with exercise prices at least equal to fair market value of the Company’s common stock on the grant date and by 1.98 shares in the case of all other equity incentives granted under the Amended 2002 Plan; provided, however, that for such other stock awards granted prior to May 4,

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

2009 but on or after April 20, 2007, the reduction is 2.79 shares, instead of 1.98 shares. Prior to April 30, 2007 but on or after May 2, 2005, the reduction is 1.94 shares. For all awards granted prior to May 2, 2005, the number of shares of common stock available for issuance under the Amended 2002 Plan is reduced by one share for each share of common stock issued.

On October 23, 2009 (during the second quarter of fiscal 2010), the Board approved the amendment and restatement of the Del Monte Foods Company Non-Employee Director Compensation Plan. The Non-Employee Director Compensation Plan, as so amended, generally provides, among other things, that each eligible director annually receives $0.11 million worth of restricted Del Monte common stock or restricted stock units (“Non-Employee Director RSUs”) under the Amended 2002 Plan. Such Non-Employee Director RSUs generally are granted promptly after each annual meeting of stockholders, and vest over three years from the date of grant (it being understood, for example, that in the event the date of the third regularly scheduled annual meeting is less than three full calendar years from the date of grant, such Non-Employee Director RSUs shall nevertheless vest immediately prior to such annual meeting). Non-Employee Directors appointed between annual meetings are granted a prorated award upon appointment. The amendment and restatement of this plan was made subsequent to the September 24, 2009 annual meeting, and each Non-Employee Director had received a restricted stock unit grant calculated based on $0.08 million, the then applicable annual equity compensation amount, on such date. To reflect the additional $0.03 million to be provided under the plan as amended, the plan provided for a grant following the announcement of the second quarter fiscal 2010 results. Accordingly during fiscal 2010, the Company granted 56,168 Non-Employee Director RSUs after the 2009 annual meeting based on the average of the high and low price on September 24, 2009 of $11.40 per share, and an additional 21,240 Non-Employee Director RSUs based on the average of the high and low stock price on December 7, 2009, of $11.30 per share.

During fiscal 2010, the Company granted up to a maximum of 879,150 performance shares (586,100 shares at the target amount) to employees at a grant date fair value of $6.19 per share. Performance shares granted in fiscal 2010 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2011 to the end of fiscal 2013. Performance shares granted in fiscal 2009 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2010 to the end of fiscal 2012. Performance shares granted in fiscal 2008 vest solely in connection with the attainment of predetermined relative total shareholder return for the period from the beginning of fiscal 2009 to the end of fiscal 2011. Performance shares granted in fiscal 2007 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2009, fiscal 2010 and fiscal 2011. Performance shares granted in fiscal 2006 vest solely in connection with the attainment, as determined by DMFC’s Compensation Committee, of predetermined financial goals for each of fiscal 2008, fiscal 2009 and fiscal 2010. In fiscal 2008, based on prior expectations at that time, the Company reversed approximately $3.8 million of prior expense and discontinued recording future expense related to the fiscal 2007 and fiscal 2006 performance share grants as the achievement of the related targets was deemed improbable. During the third quarter of fiscal 2010 the Company updated its forecast and management deemed that it was probable the last tranche of the fiscal 2006 grant and the last two tranches of the fiscal 2007 grant would vest. As a result, in fiscal 2010, the Company recorded approximately $5.1 million of expense related to these grants representing the cumulative compensation cost through fiscal 2010.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

During fiscal 2010, the Company granted 353,000 performance accelerated restricted stock units (“PARs”) to employees at a grant date fair value of $10.46 per share. PARs granted in fiscal 2010 vest in September of fiscal 2015, subject to earlier vesting if certain targets are met. PARs granted in fiscal 2009 vest in September of fiscal 2014, subject to earlier vesting if certain targets are met. PARs granted in fiscal 2008 vest in September of fiscal 2013, subject to earlier vesting if certain targets are met. The acceleration criteria associated with the PARs granted in fiscal 2007 and fiscal 2008 were achieved.

Certain employees, upon termination of their employment with the Company without cause or resignation for good reason, based on the terms of their respective award agreements, employment agreements or the DMC Executive Severance Plan, if applicable, may receive a pro-rata share of their stock option, PARs and performance share grants, subject to the Company’s pro-rata policy in effect at the time of the employee’s termination of employment; provided that, pro-rata performance shares shall only vest upon the achievement of the established performance target. Employees who are retirement eligible (as defined in the Amended 2002 Plan) and who separate from service will receive a pro-rata share of their original stock option, PARs and performance share grants, subject to the same conditions and limitations described above; provided that, such retirement eligible employees will have the life of the award agreement to exercise their outstanding stock options. In addition, employees who separate from service due to death or disability (as defined in the Amended 2002 Plan) will receive full vesting of their stock option and PARs grants, as well as that portion of the performance shares which vest upon the achievement of the established performance target; such employees will have the life of the award agreement to exercise their outstanding stock options.

The Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan was adopted by the Board on January 22, 2003, effective April 28, 2003 (the “2003 Plan”). On December 16, 2004, the Board froze the 2003 Plan and the deferrals under that plan with respect to any subsequent deferral of director fees and adopted the 2005 Non-Employee Director Deferred Compensation Plan (the “2005 Plan”), effective January 1, 2005 which contained substantially the same terms as the 2003 Plan, with changes intended to comply with the American Jobs Creation Act of 2004. Beginning April 28, 2003, under the 2003 Plan and continuing under the 2005 Plan, non-employee directors could elect to defer 0%, 50% or 100% of their cash compensation, stock-based compensation or both, which amount would instead be converted to deferred stock units each representing one share of the Company’s common stock. Upon termination from the Board, the deferred stock units are converted to shares of the Company’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares are issued under the Amended 2002 Plan. As of May 2, 2010, participating non-employee directors held 146,254 deferred stock units issued under the Amended 2002 Plan in connection with deferrals under the 2003 Plan and the 2005 Plan.

The Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) was initially adopted on October 14, 1999. On September 24, 2009 the Board froze the AIP Deferred Compensation Plan (the “Old Plan”) effective October 1, 2009 and adopted the Del Monte Foods Company Deferred Compensation Plan. Accordingly, on and after October 1, 2009, no new deferrals may be made under the Old Plan and no new participants may be admitted under the Old Plan.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The deferred stock units and related distributed shares of Del Monte common stock issued in connection with deferrals under the Old Plan are issued under the Amended 2002 Plan. As of May 2, 2010, 845,165 deferred stock units were outstanding, 746,849 of which were vested, under the Amended 2002 Plan and a frozen executive deferred compensation plan in connection with deferrals under these plans.

As of May 2, 2010, eligible employees and non-employee directors held 1,444,400 PARs, 991,419 deferred stock units, 153,214 Director RSUs, 2,948,553 performance shares and options to purchase 17,556,542 shares of common stock under the Amended 2002 Plan. As of May 2, 2010, 8,220,424 additional shares were available under the Amended 2002 Plan to be issued in connection with future awards.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted for fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal Year
	2010	2009	2008
Expected life (in years)	6.0	6.1	7.0
Expected volatility	28.5%	26.4%	26.4%
Risk-free interest rate	2.7%	3.2%	4.4%
Dividend yield	2.6%	1.8%	1.4%

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

The weighted average fair value per share of options granted during the year was $2.69, $2.04 and $3.29, for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Except for performance shares that vest based on relative total shareholder return, the fair value of other stock-based compensation was determined by the market value of the Company’s common stock on the date of grant. Performance shares that vest based on relative total shareholder return are considered to contain a market condition; the fair value of these shares was determined based on a model which considered the estimated probabilities of possible outcomes. For stock awards that are not credited with dividends during the vesting period, the value is reduced by the present value of the expected dividend stream during the vesting period in order to calculate the grant date fair value. The total intrinsic value of options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $6.5 million, $0.2 million and $1.3 million, respectively.

The Company recognized total stock compensation expense of $21.3 million, $12.2 million and $9.0 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $8.4 million, $4.3 million and $3.2 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. No compensation cost was capitalized as part of inventory and fixed assets for fiscal 2010, fiscal 2009 and fiscal 2008.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at April 29, 2007	14,887,766	$9.61	8,918,675	$9.14
Granted	2,282,500	10.33
Forfeited	287,252	10.49
Exercised	422,350	8.65

Balance at April 27, 2008	16,460,664	9.72	10,761,811	9.35
Granted	3,483,800	7.90
Forfeited	2,323,051	11.31
Exercised	236,600	7.81

Balance at May 3, 2009	17,384,813	9.17	10,993,068	9.23
Granted	3,001,000	11.37
Forfeited	207,249	10.12
Exercised	1,453,058	8.40

Balance at May 2, 2010	18,725,506	$9.57	11,781,956	$9.37

As of May 2, 2010 and May 3, 2009, the aggregate intrinsic values of options outstanding were $100.5 million and $1.0 million, respectively. As of May 2, 2010 and May 3, 2009, the aggregate intrinsic values of options exercisable were $65.6 million and $0.9 million, respectively.

At May 2, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.04 - 8.78	7,243,108	5.28	$7.93	4,902,533	$8.01
$ 8.79 - 10.42	5,948,358	6.04	10.15	4,366,133	10.11
$10.43 - 15.85	5,534,040	7.19	11.10	2,513,290	10.73

$ 6.04 - 15.85	18,725,506	6.09	$9.57	11,781,956	$9.37

As of May 2, 2010, there was $13.7 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Other stock-based compensation activity and related information during fiscal 2010 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at May 3, 2009	3,836,390	$6.41
Granted	1,690,346	8.09
Forfeited	(464,254)	10.01
Vested	(417,999)	9.56

Nonvested balance at May 2, 2010	4,644,483	$6.38

As of May 2, 2010, there was $13.3 million of total unrecognized compensation cost related to other non-vested share-based compensation awards granted. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair value of shares vested during fiscal 2010, fiscal 2009 and fiscal 2008, was $4.0 million, $5.3 million and $1.4 million, respectively.

During fiscal 2010, the Company received cash of $12.3 million and realized a reduction in cash taxes payable of $2.5 million from the exercise of stock options.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Note 11.    Retirement Benefits

Defined Benefit Plans. Del Monte sponsors a qualified defined benefit pension plan (during the third quarter of fiscal 2010, the Company merged its three qualified defined benefit pension plans into a single plan) and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, are as follows:

	Pension Benefits		Other Benefits
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$359.4	$389.7	$115.8	$123.7
Service cost	10.9	13.2	1.6	2.7
Interest cost	26.7	27.2	8.5	8.3
Actuarial (gain)/loss	75.6	(35.5)	21.6	(14.1)
Net transfer out for business divestiture	—	—	—	(0.9)
Benefits paid	(31.2)	(34.5)	(3.5)	(3.9)
Curtailment gain	—	(0.7)	—	—
Plan amendment	0.4	—	—	—

Benefit obligation at end of year	$441.8	$359.4	$144.0	$115.8

Accumulated benefit obligation	$423.8	$347.8

Change in plan assets:
Fair value of plan assets at beginning of year	$268.2	$343.5	$—	$—
Actual gain/(loss) on plan assets	66.1	(67.1)	—	—
Employer contributions	96.7	26.3	3.5	3.9
Benefits paid	(31.2)	(34.5)	(3.5)	(3.9)

Fair value of plan assets at end of year	$399.8	$268.2	$—	$—

Funded status at end of year	$(42.0)	$(91.2)	$(144.0)	$(115.8)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accounts payable and accrued expenses	$(40.0)	$(36.7)	$(6.7)	$(6.3)
Other non-current liabilities	(2.0)	(54.5)	(137.3)	(109.5)

Total	$(42.0)	$(91.2)	$(144.0)	$(115.8)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain/(loss)	$(77.3)	$(49.2)	$(8.8)	$13.0
Net prior service credit/(cost)	(6.8)	(7.2)	13.6	22.0

Total	$(84.1)	$(56.4)	$4.8	$35.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The components of net periodic pension cost for the qualified defined benefit pension plan and other benefit plans for fiscal 2010, fiscal 2009 and fiscal 2008 are as follows:

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2010	2009	2008	2010	2009	2008
	(in millions)
Components of net periodic benefit cost
Service cost for benefits earned during the period	$10.9	$12.2	$12.0	$1.6	$1.8	$2.1
Interest cost on projected benefit obligation	26.7	25.1	23.8	8.5	8.3	7.1
Expected return on plan assets	(20.5)	(26.7)	(26.4)	—	—	—
Amortization of prior service cost/(credit)	0.9	1.0	1.0	(8.4)	(8.3)	(8.4)
Amortization of loss/(gain)	1.9	(0.2)	(0.2)	(0.2)	—	—
Curtailment loss	—	0.2	—	—	—	—

Net periodic benefit cost	$19.9	$11.6	$10.2	$1.5	$1.8	$0.8

Since the defined benefits plan and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, the Company utilizes differing bond portfolios to estimate the discount rates for the defined benefits plan and for the other benefits. The discount rate used to determine the defined benefits plan and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefits plan and other benefits expense for the following fiscal year. The long-term rate of return for defined benefits plan’s assets is based on the Company’s historical experience, the defined benefits plan’s investment guidelines and the Company’s expectations for long-term rates of return. The defined benefits plan’s investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

Weighted average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plan and other benefit plans are as follows:

	Pension Benefits		Other Benefits
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Assumptions used to determine projected benefit obligation
Discount rate used in determining projected benefit obligation	5.50%	7.90%	6.00%	7.55%
Rate of increase in compensation levels	4.68%	4.68%

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

	Pension Benefits			Other Benefits
	Fiscal Year			Fiscal Year
	2010	2009	2008	2010	2009	2008
Assumptions used to determine periodic benefit cost
Discount rate used in determining periodic benefit cost	7.90%	6.75%	6.20%	7.55%	6.90%	6.20%
Rate of increase in compensation levels	4.68%	4.26%	4.26%
Long-term rate of return on assets	7.60%	8.00%	8.00%

The estimated amounts that will be amortized from AOCI into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plan and other benefit plans are as follows:

	Pension Benefits	Other Benefits
	(in millions)
Amortization of prior service cost/(credit)	$0.9	$8.4
Amortization of the net (gain)/loss	3.9	—

The Company made contributions to its defined benefit pension plan (including contributions made to the three plans prior to their merger) of $96.7 million in fiscal 2010. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company has made contributions in excess of its required minimum amounts during fiscal 2009 and fiscal 2010. As a result of this incremental funding combined with better than expected plan financial returns, the Company has achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties of future funding levels as well as plan financial returns, the Company cannot predict definitively at this time whether it will continue to achieve specified plan funding thresholds and fully fund its plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plan. The Company currently expects to make contributions of approximately $40.0 million in fiscal 2011.

The projected future benefit payments are as follows:

	Pension Benefits	Other Benefits
	(in millions)
2011	$42.0	$6.7
2012	36.2	7.3
2013	36.1	7.8
2014	36.0	8.4
2015	36.1	8.9
Years 2016-2020	177.5	50.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The weighted average asset allocation of the pension plan assets as of the measurement date for fiscal 2010 and fiscal 2009 and weighted average target allocation are as follows:

	May 2, 2010	May 3, 2009	Target Allocation Range
Equity Securities	47%	44%	41-51%
Debt Securities	49%	46%	44-55%
Other	4%	10%	0-9%

Total	100%	100%

Plan assets: For the year ended May 2, 2010, the Company adopted the fair value provisions (as described in Note 9) for the plan assets of its defined benefit pension plan. As required by the standard, the Company categorized plan assets within a three level fair value hierarchy.

The following is a description of the valuation methodologies used for assets measured at fair value at May 2, 2010:

Investments stated at fair value as determined by quoted market prices (Level 1) include:

Interest bearing cash: valued based on cost, which approximates fair value;

Mutual funds: valued at quoted market prices on the last business day of the fiscal year; and

Corporate Stock: valued at the last reported sales price on the last business day of the fiscal year.

Investments stated at estimated fair value using significant observable inputs (Level 2) include:

Common collective trust funds: valued based on the net asset value of the fund and is redeemable daily;

Corporate debt securities: valued based on yields currently available on comparable securities of issuers with similar credit ratings;

U.S. government securities: securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the fiscal year. Securities traded in the over-the-counter market and listed securities for which no sale was reported on the last business day of the fiscal year are valued at the average of the last reported bid and ask price; and

Limited partnership interests: valued based on the net asset value of the fund and is redeemable monthly.

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Limited partnership interests: valued at their estimated fair value based on audited financial statements of the partnerships.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of May 2, 2010:

	Investments at Fair Value			Total
	Level 1	Level 2	Level 3
	(in millions)
Plan investments in Master Trust
Interest bearing cash	$61.7	$—	$—	$61.7
Common collective trust funds	—	228.0	—	228.0
Mutual funds	14.4	—	—	14.4
Corporate debt securities	—	25.1	—	25.1
Corporate stock	24.1	—	—	24.1
U.S. government securities	—	28.8	—	28.8
Limited partnership interests	—	9.1	6.8	15.9
Other	—	1.8	—	1.8

Total Investments	$100.2	$292.8	$6.8	$399.8

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

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans for both fiscal 2010 and fiscal 2009. The rate of increase is assumed to decline gradually to 4.5%. For health maintenance organization plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for both fiscal 2010 and fiscal 2009, respectively. The rate of increase is assumed to decline gradually to 4.5%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for both fiscal 2010 and fiscal 2009.

The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend of 1% in each year would increase the postretirement benefit obligation as of May 2, 2010 by $18.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.2 million. A decrease in the assumed health care cost trend of 1% in each year would decrease the postretirement benefit obligation as of May 2, 2010 by $14.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period then ended by $1.0 million.

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans totaled $7.6 million, $7.4 million and $6.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans of $8.3 million, $7.9 million and $7.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Other Plans. The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are unfunded and comply with IRS rules for nonqualified plans.

Note 12.    Other (Income) Expense

The components of other (income) expense are as follows:

	Fiscal Year
	2010	2009	2008
	(in millions)
(Gain) loss on hedging contracts	$(3.7)	$18.9	$(3.5)
Foreign currency transaction (gains) losses	(0.3)	3.9	0.5
Discontinuation of hedge accounting for interest rate swap	13.4	—	—
Other	0.4	1.3	0.5

Other (income) expense	$9.8	$24.1	$(2.5)

Note 13.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
	2010	2009	2008
	(in millions)
Income from continuing operations before income taxes:
U.S. federal and U.S. possessions	$373.3	$219.7	$174.3
Foreign	8.6	6.8	15.3

	$381.9	$226.5	$189.6

Income tax provision (benefit):
Current:
U.S. federal and U.S. possessions	$70.8	$37.2	$18.3
State and foreign	14.7	12.6	8.5

Total current	85.5	49.8	26.8

Deferred:
U.S. federal and U.S. possessions	52.1	33.4	40.4
State and foreign	2.3	(4.4)	4.7

Total deferred	54.4	29.0	45.1

	$139.9	$78.8	$71.9

The above amounts do not include a tax benefit of $1.7 million and $0.2 million for fiscal 2010 and fiscal 2008, respectively, and a tax expense of $0.1 million in fiscal 2009 from the exercise of stock options, which for accounting purposes are recorded in additional paid-in capital.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	May 2, 2010	May 3, 2009
	(in millions)
Deferred tax assets:
Post employment benefits	$56.4	$45.4
Pension liability	31.8	39.8
Workers’ compensation	13.9	13.8
Net operating loss and tax credit carry forwards	2.6	12.2
Stock-based compensation	23.4	16.1
Other	36.7	29.2

Gross deferred tax assets	164.8	156.5
Valuation allowance	(1.5)	(2.5)

Net deferred tax assets	163.3	154.0

Deferred tax liabilities:
Depreciation and amortization	95.5	94.9
Intangible assets	466.4	431.9
Inventory	34.7	30.6
Other	5.7	(9.5)

Gross deferred tax liabilities	602.3	547.9

Net deferred tax liability	$(439.0)	$(393.9)

At May 2, 2010, the Company had a valuation allowance for Mexican Asset Tax credit carryforwards of $1.5 million as the utilization of such foreign credits cannot be reasonably assured. The net change in valuation allowance for the year ended May 2, 2010 was a decrease of $1.0 million. The Company recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows:

	Fiscal Year
	2010	2009	2008
	(in millions)
Expected income taxes computed at the statutory U.S. federal income tax rate	$133.7	$79.3	$66.4
State taxes, net of federal benefit	15.8	9.0	6.8
Benefit of state tax law change	(3.9)	(5.0)	—
Benefit of law change on U.S. possessions’ subsidiaries	—	(4.6)	—
Valuation allowance reversal	(1.0)	(0.2)	(2.7)
Other	(4.7)	0.3	1.4

Actual provision for income taxes	$139.9	$78.8	$71.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

As of May 2, 2010, the Company had state net operating loss carryforwards of $4.0 million, which will expire between 2020 and 2025; $2.3 million of state tax credits, the majority of which have no expiration date; and $2.4 million of Mexican Asset Tax credits that expire between 2010 and 2017.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $27.2 million at May 2, 2010. It is not practical to assess the tax amount on the cumulative undistributed earnings because the computation would depend on a number of factors that are not known until a decision to repatriate the earnings is made. The Company intends to reinvest such earnings indefinitely.

The Company had gross unrecognized tax benefits of $18.0 million and $15.6 million at the end of May 2, 2010 and May 3, 2009 respectively.

Reconciliations of the beginning and ending balance of total unrecognized tax benefits for fiscal 2010 and 2009 are as follows:

	May 2, 2010	May 3, 2009
	(in millions)
Balance at beginning of year	$15.6	$9.0
Additions based on tax positions related to the current year	1.6	2.9
Additions based on tax positions of prior years	1.1	4.1
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapse of statute of limitations issues	(0.3)	(0.4)

Balance at end of year	$18.0	$15.6

If recognized, $9.5 million of the Company’s unrecognized tax benefits would impact the effective tax rate on income from continuing operations. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. As of May 2, 2010 and May 3, 2009, the amount of accrued interest included in the non-current income tax liability account was $1.8 million and $1.1 million respectively. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of effective settlement. The Company believes it is reasonably possible it will settle an audit and close a tax year to audit during the next 12 months. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $5.6 million.

The Company has open tax years from primarily 2005 to 2009 with various significant taxing jurisdictions including the United States, American Samoa and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Supplemental Disclosure of Cash Flow Information. The Company made income tax payments of $92.3 million and $70.6 million for fiscal 2010 and fiscal 2009, respectively. In fiscal 2008 the Company received net income tax refunds of $14.9 million.

Note 14.    Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and purchase commitments.

Lease Commitments. The Company leases certain property, equipment and office and plant facilities. At May 2, 2010, the aggregate minimum rental payments required under non-cancelable operating leases were as follows (in millions):

2011	$50.6
2012	45.2
2013	36.8
2014	30.6
2015	28.1
Thereafter	99.3

Rent expense related to operating leases was comprised of the following:

	Fiscal Year
	2010	2009	2008
	(in millions)
Minimum rentals	$53.3	$49.9	$49.0
Contingent rentals	20.2	20.2	19.7

	$73.5	$70.1	$68.7

Supply Agreements. The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends. The agreement with Impress was amended and restated January 23, 2008, and as described in Note 3, this agreement was bifurcated in connection with the sale of the StarKist Seafood Business in October 2008. Currently, this agreement grants Impress the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet products. The agreement includes certain minimum volume purchase requirements and guarantees a certain minimum financial return to Impress until August 13, 2010. Total expenditures for cans and ends for pet food products under this agreement, were $87.1 million, $96.1 million and $96.6 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The minimum commitment under this agreement for fiscal 2011 is approximately $19.1 million. The Impress agreement expires December 31, 2015.

The agreement with Silgan Containers Corporation (“Silgan”) is a supply agreement for metal cans and ends used for fruit, vegetable and tomato products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its requirements for fruit, vegetable and tomato products metal food and beverage containers in the United States from Silgan. Total

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

purchases made under this agreement, which expires December 31, 2011, were $230.9 million, $249.9 million and $201.6 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. As of May 2, 2010, the Company has committed to make purchases of approximately $40.6 million in fiscal 2011. Pricing under the Impress agreement and Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Grower Commitments. The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were $197.8 million, $178.3 million and $146.1 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

At May 2, 2010, aggregate purchase commitments under non-cancelable agreements with growers (priced at May 2, 2010 estimated costs) are estimated as follows (in millions):

2011	$142.3
2012	50.7
2013	47.4
2014	32.5
2015	30.1
Thereafter	98.8

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, and other service providers with commitments ranging from one year to five years. Total purchases under these agreements were $348.7 million, $323.8 million and $271.8 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements from Del Monte Philippines, an unaffiliated entity. The agreement has an indefinite term subject to termination on three years’ notice. Total purchases under this agreement were $48.7 million, $46.9 million and $49.8 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

At May 2, 2010, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers (including pineapple requirements) are estimated as follows (in millions):

2011	$211.7
2012	99.5
2013	80.1
2014	25.1
2015	—

Ingredients and other. The Company has purchase commitments with vendors for various ingredients and other items. Total commitments under these agreements were approximately $204.9 million as of May 2, 2010.

Union Contracts. As of May 2, 2010, the Company has 18 collective bargaining agreements with 15 union locals covering approximately 77% of its hourly full-time and seasonal employees. Of these employees, approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2011 and approximately 24% are covered under collective bargaining agreements scheduled to expire in fiscal 2012. These agreements are subject to negotiation and renewal.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Legal Proceedings

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

May 2, 2010

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

The Multi-District Litigation Cases. The plaintiffs and defendants in the multi-district litigation cases, including the five consolidated cases in which the Company was a defendant, tentatively agreed to a settlement which was submitted to the U.S. District Court for the District of New Jersey on May 22, 2008. On May 30, 2008, the Court granted preliminary approval to the settlement. Pursuant to the Court’s order, notice of the settlement was disseminated to the public by mail and publication beginning June 16, 2008. Members of the class were allowed to opt-out of the settlement until August 15, 2008. On November 19, 2008, the Court entered orders approving the settlement, certifying the class and dismissing the complaints against the defendants, including the Company. The total settlement was $24.0 million. The portion of the Company’s contribution to this settlement was $0.25 million, net of insurance recovery. Four class members have filed objections to the settlement, which objections have been denied by the Court. On December 3, 2008 and December 12, 2008, these class members filed Notices of Appeal.

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

May 2, 2010

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

The following table presents financial information about the Company’s reportable segments:

	Fiscal Year
	2010	2009	2008
	(in millions)
Net Sales:
Pet Products	$1,750.0	$1,673.4	$1,431.5
Consumer Products	1,989.8	1,953.5	1,748.3

Total Company	$3,739.8	$3,626.9	$3,179.8

Operating Income:
Pet Products	$355.5	$219.9	$231.2
Consumer Products	222.6	195.1	158.9
Corporate (a)	(70.1)	(54.1)	(71.6)

Total Operating Income	508.0	360.9	318.5
Reconciliation to income from continuing operations before income taxes:
Interest expense	116.3	110.3	131.4
Other (income) expense	9.8	24.1	(2.5)

Income from continuing operations before income taxes	$381.9	$226.5	$189.6

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2010, 2009 and 2008, Corporate includes $0.0 million, $0.0 million and $21.2 million of transformation-related expenses, respectively, including all severance-related restructuring costs associated with the transformation plan.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

See Note 5 for goodwill detailed by reportable segment.

Geographic Information

The following table presents domestic and foreign sales:

	Fiscal Year
	2010	2009	2008
	(in millions, except percentages)
Net sales—United States	$3,514.2	$3,420.0	$2,997.9
Net sales—foreign	225.6	206.9	181.9

Total net sales	$3,739.8	$3,626.9	$3,179.8

Percentage of sales:
United States	94.0%	94.3%	94.3%
Foreign	6.0%	5.7%	5.7%

The following table presents domestic and foreign long-lived assets:

	Fiscal Year
	2010	2009	2008
	(in millions, except percentages)
Net long-lived assets—United States	$629.7	$613.5	$630.7
Net long-lived assets—foreign	29.1	29.1	19.4

Total net long-lived assets	$658.8	$642.6	$650.1

Percentage of long-lived assets:
United States	95.6%	95.5%	97.0%
Foreign	4.4%	4.5%	3.0%

Note 16.    Quarterly Results of Operations (unaudited)

	First (2)	Second	Third	Fourth
	(in millions, except per share data)
Fiscal 2010
Net sales	$813.7	$958.9	$1,013.2	$954.0
Operating income	120.9	140.6	138.4	108.1
Net income	58.6	62.6	59.4	63.7
Per share data (1):
Basic earnings per share	$0.30	$0.31	$0.30	$0.32
Diluted earnings per share	$0.29	$0.31	$0.29	$0.31

Fiscal 2009
Net sales	$726.2	$901.0	$942.3	$1,057.4
Operating income	13.3	79.5	133.5	134.6
Net income (loss)	(10.1)	50.4	60.5	71.5
Per share data (1):
Basic earnings (loss) per share	$(0.05)	$0.25	$0.30	$0.36
Diluted earnings (loss) per share	$(0.05)	$0.25	$0.30	$0.36

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

(2)

The Company’s net sales have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

Note 17.    Share Repurchases

On June 10, 2010, the Company announced that its Board had authorized the repurchase of up to $350.0 million of the Company’s common stock over the next 36 months. Under this authorization, repurchases of the Company’s common stock may be made from time to time through a variety of methods, including accelerated stock buybacks, open market purchases, privately negotiated transactions, and block transactions. The new authorization supersedes and replaces the Company’s previous $200.0 million share repurchase authorization that was scheduled to expire in September 2010, as described below.

On June 23, 2010, the Company announced that it had entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, the Company paid Goldman Sachs $100 million and received approximately 6.2 million shares of common stock, which represents a substantial majority of the shares expected to be delivered to the Company under the ASB. Final settlement of this agreement is expected to occur in September 2010, although under certain circumstances specified in the ASB, the completion date may be accelerated or extended. At final settlement, the Company may be entitled to receive additional shares of common stock from Goldman Sachs or, under certain circumstances specified in the ASB, the Company may be required to deliver shares or make a cash payment (at the Company’s option) to Goldman Sachs. The repurchased shares will be held in treasury.

On September 27, 2007, the Board authorized the repurchase of up to $200.0 million of the Company’s common stock over 36 months. Under this authorization, as of May 2, 2010 and May 3, 2009, Del Monte had repurchased 5,370,930 shares of its common stock for a total cash outlay of $50.0 million at an average price of $9.31 per share.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

Note 18.    Financial Information for Subsidiary Issuer and Non-Guarantor Subsidiaries

As discussed in Note 7, in October 2009 DMC issued the 7 1/2% Notes (such 7 1/2% Notes, collectively with the 6 3/4% Notes issued in February 2005, the “Notes”). The Notes are fully and unconditionally guaranteed on a subordinated basis by DMFC as set forth in the indentures governing the Notes. DMC, the issuer, is 100% owned by DMFC. The Company’s credit agreement and indentures generally limit the ability of DMC to make cash payments to DMFC, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of May 2, 2010 and May 3, 2009; Condensed Consolidating Statements of Income for the years ended May 2, 2010, May 3, 2009 and April 27, 2008 and Condensed Consolidating Statements of Cash Flows for the years ended May 2, 2010, May 3, 2009 and April 27, 2008 of Del Monte Foods Company (“Parent Company”), Del Monte Corporation (“Issuer”), and all of Del Monte Corporation’s subsidiaries, which are not guarantors (“Subsidiary Non-guarantors”):

CONDENSED CONSOLIDATING BALANCE SHEET

May 2, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$44.6	$9.1	$—	$53.7
Trade accounts receivable, net of allowance	—	170.7	16.3	—	187.0
Inventories	—	696.1	30.3	—	726.4
Prepaid expenses and other current assets	10.1	155.9	58.5	(96.0)	128.5

TOTAL CURRENT ASSETS	10.1	1,067.3	114.2	(96.0)	1,095.6

Property, plant and equipment, net	—	589.8	69.0	—	658.8
Goodwill	—	1,336.5	1.2	—	1,337.7
Intangible assets, net	—	1,162.4	—	—	1,162.4
Other assets, net	1,827.4	103.6	2.1	(1,898.7)	34.4

TOTAL ASSETS	$1,837.5	$4,259.6	$186.5	$(1,994.7)	$4,288.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10.1	$446.1	$109.3	$(96.0)	$469.5
Short-term borrowings	—	—	5.6	—	5.6
Current portion of long-term debt	—	30.0	—	—	30.0

TOTAL CURRENT LIABILITIES	10.1	476.1	114.9	(96.0)	505.1

Long-term debt	—	1,255.2	—	—	1,255.2
Deferred tax liabilities	—	442.1	—	(1.1)	441.0
Other non-current liabilities	—	258.6	1.6	—	260.2

TOTAL LIABILITIES	10.1	2,432.0	116.5	(97.1)	2,461.5

Stockholders’ equity:
Common stock	2.2	—	26.9	(26.9)	2.2
Additional paid-in capital	1,085.0	1,082.8	—	(1,082.8)	1,085.0
Treasury stock, at cost	(183.1)	—	—	—	(183.1)
Accumulated other comprehensive income (loss)	(59.8)	(59.8)	(6.3)	66.1	(59.8)
Retained earnings	983.1	804.6	49.4	(854.0)	983.1

TOTAL STOCKHOLDERS’ EQUITY	1,827.4	1,827.6	70.0	(1,897.6)	1,827.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,837.5	$4,259.6	$186.5	$(1,994.7)	$4,288.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING BALANCE SHEET

May 3, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$134.0	$8.7	$—	$142.7
Trade accounts receivable, net of allowance	—	174.5	14.0	—	188.5
Inventories	—	647.8	29.6	—	677.4
Prepaid expenses and other current assets	8.1	178.8	47.5	(95.8)	138.6

TOTAL CURRENT ASSETS	8.1	1,135.1	99.8	(95.8)	1,147.2

Property, plant and equipment, net	—	574.4	68.2	—	642.6
Goodwill	—	1,336.5	1.2	—	1,337.7
Intangible assets, net	—	1,171.5	—	—	1,171.5
Other assets, net	1,606.5	85.4	2.6	(1,672.2)	22.3

TOTAL ASSETS	$1,614.6	$4,302.9	$171.8	$(1,768.0)	$4,321.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.1	$456.9	$103.2	$(95.8)	$472.4
Short-term borrowings	—	—	2.3	—	2.3
Current portion of long-term debt	—	32.3	—	—	32.3

TOTAL CURRENT LIABILITIES	8.1	489.2	105.5	(95.8)	507.0

Long-term debt	—	1,525.9	—	—	1,525.9
Deferred tax liabilities	—	391.3	—	(0.8)	390.5
Other non-current liabilities	—	289.8	1.6	—	291.4

TOTAL LIABILITIES	8.1	2,696.2	107.1	(96.6)	2,714.8

Stockholders’ equity:
Common stock	2.1	—	26.8	(26.8)	2.1
Additional paid-in capital	1,047.5	1,046.1	—	(1,046.1)	1,047.5
Treasury stock, at cost	(183.1)	—	—	—	(183.1)
Accumulated other comprehensive income (loss)	(38.4)	(38.4)	(3.4)	41.8	(38.4)
Retained earnings	778.4	599.0	41.3	(640.3)	778.4

TOTAL STOCKHOLDERS’ EQUITY	1,606.5	1,606.7	64.7	(1,671.4)	1,606.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614.6	$4,302.9	$171.8	$(1,768.0)	$4,321.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 2, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$3,630.0	$232.1	$(122.3)	$3,739.8
Cost of products sold	—	2,444.6	188.3	(122.3)	2,510.6

Gross profit	—	1,185.4	43.8	—	1,229.2
Selling, general and administrative expense	1.4	685.5	34.3	—	721.2

OPERATING INCOME (LOSS)	(1.4)	499.9	9.5	—	508.0
Interest expense	—	115.5	0.8	—	116.3
Other expense	—	9.4	0.4	—	9.8

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1.4)	375.0	8.3	—	381.9

Provision (benefit) for income taxes	(0.5)	140.0	0.4	—	139.9
Equity in undistributed earnings of subsidiaries	245.2	7.9	—	(253.1)	—

Income from continuing operations	244.3	242.9	7.9	(253.1)	242.0
Discontinued operations (net of tax)	—	2.3	—	—	2.3

NET INCOME	$244.3	$245.2	$7.9	$(253.1)	$244.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED MAY 3, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$3,529.5	$215.9	$(118.5)	$3,626.9
Cost of products sold	—	2,573.3	167.9	(118.5)	2,622.7

Gross profit	—	956.2	48.0	—	1,004.2
Selling, general and administrative expense	1.3	611.8	30.2	—	643.3

OPERATING INCOME (LOSS)	(1.3)	344.4	17.8	—	360.9
Interest expense	—	110.2	0.1	—	110.3
Other expense	—	19.0	5.1	—	24.1

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1.3)	215.2	12.6	—	226.5

Provision (benefit) for income taxes	(0.5)	77.2	2.1	—	78.8
Equity in undistributed earnings of subsidiaries	173.1	10.5	—	(183.6)	—

Income (loss) from continuing operations	172.3	148.5	10.5	(183.6)	147.7
Discontinued operations (net of tax)	—	24.6	—	—	24.6

NET INCOME	$172.3	$173.1	$10.5	$(183.6)	$172.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL YEAR ENDED APRIL 27, 2008

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$3,110.2	$176.0	$(106.4)	$3,179.8
Cost of products sold	—	2,285.9	140.4	(106.4)	2,319.9

Gross profit	—	824.3	35.6	—	859.9
Selling, general and administrative expense	1.1	513.9	26.4	—	541.4

OPERATING INCOME (LOSS)	(1.1)	310.4	9.2	—	318.5
Interest (income) expense	—	131.7	(0.3)	—	131.4
Other (income) expense	—	(3.1)	0.6	—	(2.5)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1.1)	181.8	8.9	—	189.6

Provision (benefit) for income taxes	(0.4)	70.2	2.1	—	71.9
Equity in undistributed earnings of subsidiaries	133.8	6.8	—	(140.6)	—

Income from continuing operations	133.1	118.4	6.8	(140.6)	117.7
Discontinued operations (net of tax)	—	15.4	—	—	15.4

NET INCOME	$133.1	$133.8	$6.8	$(140.6)	$133.1

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MAY 2, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$345.6	$10.3	$—	$355.9

INVESTING ACTIVITIES:
Capital expenditures	—	(94.3)	(10.6)	—	(104.9)
Dividends received	37.6	—	—	(37.6)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	37.6	(94.3)	(10.6)	(37.6)	(104.9)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	202.7	6.1	—	208.8
Payments on short-term borrowings	—	(202.7)	(1.6)	—	(204.3)
Proceeds from long-term debt		1,042.2			1,042.2
Principal payments on long-term debt	—	(1,315.7)	—	—	(1,315.7)
Payments of debt related costs	—	(43.6)	—	—	(43.6)
Dividends paid	(37.6)	(37.6)	—	37.6	(37.6)
Issuance of stock	12.3	—	—	—	12.3
Capital contribution	(12.3)	12.3	—	—	—
Excess tax benefits from stock-based compensation	—	1.7	—	—	1.7

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37.6)	(340.7)	4.5	37.6	(336.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.8)	—	(3.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(89.4)	0.4	—	(89.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	134.0	8.7	—	142.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$44.6	$9.1	$—	$53.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MAY 3, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$184.1	$16.5	$—	$200.6

INVESTING ACTIVITIES:
Capital expenditures	—	(72.0)	(16.7)	—	(88.7)
Net proceeds from disposal of assets	—	365.8	—	—	365.8
Dividends received	31.6	—	—	(31.6)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	31.6	293.8	(16.7)	(31.6)	277.1

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	515.5	2.2	—	517.7
Payments on short-term borrowings	—	(515.4)	(0.3)	—	(515.7)
Principal payments on long-term debt	—	(333.8)	—	—	(333.8)
Dividends paid	(31.6)	(31.6)	—	31.6	(31.6)
Issuance of stock	2.1	—	—	—	2.1
Capital contribution	(2.1)	2.1	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(31.6)	(363.2)	1.9	31.6	(361.3)

Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	3.0	—	0.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	112.3	4.7	—	117.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	21.7	4.0	—	25.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$134.0	$8.7	$—	$142.7

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED APRIL 27, 2008

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$277.5	$9.4	$—	$286.9

INVESTING ACTIVITIES:
Capital expenditures	—	(84.3)	(12.4)	—	(96.7)
Net proceeds from disposal of assets	—	17.5	—	—	17.5
Other items, net	—	(0.5)	—	—	(0.5)
Dividends received	82.2	—	—	(82.2)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	82.2	(67.3)	(12.4)	(82.2)	(79.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	543.6	—	—	543.6
Payments on short-term borrowings	—	(564.6)	(0.5)	—	(565.1)
Principal payments on long-term debt	—	(89.4)	—	—	(89.4)
Payments of debt related costs	—	(5.3)	—	—	(5.3)
Dividends paid	(32.2)	(82.2)	—	82.2	(32.2)
Issuance of stock	3.8	—	—	—	3.8
Capital contribution	(3.8)	3.8	—	—	—
Purchase of treasury stock	(50.0)		—	—	(50.0)
Excess tax benefits from stock-based compensation	—	0.1	—	—	0.1

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(82.2)	(194.0)	(0.5)	82.2	(194.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	16.2	(3.5)	—	12.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	5.5	7.5	—	13.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$21.7	$4.0	$—	$25.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed our internal control over financial reporting as of May 2, 2010, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Our independent registered public accounting firm, KPMG LLP independently assessed the effectiveness of our internal control over financial reporting and issued an unqualified opinion, which is included in Part II, Item 8 of this annual report on Form 10-K and is incorporated by reference into this Part II, Item 9A.

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

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this annual report on Form 10-K. This Part II, Item 9A of the annual report on Form 10-K should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, our “2010 Proxy Statement,” under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements, board meetings and committees and corporate governance matters, and such information is incorporated in this section by reference. The information under the heading “Employees—Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference. The information regarding our Standards of Business Conduct, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is also incorporated in this section by reference.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our 2010 Proxy Statement is incorporated in this section by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the heading “Ownership of Del Monte Foods Company Common Stock” in our 2010 Proxy Statement is incorporated in this section by reference.

The information appearing under the heading “Equity Compensation Plan Information” in our 2010 Proxy Statement is incorporated in this section by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing under the headings “Review, Approval or Ratification of Transactions with Related Persons,” “Independence of the Board of Directors” and “Board Meetings and Committees” in our 2010 Proxy Statement is incorporated in this section by reference.

Item 14.	Principal Accounting Fees and Services

The information appearing under the headings “Auditor’s Fees” and “Policies and Procedures Relating to Approval of Services by Auditor” in our 2010 Proxy Statement is incorporated in this section by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Foods Company and subsidiaries are included in Item 8:

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 2, 2010 and May 3, 2009

Consolidated Statements of Income—Fiscal years ended May 2, 2010, May 3, 2009 and April 27, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Fiscal years ended May 2, 2010, May 3, 2009 and April 27, 2008

Consolidated Statements of Cash Flows—Fiscal years ended May 2, 2010, May 3, 2009 and April 27, 2008

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

DEL MONTE FOODS COMPANY

By:	/s/ RICHARD G. WOLFORD
Richard G. Wolford
Chairman of the Board, President and Chief Executive Officer; Director

Date:	June 29, 2010

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

Signature	Title	Date
/s/ RICHARD G. WOLFORD Richard G. Wolford	Chairman of the Board, President and Chief Executive Officer; Director	June 29, 2010

/s/ DAVID L. MEYERS David L. Meyers	Executive Vice President, Administration and Chief Financial Officer	June 29, 2010

/s/ RICHARD L. FRENCH Richard L. French	Senior Vice President, Treasurer, Chief Accounting Officer and Controller	June 29, 2010

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	June 29, 2010

/s/ TIMOTHY G. BRUER Timothy G. Bruer	Director	June 29, 2010

/s/ MARY R. HENDERSON Mary R. Henderson	Director	June 29, 2010

/s/ VICTOR L. LUND Victor L. Lund	Director	June 29, 2010

/s/ TERENCE D. MARTIN Terence D. Martin	Director	June 29, 2010

/s/ SHARON L. MCCOLLAM Sharon L. McCollam	Director	June 29, 2010

/s/ JOE L. MORGAN Joe L. Morgan	Director	June 29, 2010

/s/ DAVID R. WILLIAMS David R. Williams	Director	June 29, 2010

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 12, 2002, by and among H. J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation	S-4/A	2.1	November 19, 2002

2.2	Asset Purchase Agreement between Del Monte Corporation and TreeHouse Foods, Inc., dated as of March 1, 2006	8-K	2.1	March 6, 2006

2.3	Stock Purchase Agreement by and among Del Monte Corporation and Meow Mix Holdings, Inc., the stockholders listed therein, and Meow Holdings LLC, as the stockholders representative, dated as of March 1, 2006	8-K	2.1	March 7, 2006

2.4	Asset Sale Agreement between Del Monte Corporation and Kraft Foods Global, Inc., dated as of March 15, 2006	8-K	2.1	March 20, 2006

2.5	Purchase Agreement by and among Del Monte Corporation, Dongwon Enterprise Co., Ltd., Dongwon Industries Co., Ltd., Dongwon F&B Co., Ltd., Starkist Co. and Starkist Samoa Co., dated as of June 29, 2008	8-K	2.1	July 2, 2008

3.1	Certificate of Incorporation of Del Monte Foods Company, as amended and restated September 24, 2009	8-K	3.1	September 25, 2009

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
3.2	Del Monte Foods Company Bylaws, as amended and restated September 24, 2009	8-K	3.2	September 25, 2009

4.1	Specimen Certificate for Del Monte Foods Company Common Stock	10-K	4.1	June 25, 2008

4.2	Indenture dated as of February 8, 2005, among Del Monte Corporation, as Issuer of 6 3/4 % Senior Subordinated Notes due 2015, Del Monte Foods Company, as Guarantor, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc. and Marine Trading Pacific, Inc., as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee	8-K	4.1	February 11, 2005

4.3	First Supplemental Indenture, dated as of May 19, 2006, among Del Monte Corporation, as Issuer, Del Monte Foods Company, as Guarantor, Star-Kist Samoa, Inc., Star-Kist Mauritius, Inc., Marine Trading Pacific, Inc., Meow Mix Holdings, Inc., The Meow Mix Company and Meow Mix Decatur Production I LLC, as Guaranteeing Subsidiaries and Deutsche Bank Trust Company Americas, as Trustee under the Indenture, dated as of February 8, 2005 providing for the issuance of 6 3 /4% Senior Subordinated Notes due 2015	8-K	4.1	May 24, 2006

4.4	Form of 6 3 /4% Senior Subordinated Note due 2015	8-K	4.2	February 11, 2005

4.5	Form of 6 3/4 % Senior Subordinated Note due 2015 (registered)	S-4	4.13	November 7, 2005

4.6	Indenture, dated as of October 1, 2009, among Del Monte Corporation, Del Monte Foods Company, The Meow Mix Company, LLC, Meow Mix Decatur Production I, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	October 2, 2009

4.7	Form of 7 1/2% Senior Subordinated Note due 2019	8-K	4.2	October 2, 2009

4.8	Registration Rights Agreement, dated as of October 1, 2009, among Del Monte Corporation, Del Monte Foods Company, The Meow Mix Company, LLC, Meow Mix Decatur Production I, LLC and the initial purchasers	8-K	4.3	October 2, 2009

10.1	Placement Agreement for Del Monte Corporation 6 3/4 % Senior Subordinated Notes Due 2015, dated as of January 25, 2005	10-Q	10.15	March 10, 2005

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.2	Purchase Agreement for Del Monte Corporation 7 1/2% Senior Subordinated Notes Due 2019, dated as of September 17, 2009	10-Q	10.6	December 9, 2009

10.3	Office Lease, dated October 7, 1999 between TMG/One Market, L.P. and Crossmarket, LLC (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit)	10-Q	10.5	February 11, 2000

10.4	First Amendment to Office Lease, dated April 30, 2000, between TMG/One Market, L.P. (Landlord) and Del Monte Corporation (Tenant)	10-K	10.20	September 30, 2002

10.5	Second Amendment to Office Lease, dated March 23, 2001, between TMG/One Market, L.P. and Crossmarket, LLC (collectively as Landlord) and Del Monte Corporation (Tenant)	10-K	10.21	September 30, 2002

10.6	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit)	10-Q	10.2	March 9, 2004

10.7	Office Lease Agreement between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, dated October 27, 2009 (confidential treatment has been granted as to portions of the Exhibit)	8-K	10.1	October 30, 2009

10.8	Supply Agreement, dated as of September 3, 1993, between Del Monte Corporation and Silgan Containers Corporation, as amended	S-1	10.12	October 13, 1993

10.9	First Amendment to Supply Agreement, dated as of December 21, 1993, between Del Monte Corporation and Silgan Containers Corporation	10-K	10.26	September 30, 2002

10.10	Second Amendment to Supply Agreement, dated as of May 12, 1994, between Del Monte Corporation and Silgan Containers Corporation	10-K	10.27	September 30, 2002

10.11	Third Amendment to Supply Agreement, dated as of April 28, 1995, between Del Monte Corporation and Silgan Containers Corporation	10-K	10.28	September 30, 2002

10.12	Fourth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit)	10-K	10.29	September 30, 2002

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.13	Fifth Amendment to Supply Agreement, dated as of November 5, 1998, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit)	10-K	10.30	September 30, 2002

10.14	Sixth Amendment to Supply Agreement, dated as of June 7, 2002, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit)	10-K	10.31	September 30, 2002

10.15	Seventh Amendment to Supply Agreement, dated as of April 26, 2004, between Del Monte Corporation and Silgan Containers Corporation (confidential treatment has been granted as to portions of the Exhibit)	10-K	10.23	July 12, 2004

10.16	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit)	8-K	10.1	January 28, 2008

10.17	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit)	8-K	10.2	October 9, 2008

10.18	Operating Services Agreement between Starkist Co. and Del Monte Corporation, dated as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit)	8-K	10.1	October 9, 2008

*10.19	Amendment No. 1 to Operating Services Agreement between Starkist Co. and Del Monte Corporation, dated as of April 27, 2010

10.20	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (confidential treatment has been granted as to portions of the Exhibit)	8-K	10.1	November 6, 2008

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.21	Credit Agreement, dated as of February 8, 2005, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JPMorgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent	8-K	10.1	February 11, 2005

10.22	Amendment No. 1 dated January 20, 2006 to the Credit Agreement among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, certain lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., Harris Trust and Savings Bank and Suntrust Bank, as Co-Documentation Agents, Banc of America Securities LLC, Morgan Stanley Senior Funding Inc. and JP Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers and Bank of America, N.A., as Administrative Agent	8-K	10.1	January 24, 2006

10.23	Amendment No. 2 to the Credit Agreement, dated as of May 19, 2006, among Del Monte Corporation and the lender and agent parties thereto	8-K	10.3	May 24, 2006

10.24	Amendment No. 3 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated August 15, 2006 to the Credit Agreement dated as of February 8, 2005	8-K	10.4	August 16, 2006

10.25	Amendment No. 4 among Del Monte Corporation, Del Monte Foods Company and the lender and agent parties thereto dated April 25, 2008 to the Credit Agreement dated as of February 8, 2005	8-K	10.5	April 25, 2008

10.26	Subsidiary Guaranty, dated as of February 8, 2005, by Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc. and Star-Kist Mauritius, Inc. in favor of the Secured Parties named therein	8-K	10.3	February 11, 2005

10.27	Subsidiary Guaranty Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries	8-K	10.4	May 24, 2006

10.28	Security Agreement, dated as of February 8, 2005, among Del Monte Corporation, Del Monte Foods Company, Mike Mac IHC, Inc., Star-Kist Samoa, Inc., Marine Trading Pacific, Inc., Star-Kist Mauritius, Inc. and Bank of America, N.A., as Administrative Agent	8-K	10.2	February 11, 2005

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.29	Security Agreement Supplement, dated as of May 19, 2006, executed by Meow Mix Holdings, Inc. and its subsidiaries	8-K	10.5	May 24, 2006

10.30	Credit Agreement, dated as of January 29, 2010, among Del Monte Corporation, as borrower, Del Monte Foods Company, as guarantor, and certain lender and agent parties thereto	8-K	10.1	February 2, 2010

10.31	Security Agreement, dated as of January 29, 2010, among Del Monte Corporation, Del Monte Foods Company and Bank of America, N.A., as Administrative Agent	8-K	10.2	February 2, 2010

**10.32	Del Monte Foods Company Non-Employee Directors and Independent Contractors 1997 Stock Incentive Plan (as amended through November 15, 2000)	S-8	4.1	December 20, 2000

**10.33	Del Monte Foods Company 1997 Stock Incentive Plan, as amended	10-Q	10.2	February 11, 2000

**10.34	Del Monte Foods Company 1998 Stock Incentive Plan (as amended through November 15, 2000)	S-8	4.2	December 20, 2000

**10.35	Del Monte Foods Company 2002 Stock Incentive Plan, as amended and restated effective July 28, 2009 and approved by the stockholders September 24, 2009	8-K	10.1	September 28, 2009

**10.36	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement	8-K	10.4	October 4, 2005

**10.37	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement	10-Q	10.3	December 7, 2006

**10.38	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement	10-Q	10.6	December 5, 2007

**10.39	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Accelerated Restricted Stock Agreement	10-Q	10.3	December 4, 2008

**10.40	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement	8-K	10.2	October 4, 2005

**10.41	Form of Del Monte Foods Company 2002 Stock Incentive Plan Incentive Stock Option Agreement	10-Q	10.4	December 5, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
**10.42	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement	8-K	10.3	October 4, 2005

**10.43	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement	10-Q	10.5	December 5, 2007

**10.44	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement	10-Q	10.2	December 4, 2008

**10.45	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement	8-K	10.5	October 4, 2005

**10.46	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement	10-Q	10.4	December 7, 2006

**10.47	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement	8-K	10.1	May 1, 2008

**10.48	Form of Del Monte Foods Company 2002 Stock Incentive Plan Performance Shares Agreement	10-Q	10.1	December 4, 2008

**10.49	Del Monte Foods Company Annual Incentive Plan, as amended and restated effective July 28, 2009 and approved by the stockholders September 24, 2009	8-K	10.2	September 28, 2009

**10.50	Del Monte Corporation AIP Deferred Compensation Plan, as amended and restated effective April 28, 2008 and dated December 31, 2008 (frozen effective October 1, 2009)	10-Q	10.3	March 4, 2009

**10.51	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009	10-Q	10.4	March 4, 2009

**10.52	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009	10-Q	10.2	March 4, 2009

**10.53	Executive Medical Reimbursement Plan, as amended and restated, effective as of January 1, 2006	10-K	10.68	July 11, 2006

**10.54	Del Monte Foods Company Non-Employee Director Compensation Plan dated October 23, 2009	10-Q	10.5	December 9, 2009

**10.55	Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan, as amended on December 16, 2004	8-K	10.1	December 21, 2004

**10.56	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, as amended and restated December 15, 2005	8-K	10.1	December 16, 2005

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
**10.57	Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan—Plan Agreement—2006	8-K	10.2	December 16, 2005

**10.58	Amendment No. 1 to the Del Monte Foods Company 2005 Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2008 and dated December 31, 2008	10-Q	10.5	March 4, 2009

**10.59	Form of Del Monte Foods Company Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	10.5	December 7, 2006

**10.60	Del Monte Foods Company Deferred Compensation Plan, effective October 1, 2009	8-K	10.2	September 29, 2009

**10.61	Employment Agreement and Promissory Note of Richard G. Wolford	10-K	10.25	September 22, 1998

**10.62	First Amendment to Employment Agreement of Richard G. Wolford, dated July 1, 1999	10-K	10.45	September 30, 2002

**10.63	Second Amendment to Employment Agreement of Richard G. Wolford, dated March 26, 2002	10-K	10.46	September 30, 2002

**10.64	Third Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of November 11, 2004	8-K	10.1	November 17, 2004

**10.65	Fourth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed December 14, 2005	10-Q	10.8	March 9, 2006

**10.66	Fifth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed August 8, 2007	10-Q	10.1	September 6, 2007

**10.67	Sixth Amendment to Employment Agreement by and between Del Monte Foods Company and Richard G. Wolford, executed as of July 29, 2009	10-Q	10.1	September 9, 2009

**10.68	Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed as of November 11, 2004	8-K	10.2	November 17, 2004

**10.69	First Amendment to Employment Agreement by and between Del Monte Corporation and David L. Meyers, executed August 8, 2007	10-Q	10.2	September 6, 2007

**10.70	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004	8-K	10.3	November 17, 2004

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
**10.71	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007	10-Q	10.3	September 6, 2007

**10.72	Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed November 11, 2004	10-K	10.68	June 25, 2008

**10.73	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed August 8, 2007	10-Q	10.4	September 6, 2007

**10.74	Executive Severance Plan, as amended July 23, 2009	10-Q	10.2	September 9, 2009

**10.75	Executive Perquisite Plan, as amended and restated effective July 1, 2008	10-K	10.74	June 25, 2008

10.76	Separation Agreement, dated as of June 12, 2002, by and between H. J. Heinz Company and SKF Foods Inc.	S-4/A	99.2	November 19, 2002

10.77	Master Confirmation entered into by Del Monte and Goldman Sachs on June 22, 2010 (confidential treatment has been requested as to portions of the Exhibit)	8-K	10.1	June 25, 2010

10.78	Supplemental Confirmation entered into by Del Monte and Goldman Sachs on June 22, 2010 (confidential treatment has been requested as to portions of the Exhibit)	8-K	10.2	June 25, 2010

*21	Subsidiaries of Del Monte Foods Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed or furnished herewith
**	indicates a management contract or compensatory plan or arrangement
^	furnished herewith

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.