Form 10-Q
period 2010-08-01
DEL MONTE FOODS CO
filed 2010-09-08
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 3, 2010, there were 193,711,960 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	August 1, 2010	May 2, 2010
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$28.9	$53.7
Trade accounts receivable, net of allowance	191.3	187.0
Inventories	843.2	726.4
Prepaid expenses and other current assets	119.0	128.5

TOTAL CURRENT ASSETS	1,182.4	1,095.6

Property, plant and equipment, net	650.0	658.8
Goodwill	1,337.9	1,337.7
Intangible assets, net	1,161.1	1,162.4
Other assets, net	32.8	34.4

TOTAL ASSETS	$4,364.2	$4,288.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$527.0	$469.5
Short-term borrowings	55.7	5.6
Current portion of long-term debt	30.0	30.0

TOTAL CURRENT LIABILITIES	612.7	505.1

Long-term debt	1,247.9	1,255.2
Deferred tax liabilities	450.3	441.0
Other non-current liabilities	268.6	260.2

TOTAL LIABILITIES	2,579.5	2,461.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 218.2 issued and 194.6 outstanding at August 1, 2010 and 216.6 issued and 199.2 outstanding at May 2, 2010)	2.2	2.2
Additional paid-in capital	1,100.5	1,085.0
Treasury stock, at cost	(283.1)	(183.1)
Accumulated other comprehensive income (loss)	(59.9)	(59.8)
Retained earnings	1,025.0	983.1
TOTAL STOCKHOLDERS’ EQUITY	1,784.7	1,827.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,364.2	$4,288.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended
	August 1,	August 2,
	2010	2009
	(unaudited)
Net sales	$804.6	$813.7
Cost of products sold	537.9	553.8

Gross profit	266.7	259.9
Selling, general and administrative expense	147.3	139.0

Operating income	119.4	120.9
Interest expense	19.7	24.2
Other expense	3.6	1.9

Income from continuing operations before income taxes	96.1	94.8
Provision for income taxes	36.2	35.9

Income from continuing operations	59.9	58.9

Loss from discontinued operations before income taxes	(0.2)	(0.4)
Provision (benefit) for income taxes	0.3	(0.1)

Loss from discontinued operations	(0.5)	(0.3)

Net income	$59.4	$58.6

Basic earnings per common share:
Continuing operations	$0.30	$0.30
Discontinued operations	—	—

Total	$0.30	$0.30

Diluted earnings (loss) per common share:
Continuing operations	$0.29	$0.30
Discontinued operations	—	(0.01)

Total	$0.29	$0.29

Cash dividends declared per common share	$0.09	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	August 1, 2010	August 2, 2009
	(unaudited)
OPERATING ACTIVITIES:
Net income	$59.4	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	24.3
Deferred taxes	7.4	7.2
Loss on asset disposals	0.2	0.4
Stock compensation expense	3.4	2.9
Excess tax benefits from stock-based compensation	(2.5)	—
Other non-cash items, net	4.7	1.6
Changes in operating assets and liabilities	(46.2)	(71.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	49.9	23.9

INVESTING ACTIVITIES:
Capital expenditures	(18.6)	(24.2)

NET CASH USED IN INVESTING ACTIVITIES	(18.6)	(24.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	79.3	0.4
Payments on short-term borrowings	(29.2)	(0.6)
Principal payments on long-term debt	(7.5)	(8.1)
Dividends paid	(10.0)	(7.9)
Issuance of common stock	9.6	0.3
Purchase of treasury stock	(100.0)	—
Excess tax benefits from stock-based compensation	2.5	—

NET CASH USED IN FINANCING ACTIVITIES	(55.3)	(15.9)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24.8)	(16.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.7	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28.9	$126.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 1, 2010

(unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe and Canine Carry-Outs and other brand names, and food brands include Del Monte, Contadina, S&W, College Inn and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended August 1, 2010 and August 2, 2009 each reflect periods that contain 13 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of August 1, 2010 and for the three months ended August 1, 2010 and August 2, 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended August 1, 2010 are not necessarily indicative of the results expected for the year ending May 1, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 2, 2010 (“2010 Annual Report”). All significant intercompany balances and transactions have been eliminated.

Note 2. Employee Stock Plans

See Note 10 of the 2010 Annual Report for a description of the Company’s stock-based incentive plans.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. There were no stock options granted during the three months ended August 1, 2010. The following table presents the weighted average assumptions for options granted during the three months ended August 2, 2009:

Three Months Ended August 2, 2009
Dividend yield	2.1%
Expected volatility	28.0%
Risk-free interest rate	2.3%
Expected life (in years)	6.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 2, 2010	18,725,506	$9.57	11,781,956	$9.37
Granted	—	—
Forfeited	38,063	9.85
Exercised	1,105,650	8.61

Balance at August 1, 2010	17,581,793	$9.63	10,847,743	$9.46

As of August 1, 2010, the aggregate intrinsic values of options outstanding and options exercisable were $74.7 million and $47.9 million, respectively.

At August 1, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.91 - 8.78	6,584,552	5.24	$7.94	4,272,552	$8.04
$8.79 - 10.37	5,568,047	5.95	10.20	4,056,047	10.16
$10.38 - 11.85	5,429,194	6.97	11.10	2,519,144	10.76

$6.91 - 11.85	17,581,793	6.00	9.63	10,847,743	9.46

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units
Balance at May 2, 2010	1,444,400	991,419	153,214	2,948,553
Granted	—	5,708	—	—
Forfeited	(4,913)	—	—	(11,814)
Issued as common stock	(273,778)	—	—	(507,751)
Transferred to deferred stock units	(232,522)	232,522	—	—

Balance at August 1, 2010	933,187	1,229,649	153,214	2,428,988

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Note 3. Inventories

The Company’s inventories consist of the following:

	August 1, 2010	May 2, 2010
	(in millions)
Inventories:
Finished products	$706.5	$616.8
Raw materials and in-process material	46.6	43.5
Packaging material and other	148.6	108.3
LIFO Reserve	(58.5)	(42.2)

TOTAL INVENTORIES	$843.2	$726.4

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	August 1, 2010	May 2, 2010
	(in millions)
Goodwill	$1,337.9	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,060.5	1,060.5

Amortizable intangible assets:
Trademarks	40.7	40.7
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	140.7
Accumulated amortization	(40.1)	(38.8)

Amortizable intangible assets, net	100.6	101.9

Intangible assets, net	$1,161.1	$1,162.4

As of August 1, 2010, the Company’s goodwill was comprised of $1,187.7 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment. As of May 2, 2010, the Company’s goodwill was comprised of $1,187.5 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment.

Amortization expense for the three months ended August 1, 2010 and August 2, 2009 was $1.3 million and $1.2 million, respectively. The Company expects to recognize $5.4 million of amortization expense during the remainder of fiscal 2011. The following table presents expected amortization of intangible assets as of August 1, 2010, for each of the five succeeding fiscal years (in millions):

2012	$7.1
2013	6.4
2014	4.5
2015	4.5
2016	4.5

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions except per share data)
Basic earnings per common share:
Numerator:
Net income from continuing operations	$59.9	$58.9

Denominator:
Weighted average shares	198.3	198.4

Basic earnings per common share	$0.30	$0.30

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$59.9	$58.9

Denominator:
Weighted average shares	198.3	198.4
Effect of dilutive securities	5.7	1.1

Weighted average shares and equivalents	204.0	199.5

Diluted earnings per common share	$0.29	$0.30

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, and other deferred stock awards.

Stock options and restricted shares outstanding in the amount of 14.2 million were not included in the computation of diluted earnings per share for the three months ended August 2, 2009, because their inclusion would have been antidilutive. There were no antidilutive stock options or restricted shares for the three months ended August 1, 2010.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Note 6. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated:

	August 1, 2010	May 2, 2010
	(in millions)
Short-term borrowings:
Revolver	$50.0	$—
Other	5.7	5.6

	$55.7	$5.6

Long-term debt:
Term A Loan	$585.0	$592.5
6 3/4 % senior subordinated notes	250.0	250.0
7 1/2 % senior subordinated notes	450.0	450.0

	1,285.0	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	7.1	7.3
Less current portion	30.0	30.0

	$1,247.9	$1,255.2

The Company borrowed $78.8 million under its Revolver during the three months ended August 1, 2010. A total of $28.8 million was repaid during the three months ended August 1, 2010. As of August 1, 2010, the net availability under the Revolver, reflecting $62.0 million of outstanding letters of credit, was $388.0 million. To maintain availability of funds under the Revolver, the Company pays a commitment fee on the unused portion of the Revolver. The commitment fee was initially 0.5% and was reduced to 0.375% as of July 29, 2010 as a result of the Company achieving a lower total debt ratio, as calculated pursuant to the Senior Credit Facility.

As of August 1, 2010, the fair values of the Company’s 7   1/2% senior subordinated notes and 6   3/4% senior subordinated notes were $468.0 million and $256.3 million, respectively. As of May 2, 2010 the fair values of the Company’s 7   1/2% senior subordinated notes and 6   3/4% senior subordinated notes were $474.8 million and $257.8 million, respectively. The book value of the Company’s floating rate debt instruments approximates fair value because the interest rates adjust periodically to the current market rates.

The Company is scheduled to repay $22.5 million of its long-term debt during the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2012	$30.0
2013	30.0
2014	30.0
2015	722.5
2016	—
Thereafter	450.0

Agreements relating to the Company’s long-term debt, including the credit agreement governing its Senior Credit Facility and the indentures governing the senior subordinated notes, contain covenants that restrict the ability of Del Monte Corporation (“DMC”) and its subsidiaries, among other things, to incur or guarantee indebtedness, issue capital stock, pay dividends on and redeem capital stock, prepay certain indebtedness, enter into transactions with affiliates, make other restricted payments, including investments, incur liens, consummate asset sales and enter into consolidations or mergers. In addition, the Senior Credit Facility and the indentures limit the Company’s ability to agree to certain change of control transactions, because a “change of control” (as defined in the Senior Credit Facility) results in an event of default and a “change of control” (as defined in the applicable indenture) may under certain conditions result in a requirement for the Company to make a change of control purchase offer to the noteholders at a price equal to 101% of the principal amount plus interest. DMC, the primary obligor on the debt obligations, is a direct, wholly-owned subsidiary of Del Monte Foods Company (“DMFC”). Certain of these covenants are also applicable to DMFC.

In addition, the Company is required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under its Senior Credit Facility. The Company believes that it is currently in compliance with all of its restrictive and financial covenants and were in compliance therewith as of August 1, 2010. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Senior Credit Facility.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

If the Company is unable to comply with the covenants under the Senior Credit Facility or any of the indentures governing its senior subordinated notes, there would be a default, which if not waived, could result in the acceleration of a significant portion of its indebtedness.

Note 7. Derivative Financial Instruments

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The Company had an interest rate swap which was terminated in fiscal 2010 and did not enter into any new interest rate swaps during the three months ended August 1, 2010. On August 13, 2010, the Company entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014.

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

On August 1, 2010, the fair values of the Company’s commodities hedges were recorded as current assets of $6.9 million and current liabilities of $0.8 million. The fair values of the Company’s commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million at May 2, 2010.

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of August 1, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $2.8 million and current liabilities of $0.2 million. As of May 2, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $4.5 million and current liabilities of $0.5 million.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in other comprehensive income (“OCI”) are expected to be reclassified into earnings within the next 24 months.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of August 1, 2010 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
(in millions)
Foreign currency exchange contracts	Prepaid expenses and other current assets	$2.8	Accounts payable and accrued expenses	$0.2
Commodity contracts	Prepaid expenses and other current assets	6.9	Accounts payable and accrued expenses	0.8

Total		$9.7		$1.0

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of May 2, 2010 was as follows:

	Asset derivatives		Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
(in millions)
Foreign currency exchange contracts	Prepaid expenses and other current assets	$4.5	Accounts payable and accrued expenses	$0.5

Commodity contracts	Prepaid expenses and other current assets	11.1	Accounts payable and accrued expenses	2.5

Total		$15.6		$3.0

The effect of derivative instruments recorded for the three months ended August 1, 2010 in the Condensed Consolidated Statements of Income was as follows:

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
		(in millions)
Foreign currency exchange contracts	$(1.1)	Cost of products sold	$0.7	Other income (expense)	$—
Commodity contracts	2.7	Cost of products sold	0.4	Other income (expense)	(4.7)

Total	$1.6		$1.1		$(4.7)

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

The effect of derivative instruments recorded for the three months ended August 2, 2009 in the Condensed Consolidated Statements of Income was as follows:

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

Note 8. Fair Value Measurements

The Company uses commodity contracts, interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity prices, diesel fuel prices, interest rates and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value
	Level 1		Level 2		Level 3
Description	August 1, 2010	May 2, 2010	August 1, 2010	May 2, 2010	August 1, 2010	May 2, 2010
			(in millions)
Assets
Commodity Contracts	$4.2	$3.5	$2.7	$7.6	$—	$—
Foreign Currency Contracts	—	—	2.8	4.5	—	—

Total	$4.2	$3.5	$5.5	$12.1	$—	$—

Liabilities
Commodity Contracts	$0.6	$2.2	$0.2	$0.3	$—	$—
Foreign Currency Contracts	—	—	0.2	0.5	—	—

Total	$0.6	$2.2	$0.4	$0.8	$—	$—

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

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s short-term borrowings and long-term debt are discussed in Note 6.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net income	$59.4	$58.6

Other comprehensive income:
Foreign currency translation adjustments	(0.3)	1.4
Income on cash flow hedging instruments, net of tax	0.2	3.5

Total other comprehensive income (loss)	(0.1)	4.9

Comprehensive income	$59.3	$63.5

Note 10. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2010 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three months ended August 1, 2010 and August 2, 2009, respectively, are as follows:

	Three Months Ended
	Pension Benefits		Other Benefits
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
		(in millions)
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.5	$2.7	$0.4	$0.4
Interest cost on projected benefit obligation	5.8	6.7	2.1	2.1
Expected return on plan assets	(7.5)	(5.1)	—	—
Amortization of prior service cost/(credit)	0.2	0.2	(2.1)	(2.1)
Amortization of loss	0.9	0.5	—	—

Net periodic benefit cost	$2.9	$5.0	$0.4	$0.4

The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company has made contributions in excess of its required minimum amounts during fiscal 2009 and fiscal 2010. The Company has achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties about future funding levels as well as plan financial returns, the Company cannot predict definitively at this time whether it will continue to achieve specified plan funding thresholds and fully fund its plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plan. As of August 1, 2010, the Company has not made any contributions for fiscal 2011 and currently expects to make contributions of approximately $40.0 million in fiscal 2011.

Note 11. Legal Proceedings

There have been no material developments in our legal proceedings since the legal proceedings reported in the 2010 Annual Report. As previously reported in the 2010 Annual Report:

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

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and is vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

For the three months ended August 1, 2010

(unaudited)

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net Sales:
Pet Products	$427.3	$412.3
Consumer Products	377.3	401.4

Total Company	$804.6	$813.7

Operating Income:
Pet Products	$98.7	$102.8
Consumer Products	34.3	32.1
Corporate (a)	(13.6)	(14.0)

Total Company	119.4	120.9

Reconciliation to income from continuing operations before income taxes:
Interest expense	19.7	24.2
Other expense	3.6	1.9

Income from continuing operations before income taxes	$96.1	$94.8

(a)	Corporate represents expenses not directly attributable to reportable segments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

Note 13. Share Repurchases

On June 22, 2010, the Company entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, Del Monte paid $100 million to Goldman Sachs on June 25, 2010 from available cash on hand to purchase outstanding shares of its common stock, and it received 6,215,470 shares of its common stock from Goldman Sachs on that date. Final settlement of the ASB occurred on August 2, 2010, resulting in Del Monte receiving an additional 885,413 shares of its common stock. The total number of shares that Del Monte ultimately repurchased under the ASB was based generally on the average of the daily volume-weighted average share price of Del Monte’s common stock over the duration of the transaction. The repurchased shares are being held in treasury.

Note 14. Financial Information for Subsidiary Issuer and Non-Guarantor Subsidiaries

As discussed in the 2010 Annual Report, in October 2009 DMC issued 7 1/2% Notes (such 7 1/2% Notes, collectively with the 6 3 /4% Notes issued in February 2005, the “Notes”). The Notes are fully and unconditionally guaranteed on a subordinated basis by DMFC as set forth in the indentures governing the Notes. DMC, the issuer, is 100% owned by DMFC. The Company’s credit agreement and indentures generally limit the ability of DMC to make cash payments to DMFC, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of August 1, 2010 and May 2, 2010; Condensed Consolidating Statements of Income for the three months ended August 1, 2010 and August 2, 2009 and Condensed Consolidating Statements of Cash Flows for the three months ended August 1, 2010 and August 2, 2009 of DMFC (“Parent Company”), DMC (“Issuer”), and all of DMC’s subsidiaries, which are not guarantors (“Subsidiary Non-guarantors”):

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AUGUST 1, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$18.1	$10.8	$—	$28.9
Trade accounts receivable, net of allowance	—	173.1	18.2	—	191.3
Inventories	—	812.0	31.2	—	843.2
Prepaid expenses and other current assets	17.9	235.4	56.7	(191.0)	119.0

TOTAL CURRENT ASSETS	17.9	1,238.6	116.9	(191.0)	1,182.4

Property, plant and equipment, net	—	582.0	68.0	—	650.0
Goodwill	—	1,336.7	1.2	—	1,337.9
Intangible assets, net	—	1,161.1	—	—	1,161.1
Other assets, net	1,784.7	101.1	2.2	(1,855.2)	32.8

TOTAL ASSETS	$1,802.6	$4,419.5	$188.3	$(2,046.2)	$4,364.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17.9	$588.4	$111.7	$(191.0)	$527.0
Short-term borrowings	—	50.0	5.7	—	55.7
Current portion of long-term debt	—	30.0	—	—	30.0

TOTAL CURRENT LIABILITIES	17.9	668.4	117.4	(191.0)	612.7

Long-term debt	—	1,247.9	—	—	1,247.9
Deferred tax liabilities	—	451.1	—	(0.8)	450.3
Other non-current liabilities	—	267.0	1.6	—	268.6

TOTAL LIABILITIES	17.9	2,634.4	119.0	(191.8)	2,579.5

Stockholders’ equity:
Common stock	2.2	—	26.9	(26.9)	2.2
Additional paid-in capital	1,100.5	1,098.2	—	(1,098.2)	1,100.5
Treasury stock, at cost	(283.1)	—	—	—	(283.1)
Accumulated other comprehensive income (loss)	(59.9)	(59.9)	(7.6)	67.5	(59.9)
Retained earnings	1,025.0	746.8	50.0	(796.8)	1,025.0

TOTAL STOCKHOLDERS’ EQUITY	1,784.7	1,785.1	69.3	(1,854.4)	1,784.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802.6	$4,419.5	$188.3	$(2,046.2)	$4,364.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 1, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$776.4	$55.4	$(27.2)	$804.6
Cost of products sold	—	519.1	46.0	(27.2)	537.9

Gross profit	—	257.3	9.4	—	266.7
Selling, general and administrative expense	0.5	138.4	8.4	—	147.3

OPERATING INCOME (LOSS)	(0.5)	118.9	1.0	—	119.4
Interest expense	—	19.5	0.2	—	19.7
Other (income) expense	—	4.4	(0.8)	—	3.6

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.5)	95.0	1.6	—	96.1

Provision (benefit) for income taxes	(0.2)	35.3	1.1	—	36.2
Equity in undistributed earnings of subsidiaries	59.7	0.5	—	(60.2)	—

Income from continuing operations	59.4	60.2	0.5	(60.2)	59.9
Discontinued operations (net of tax)	—	(0.5)	—	—	(0.5)

NET INCOME	$59.4	$59.7	$0.5	$(60.2)	$59.4

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$785.0	$52.5	$(23.8)	$813.7
Cost of products sold	—	534.3	43.3	(23.8)	553.8

Gross profit	—	250.7	9.2	—	259.9
Selling, general and administrative expense	0.3	130.7	8.0	—	139.0

OPERATING INCOME (LOSS)	(0.3)	120.0	1.2	—	120.9
Interest expense	—	24.1	0.1	—	24.2
Other expense	—	1.4	0.5	—	1.9

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.3)	94.5	0.6	—	94.8

Provision (benefit) for income taxes	(0.1)	36.0	—	—	35.9
Equity in undistributed earnings of subsidiaries	58.8	0.6	—	(59.4)	—

Income from continuing operations	58.6	59.1	0.6	(59.4)	58.9
Discontinued operations (net of tax)	—	(0.3)	—	—	(0.3)

NET INCOME	$58.6	$58.8	$0.6	$(59.4)	$58.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended August 1, 2010

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 1, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$46.9	$3.0	$—	$49.9

INVESTING ACTIVITIES:
Capital expenditures	—	(18.0)	(0.6)	—	(18.6)
Dividends received	110.0	—	—	(110.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	110.0	(18.0)	(0.6)	(110.0)	(18.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	78.8	0.5	—	79.3
Payments on short-term borrowings	—	(28.8)	(0.4)	—	(29.2)
Principal payments on long-term debt	—	(7.5)	—	—	(7.5)
Dividends paid	(10.0)	(110.0)	—	110.0	(10.0)
Issuance of stock	9.6	—	—	—	9.6
Capital contribution	(9.6)	9.6	—	—	—
Purchase of treasury stock	(100.0)	—	—	—	(100.0)
Excess tax benefits from stock-based compensation	—	2.5	—	—	2.5

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(110.0)	(55.4)	0.1	110.0	(55.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.8)	—	(0.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(26.5)	1.7	—	(24.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	44.6	9.1	—	53.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$18.1	$10.8	$—	$28.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 2, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$16.6	$7.3	$—	$23.9

INVESTING ACTIVITIES:
Capital expenditures	—	(22.1)	(2.1)	—	(24.2)
Dividends received	7.9	—	—	(7.9)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7.9	(22.1)	(2.1)	(7.9)	(24.2)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	—	0.4	—	0.4
Payments on short-term borrowings	—	—	(0.6)	—	(0.6)
Principal payments on long-term debt	—	(8.1)	—	—	(8.1)
Dividends paid	(7.9)	(7.9)	—	7.9	(7.9)
Issuance of stock	0.3	—	—	—	0.3
Capital contribution	(0.3)	0.3	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7.9)	(15.7)	(0.2)	7.9	(15.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(21.2)	4.8	—	(16.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	134.0	8.7	—	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$112.8	$13.5	$—	$126.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 2, 2010 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report and in Part II. “Item 1A. Risk Factors” of this quarterly report Form 10-Q.

Corporate Overview

Our Business. Del Monte Foods Company and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry-Outs and other brand names and food brands such as Del Monte, Contadina, S&W, College Inn and other brand names. We have two reportable segments: Pet Products and Consumer Products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	August 1, 2010	August 2, 2009	Change	%Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$804.6	$813.7	$(9.1)	(1.1%)	(0.4%)	(0.7%)
Cost of Products Sold	537.9	553.8	(15.9)	(2.9%)	(1.3%)	(1.6%)

Gross Profit	266.7	259.9	6.8	2.6%
Selling, General and Administrative Expense (“SG&A”)	147.3	139.0	8.3	6.0%

Operating Income	$119.4	$120.9	$(1.5)	(1.2%)

Gross Margin	33.1%	31.9%

SG&A as a % of net sales	18.3%	17.1%

Operating Income Margin	14.8%	14.9%

Cash Flow (c)	$31.3	$(0.3)

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.
(c)	We define cash flow as cash provided by operating activities less cash used in investing activities. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Executive Overview

In the first quarter of fiscal 2011, we had net sales of $804.6 million, operating income of $119.4 million and net income of $59.4 million, compared to net sales of $813.7 million, operating income of $120.9 million and net income of $58.6 million in the first quarter of fiscal 2010. Cash flow, which we define as cash provided by operating activities less cash used in investing activities, was $31.3 million in the first quarter of fiscal 2011 compared to ($0.3) million in the first quarter of fiscal 2010. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Net sales decreased by 1.1% primarily driven by lower sales volume in the Consumer Products segment, partially offset by increased sales volume in our Pet Products segment. Our lower Consumer Products sales resulted from reduced vegetable sales in retail, primarily driven by higher promotional activity by our competitors as well as category softness in non-grocery channels, and from reduced fruit and vegetable sales in non-retail, primarily government sales. Despite the decrease in net sales during the first quarter, we anticipate growth in net sales for the full fiscal year; however, the growth in net sales is expected to be less than the growth in net sales in fiscal 2010.

Operating income for the quarter decreased slightly. The decrease in operating income was driven by lower net sales and increased marketing spending, partially offset by lower costs. Marketing expense for fiscal 2011 is expected to be lower than marketing expense in fiscal 2010, primarily reflecting a shift to fund trade promotions in response to the current competitive environment in both our Pet Products and Consumer Products segments.

Interest expense decreased $4.5 million in the three months ended August 1, 2010 compared to the three months ended August 2, 2009, driven by both lower debt balances and lower interest rates.

On June 10, 2010, we announced that our Board of Directors had authorized the repurchase of up to $350.0 million of our common stock over three years. On June 22, 2010, we entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase $100.0 million of our common stock, which resulted in the repurchase of approximately 7.1 million shares.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements in our 2010 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended August 1, 2010 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.7 million, which related to prior year activity. This adjustment represented approximately 1% of our trade promotion expense for the three months ended August 1, 2010. Our evaluations during the three months ended August 2, 2009 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

During the three months ended August 1, 2010, we recognized expense for our qualified DB plan of $2.9 million and other benefits expense of $0.4 million. Our remaining fiscal 2011 pension expense for our qualified DB plan is currently estimated to be approximately $8.7 million and other benefits expense is currently estimated to be approximately $1.2 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands, Non-Amortizing Brands or goodwill during the three months ended August 1, 2010 and August 2, 2009. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended August 1, 2010 and August 2, 2009, we experienced no significant adjustments to our estimates.

Results of Operations

The following discussion provides a summary of operating results for the three months ended August 1, 2010, compared to the results for the three months ended August 2, 2009.

Net sales

	Three Months Ended
	August 1, 2010	August 2, 2009	Change	% Change	Volume (a)	Rate (b)
		(in millions, except percentages)
Net Sales
Pet Products	$427.3	$412.3	$15.0	3.6%	4.3%	(0.7%)
Consumer Products	377.3	401.4	(24.1)	(6.0%)	(5.2%)	(0.8%)

Total	$804.6	$813.7	$(9.1)	(1.1%)

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales decreased by $9.1 million, or 1.1%, for the three months ended August 1, 2010 compared to the three months ended August 2, 2009. The decrease was driven by a more competitive promotional environment in retail and lower non-retail sales, which together impacted our sales volume in our Consumer Products segment. This was partially offset by increased sales volume in our Pet Products segment.

Net sales in our Pet Products segment were $427.3 million for the three months ended August 1, 2010, an increase of $15.0 million, or 3.6%, compared to $412.3 million for the three months ended August 2, 2009. This increase was primarily driven by volume growth in existing dry pet food and pet snacks products. New product volume also contributed to the increase in net sales. In addition, pricing actions due to previously implemented package resizing was more than offset by increased trade spending.

Net sales in our Consumer Products segment were $377.3 million for the three months ended August 1, 2010, a decrease of $24.1million, or 6.0%, compared to $401.4 million for the three months ended August 2, 2009. This decrease was primarily driven by reduced vegetable sales in retail, driven by higher promotional activity by our competitors and category softness in non-grocery channels, and by reduced lower margin fruit and vegetable sales in non-retail, primarily government sales. New product sales partially offset the decrease in sales.

Cost of products sold

Cost of products sold for the three months ended August 1, 2010 was $537.9 million, a decrease of $15.9 million, or 2.9%, compared to $553.8 million for the three months ended August 2, 2009. This decrease was primarily due to continued productivity savings as well as lower overall volumes.

Gross margin

Our gross margin percentage for the three months ended August 1, 2010 increased 1.2 points to 33.1% compared to 31.9% for the three months ended August 2, 2009. Gross margin was impacted by a 1.1 margin point increase related to the lower costs noted above and a 0.5 margin point increase due to product mix resulting primarily from increased dry pet food and pet snacks sales, partially offset by a 0.4 margin point decrease due to increased trade spending.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended August 1, 2010 was $147.3 million, an increase of $8.3 million, or 6.0%, compared to $139.0 million for the three months ended August 2, 2009. This increase was primarily driven by a $4.0 million increase in marketing costs reflecting investments behind key brands, and increased overhead costs. Although SG&A increased for the quarter, we expect total SG&A expense for the full fiscal year to decrease, primarily as a result of shifting marketing spending to fund trade promotions to address the competitive environment noted above.

Operating income

	Three Months Ended
	August 1, 2010	August 2, 2009	Change	% Change
	(in millions, except percentages)
Operating Income
Pet Products	$98.7	$102.8	$(4.1)	(4.0%)
Consumer Products	34.3	32.1	2.2	6.9%
Corporate (a)	(13.6)	(14.0)	0.4	2.9%

Total	$119.4	$120.9	$(1.5)	(1.2%)

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended August 1, 2010 was $119.4 million, a decrease of $1.5 million, or 1.2%, compared to $120.9 million for the three months ended August 2, 2009. This decrease reflects the lower net sales and higher SG&A expense noted above, partially offset by the lower cost of products sold noted above.

Our Pet Products segment operating income decreased by $4.1 million, or 4.0%, to $98.7 million for the three months ended August 1, 2010 from $102.8 million for the three months ended August 2, 2009. Higher marketing and other SG&A expenses more than offset the increased net sales noted above.

Our Consumer Products segment operating income increased by $2.2 million, or 6.9%, to $34.3 million for the three months ended August 1, 2010 from $32.1 million for the three months ended August 2, 2009. Lower costs, primarily due to productivity savings, and lower marketing expense more than offset the decreased net sales noted above.

Our Corporate expenses decreased by $0.4 million, or 2.9%, during the three months ended August 1, 2010 compared to the prior year period.

Interest expense

Interest expense decreased by $4.5 million, or 18.6%, to $19.7 million for the three months ended August 1, 2010 from $24.2 million for the three months ended August 2, 2009. This decrease was driven by lower debt levels and lower average interest rates.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended August 1, 2010 was 37.7% compared to 37.9% for the three months ended August 2, 2009.

Loss from discontinued operations

The loss from discontinued operations of $0.5 million and $0.3 million for the three months ended August 1, 2010 and August 2, 2009, respectively, is primarily related to minor activities as we perform the final wind-down of items related to the StarKist Seafood Business, which was sold in October 2008.

Reconciliation of Non-GAAP Financial Measures—Cash Flow

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this quarterly report on Form 10-Q, we are also providing certain non-GAAP financial measures of cash flow. We internally use cash flow, which we define as cash provided by operating activities less cash used in investing activities, as a financial measure. Cash flow is one of the measures we use internally to compare our performance period-to-period and we believe this information is also helpful to investors. Cash flow does not represent the residual cash flow available for discretionary expenditures by us. For example, we have mandatory debt repayment obligations that are not deducted from the measure. The difference between “cash flow” and “net cash provided by operating activities,” which is the most comparable GAAP financial measure, is that cash flow reflects the impact of net cash provided by or used in investing activities. We caution investors that the non-GAAP financial measures presented are intended to supplement our GAAP results and are not a substitute for such results. Additionally, we caution investors that the non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies. The following table provides a reconciliation of cash flow for the periods indicated:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net cash provided by operating activities	$49.9	$23.9

Net cash used in investing activities	(18.6)	(24.2)

Cash flow	$31.3	$(0.3)

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends, share repurchases and other general business purposes. We have also used cash for acquisitions and expenditures related to our transformation plan announced in June 2006. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility and indentures. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or share repurchase plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver under our senior credit facility.

As of August 1, 2010 and August 2, 2009, we had not made any contributions to our defined benefit pension plan for fiscal 2011 or fiscal 2010, respectively. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We have made contributions in excess of our required minimum amounts during fiscal 2009 and fiscal 2010. As a result of this incremental funding combined with better than expected plan financial returns, we have achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties about future funding levels as well as plan financial returns, we cannot predict definitively at this time whether we will continue to achieve specified plan funding thresholds and fully fund our plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plan. We currently expect to make contributions of approximately $40.0 million in fiscal 2011.

We believe that cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	August 1, 2010	May 2, 2010
	(in millions)
Short-term borrowings:
Revolver	$50.0	$—
Other	5.7	5.6

	$55.7	$5.6

Long-term debt:
Term A Loan	$585.0	$592.5
6 3/4 % senior subordinated notes	250.0	250.0
7 1/2 % senior subordinated notes	450.0	450.0

	1,285.0	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	7.1	7.3
Less current portion	30.0	30.0

	$1,247.9	$1,255.2

Description of Senior Credit Facility and Senior Subordinated Notes

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our senior credit facility, our senior subordinated note indentures, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

Senior Credit Facility

The Senior Credit Facility, dated January 29, 2010, consists of a $500.0 million five-year revolving credit facility (the “Revolver”) and a $600.0 million five-year term A loan facility (the “Term A Facility”). The Senior Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $500.0 million, subject to receipt of additional lending commitments for such loans. The Revolver includes a letter of credit subfacility of $150.0 million.

Del Monte Corporation (“DMC”) is the borrower under the Senior Credit Facility. DMC’s obligations under the Senior Credit Facility are secured by a lien on substantially all of its assets. DMC’s obligations under the Senior Credit Facility are also guaranteed by Del Monte Foods Company (“DMFC”). The obligations of DMFC under its guaranty are secured by a pledge of the stock of DMC.

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

Initially, borrowings under the Revolver bore interest at an interest rate equal to, at our option, either (a) the alternate base rate as defined in the Senior Credit Facility (the “Base Rate”) plus 1.75% per annum, or (b) the Eurodollar Rate as defined in the Senior Credit Facility (the “Eurodollar Rate”) plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to loans outstanding under the Revolver may be adjusted periodically based on our total debt ratio (as calculated pursuant to the Senior Credit Facility), with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin. Effective July 29, 2010, the Base Rate and Eurodollar Rate margins were reduced to 1.375% and 2.375%, respectively, as a result of our achieving a lower total debt ratio. Additionally, to maintain availability of funds under the Revolver, we pay a commitment fee on the unused portion of the Revolver. From and after the six-month anniversary of the Senior Credit Facility, the commitment fee percentage may be adjusted periodically based on our total debt ratio, with 0.50% being the maximum commitment fee percentage. The commitment fee was initially 0.50% and was reduced to 0.375% as of July 29, 2010 as a result of our achieving a lower total debt ratio. Availability of borrowings under the Revolver is subject to a bringdown of the representations and warranties in our Senior Credit Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Senior Credit Facility described below). The Revolver will mature, and the commitments thereunder will terminate, on January 30, 2015.

We borrowed $78.8 million under the Revolver during the three months ended August 1, 2010, and repaid a total of $28.8 million. As of August 1, 2010, the amount of letters of credit issued under the Revolver was $62.0 million and the net availability under the Revolver was $388.0 million. The blended interest rate on the Revolver was approximately 2.7% on August 1, 2010.

Term A Facility. Initially, borrowings under the Term A Facility bore interest at a rate equal to, at our option, either (a) the Base Rate plus 1.75% per annum, or (b) the Eurodollar Rate plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to the Term A Facility may be adjusted periodically based on our total debt ratio, with 2.75% being the maximum Eurodollar Rate margin and 1.75% being the maximum Base Rate margin. Effective July 29, 2010, the Base Rate and Eurodollar Rate margins were reduced to 1.375% and 2.375%, respectively, as a result of our achieving a lower total debt ratio.

The Term A Facility requires amortization in the form of scheduled principal payments of $7.5 million per fiscal quarter from April 30, 2010 to October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility. Unlike amounts repaid under the Revolver, any amounts we repay under the Term A Facility may not be reborrowed. As of August 1, 2010, the amount outstanding under the Term A Facility was $585.0 million and the interest rate payable was 2.83%.

On August 13, 2010, we entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014.

Senior Subordinated Notes

On October 1, 2009, we consummated a private placement offering of our senior subordinated notes due October 2019 with an aggregate principal amount of $450.0 million and a stated interest rate of 7 1/2% (the “7 1/2% Notes”).

Interest on the 7 1/2% Notes is payable semi-annually on April 15 and October 15 of each year commencing April 15, 2010. Certain subsidiaries of DMC initially guaranteed DMC’s obligations under the 7 1/2% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 7 1/2% Notes are guaranteed by DMFC. We have the option to redeem the 7 1/2% Notes at a premium at any time before October 14, 2017, and at face value beginning on October 14, 2017, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. All of the 7 1/2% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on July 9, 2010 and all references to 7 1/2% Notes in this quarterly report on Form 10-Q include such substantially identical registered notes.

Through a private placement offering on February 8, 2005, DMC issued $250.0 million principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC had guaranteed DMC’s obligations under the 6 3/4% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 6 3/4% Notes are guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005 and all references to 6 3/ 4% Notes in this quarterly report on Form 10-Q include such substantially identical registered notes.

The indentures governing our 7 1/2% Notes and our 6 3/4% Notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

Maturities

Scheduled maturities of our long-term debt are $22.5 million for the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

2012	$30.0
2013	30.0
2014	30.0
2015	722.5
2016	—
Thereafter	450.0

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

Senior Subordinated Note Indenture Covenants. As a general matter, the restrictive covenants set forth in our indentures are less restrictive than the comparable covenants in our Senior Credit Facility. The restrictive covenants in the indenture governing our 7 1 /2% Notes are similar to the restrictive covenants in the indenture governing our 6 3 /4% Notes.

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

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of August 1, 2010. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

Share Repurchases

On June 22, 2010, we entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, we paid Goldman Sachs $100 million on June 25, 2010 from available cash on hand and received 6,215,470 shares of our common stock from Goldman Sachs on that date. Final settlement of this agreement occurred on August 2, 2010, resulting in our receiving an additional 885,413 shares of our common stock. The total number of shares that we ultimately repurchased under the ASB was generally based on the average daily volume-weighted average share price of our common stock over the duration of the transaction. The repurchased shares are being held in treasury.

Cash Flow

During the three months ended August 1, 2010, our cash and cash equivalents decreased by $24.8 million and during the three months ended August 2, 2009, our cash and cash equivalents decreased by $16.4 million.

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net Cash Provided by Operating Activities	$49.9	$23.9
Net Cash Used in Investing Activities	(18.6)	(24.2)
Net Cash Used in Financing Activities	(55.3)	(15.9)

Operating Activities. Cash provided by operating activities for the three months ended August 1, 2010 was $49.9 million, compared to $23.9 million for the three months ended August 2, 2009. This increase was primarily driven by lower inventory levels in the first three months of fiscal 2011 primarily driven by a later start to the pack season as a result of cooler temperatures, as well as more typical peach yields. Inventory levels in the first three months of fiscal 2010 were impacted by higher peach yields. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended August 1, 2010 was $18.6 million and $24.2 million for the three months ended August 2, 2009 and consisted entirely of capital spending. Capital spending for the remainder of fiscal 2011 is expected to approximate $70 million to $90 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the three months ended August 1, 2010 was $55.3 million compared to $15.9 million for the three months ended August 2, 2009. During the three months ended August 1, 2010, we repurchased $100.0 million of our common stock. During the first three months of fiscal 2011, we borrowed a net of $50.1 million in short-term borrowings as a result of incurring seasonal borrowings for operations, compared to net repayments of $0.2 million during the first three months of fiscal 2010. In addition, during the three months ended August 1, 2010 and August 2, 2009, we made repayments of $7.5 million and $8.1 million, respectively, towards our outstanding term loan principal. We also paid $10.0 million and $7.9 million in dividends during the three months ended August 1, 2010 and August 2, 2009, respectively.

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

During the three months ended August 1, 2010, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect the interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

From time to time, we manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We had an interest rate swap which was terminated in fiscal 2010 and we did not enter into any interest rate swaps during the three months ended August 1, 2010. On August 13, 2010, we entered into an interest rate swap with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $1.3 million and $1.4 million for the three months ended August 1, 2010 and August 2, 2009, respectively.

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

On August 1, 2010, the fair values of our commodities hedges were recorded as current assets of $6.9 million and current liabilities of $0.8 million. On May 2, 2010, the fair values of our commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million.

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

	August 1, 2010	May 2, 2010
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$9.4	$13.9

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

The table below presents our foreign currency derivative contracts as of August 1, 2010 and May 2, 2010. All of the foreign currency derivative contracts held on May 2, 2010 are scheduled to mature prior to the end of fiscal 2012.

	August 1, 2010	May 2, 2010
Contract Amount (Mexican pesos) ($ in millions)	$30.9	$22.5
Contract Amount ($CAD) (in millions)	22.0	29.0

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows:

	August 1, 2010	May 2, 2010
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$2.6	$4.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(5.3)	(5.4)

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material developments in our legal proceedings since the legal proceedings reported in the 2010 Annual Report. As previously reported in the 2010 Annual Report:

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

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and are vigorously defending ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement.

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

•	logistics and other transportation-related costs;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	performance of our pet products business and packaged produce sales;

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	product distribution;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	industry trends, including changes in buying, inventory and other business practices by customers;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	currency and interest rate fluctuations;

•

changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations or duties;

•	impairments in the book value of goodwill or other intangible assets;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	any disruption to our manufacturing or supply chain, particularly any disruption in or shortage of seasonal pack;

•	pension costs and funding requirements;

•	risks associated with foreign operations;

•	protecting our intellectual property rights or intellectual property infringement or violation claims;

•	failure of our information technology systems; and

•	transformative plans.

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors That May Affect Our Future Results and Stock Price” in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	The following table provides information about purchases we made of our common stock during the three month period ended August 1, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 3 - 30, 2010	—	—	—	—
May 31 - June 27, 2010	6,215,470	(1)	6,215,470	$250,000,000
June 28 - August 1, 2010	—	—	—	250,000,000

Total	6,215,470	(1)	6,215,470	$250,000,000

(1)	On June 10, 2010, we announced that our Board had authorized the repurchase of up to $350.0 million of our common stock over three years. Under this authorization, repurchases of our common stock may be made from time to time through a variety of methods, including accelerated stock buybacks, open market purchases, privately negotiated transactions and block transactions. Under this authorization, on June 22, 2010, we entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, we paid Goldman Sachs $100 million on June 25, 2010 from available cash on hand and received 6,215,470 shares of our common stock from Goldman Sachs on that date. Final settlement of this agreement occurred on August 2, 2010, resulting in our receiving an additional 885,413 shares of our common stock. The total number of shares that we ultimately repurchased under the ASB was generally based on the average daily volume-weighted average share price of our common stock over the duration of the transaction. The average price of the repurchased shares under the ASB was $14.08 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

4.1	Form of 7 1/2% Senior Subordinated Note due 2019	S-4	4.2	May 4, 2010

† 10.1	Master Confirmation entered into by Del Monte and Goldman Sachs on June 22, 2010	8-K	10.1	June 25, 2010

† 10.2	Supplemental Confirmation entered into by Del Monte and Goldman Sachs on June 22, 2010	8-K	10.2	June 25, 2010

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer furnished pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer furnished pursuant to Rule 13-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
†	Confidential treatment has been granted as to portions of this exhibit
^	furnished herewith

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

Dated: September 8, 2010