Form 10-Q
period 2010-10-31
DEL MONTE FOODS CO
filed 2010-12-07
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 3, 2010, there were 195,253,546 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	October 31, 2010	May 2, 2010
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$20.2	$53.7
Trade accounts receivable, net of allowance	257.3	187.0
Inventories	1,067.5	726.4
Prepaid expenses and other current assets	135.9	128.5

TOTAL CURRENT ASSETS	1,480.9	1,095.6

Property, plant and equipment, net	643.9	658.8
Goodwill	1,337.9	1,337.7
Intangible assets, net	1,159.3	1,162.4
Other assets, net	30.3	34.4

TOTAL ASSETS	$4,652.3	$4,288.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$571.6	$469.5
Short-term borrowings	221.9	5.6
Current portion of long-term debt	30.0	30.0

TOTAL CURRENT LIABILITIES	823.5	505.1

Long-term debt	1,240.6	1,255.2
Deferred tax liabilities	455.2	441.0
Other non-current liabilities	275.8	260.2

TOTAL LIABILITIES	2,795.1	2,461.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 219.2 issued and 194.7 outstanding at October 31, 2010 and 216.6 issued and 199.2 outstanding at May 2, 2010)	2.2	2.2
Additional paid-in capital	1,107.8	1,085.0
Treasury stock, at cost	(283.1)	(183.1)
Accumulated other comprehensive income (loss)	(58.2)	(59.8)
Retained earnings	1,088.5	983.1

TOTAL STOCKHOLDERS’ EQUITY	1,857.2	1,827.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,652.3	$4,288.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(unaudited)
Net sales	$940.9	$958.9	$1,745.5	$1,772.6
Cost of products sold	631.4	649.7	1,169.3	1,203.5

Gross profit	309.5	309.2	576.2	569.1
Selling, general and administrative expense	161.5	168.6	308.8	307.6

Operating income	148.0	140.6	267.4	261.5
Interest expense	20.0	41.0	39.7	65.2
Other (income) expense	(2.0)	0.8	1.6	2.7

Income from continuing operations before income taxes	130.0	98.8	226.1	193.6
Provision for income taxes	48.9	36.2	85.1	72.1

Income from continuing operations	81.1	62.6	141.0	121.5

Loss from discontinued operations before income taxes	—	(0.1)	(0.2)	(0.5)
Provision (benefit) for income taxes	—	(0.1)	0.3	(0.2)

Loss from discontinued operations	—	—	(0.5)	(0.3)

Net income	$81.1	$62.6	$140.5	$121.2

Basic earnings per common share:
Continuing operations	$0.42	$0.31	$0.72	$0.61
Discontinued operations	—	—	—	—

Total	$0.42	$0.31	$0.72	$0.61

Diluted earnings (loss) per common share:
Continuing operations	$0.41	$0.31	$0.70	$0.61
Discontinued operations	—	—	—	(0.01)

Total	$0.41	$0.31	$0.70	$0.60

Cash dividends declared per common share	$0.09	$0.05	$0.18	$0.10

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	October 31, 2010	November 1, 2009
	(unaudited)
OPERATING ACTIVITIES:
Net income	$140.5	$121.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47.7	49.4
Deferred taxes	27.3	24.3
Write off of debt issuance cost and loss on debt refinancing	—	16.6
Loss on asset disposals	1.0	0.6
Stock compensation expense	6.9	7.1
Excess tax benefits from stock-based compensation	(3.8)	—
Other non-cash items, net	4.6	4.5
Changes in operating assets and liabilities	(312.7)	(311.1)

NET CASH USED IN OPERATING ACTIVITIES	(88.5)	(87.4)

INVESTING ACTIVITIES:
Capital expenditures	(33.6)	(45.7)

NET CASH USED IN INVESTING ACTIVITIES	(33.6)	(45.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	389.8	143.0
Payments on short-term borrowings	(173.5)	(81.0)
Proceeds from long-term borrowings	—	442.3
Principal payments on long-term debt	(15.0)	(456.7)
Payments of debt-related costs	—	(24.4)
Dividends paid	(27.5)	(17.8)
Issuance of common stock	17.2	2.8
Purchase of treasury stock	(100.0)	—
Taxes remitted on behalf of employees for net share settlement of stock awards	(5.9)	—
Excess tax benefits from stock-based compensation	3.8	0.6

NET CASH PROVIDED BY FINANCING ACTIVITIES	88.9	8.8

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33.5)	(123.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.7	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.2	$18.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2010

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 31, 2010 and November 1, 2009 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 31, 2010 and November 1, 2009 each reflect periods that contain 26 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 31, 2010 and for the three and six months ended October 31, 2010 and November 1, 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results expected for the year ending May 1, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the year ended May 2, 2010 (“2010 Annual Report”). All significant intercompany balances and transactions have been eliminated.

As discussed in Note 16, on November 25, 2010, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) will acquire all of the Company’s outstanding stock for $19.00 per share in cash. All amounts discussed in these Notes to Condensed Consolidated Financial Statements do not include the potential impact of the Merger Agreement or the transaction contemplated thereunder.

Note 2. Employee Stock Plans

See Note 10 of the 2010 Annual Report for a description of the Company’s stock-based incentive plans.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the six months ended October 31, 2010 and November 1, 2009:

	Six Months Ended
	October 31, 2010	November 1, 2009
Dividend yield	2.4%	2.6%
Expected volatility	29.4%	28.5%
Risk-free interest rate	1.7%	2.7%
Expected life (in years)	6.0	6.0

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 2, 2010	18,725,506	$9.57	11,781,956	$9.37
Granted	2,161,300	12.64
Forfeited	(71,265)	9.74
Exercised	(2,004,539)	8.56

Balance at October 31, 2010	18,811,002	$10.03	12,353,852	$9.61

As of October 31, 2010, the aggregate intrinsic values of options outstanding and options exercisable were $81.0 million and $58.4 million, respectively.

At October 31, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.08 - 8.78	6,057,068	5.14	$7.98	4,517,468	$8.06
$8.79 - 10.37	5,297,590	5.87	10.24	4,699,940	10.24
$10.38 - 14.01	7,456,344	7.66	11.56	3,136,444	10.91

$7.08 - 14.01	18,811,002	6.34	$10.03	12,353,852	$9.61

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units	Restricted Stock Units
Balance at May 2, 2010	1,444,400	991,419	153,214	2,948,553	—
Granted	—	15,763	69,648	1,024,050	308,300
Forfeited	(10,211)	—	—	(23,843)	—
Issued as common stock	(491,480)	—	(30,951)	(507,751)	—
Transferred to deferred stock units	(232,522)	275,697	(43,175)	—	—

Balance at October 31, 2010	710,187	1,282,879	148,736	3,441,009	308,300

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

Note 3. Inventories

The Company’s inventories consist of the following:

	October 31, 2010	May 2, 2010
	(in millions)
Inventories:
Finished products	$1,016.2	$616.8
Raw materials and in-process material	39.0	43.5
Packaging material and other	62.3	108.3
LIFO Reserve	(50.0)	(42.2)

Total inventories	$1,067.5	$726.4

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	October 31, 2010	May 2, 2010
	(in millions)
Goodwill	$1,337.9	$1,337.7

Non-amortizable intangible assets:
Trademarks	1,060.5	1,060.5

Amortizable intangible assets:
Trademarks	40.7	40.7
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	140.7
Accumulated amortization	(41.9)	(38.8)

Amortizable intangible assets, net	98.8	101.9

Intangible assets, net	$1,159.3	$1,162.4

As of October 31, 2010, the Company’s goodwill was comprised of $1,187.7 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment. As of May 2, 2010, the Company’s goodwill was comprised of $1,187.5 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

Amortization expense for the three and six months ended October 31, 2010 was $1.8 million and $3.1 million, respectively, and $1.2 million and $2.4 million for the three and six months ended November 1, 2009, respectively. The Company expects to recognize $3.6 million of amortization expense during the remainder of fiscal 2011. The following table presents expected amortization of intangible assets as of October 31, 2010, for each of the five succeeding fiscal years (in millions):

2012	$7.1
2013	6.4
2014	4.5
2015	4.5
2016	4.5

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions, except per share data)
Basic earnings per common share:
Numerator:
Net income from continuing operations	$81.1	$62.6	$141.0	$121.5

Denominator:
Weighted average shares	195.0	198.8	196.3	198.6

Basic earnings per common share	$0.42	$0.31	$0.72	$0.61

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$81.1	$62.6	$141.0	$121.5

Denominator:
Weighted average shares	195.0	198.8	196.3	198.6
Effect of dilutive securities	4.8	3.4	5.2	2.0

Weighted average shares and equivalents	199.8	202.2	201.5	200.6

Diluted earnings per common share	$0.41	$0.31	$0.70	$0.61

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units, and other deferred stock awards.

Stock options and restricted shares outstanding in the amount of 0.7 million and 0.3 million were not included in the computation of diluted earnings per share for the three and six months ended October 31, 2010, respectively, because their inclusion would have been antidilutive. Stock options and restricted shares outstanding in the amount of 3.9 million and 9.1 million were not included in the computation of diluted earnings per share for the three and six months ended November 1, 2009, respectively, because their inclusion would have been antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

Note 6. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated:

	October 31, 2010	May 2, 2010
	(in millions)
Short-term borrowings:
Revolver	$215.5	$—
Other	6.4	5.6

	$221.9	$5.6

Long-term debt:
Term A Loan	$577.5	$592.5
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	450.0

	1,277.5	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	6.9	7.3
Less current portion	30.0	30.0

	$1,240.6	$1,255.2

The Company borrowed $309.3 million under its Revolver during the three months ended October 31, 2010. A total of $143.8 million was repaid during the three months ended October 31, 2010. During the six months ended October 31, 2010, the Company borrowed $388.1 million under its Revolver and repaid $172.6 million. As of October 31, 2010, the net availability under the Revolver, reflecting $62.0 million of outstanding letters of credit, was $222.5 million. To maintain availability of funds under the Revolver, the Company pays a commitment fee on the unused portion of the Revolver. The commitment fee was initially 0.5% and was reduced to 0.375% as of July 29, 2010 as a result of the Company achieving a lower total debt ratio, as calculated pursuant to the Senior Credit Facility.

As of October 31, 2010, the fair values of the Company’s 7 1/2% senior subordinated notes and 6 3/4% senior subordinated notes were $481.5 million and $258.8 million, respectively. As of May 2, 2010 the fair values of the Company’s 7 1/2% senior subordinated notes and 6 3/4% senior subordinated notes were $474.8 million and $257.8 million, respectively. The book value of the Company’s floating rate debt instruments approximates fair value.

The Company is scheduled to repay $15.0 million of its long-term debt during the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

In addition, the Company is required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under its Senior Credit Facility. The Company believes that it is currently in compliance with all of its restrictive and financial covenants and was in compliance therewith as of October 31, 2010. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Senior Credit Facility.

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On August 13, 2010, the Company entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014. During the three and six months ended October 31, 2010, the Company’s interest rate cash flow hedges resulted in a decrease to other comprehensive income (“OCI”) of $2.9 million and a decrease to deferred tax liabilities of $1.9 million. The fair value of the Company’s interest rate swap was recorded as a current liability of $1.5 million and a non-current liability of $3.3 million at October 31, 2010.

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

On October 31, 2010, the fair values of the Company’s commodities hedges were recorded as current assets of $14.9 million and current liabilities of $2.9 million. The fair values of the Company’s commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million at May 2, 2010.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The notional amounts of the Company’s commodity contracts as of October 31, 2010 and May 2, 2010 were as follows:

	October 31, 2010	May 2, 2010
	(in millions)
Commodity Contracts	$85.7	$145.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of October 31, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.5 million and current liabilities of $0.3 million. As of May 2, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $4.5 million and current liabilities of $0.5 million.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

The notional amounts of the Company’s foreign currency derivative contracts as of October 31, 2010 and May 2, 2010 were as follows:

	October 31, 2010	May 2, 2010
Contract Amount (Mexican pesos) ($ in millions)	$34.3	$22.5
Contract Amount ($CAD) (in millions)	15.1	29.0

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of October 31, 2010 was as follows:

	Asset derivatives			Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value		Balance Sheet location	Fair Value
(in millions)
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$3.3
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	1.5
Commodity contracts	Prepaid expenses and other current assets	14.9	[1]	Accounts payable and accrued expenses	2.9
Foreign currency exchange contracts	Prepaid expenses and other current assets	3.5		Accounts payable and accrued expenses	0.3

Total		$18.4			$8.0

[1]	Includes $1.6 million of commodity contracts not designated as hedging instruments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of May 2, 2010 was as follows:

	Asset derivatives			Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value		Balance Sheet location	Fair Value
(in millions)
Commodity and other contracts	Prepaid expenses and other current assets	$11.1	[1]	Accounts payable and accrued expenses	$2.5
Foreign currency exchange contracts	Prepaid expenses and other current assets	4.5		Accounts payable and accrued expenses	0.5

Total		$15.6			$3.0

[1]	Includes $6.4 million of commodity contracts not designated as hedging instruments.

The effect of derivative instruments recorded for the three and six months ended October 31, 2010 in the Condensed Consolidated Statements of Income was as follows:

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships	October 31, 2010	October 31, 2010		October 31, 2010	October 31, 2010		October 31, 2010	October 31, 2010
(in millions)
Interest rate contracts	$(2.9)	$(2.9)	Interest expense	$—	$—	N/A	$—	$—
Commodity contracts	10.3	13.0	Cost of products sold	2.4	2.8	Other income (expense)	(0.2)[1]	(4.9)[1]
Foreign currency exchange contracts	0.1	(1.0)	Cost of products sold	0.8	1.5	Other income (expense)	0.3	0.3

Total	$7.5	$9.1		$3.2	$4.3		$0.1	$(4.6)

[1]	Includes a gain of $0.6 million and a loss of $4.3 million for the three and six months ended October 31, 2010, respectively, for the commodity contracts not designated as hedging instruments.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The effect of derivative instruments recorded for the three and six months ended November 1, 2009 in the Condensed Consolidated Statements of Income was as follows:

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships	November 1, 2009	November 1, 2009		November 1, 2009	November 1, 2009		November 1, 2009	November 1, 2009
(in millions)
Interest rate contracts	$1.4	$2.5	Interest expense	$4.3	$8.1	N/A	$—	$—
Commodity contracts	2.4	1.1	Cost of products sold	(5.8)	(9.2)	Other income (expense)	(0.1)[1]	(1.8)[1]
Foreign currency exchange contracts	0.3	1.5	Cost of products sold	0.1	(0.2)	Other income (expense)	0.1	0.2

Total	$4.1	$5.1		$(1.4)	$(1.3)		$—	$(1.6)

[1]	Includes a gain of $1.0 million and $0.4 million for the three and six months ended November 1, 2009, respectively, for the commodity contracts not designated as hedging instruments.

Note 8. Fair Value Measurements

The Company uses commodity contracts, interest rate swaps and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity prices, diesel fuel prices, interest rates and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value
	Level 1		Level 2		Level 3
Description	October 31, 2010	May 2, 2010	October 31, 2010	May 2, 2010	October 31, 2010	May 2, 2010

	(in millions)
Assets
Commodity Contracts	$7.8	$3.5	$7.1	$7.6	$—	$—
Foreign Currency Contracts	—	—	3.5	4.5	—	—

Total	$7.8	$3.5	$10.6	$12.1	$—	$—

Liabilities
Commodity Contracts	$2.2	$2.2	$0.7	$0.3	$—	$—
Foreign Currency Contracts	—	—	0.3	0.5	—	—
Interest Rate Swap	—	—	4.8	—	—	—

Total	$2.2	$2.2	$5.8	$0.8	$—	$—

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

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

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

	(in millions)
Net income	$81.1	$62.6	$140.5	$121.2

Other comprehensive income:
Foreign currency translation adjustments	0.2	0.6	(0.1)	2.0
Income on cash flow hedging instruments, net of tax	1.5	7.2	1.7	10.7

Total other comprehensive income	1.7	7.8	1.6	12.7

Comprehensive income	$82.8	$70.4	$142.1	$133.9

Note 10. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2010 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and six months ended October 31, 2010 and November 1, 2009, respectively, are as follows:

	Three Months Ended				Six Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

	(in millions)
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.5	$2.7	$0.4	$0.4	$7.0	$5.4	$0.8	$0.8
Interest cost on projected benefit obligation	5.7	6.7	2.1	2.2	11.5	13.4	4.2	4.3
Expected return on plan assets	(7.6)	(5.2)	—	—	(15.1)	(10.3)	—	—
Amortization of prior service cost/(credit)	0.3	0.2	(2.1)	(2.1)	0.5	0.4	(4.2)	(4.2)
Amortization of loss/(gain)	1.0	0.5	—	(0.1)	1.9	1.0	—	(0.1)

Net periodic benefit cost	$2.9	$4.9	$0.4	$0.4	$5.8	$9.9	$0.8	$0.8

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company has made contributions in excess of its required minimum amounts during fiscal 2009, fiscal 2010 and fiscal 2011. The Company has achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties about future funding levels as well as plan financial returns, the Company cannot predict definitively at this time whether it will continue to achieve specified plan funding thresholds and fully fund its plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plan. As of October 31, 2010, the Company had made contributions of $40.0 million in fiscal 2011 and does not plan to make any further contributions for the remainder of fiscal 2011.

Note 11. Income Taxes

As of October 31, 2010, the Company had gross unrecognized tax benefits of $14.9 million, of which $7.7 million would impact the effective tax rate from continuing operations if recognized. During the six months ended October 31, 2010, there was a $3.7 million decrease in unrecognized tax benefits resulting from the Company’s settlement of an audit during the period, of which $0.6 million impacted the effective tax rate.

Note 12. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2010 Annual Report.

On November 25, 2010, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) will acquire all of the Company’s outstanding stock for $19.00 per share in cash (the “Transaction”). The Company has subsequently been named as a defendant in six putative class actions related to the Transaction.

The Company is a defendant in the following cases:

•

Vivian Golombuski and all others similarly situated v. Del Monte, each member of the board of directors of the Company (together, the “Directors”), and KKR, Vestar, Centerview, Blue Acquisition Group, Inc. (“Blue Group”) and Blue Merger Sub, Inc. (“Blue Sub”) (together, the “Buyers”) filed on November 30, 2010, in Delaware Chancery Court;

•	Thomas Germanos and all others similarly situated v. Del Monte, the Directors, KKR, Vestar and Centerview filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Libby Kaiman and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Rena Nadoff, custodian for Michael Jaroslawicz, and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Thomas Rieth and all others similarly situated v. Del Monte, the Directors, KKR, Vestar and Centerview filed on December 1, 2010, in Superior Court in San Francisco, California; and

•	James Sinor and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California.

The named plaintiffs in these six cases allege breach, and aiding and abetting breach, of the Directors’ fiduciary duty to the Company’s stockholders. Specifically, the complaints allege that the Directors breached their fiduciary duty to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The complaints further allege that some or all of the Buyers and, in some instances, the Company, aided and abetted in the Directors’ breach of their fiduciary duty. The complaints seek injunctive relief, rescission of the Merger Agreement, an accounting for all damages suffered by class members and attorneys’ fees. The Company intends to deny these allegations and to vigorously defend itself.

On September 30, 2010, a class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs are seeking class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The Company denies plaintiffs’ allegations and plans to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The following legal proceedings were previously reported in the 2010 Annual Report:

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against the Company in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs alleged that the Company engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs sought injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs sought class certification. The Company denied plaintiffs’ allegations. The parties reached a settlement agreement which was approved by the Court on November 9, 2010. Under the settlement, the Company agreed to pay $0.2 million and to modify the labels of the relevant products in the future.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and is vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. The Company intends to oppose that motion. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

For the three and six months ended October 31, 2010

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)
Net Sales:
Pet Products	$433.2	$422.1	$860.5	$834.4
Consumer Products	507.7	536.8	885.0	938.2

Total Company	$940.9	$958.9	$1,745.5	$1,772.6

Operating Income:
Pet Products	$92.7	$84.8	$191.4	$187.6
Consumer Products	74.4	72.5	108.7	104.6
Corporate (a)	(19.1)	(16.7)	(32.7)	(30.7)

Total Company	$148.0	$140.6	$267.4	$261.5

Reconciliation to income from continuing operations before income taxes:
Interest expense	20.0	41.0	39.7	65.2
Other (income) expense	(2.0)	0.8	1.6	2.7

Income from continuing operations before income taxes	$130.0	$98.8	$226.1	$193.6

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 14. Share Repurchases

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

Note 15. Financial Information for Subsidiary Issuer and Non-Guarantor Subsidiaries

As discussed in the 2010 Annual Report, in October 2009 DMC issued 7 1/2% Notes (such 7 1/2% Notes, collectively with the 6 3/4% Notes issued in February 2005, the “Notes”). The Notes are fully and unconditionally guaranteed on a subordinated basis by DMFC as set forth in the indentures governing the Notes. DMC, the issuer, is 100% owned by DMFC. The Company’s credit agreement and indentures generally limit the ability of DMC to make cash payments to DMFC, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of October 31, 2010 and May 2, 2010; Condensed Consolidating Statements of Income for the three and six months ended October 31, 2010 and November 1, 2009 and Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2010 and November 1, 2009 of DMFC (“Parent Company”), DMC (“Issuer”), and all of DMC’s subsidiaries, which are not guarantors (“Subsidiary Non-guarantors”):

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.3	$12.9	$—	$20.2
Trade accounts receivable, net of allowance	—	238.0	19.3	—	257.3
Inventories	—	1,035.4	32.1	—	1,067.5
Prepaid expenses and other current assets	17.7	249.3	61.8	(192.9)	135.9

TOTAL CURRENT ASSETS	17.7	1,530.0	126.1	(192.9)	1,480.9

Property, plant and equipment, net	—	577.3	66.6	—	643.9
Goodwill	—	1,336.7	1.2	—	1,337.9
Intangible assets, net	—	1,159.3	—	—	1,159.3
Other assets, net	1,857.2	100.6	1.8	(1,929.3)	30.3

TOTAL ASSETS	$1,874.9	$4,703.9	$195.7	$(2,122.2)	$4,652.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17.7	$630.4	$116.4	$(192.9)	$571.6
Short-term borrowings	—	215.5	6.4	—	221.9
Current portion of long-term debt	—	30.0	—	—	30.0

TOTAL CURRENT LIABILITIES	17.7	875.9	122.8	(192.9)	823.5

Long-term debt	—	1,240.6	—	—	1,240.6
Deferred tax liabilities	—	456.0	—	(0.8)	455.2
Other non-current liabilities	—	274.0	1.8	—	275.8

TOTAL LIABILITIES	17.7	2,846.5	124.6	(193.7)	2,795.1

Stockholders’ equity:
Common stock	2.2	—	26.9	(26.9)	2.2
Additional paid-in capital	1,107.8	1,105.1	—	(1,105.1)	1,107.8
Treasury stock, at cost	(283.1)	—	—	—	(283.1)
Accumulated other comprehensive income (loss)	(58.2)	(58.2)	(7.3)	65.5	(58.2)
Retained earnings	1,088.5	810.5	51.5	(862.0)	1,088.5

TOTAL STOCKHOLDERS’ EQUITY	1,857.2	1,857.4	71.1	(1,928.5)	1,857.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,874.9	$4,703.9	$195.7	$(2,122.2)	$4,652.3

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$916.2	$59.8	$(35.1)	$940.9
Cost of products sold	—	617.0	49.5	(35.1)	631.4

Gross profit	—	299.2	10.3	—	309.5
Selling, general and administrative expense	0.4	152.3	8.8	—	161.5

OPERATING INCOME (LOSS)	(0.4)	146.9	1.5	—	148.0
Interest expense	—	19.8	0.2	—	20.0
Other income	—	(0.2)	(1.8)	—	(2.0)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.4)	127.3	3.1	—	130.0

Provision (benefit) for income taxes	(0.1)	47.5	1.5		48.9
Equity in undistributed earnings of subsidiaries	81.4	1.6	—	(83.0)	—

Income from continuing operations	81.1	81.4	1.6	(83.0)	81.1
Discontinued operations (net of tax)	—	—	—	—	—

NET INCOME	$81.1	$81.4	$1.6	$(83.0)	$81.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$928.9	$63.7	$(33.7)	$958.9
Cost of products sold	—	632.1	51.3	(33.7)	649.7

Gross profit	—	296.8	12.4	—	309.2
Selling, general and administrative expense	0.3	158.8	9.5		168.6

OPERATING INCOME (LOSS)	(0.3)	138.0	2.9	—	140.6
Interest expense	—	40.8	0.2	—	41.0
Other (income) expense	—	(0.4)	1.2	—	0.8

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.3)	97.6	1.5	—	98.8

Provision (benefit) for income taxes	(0.1)	36.3	—	—	36.2
Equity in undistributed earnings of subsidiaries	62.8	1.5	—	(64.3)	—

Income from continuing operations	62.6	62.8	1.5	(64.3)	62.6
Discontinued operations (net of tax)	—	—	—	—	—

NET INCOME	$62.6	$62.8	$1.5	$(64.3)	$62.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED OCTOBER 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,692.6	$115.2	$(62.3)	$1,745.5
Cost of products sold	—	1,136.1	95.5	(62.3)	1,169.3

Gross profit	—	556.5	19.7	—	576.2
Selling, general and administrative expense	0.9	290.7	17.2	—	308.8

OPERATING INCOME (LOSS)	(0.9)	265.8	2.5	—	267.4
Interest expense	—	39.3	0.4	—	39.7
Other (income) expense	—	4.2	(2.6)	—	1.6

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.9)	222.3	4.7	—	226.1

Provision (benefit) for income taxes	(0.3)	82.8	2.6	—	85.1
Equity in undistributed earnings of subsidiaries	141.1	2.1	—	(143.2)	—

Income from continuing operations	140.5	141.6	2.1	(143.2)	141.0
Discontinued operations (net of tax)	—	(0.5)	—	—	(0.5)

NET INCOME	$140.5	$141.1	$2.1	$(143.2)	$140.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 1, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$1,713.9	$116.2	$(57.5)	$1,772.6
Cost of products sold	—	1,166.4	94.6	(57.5)	1,203.5

Gross profit	—	547.5	21.6	—	569.1
Selling, general and administrative expense	0.6	289.5	17.5	—	307.6

OPERATING INCOME (LOSS)	(0.6)	258.0	4.1	—	261.5
Interest expense	—	64.9	0.3	—	65.2
Other expense	—	1.0	1.7	—	2.7

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(0.6)	192.1	2.1	—	193.6

Provision (benefit) for income taxes	(0.2)	72.3	—	—	72.1
Equity in undistributed earnings of subsidiaries	121.6	2.1	—	(123.7)	—

Income from continuing operations	121.2	121.9	2.1	(123.7)	121.5
Discontinued operations (net of tax)	—	(0.3)	—	—	(0.3)

NET INCOME	$121.2	$121.6	$2.1	$(123.7)	$121.2

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total

OPERATING ACTIVITIES:
NET CASH PROVIDED BY ( USED IN) OPERATING ACTIVITIES	$—	$(92.6)	$4.1	$—	$(88.5)

INVESTING ACTIVITIES:
Capital expenditures	—	(32.8)	(0.8)	—	(33.6)
Dividends received	127.5	—	—	(127.5)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	127.5	(32.8)	(0.8)	(127.5)	(33.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	388.1	1.7	—	389.8
Payments on short-term borrowings	—	(172.6)	(0.9)	—	(173.5)
Principal payments on long-term debt	—	(15.0)	—	—	(15.0)
Dividends paid	(27.5)	(127.5)	—	127.5	(27.5)
Issuance of common stock	17.2	—	—	—	17.2
Capital contribution	(17.2)	17.2	—	—	—
Purchase of treasury stock	(100.0)	—	—	—	(100.0)
Taxes remitted on behalf of employees for net share settlement of stock awards	—	(5.9)	—	—	(5.9)
Excess tax benefits from stock-based compensation	—	3.8	—	—	3.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(127.5)	88.1	0.8	127.5	88.9

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(37.3)	3.8	—	(33.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	44.6	9.1	—	53.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7.3	$12.9	$—	$20.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 1, 2009

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total

OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(88.1)	$0.7	$—	$(87.4)

INVESTING ACTIVITIES:
Capital expenditures	—	(42.4)	(3.3)	—	(45.7)
Dividends received	17.8	—	—	(17.8)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	17.8	(42.4)	(3.3)	(17.8)	(45.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	135.4	7.6	—	143.0
Payments on short-term borrowings	—	(79.7)	(1.3)	—	(81.0)
Proceeds from long-term borrowings	—	442.3	—	—	442.3
Principal payments on long-term debt	—	(456.7)	—	—	(456.7)
Payments of debt-related costs	—	(24.4)	—	—	(24.4)
Dividends paid	(17.8)	(17.8)	—	17.8	(17.8)
Issuance of common stock	2.8	—	—	—	2.8
Capital contribution	(2.8)	2.8	—	—	—
Excess tax benefits from stock-based compensation	—	0.6	—	—	0.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17.8)	2.5	6.3	17.8	8.8

Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(128.0)	4.2	—	(123.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	134.0	8.7	—	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6.0	$12.9	$—	$18.9

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 31, 2010

(unaudited)

Note 16. Subsequent Event

On November 25, 2010, the Company announced that it had signed a definitive agreement under which an investor group led by funds affiliated with KKR, Vestar and Centerview will acquire all of the Company’s outstanding stock for $19.00 per share in cash. The transaction was unanimously approved by the Company’s Board of Directors. The transaction is expected to close by the end of March 2011, subject to customary closing conditions, including receipt of stockholder and regulatory approvals.

ITEM 2.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 2, 2010 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report and in Part II. “Item 1A. Risk Factors” of this quarterly report Form 10-Q. As discussed below, on November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) will acquire all of our outstanding stock for $19.00 per share in cash. All forward-looking statements and amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include the potential impact of the Merger Agreement or the transaction contemplated thereunder.

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

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	October 31, 2010	November 1, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$940.9	$958.9	$(18.0)	(1.9%)	(0.5%)	(1.4%)
Cost of Products Sold	631.4	649.7	(18.3)	(2.8%)	(1.1%)	(1.7%)

Gross Profit	309.5	309.2	0.3	0.1%
Selling, General and Administrative Expense (“SG&A”)	161.5	168.6	(7.1)	(4.2%)

Operating Income	$148.0	$140.6	$7.4	5.3%

Gross Margin	32.9%	32.2%

SG&A as a % of net sales	17.2%	17.6%

Operating Income Margin	15.7%	14.7%

	Six Months Ended
	October 31, 2010	November 1, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales	$1,745.5	$1,772.6	$(27.1)	(1.5%)	(0.5%)	(1.0%)
Cost of Products Sold	1,169.3	1,203.5	(34.2)	(2.8%)	(1.2%)	(1.6%)

Gross Profit	576.2	569.1	7.1	1.2%
Selling, General and Administrative Expense (“SG&A”)	308.8	307.6	1.2	0.4%

Operating Income	$267.4	$261.5	$5.9	2.3%

Gross Margin	33.0%	32.1%

SG&A as a % of net sales	17.7%	17.4%

Operating Income Margin	15.3%	14.8%

Cash Flow (c)	$(122.1)	$(133.1)

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.
(c)	We define cash flow as cash provided by operating activities less cash used in investing activities. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Executive Overview

In the second quarter of fiscal 2011, we had net sales of $940.9 million, operating income of $148.0 million and net income of $81.1 million, compared to net sales of $958.9 million, operating income of $140.6 million and net income of $62.6 million in the second quarter of fiscal 2010. Cash flow, which we define as cash provided by operating activities less cash used in investing activities, was ($122.1) million in the first six months of fiscal 2011 compared to ($133.1) million in the first six months of fiscal 2010. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Net sales decreased by 1.9% primarily driven by lower sales volume in the Consumer Products segment, partially offset by increased sales volume in our Pet Products segment. Our lower Consumer Products sales resulted from reduced tomato and vegetable sales in retail, primarily driven by higher promotional activity by our competitors as well as category softness in non-grocery channels. Net sales was also negatively impacted by South American sales primarily due to the devaluation of the Venezuelan currency in January 2010. Despite the 1.5% decrease in net sales during the first six months of fiscal 2011, we anticipate net sales for the full fiscal year to be comparable to total net sales in fiscal 2010.

Operating income for the quarter increased 5.3%. The increase in operating income was driven by lower costs (primarily due to productivity savings and a benefit from a settlement of a claim with a vendor), a benefit related to the trade promotion adjustment mentioned in “Critical Accounting Policies and Estimates” below and lower SG&A expense driven by lower marketing investment in the Consumer Products segment, partially offset by lower net sales. Marketing expense for fiscal 2011 is expected to be lower than marketing expense in fiscal 2010, primarily reflecting a shift to fund trade promotions in response to the current competitive environment in both our Pet Products and Consumer Products segments.

Interest expense decreased $21.0 million in the three months ended October 31, 2010 compared to the three months ended November 1, 2009. Interest expense for the three months ended November 1, 2009 included $16.6 million of refinancing expenses. Lower interest rates and lower debt balances also contributed to the decrease in interest expense.

On November 25, 2010, we announced that we had signed the Merger Agreement under which an investor group led by funds affiliated with KKR, Vestar and Centerview will acquire all of our outstanding stock for $19.00 per share in cash. The transaction was unanimously approved by our Board of Directors. The transaction is expected to close by the end of March 2011, subject to customary closing conditions, including receipt of stockholder and regulatory approvals.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended October 31, 2010 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $8.5 million and $10.2 million, respectively, which related to prior year activity, of which $7.0 million and $8.7 million for the three and six months ended October 31, 2010, respectively, related to our Consumer Products segment and $1.5 million for both the three and six months ended October 31, 2010 related to our Pet Products segment. Our evaluations during the three and six months ended November 1, 2009 resulted in no significant adjustments to our estimates relating to trade promotion liability. Improved system functionality and processes provided improved visibility and enabled more timely evaluation of the prior year liability in the second quarter as compared to historically completing this evaluation and recording the related adjustment in the third quarter.

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

During the three and six months ended October 31, 2010, we recognized expense for our qualified DB plan of $2.9 million and $5.8 million, respectively, and other benefits expense of $0.4 million and $0.8 million, respectively. Our remaining fiscal 2011 pension expense for our qualified DB plan is currently estimated to be approximately $5.8 million and other benefits expense is currently estimated to be approximately $0.8 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges for our Amortizing Brands or goodwill during the three and six months ended October 31, 2010 and November 1, 2009. We did not recognize any impairment charge for our Non-Amortizing Brands during the three and six months ended October 31, 2010. During the three and six months ended November 1, 2009, we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands and moved this brand (with remaining book value of $8.0 million) from Non-Amortizing to Amortizing Brands. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 31, 2010, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $0.6 million primarily as a result of favorable claims history. During the three and six months ended in November 1, 2009, we increased our estimate of retained-insurance liabilities related to prior year by approximately $3.4 million primarily as a result of the escalation in healthcare costs on open prior year claims. This increase was partially offset by $1.1 million reduction in retained insurance liabilities related to prior years as a result of the early closure of a claim.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 31, 2010, compared to the results for the three and six months ended November 1, 2009.

Net sales

	Three Months Ended
	October 31, 2010	November 1, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Pet Products	$433.2	$422.1	$11.1	2.6%	4.0%	(1.4%)
Consumer Products	507.7	536.8	(29.1)	(5.4%)	(4.1%)	(1.3%)

Total	$940.9	$958.9	$(18.0)	(1.9%)

	Six Months Ended
	October 31, 2010	November 1, 2009	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net Sales
Pet Products	$860.5	$834.4	$26.1	3.1%	4.1%	(1.0%)
Consumer Products	885.0	938.2	(53.2)	(5.7%)	(4.6%)	(1.1%)

Total	$1,745.5	$1,772.6	$(27.1)	(1.5%)

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales for the three months ended October 31, 2010 were $940.9 million, a decrease of $18.0 million, or 1.9%, compared to $958.9 million for the three months ended November 1, 2009. Net sales for the six months ended October 31, 2010 were $1,745.5 million, a decrease of $27.1 million, or 1.5%, compared to $1,772.6 million for the six months ended November 1, 2009. These decreases were driven by a more competitive promotional environment in retail and lower non-retail sales, which together impacted our sales volume in our Consumer Products segment. This was partially offset by increased sales volume in our Pet Products segment.

Net sales in our Pet Products segment were $433.2 million for the three months ended October 31, 2010, an increase of $11.1 million, or 2.6%, compared to $422.1 million for the three months ended November 1, 2009. Net sales in our Pet Products segment were $860.5 million for the six months ended October 31, 2010, an increase of $26.1 million, or 3.1%, compared to $834.4 million for the six months ended November 1, 2009. These increases were primarily driven by volume growth in existing dry pet food and pet snacks products. New product volume also contributed to the increase in net sales. In addition, pricing actions due to previously implemented package resizing was more than offset by increased trade spending.

Net sales in our Consumer Products segment were $507.7 million for the three months ended October 31, 2010, a decrease of $29.1 million, or 5.4%, compared to $536.8 million for the three months ended November 1, 2009. Net sales in our Consumer Products segment were $885.0 million for the six months ended October 31, 2010, a decrease of $53.2 million, or 5.7%, compared to $938.2 million for the six months ended November 1, 2009. These decreases were primarily driven by reduced sales volume in existing products, partially offset by new product sales. For the three month period, the decrease in sales volume of existing products was driven by reduced tomato, vegetable and produce sales in retail, driven by higher promotional activity by our competitors and category softness in non-grocery channels. Net sales was also negatively impacted by South American sales primarily due to the devaluation of the Venezuelan currency in January 2010 and by decreased pricing in government bids for fruit. New product sales and the trade promotion adjustment mentioned in “Critical Accounting Policies and Estimates” above partially offset the decrease in net sales. For the six month period, the decrease in sales volume of existing products was driven by reduced retail sales of vegetables and tomatoes, as well as reduced lower margin vegetable and tomato sales in non-retail, primarily government sales. Net sales was also negatively impacted by South American sales primarily due to the devaluation of the Venezuelan currency in January 2010. New product sales and a benefit related to the trade promotion adjustment mentioned in “Critical Accounting Policies and Estimates” above partially offset the decrease in net sales.

Cost of products sold

Cost of products sold for the three months ended October 31, 2010 was $631.4 million, a decrease of $18.3 million, or 2.8%, compared to $649.7 million for the three months ended November 1, 2009. Cost of products sold for the six months ended October 31, 2010 was $1,169.3 million, a decrease of $34.2 million, or 2.8%, compared to $1,203.5 million for the six months ended November 1, 2009. These decreases were primarily due to continued productivity savings as well as lower overall volumes, and lower ingredient and raw products costs. In addition, costs in the three and six months ended October 31, 2010 benefitted from the settlement of a prior claim with a vendor.

Gross margin

Our gross margin percentage for the three months ended October 31, 2010 increased 70 points to 32.9% compared to 32.2% for the three months ended November 1, 2009. Gross margin was impacted by a 1.2 margin point increase related to the lower costs noted above and a 0.4 margin point increase due to product mix resulting primarily from increased dry pet food and pet snacks sales, partially offset by a 0.9 margin point decrease due to increased trade spending.

For the six months ended October 31, 2010, our gross margin percentage increased 90 points to 33.0% compared to 32.1% for the six months ended November 1, 2009. Gross margin was impacted by a 1.1 margin point increase related to the lower costs noted above and a 0.5 margin point increase due to product mix resulting primarily from increased dry pet food and pet snacks sales, partially offset by a 0.7 margin point decrease due to increased trade spending.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended October 31, 2010 was $161.5 million, a decrease of $7.1 million, or 4.2%, compared to $168.6 million for the three months ended November 1, 2009. This decrease was primarily driven by a $4.3 million decrease in marketing expenses. In addition, the three months ended November 1, 2009 included a $3.0 million impairment charge related to one of our Pet brands and there was no such charge in the three months ended October 31, 2010.

SG&A expense for the six months ended October 31, 2010 was $308.8 million, an increase of $1.2 million, or 0.4%, compared to $307.6 million for the six months ended November 1, 2009. This increase was primarily driven by increased overhead costs. Although SG&A expense increased for the first six months of fiscal 2011, we expect total SG&A expense for the full fiscal year to decrease, primarily as a result of shifting marketing spending to fund trade promotions to address the competitive environment noted above.

Operating income

	Three Months Ended
	October 31, 2010	November 1, 2009	Change	% Change
	(in millions, except percentages)
Operating Income
Pet Products	$92.7	$84.8	$7.9	9.3%
Consumer Products	74.4	72.5	1.9	2.6%
Corporate (a)	(19.1)	(16.7)	(2.4)	(14.4%)

Total	$148.0	$140.6	$7.4	5.3%

	Six Months Ended
	October 31, 2010	November 1, 2009	Change	% Change
	(in millions, except percentages)
Operating Income
Pet Products	$191.4	$187.6	$3.8	2.0%
Consumer Products	108.7	104.6	4.1	3.9%
Corporate (a)	(32.7)	(30.7)	(2.0)	(6.5%)

Total	$267.4	$261.5	$5.9	2.3%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended October 31, 2010 was $148.0 million, an increase of $7.4 million, or 5.3%, compared to $140.6 million for the three months ended November 1, 2009. Operating income for the six months ended October 31, 2010 was $267.4 million, an increase of $5.9 million, or 2.3%, compared to $261.5 million for the six months ended November 1, 2009. These increases reflect the lower cost of products sold noted above, the trade promotion adjustment mentioned in “Critical Accounting Policies and Estimates” above, lower marketing investment and lower SG&A expense, partially offset by the lower net sales noted above.

Our Pet Products segment operating income increased by $7.9 million, or 9.3%, to $92.7 million for the three months ended October 31, 2010 from $84.8 million for the three months ended November 1, 2009. Our Pet Products segment operating income increased by $3.8 million, or 2.0%, to $191.4 million for the six months ended October 31, 2010 from $187.6 million for the six months ended November 1, 2009. These increases in operating income were driven by the increases in net sales noted above for both the three and six months ended October 31, 2010.

Our Consumer Products segment operating income increased by $1.9 million, or 2.6%, to $74.4 million for the three months ended October 31, 2010 from $72.5 million for the three months ended November 1, 2009. Our Consumer Products segment operating income increased by $4.1 million, or 3.9%, to $108.7 million for the six months ended October 31, 2010 from $104.6 million for the six months ended November 1, 2009. Lower costs, primarily due to productivity savings and a benefit from the settlement of a claim with a vendor, and lower marketing expense more than offset the decreased net sales noted above.

Interest expense

Interest expense decreased by $21.0 million, or 51.2%, to $20.0 million for the three months ended October 31, 2010 from $41.0 million for the three months ended November 1, 2009. Interest expense decreased by $25.5 million, or 39.1%, to $39.7 million for the six months ended October 31, 2010 from $65.2 million for the six months ended November 1, 2009. This decrease resulted primarily from the absence of prior year refinancing expenses of $16.6 million. This decrease was also driven by lower average interest rates and lower debt levels.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended October 31, 2010 was 37.6% compared to 36.6% for the three months ended November 1, 2009. The effective tax rate for continuing operations for the six months ended October 31, 2010 was 37.6% compared to 37.2% for the six months ended November 1, 2009. The change in the tax rates for the three and six month periods was primarily due to benefits from new tax legislation during the second quarter of fiscal 2010.

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

	Six Months Ended
	October 31, 2010	November 1, 2009
	(in millions)
Net cash used in operating activities	$(88.5)	$(87.4)

Net cash used in investing activities	(33.6)	(45.7)

Cash flow	$(122.1)	$(133.1)

Venezuela

In January 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We remeasure most income statement items of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. Our Venezuelan subsidiary represents less than 1% of consolidated assets at October 31, 2010, and less than 3% of consolidated net sales and less than 2% of net income for the fiscal year ended May 2, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350,000 per month. As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we used to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to a rate approximating the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on October 31, 2010, and resulted in an immaterial impact to our income statement for the three and six months ended October 31, 2010.

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

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and term loans under our senior credit facility, our senior subordinated notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties, payment of dividends, share repurchases and other general business purposes. We have also used cash for acquisitions and expenditures related to our transformation plan announced in June 2006. Although we expect to continue to pay dividends, the declaration and payment of future dividends, if any, is subject to determination by our Board of Directors each quarter and is limited by our senior credit facility, indentures and the Merger Agreement. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or share repurchase plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver under our senior credit facility.

As of October 31, 2010, we had made contributions to our defined benefit pension plan of $40.0 million in fiscal year 2011. As of November 1, 2009, we had made fiscal 2010 contributions of $36.7 million. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encourages, but does not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We have made contributions in excess of our required minimum amounts during fiscal 2009, fiscal 2010 and fiscal 2011. As a result of this incremental funding combined with better than expected plan financial returns, we have achieved the specified plan funding thresholds for the 2007 through 2010 plan years. Due to uncertainties about future funding levels as well as plan financial returns, we cannot predict definitively at this time whether we will continue to achieve specified plan funding thresholds and fully fund our plan by 2011. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plan. We currently do not expect to make any further contributions in fiscal 2011.

We believe that cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations, planned payment of dividends and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	October 31, 2010	May 2, 2010
	(in millions)
Short-term borrowings:
Revolver	$215.5	$—
Other	6.4	5.6

	$221.9	$5.6

Long-term debt:
Term A Loan	$577.5	$592.5
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	450.0

	1,277.5	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	6.9	7.3
Less current portion	30.0	30.0

	$1,240.6	$1,255.2

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

We borrowed $309.3 million from the Revolver during the three months ended October 31, 2010. A total of $143.8 million was repaid during the three months ended October 31, 2010. During the six months ended October 31, 2010 we borrowed $388.1 million from the Revolver and repaid $172.6 million. As of October 31, 2010, the amount of letters of credit issued under the Revolver was $62.0 million and the net availability under the Revolver was $222.5 million. The blended interest rate on the Revolver was approximately 2.68% on October 31, 2010.

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

The Term A Facility requires amortization in the form of scheduled principal payments of $7.5 million per fiscal quarter from April 30, 2010 to October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility. Unlike amounts repaid under the Revolver, any amounts we repay under the Term A Facility may not be reborrowed. As of October 31, 2010, the amount outstanding under the Term A Facility was $577.5 million and the interest rate payable was 2.67%.

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

Through a private placement offering on February 8, 2005, DMC issued $250.0 million principal amount of 6 3/4% senior subordinated notes due February 15, 2015 (the “6 3/4% Notes”) with interest payable semi-annually on February 15 and August 15 of each year commencing August 15, 2005. Certain subsidiaries of DMC had guaranteed DMC’s obligations under the 6 3/4% Notes, but such guarantees were released pursuant to their terms effective as of January 21, 2010. The 6 3/4% Notes are guaranteed by DMFC. We have the option to redeem the 6 3/4% Notes at a premium beginning on February 15, 2010 and at face value beginning on February 15, 2013, subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption. Substantially all of the 6 3/4% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 28, 2005 and all references to 6 3/4% Notes in this quarterly report on Form 10-Q include such substantially identical registered notes.

The indentures governing our 7 1/2% Notes and our 6 3/4% Notes contain customary restrictive covenants, events of default and other customary provisions for such indentures.

Maturities

Scheduled maturities of our long-term debt are $15.0 million for the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

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

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of October 31, 2010. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

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

Cash Flow

During the six months ended October 31, 2010, our cash and cash equivalents decreased by $33.5 million and during the six months ended November 1, 2009, our cash and cash equivalents decreased by $123.8 million.

	Six Months Ended
	October 31, 2010	November 1, 2009
	(in millions)
Net Cash Used in Operating Activities	$(88.5)	$(87.4)
Net Cash Used in Investing Activities	(33.6)	(45.7)
Net Cash Provided by Financing Activities	88.9	8.8

Operating Activities. Cash used in operating activities for the six months ended October 31, 2010 was $88.5 million, compared to $87.4 million for the six months ended November 1, 2009. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the six months ended October 31, 2010 was $33.6 million compared to $45.7 million for the six months ended November 1, 2009 and consisted entirely of capital spending. Capital spending for the remainder of fiscal 2011 is expected to approximate $55 million to $75 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash provided by financing activities for the six months ended October 31, 2010 was $88.9 million compared to $8.8 million for the six months ended November 1, 2009. During the six months ended October 31, 2010, we repurchased $100.0 million of our common stock. During the first six months of fiscal 2011, we borrowed a net of $216.3 million in short-term borrowings as a result of incurring seasonal borrowings for operations, compared to net borrowings of $62.0 million during the first six months of fiscal 2010. In addition, during the six months ended October 31, 2010 and November 1, 2009, we made repayments of $15.0 million and $16.2 million, respectively, towards our outstanding term loan principal. In addition, during the six months ended November 1, 2009, in connection with the refinancing of our senior subordinated notes, we received net proceeds from the issuance of new notes of $442.3 million, repaid $440.5 million of old notes and paid $24.4 million of costs related to the refinancing. We also paid $27.5 million and $17.8 million in dividends during the six months ended October 31, 2010 and November 1, 2009, respectively.

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

During the six months ended October 31, 2010, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect the interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

The fair value of our swap was recorded as a current liability of $1.5 million and a non-current liability of $3.3 million as of October 31, 2010.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $3.0 million and $2.6 million for the six months ended October 31, 2010 and November 1, 2009, respectively.

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

On October 31, 2010, the fair values of our commodities hedges were recorded as current assets of $14.9 million and current liabilities of $2.9 million. On May 2, 2010, the fair values of our commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million.

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

	October 31, 2010	May 2, 2010
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$8.1	$13.9

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

The table below presents our foreign currency derivative contracts as of October 31, 2010 and May 2, 2010. All of the foreign currency derivative contracts held on May 2, 2010 are scheduled to mature prior to the end of fiscal 2012.

	October 31, 2010	May 2, 2010
Contract Amount (Mexican pesos) ($ in millions)	$34.3	$22.5
Contract Amount ($CAD) (in millions)	15.1	29.0

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows:

	2010	2010
	(in millions)
Fair value of foreign currency contracts, net asset (liability)	$3.2	$4.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(5.0)	(5.4)

ITEM 4.	CONTROLS AND PROCEDURES

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

On November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) will acquire all of our outstanding stock for $19.00 per share in cash (the “Transaction”). We have subsequently been named as a defendant in six putative class actions related to the Transaction.

We are a defendant in the following cases:

•

Vivian Golombuski and all others similarly situated v. Del Monte, each member of the board of directors of the Company (together, the “Directors”), and KKR, Vestar, Centerview, Blue Acquisition Group, Inc. (“Blue Group”) and Blue Merger Sub, Inc. (“Blue Sub”) (together, the “Buyers”) filed on November 30, 2010, in Delaware Chancery Court;

•	Thomas Germanos and all others similarly situated v. Del Monte, the Directors, KKR, Vestar and Centerview filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Libby Kaiman and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Rena Nadoff, custodian for Michael Jaroslawicz, and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Thomas Rieth and all others similarly situated v. Del Monte, the Directors, KKR, Vestar and Centerview filed on December 1, 2010, in Superior Court in San Francisco, California; and

•	James Sinor and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California.

The named plaintiffs in these six cases allege breach, and aiding and abetting breach, of the Directors’ fiduciary duty to our stockholders. Specifically, the complaints allege that the Directors breached their fiduciary duty to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The complaints further allege that some or all of the Buyers and, in some instances, we, aided and abetted in the Directors’ breach of their fiduciary duty. The complaints seek injunctive relief, rescission of the Merger Agreement, an accounting for all damages suffered by class members and attorneys’ fees. We intend to deny these allegations and to vigorously defend ourselves.

On September 30, 2010, a class action complaint was served against us, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that we violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs are seeking class certification. On November 5, 2010, in connection with our removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with our answer. We also filed a motion for partial dismissal on November 5, 2010. We deny plaintiffs’ allegations and plan to vigorously defend ourselves. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The following legal proceedings were previously reported in the 2010 Annual Report:

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against us in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs alleged that we engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs sought injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs sought class certification. We denied plaintiffs’ allegations. The parties reached a settlement agreement which was approved by the Court on November 9, 2010. Under the settlement, we agreed to pay $0.2 million and to modify the labels of the relevant products in the future.

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges we breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and are vigorously defending ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. We intend to oppose that motion. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

For example:

There are risks and uncertainties associated with the proposed merger with an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners and Centerview Partners (collectively, the “Sponsors”).

On November 24, 2010, we entered into a merger agreement (the “Merger Agreement”), providing for the acquisition of the Company by Blue Acquisition Group, Inc. (“Parent”), an entity formed by affiliates of the Sponsors. Pursuant to the merger agreement, Blue Merger Sub Inc., a wholly-owned subsidiary of Parent, will be merged (the “merger”) with and into the Company, with the Company being the surviving corporation. There are a number of risks and uncertainties relating to the merger. For example:

•	the merger may not be consummated or may not be consummated as currently anticipated;

•

there can be no assurance that Parent will obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the merger or that the financing will be sufficient to complete the merger and the transactions contemplated thereby;

•	there can be no assurance that approval of our stockholders and the requisite regulatory approvals will be obtained;

•	there can be no assurance other conditions to the closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger;

•

if the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated;

•

failure of the merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	under certain circumstances, if the Merger Agreement is terminated, we will be required to pay a termination fee;

•

pending the closing of the merger, the Merger Agreement restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger;

•	any delay in completing, or the failure to complete, the merger could have a negative impact on our business, stock price and our relationships with our customers or suppliers; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

In addition to the foregoing, other conditions may affect our business, financial condition and results of operations, and could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	NONE.

(b)	NONE.

(c)	The following table provides information about purchases we made of our common stock during the six-month period ended October 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 3 - 30, 2010	—	—	—	—
May 31 - June 27, 2010	6,215,470	(1)	6,215,470	$250,000,000
June 28 - August 1, 2010	—	—	—	250,000,000
August 2 - 29, 2010	885,413	(1)	885,413	250,000,000
August 30 - September 26, 2010	—	—	—	250,000,000
September 27 - October 31, 2010	—	—	—	250,000,000

Total	7,100,883	$14.08	7,100,883	$250,000,000

(1)	On June 10, 2010, we announced that our Board had authorized the repurchase of up to $350.0 million of our common stock over three years. Under this authorization, repurchases of our common stock may be made from time to time through a variety of methods, including accelerated stock buybacks, open market purchases, privately negotiated transactions and block transactions. Under this authorization, on June 22, 2010, we entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, we paid Goldman Sachs $100 million on June 25, 2010 from available cash on hand and received 6,215,470 shares of our common stock from Goldman Sachs on that date. Final settlement of this agreement occurred on August 2, 2010, resulting in our receiving an additional 885,413 shares of our common stock. The total number of shares that we ultimately repurchased under the ASB was generally based on the average daily volume-weighted average share price of our common stock over the duration of the transaction. The average price of the repurchased shares under the ASB was $14.08 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	NONE.

(b)	NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Blue Acquisition Group, Inc., a Delaware corporation, Blue Merger Sub Inc., a Delaware corporation, and Del Monte Foods Company, a Delaware corporation.	8-K	2.1	November 30, 2010

*3.1	Amended and Restated Certificate of Incorporation of Del Monte Foods Company approved by stockholders on September 23, 2010 and filed with the Secretary of State of the State of Delaware on September 24, 2010 (previously included as Annex A to the Company’s definitive proxy statement filed August 16, 2010)

10.1	Form of Del Monte Foods Company 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement	8-K	10.1	September 28, 2010

*10.2	Form of Del Monte Foods Company 2002 Stock Incentive Plan Non-Qualified Stock Option Agreement

*10.3	Form of Del Monte Foods Company Performance Shares Agreement

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13-14(b) of the Exchange Act and U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Rule 13-14(b) of the Exchange Act and U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
^	furnished herewith

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

Dated: December 7, 2010