Form 10-Q
period 2011-01-30
DEL MONTE FOODS CO
filed 2011-03-04
CIK 866873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14335

DEL MONTE FOODS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-3542950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Maritime Plaza, San Francisco, California 94111

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 2, 2011, there were 199,404,577 shares of Del Monte Foods Company Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	January 30, 2011	May 2, 2010
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$74.0	$53.7
Trade accounts receivable, net of allowance	242.7	187.0
Inventories	881.1	726.4
Prepaid expenses and other current assets	99.4	128.5

TOTAL CURRENT ASSETS	1,297.2	1,095.6

Property, plant and equipment, net	647.2	658.8
Goodwill	1,337.9	1,337.7
Intangible assets, net	1,157.5	1,162.4
Other assets, net	35.6	34.4

TOTAL ASSETS	$4,475.4	$4,288.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$483.3	$469.5
Short-term borrowings	12.0	5.6
Current portion of long-term debt	30.0	30.0

TOTAL CURRENT LIABILITIES	525.3	505.1

Long-term debt	1,233.3	1,255.2
Deferred tax liabilities	462.8	441.0
Other non-current liabilities	267.7	260.2

TOTAL LIABILITIES	2,489.1	2,461.5

Stockholders’ equity:
Common stock ($0.01 par value per share, shares authorized: 500.0; 223.8 issued and 199.4 outstanding at January 30, 2011 and 216.6 issued and 199.2 outstanding at May 2, 2010)	2.2	2.2
Additional paid-in capital	1,166.4	1,085.0
Treasury stock, at cost	(283.1)	(183.1)
Accumulated other comprehensive income (loss)	(56.8)	(59.8)
Retained earnings	1,157.6	983.1

TOTAL STOCKHOLDERS’ EQUITY	1,986.3	1,827.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,475.4	$4,288.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(unaudited)
Net sales	$969.4	$1,013.2	$2,714.9	$2,785.8
Cost of products sold	664.7	677.2	1,834.0	1,880.7

Gross profit	304.7	336.0	880.9	905.1
Selling, general and administrative expense	159.3	197.6	468.1	505.2

Operating income	145.4	138.4	412.8	399.9
Interest expense	18.8	31.7	58.5	96.9
Other (income) expense	(5.8)	15.5	(4.2)	18.2

Income from continuing operations before income taxes	132.4	91.2	358.5	284.8
Provision for income taxes	48.2	34.0	133.3	106.1

Income from continuing operations	84.2	57.2	225.2	178.7

Income from discontinued operations before income taxes	1.0	1.4	0.8	0.9
Benefit for income taxes	(1.9)	(0.8)	(1.6)	(1.0)

Income from discontinued operations	2.9	2.2	2.4	1.9

Net income	$87.1	$59.4	$227.6	$180.6

Basic earnings per common share:
Continuing operations	$0.42	$0.29	$1.14	$0.90
Discontinued operations	0.01	0.01	0.01	0.01

Total	$0.43	$0.30	$1.15	$0.91

Diluted earnings per common share:
Continuing operations	$0.41	$0.28	$1.11	$0.89
Discontinued operations	0.01	0.01	0.01	0.01

Total	$0.42	$0.29	$1.12	$0.90

Cash dividends declared per common share	$0.09	$0.05	$0.27	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(unaudited)
OPERATING ACTIVITIES:
Net income	$227.6	$180.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.7	74.0
Deferred taxes	32.1	35.1
Write off of debt issuance cost and loss on debt refinancing	—	24.8
Loss on asset disposals	0.9	1.2
Stock compensation expense	10.9	15.3
Discontinuation of hedge accounting for interest rate swap	—	13.4
Excess tax benefits from stock-based compensation	(14.7)	—
Other non-cash items, net	1.1	5.5
Changes in operating assets and liabilities	(158.0)	(115.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	171.6	234.2

INVESTING ACTIVITIES:
Capital expenditures	(56.7)	(65.6)

NET CASH USED IN INVESTING ACTIVITIES	(56.7)	(65.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	500.7	194.3
Payments on short-term borrowings	(494.3)	(152.5)
Proceeds from long-term borrowings	—	1,042.2
Principal payments on long-term debt	(22.5)	(1,308.2)
Payments of debt-related costs	—	(43.6)
Dividends paid	(45.0)	(27.7)
Issuance of common stock	59.5	2.8
Purchase of treasury stock	(100.0)	—
Taxes remitted on behalf of employees for net share settlement of stock awards	(5.9)	—
Excess tax benefits from stock-based compensation	14.7	0.6

NET CASH USED IN FINANCING ACTIVITIES	(92.8)	(292.1)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	(1.3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	20.3	(124.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.7	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74.0	$17.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 30, 2011

(unaudited)

Note 1. Business and Basis of Presentation

Del Monte Foods Company (“DMFC”) and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe and Canine Carry Outs and other brand names, and food brands include Del Monte, Contadina, S&W, College Inn and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The Company operates on a 52 or 53 week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 30, 2011 and January 31, 2010 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 30, 2011 and January 31, 2010 each reflect periods that contain 39 weeks.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 30, 2011 and for the three and nine months ended January 30, 2011 and January 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 30, 2011 are not necessarily indicative of the results expected for the fiscal year ending May 1, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended May 2, 2010 (“2010 Annual Report”).

On November 25, 2010, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) has agreed to acquire all of DMFC’s outstanding stock for $19.00 per share in cash, subject to the conditions set forth in the Merger Agreement. At the time of the acquisition, Blue Merger Sub Inc. (“Blue Sub”) will merge with and into DMFC, with DMFC continuing as the surviving corporation (the “Merger”). The Merger was unanimously approved by DMFC’s Board of Directors. The Merger is subject to the approval of DMFC’s stockholders holding a majority of the outstanding shares of common stock entitled to vote on the matter at a special meeting that was held and adjourned on February 15, 2011 (without a vote on the matter) and is scheduled to be reconvened on March 7, 2011.

On January 19, 2011 Blue Sub launched tender offers and consent solicitations for any and all of Del Monte Corporation’s (“DMC”) $250.0 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2015 (the “2015 Notes”) and $450.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2019 (the “2019 Notes”). On February 1, 2011 Blue Sub announced that supplemental indentures had been executed with respect to both the 2015 Notes and the 2019 Notes. The amendments set forth in the supplemental indentures will only become operative immediately prior to the first acceptance for payment of all notes of such series that are validly tendered (and not previously withdrawn) which is contingent upon the closing of the Merger. On February 16, 2011, the expiration date for the tender offers was extended to March 8, 2011 and Blue Sub amended the total consideration for the 2019 Notes.

All amounts discussed in these Notes to Condensed Consolidated Financial Statements do not include the impact of the Merger. The Merger will be accounted for as a business combination and will result in a new basis for accounting as of the Merger date.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Note 2. Employee Stock Plans

See Note 10 of the 2010 Annual Report for a description of the Company’s stock-based incentive plans.

The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for options granted during the nine months ended January 30, 2011 and January 31, 2010:

	Nine Months Ended
	January 30, 2011	January 31, 2010
Dividend yield	2.4%	2.6%
Expected volatility	29.4%	28.5%
Risk-free interest rate	1.7%	2.7%
Expected life (in years)	6.0	6.0

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 2, 2010	18,725,506	$9.57	11,781,956	$9.37
Granted	2,161,300	12.64
Forfeited	(71,265)	9.74
Exercised	(6,666,085)	8.91

Balance at January 30, 2011	14,149,456	$10.35	7,701,056	$9.94

As of January 30, 2011, the aggregate intrinsic values of options outstanding and options exercisable were $121.1 million and $69.1 million, respectively.

At January 30, 2011, the range of exercise prices and weighted average remaining contractual life of outstanding options was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.08 - 8.78	3,207,111	6.05	$7.88	1,676,261	$7.99
$8.79 - 10.37	4,126,801	5.74	10.24	3,529,151	10.24
$10.38 - 14.01	6,815,544	7.61	11.58	2,495,644	10.82

$7.08 - 14.01	14,149,456	6.71	$10.35	7,701,056	$9.94

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Other stock-based compensation activity and related information during the period indicated was as follows:

	Performance Accelerated Restricted Stock Units	Deferred Stock Units	Board of Directors Restricted Stock Units	Performance Share Units	Restricted Stock Units
Balance at May 2, 2010	1,444,400	991,419	153,214	2,948,553	—
Granted	—	25,333	69,648	1,024,050	308,300
Forfeited	(10,211)	—	—	(23,843)	—
Issued as common stock	(494,167)	(3,508)	(30,951)	(507,751)	—
Transferred to deferred stock units	(232,522)	275,697	(43,175)	—	—

Balance at January 30, 2011	707,500	1,288,941	148,736	3,441,009	308,300

Note 3. Inventories

The Company’s inventories consist of the following:

	January 30, 2011	May 2, 2010
	(in millions)
Inventories:
Finished products	$807.6	$616.8
Raw materials and in-process materials	43.0	43.5
Packaging materials and other	80.6	108.3
LIFO reserve	(50.1)	(42.2)

Total inventories	$881.1	$726.4

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets:

	January 30,	May 2,
	2011	2010
	(in millions)
Goodwill	$1,337.9	$1,337.7

Non-amortizable intangible assets:
Trademarks	$1,060.5	$1,060.5

Amortizable intangible assets:
Trademarks	40.7	40.7
Customer relationships	89.0	89.0
Other	11.0	11.0

	140.7	140.7
Accumulated amortization	(43.7)	(38.8)

Amortizable intangible assets, net	97.0	101.9

Intangible assets, net	$1,157.5	$1,162.4

As of January 30, 2011, the Company’s goodwill was comprised of $1,187.7 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment. As of May 2, 2010, the Company’s goodwill was comprised

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

of $1,187.5 million related to the Pet Products reportable segment and $150.2 million related to the Consumer Products reportable segment.

Amortization expense for the three and nine months ended January 30, 2011 was $1.8 million and $4.9 million, respectively, and $1.5 million and $3.9 million for the three and nine months ended January 31, 2010, respectively. The Company expects to recognize $1.8 million of amortization expense during the remainder of fiscal 2011. The following table presents expected amortization of intangible assets as of January 30, 2011, for each of the five succeeding fiscal years (in millions):

2012	$7.1
2013	6.4
2014	4.5
2015	4.5
2016	4.5

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions, except per share data)
Basic earnings per common share:
Numerator:
Net income from continuing operations	$84.2	$57.2	$225.2	$178.7

Denominator:
Weighted average shares	198.4	199.1	197.3	198.8

Basic earnings per common share	$0.42	$0.29	$1.14	$0.90

Diluted earnings per common share:
Numerator:
Net income from continuing operations	$84.2	$57.2	$225.2	$178.7

Denominator:
Weighted average shares	198.4	199.1	197.3	198.8
Effect of dilutive securities	6.3	3.8	5.5	2.3

Weighted average shares and equivalents	204.7	202.9	202.8	201.1

Diluted earnings per common share	$0.41	$0.28	$1.11	$0.89

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include stock options, restricted stock units and other deferred stock awards.

There were no antidilutive stock options or restricted shares for the three months ended January 30, 2011. Stock options and restricted shares outstanding in the amount of 1.0 million were not included in the computation of diluted earnings per share for the nine months ended January 30, 2011, because their inclusion would have been antidilutive. Stock options and restricted shares outstanding in the amount of 3.3 million and 9.7 million were not included in the computation of diluted earnings per share for the three and nine months ended January 31, 2010, respectively, because their inclusion would have been antidilutive.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Note 6. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated:

	January 30,	May 2,
	2011	2010
	(in millions)
Short-term borrowings:
Revolver	$—	$—
Other	12.0	5.6

Total short-term borrowings	$12.0	$5.6

Long-term debt:
Term A Loan	$570.0	$592.5
6 3/4 % senior subordinated notes	250.0	250.0
7 1/2 % senior subordinated notes	450.0	450.0

	1,270.0	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	6.7	7.3
Less current portion	30.0	30.0

Total long-term debt	$1,233.3	$1,255.2

The Company borrowed $103.5 million under its Revolver during the three months ended January 30, 2011. A total of $319.0 million was repaid during the three months ended January 30, 2011. During the nine months ended January 30, 2011, the Company borrowed $491.6 million under its Revolver and repaid $491.6 million. As of January 30, 2011, the net availability under the Revolver, reflecting $55.3 million of outstanding letters of credit, was $444.7 million. To maintain availability of funds under the Revolver, the Company pays a commitment fee on the unused portion of the Revolver. The commitment fee was initially 0.5% and was reduced to 0.375% as of July 29, 2010 as a result of the Company achieving a lower total debt ratio, as calculated pursuant to the Senior Credit Facility.

As of January 30, 2011, the fair values of the Company’s 6 3/4% senior subordinated notes and 7 1/2% senior subordinated notes were $256.3 million and $553.5 million, respectively. As of May 2, 2010 the fair values of the Company’s 6 3/4% senior subordinated notes and 7 1/2% senior subordinated notes were $257.8 million and $474.8 million, respectively. The book value of the Company’s floating rate debt instruments approximates fair value.

The Company is scheduled to repay $7.5 million of its long-term debt during the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

In addition, the Company is required to meet a maximum total debt ratio and a minimum fixed charge coverage ratio under its Senior Credit Facility. The Company believes that it is currently in compliance with all of its restrictive and financial covenants and was in compliance therewith as of January 30, 2011. The maximum permitted total debt ratio decreases over time and the minimum fixed charge coverage ratio increases over time, as set forth in the Senior Credit Facility.

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On August 13, 2010, the Company entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014. During the three months ended January 30, 2011, the Company’s interest rate cash flow hedges resulted in an increase to other comprehensive income (“OCI”) of $2.1 million and an increase to deferred tax liabilities of $1.4 million. During the nine months ended January 30, 2011, the Company’s interest rate cash flow hedges resulted in a decrease to OCI of $0.8 million and a decrease to deferred tax liabilities of $0.5 million. The fair value of the Company’s interest rate swap was recorded as a current liability of $2.9 million and other asset of $1.6 million at January 30, 2011.

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

On January 30, 2011, the fair values of the Company’s commodities hedges were recorded as current assets of $14.7 million and current liabilities of $2.8 million. The fair values of the Company’s commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million at May 2, 2010.

The notional amounts of the Company’s commodity contracts as of the dates indicated:

	January 30,	May 2,
	2011	2010
	(in millions)
Commodity contracts	$63.3	$145.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts generally have a term of less than 24 months and qualify as cash flow hedges for accounting purposes. Accordingly, the effective derivative gains and losses are deferred in equity and recognized in the period the expenditure is incurred as other income or expense. The forward premium is excluded from the assessment of effectiveness and recorded directly in earnings. As of January 30, 2011, the fair values of the Company’s foreign

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

currency hedges were recorded as current assets of $2.8 million and current liabilities of $0.4 million. As of May 2, 2010, the fair values of the Company’s foreign currency hedges were recorded as current assets of $4.5 million and current liabilities of $0.5 million.

Gains and losses related to commodity and other hedges as well as foreign currency hedges reported in OCI are expected to be reclassified into earnings within the next 24 months.

The notional amounts of the Company’s foreign currency derivative contracts as of January 30, 2011 and May 2, 2010 were as follows:

	January 30,	May 2,
	2011	2010
	(in millions)
Contract amount (Mexican pesos)	$26.9	$22.5
Contract amount ($CAD)	22.7	29.0

Fair Value of Derivative Instruments:

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of January 30, 2011 was as follows:

	Asset derivatives			Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value		Balance Sheet location	Fair Value
(in millions)
Interest rate contracts	Other assets, net	$1.6		Accounts payable and accrued expenses	$2.9
Commodity contracts	Prepaid expenses and other current assets	14.7	[1]	Accounts payable and accrued expenses	2.8
Foreign currency exchange contracts	Prepaid expenses and other current assets	2.8		Accounts payable and accrued expenses	0.4

Total		$19.1			$6.1

[1]	Includes $2.9 million of commodity contracts not designated as hedging instruments.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of May 2, 2010 was as follows:

	Asset derivatives			Liability derivatives
Derivatives in cash flow hedging relationships	Balance Sheet location	Fair Value		Balance Sheet location	Fair Value
(in millions)
Commodity and other contracts	Prepaid expenses and other current assets	$11.1	[1]	Accounts payable and accrued expenses	$2.5
Foreign currency exchange contracts	Prepaid expenses and other current assets	4.5		Accounts payable and accrued expenses	0.5

Total		$15.6			$3.0

[1]	Includes $6.4 million of commodity contracts not designated as hedging instruments.

The effect of derivative instruments recorded for the three and nine months ended January 30, 2011 in the Condensed Consolidated Statements of Income was as follows:

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	January 30, 2011	January 30, 2011		January 30, 2011	January 30, 2011		January 30, 2011		January 30, 2011
(in millions)
Interest rate contracts	$2.1	$(0.8)	Interest expense	$—	$—	N/A	$—		$—
Commodity contracts	5.9	18.9	Cost of products sold	5.9	8.7	Other income (expense)	3.6	[1]	(1.3	) [1]
Foreign currency exchange contracts	(0.5)	(1.5)	Cost of products sold	1.2	2.7	Other income (expense)	(0.2)		0.1

Total	$7.5	$16.6		$7.1	$11.4		$3.4		$(1.2)

[1]	Includes a gain of $2.9 million and a loss of $1.4 million for the three and nine months ended January 30, 2011, respectively, for the commodity contracts not designated as hedging instruments.

The effect of derivative instruments recorded for the three and nine months ended January 31, 2010 in the Condensed Consolidated Statements of Income was as follows:

	Gain (loss) recognized from AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	January 31, 2010	January 31, 2010		January 31, 2010	January 31, 2010		January 31, 2010		January 31, 2010
(in millions)
Interest rate contracts	$2.2	$4.7	Interest expense	$(4.4)	$(12.5)	Other income (expense)	$(13.4)		$(13.4)
Commodity contracts	(2.3)	(1.2)	Cost of products sold	(1.0)	(10.2)	Other income (expense)	(1.2	) [1]	(3.0	) [1]
Foreign currency exchange contracts	0.3	1.8	Cost of products sold	0.3	0.1	Other income (expense)	0.2		0.4

Total	$0.2	$5.3		$(5.1)	$(22.6)		$(14.4)		$(16.0)

[1]	Includes a loss of $1.6 million and $1.2 million for the three and nine months ended January 31, 2010, respectively, for the commodity contracts not designated as hedging instruments.

Note 8. Fair Value Measurements

The Company uses interest rate swaps, commodity contracts and forward foreign currency contracts to hedge market risks relating to possible adverse changes in commodity prices, diesel fuel prices, interest rates and foreign exchange rates.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value
	Level 1		Level 2		Level 3
Description	January 30, 2011	May 2, 2010	January 30, 2011	May 2, 2010	January 30, 2011	May 2, 2010
	(in millions)
Assets:
Interest rate swaps	$—	$—	$1.6	$—	$—	$—
Commodity contracts	7.9	3.5	6.8	7.6	—	—
Foreign currency contracts	—	—	2.8	4.5	—	—

Total	$7.9	$3.5	$11.2	$12.1	$—	$—

Liabilities:
Interest rate swaps	$—	$—	$2.9	$—	$—	$—
Commodity contracts	2.3	2.2	0.5	0.3	—	—
Foreign currency contracts	—	—	0.4	0.5	—	—

Total	$2.3	$2.2	$3.8	$0.8	$—	$—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap and swaption contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or corroborated by observable market data available from the Energy Information Administration. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount.

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s short-term borrowings and long-term debt are discussed in Note 6.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)
Net income	$87.1	$59.4	$227.6	$180.6

Other comprehensive income:
Foreign currency translation adjustments	0.4	(8.4)	0.3	(6.4)
Income on cash flow hedging instruments, net of tax	1.0	9.7	2.7	20.4

Total other comprehensive income	1.4	1.3	3.0	14.0

Comprehensive income	$88.5	$60.7	$230.6	$194.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Note 10. Other (Income) Expense

The components of other (income) expense are as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)
Loss (gain) on hedging contracts	$(3.4)	$1.0	$1.2	$2.6
Foreign currency transaction (gains) losses	(2.4)	1.2	(5.7)	1.9
Discontinuation of hedge accounting for interest rate swap	—	13.4	—	13.4
Other	—	(0.1)	0.3	0.3

Other (income) expense	$(5.8)	$15.5	$(4.2)	$18.2

Note 11. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. Refer to Note 11 of the 2010 Annual Report for information about these plans. The components of net periodic benefit cost of such plans are as follows:

	Three Months Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.4	$2.8	$0.4	$0.4	$10.4	$8.2	$1.2	$1.2
Interest cost on projected benefit obligation	5.8	6.6	2.1	2.1	17.3	20.0	6.3	6.4
Expected return on plan assets	(7.5)	(5.1)	—	—	(22.6)	(15.4)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(2.1)	(2.1)	0.7	0.7	(6.3)	(6.3)
Amortization of loss (gain)	1.0	0.4	—	—	2.9	1.4	—	(0.1)

Net periodic benefit cost	$2.9	$5.0	$0.4	$0.4	$8.7	$14.9	$1.2	$1.2

The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encouraged, but did not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. The Company has made contributions in excess of its required minimum amounts during fiscal 2009, fiscal 2010 and fiscal 2011. The Company has achieved the specified plan funding thresholds for the 2007 through 2011 plan years. Due to uncertainties about future funding levels as well as plan financial returns, the Company cannot predict whether it will continue to maintain a fully funded plan. The Act has resulted in, and in the future may additionally result in, accelerated funding of the Company’s defined benefit pension plan. As of January 30, 2011, the Company had made contributions of $40.0 million in fiscal 2011 and does not plan to make any further contributions for the remainder of fiscal 2011.

Note 12. Income Taxes

As of January 30, 2011, the Company had gross unrecognized tax benefits of $10.2 million, of which $6.3 million would impact the effective tax rate from continuing operations if recognized. During the nine months ended January 30, 2011, there was a $5.0 million decrease in unrecognized tax benefits resulting from the close of a tax year to audit, of which $1.7 million impacted the effective tax rate.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Note 13. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2010 Annual Report.

On November 25, 2010, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview,” and together with KKR and Vestar, the “Sponsors”) has agreed to acquire all of the Company’s outstanding stock for $19.00 per share in cash (the “Transaction”), subject to the conditions set forth in the Merger Agreement. At the time of the Transaction, Blue Merger Sub Inc. (“Blue Sub”) will merge with and into Del Monte Foods Company, with Del Monte Foods Company continuing as the surviving corporation (the “Merger”). The Company has subsequently been named as a defendant in fifteen putative class actions related to the Transaction.

After a series of voluntary dismissals and consolidations of certain of the fifteen putative class actions, the Company remains a defendant in the following cases:

•

Libby Kaiman and all others similarly situated v. Del Monte, each member of the board of directors of the Company (together, the “Directors”) and KKR, Vestar, Centerview, Blue Acquisition Group, Inc. (“Blue Group”) and Blue Sub (together, the “Buyers”) filed on December 1, 2010, in Superior Court in San Francisco, California;

•	James Sinor and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Elisa J. Franklin and all others similarly situated v. the Directors, Del Monte, and the Sponsors filed on December 10, 2010 in Superior Court in San Francisco, California;

•

Sarah P. Heintz and all others similarly situated v. the Directors, Del Monte, Blue Group and Blue Sub filed on December 20, 2010 in the United States District Court, Northern District of California; and

•	Dallas Faulkner and all others similarly situated v. the Directors, Del Monte, Blue Group and Blue Sub filed on January 21, 2011 in the United States District Court, Northern District of California.

The Company was a defendant in In re Del Monte Foods Company Shareholders Litigation, which named as defendants Del Monte, the Directors and the Sponsors, consolidated on December 8, 2010 (and again on December 31, 2010, to incorporate subsequently filed actions) in the Delaware Court of Chancery. On December 31, 2010, the Court of Chancery appointed NECA-IBEW Pension Fund as lead plaintiff for the consolidated action. On January 10, 2011, the lead plaintiff filed a consolidated complaint removing the Company as a defendant, but reiterating its earlier allegations regarding the remaining defendants, including the Directors. The Company has a continuing obligation to defend and indemnify the Directors in this case, as well as in the five California cases.

The named plaintiffs in these six cases allege breach, and aiding and abetting breach, of the Directors’ fiduciary duties to the Company’s stockholders. Specifically, the complaints allege that the Directors breached their fiduciary duties to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The complaints further allege that the Sponsors and, in some instances, the Company, Blue Group or Blue Sub (or a combination thereof) aided and abetted in the Directors’ breaches of their fiduciary duties. In addition, the Heintz and Faulkner complaints, filed in federal court, allege violations of Section 14(a) of the Securities Exchange Act of 1934 and, in the Faulkner complaint only, violations of Section 20(a) of the Securities Exchange Act of 1934. The complaints seek injunctive relief, rescission of the Merger Agreement, an accounting for all damages suffered by class members and attorneys’ fees. The Company denies these allegations and plans to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On January 10, 2011, in connection with In re Del Monte Foods Company Shareholders Litigation, the Court of Chancery entered an order expediting discovery, setting a briefing schedule with respect to the lead plaintiff’s motion for preliminary injunctive relief, and scheduling a hearing on the lead plaintiff’s motion to occur on February 11, 2011. A hearing on the lead plaintiff’s motion for preliminary injunctive relief was held on February 11, 2011 and on February 14, 2011 the Court of Chancery entered an order preliminarily enjoining the parties from proceeding with the vote on the Merger, which was scheduled to occur on February 15, 2011, for a period of 20 days. In addition, the Court of Chancery enjoined the parties, pending the vote on the Merger, from enforcing the no-solicitation and match right provisions in Sections 6.5(b), 6.5(c), and 6.5(h) of the Merger Agreement, and the termination fee provisions relating to topping bids and changes in the board of directors’ recommendation on the Merger in Section 8.5(b) of the Merger Agreement. The Court of Chancery’s order was conditioned upon the lead plaintiff’s posting a bond in the amount of $1.2 million. The plaintiff posted such bond on February 15, 2011. The special meeting was convened on February 15, 2011. At such meeting a quorum was determined to be present and, in accordance with the Court of Chancery’s ruling, the meeting was adjourned, without a vote on the Merger proposal. The special meeting is scheduled to be reconvened on March 7, 2011.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

On February 18, 2011, the lead plaintiffs in In re Del Monte Foods Company Shareholders Litigation filed an amended complaint adding Barclays Capital, Inc. as a defendant and adding a cause of action for breach of fiduciary duty against the Company’s Chief Executive Officer in his capacity as such.

On January 31, 2011, the Company and the Directors filed a motion to stay the Franklin action pending resolution of the nearly identical In re Del Monte Foods Company Shareholders Litigation pending the Delaware Court of Chancery. On February 4, 2011, the plaintiff in the Franklin action filed a motion to compel coordination of discovery with the In re Del Monte Foods Company Shareholders Litigation or, in the alternative, to expedite discovery. At a hearing on February 7, 2011, the San Francisco County Superior Court ordered that the plaintiff’s discovery motion will be heard concurrently with defendants’ motion to stay proceedings on February 28, 2011. The Court granted defendants’ motion to stay proceedings and denied plaintiff’s discovery motion on February 28, 2011.

On December 17, 2010, a putative class action complaint was filed against the Company by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that the Company engaged in false and misleading representation of certain of its canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs are seeking class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. On November 30, 2010, the parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The Company denies plaintiffs’ allegations and plans to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and is vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, the

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

Company filed an opposition to that motion. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

Del Monte is also involved from time to time in various legal proceedings incidental to its business, including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, Del Monte is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

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

The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)
Net sales:
Pet Products	$458.5	$468.8	$1,319.0	$1,303.2
Consumer Products	510.9	544.4	1,395.9	1,482.6

Total Company	$969.4	$1,013.2	$2,714.9	$2,785.8

Operating income:
Pet Products	$112.1	$91.5	$303.5	$279.1
Consumer Products	56.6	69.3	165.3	173.9
Corporate (a)	(23.3)	(22.4)	(56.0)	(53.1)

Total Company	145.4	138.4	412.8	399.9

Reconciliation to income from continuing operations before income taxes:
Interest expense	18.8	31.7	58.5	96.9
Other (income) expense	(5.8)	15.5	(4.2)	18.2

Income from continuing operations before income taxes	$132.4	$91.2	$358.5	$284.8

(a)	Corporate represents expenses not directly attributable to reportable segments.

Note 15. Share Repurchases

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

Note 16. Financial Information for Subsidiary Issuer and Non-Guarantor Subsidiaries

As discussed in the 2010 Annual Report, in October 2009 DMC issued 7 1/2% Notes (such 7 1/2% Notes, collectively with the 6 3/4% Notes issued in February 2005, the “Notes”). The Notes are fully and unconditionally guaranteed on a subordinated basis by DMFC as set forth in the indentures governing the Notes. DMC, the issuer, is 100% owned by DMFC. The Company’s credit agreement and indentures generally limit the ability of DMC to make cash payments to DMFC, its parent company, which limits Del Monte’s ability to pay cash dividends. Presented below are Condensed Consolidating Balance Sheets as of January 30, 2011 and May 2, 2010; Condensed Consolidating Statements of Income for the three and nine months ended January 30, 2011 and January 31, 2010 and Condensed Consolidating Statements of Cash Flows for the nine months ended January 30, 2011 and January 31, 2010 of DMFC (“Parent Company”), DMC (“Issuer”), and all of DMC’s subsidiaries, which are not guarantors (“Subsidiary Non-guarantors”):

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 30, 2011

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$54.6	$19.4	$—	$74.0
Trade accounts receivable, net of allowance	—	224.7	18.0	—	242.7
Inventories	—	851.2	29.9	—	881.1
Prepaid expenses and other current assets	18.2	211.9	61.8	(192.5)	99.4

TOTAL CURRENT ASSETS	18.2	1,342.4	129.1	(192.5)	1,297.2

Property, plant and equipment, net	—	581.0	66.2	—	647.2
Goodwill	—	1,336.7	1.2	—	1,337.9
Intangible assets, net	—	1,157.5	—	—	1,157.5
Other assets, net	1,986.3	108.4	4.3	(2,063.4)	35.6

TOTAL ASSETS	$2,004.5	$4,526.0	$200.8	$(2,255.9)	$4,475.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$18.2	$546.7	$110.9	$(192.5)	$483.3
Short-term borrowings	—	—	12.0	—	12.0
Current portion of long-term debt	—	30.0	—	—	30.0

TOTAL CURRENT LIABILITIES	18.2	576.7	122.9	(192.5)	525.3

Long-term debt	—	1,233.3	—	—	1,233.3
Deferred tax liabilities	—	463.7	—	(0.9)	462.8
Other non-current liabilities	—	265.8	1.9	—	267.7

TOTAL LIABILITIES	18.2	2,539.5	124.8	(193.4)	2,489.1

Stockholders’ equity:
Common stock	2.2	—	26.9	(26.9)	2.2
Additional paid-in capital	1,166.4	1,163.1	—	(1,163.1)	1,166.4
Treasury stock, at cost	(283.1)	—	—	—	(283.1)
Accumulated other comprehensive income (loss)	(56.8)	(56.8)	(7.4)	64.2	(56.8)
Retained earnings	1,157.6	880.2	56.5	(936.7)	1,157.6

TOTAL STOCKHOLDERS’ EQUITY	1,986.3	1,986.5	76.0	(2,062.5)	1,986.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,004.5	$4,526.0	$200.8	$(2,255.9)	$4,475.4

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

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

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JANUARY 30, 2011

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$941.5	$64.2	$(36.3)	$969.4
Cost of products sold	—	650.0	51.0	(36.3)	664.7

Gross profit	—	291.5	13.2	—	304.7
Selling, general and administrative expense	0.4	148.5	10.4	—	159.3

Operating income (loss)	(0.4)	143.0	2.8	—	145.4
Interest expense	—	18.4	0.4	—	18.8
Other income	—	(4.0)	(1.8)	—	(5.8)

Income before income taxes and equity in undistributed earnings of subsidiaries	(0.4)	128.6	4.2	—	132.4

Provision (benefit) for income taxes	(0.1)	49.1	(0.8)	—	48.2
Equity in undistributed earnings of subsidiaries	87.4	5.0	—	(92.4)	—

Income from continuing operations	87.1	84.5	5.0	(92.4)	84.2
Discontinued operations (net of tax)	—	2.9	—	—	2.9

Net income	$87.1	$87.4	$5.0	$(92.4)	$87.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JANUARY 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$985.5	$62.2	$(34.5)	$1,013.2
Cost of products sold	—	662.7	49.0	(34.5)	677.2

Gross profit	—	322.8	13.2	—	336.0
Selling, general and administrative expense	0.4	187.9	9.3	—	197.6

Operating income (loss)	(0.4)	134.9	3.9	—	138.4
Interest expense	—	31.4	0.3	—	31.7
Other expense	—	14.8	0.7	—	15.5

Income before income taxes and equity in undistributed earnings of subsidiaries	(0.4)	88.7	2.9	—	91.2

Provision (benefit) for income taxes	(0.1)	34.1	—	—	34.0
Equity in undistributed earnings of subsidiaries	59.7	2.9	—	(62.6)	—

Income from continuing operations	59.4	57.5	2.9	(62.6)	57.2
Discontinued operations (net of tax)	—	2.2	—	—	2.2

Net income	$59.4	$59.7	$2.9	$(62.6)	$59.4

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED JANUARY 30, 2011

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,634.1	$179.4	$(98.6)	$2,714.9
Cost of products sold	—	1,786.1	146.5	(98.6)	1,834.0

Gross profit	—	848.0	32.9	—	880.9
Selling, general and administrative expense	1.3	439.2	27.6	—	468.1

Operating income (loss)	(1.3)	408.8	5.3	—	412.8
Interest expense	—	57.7	0.8	—	58.5
Other (income) expense	—	0.2	(4.4)	—	(4.2)

Income before income taxes and equity in undistributed earnings of subsidiaries	(1.3)	350.9	8.9	—	358.5

Provision (benefit) for income taxes	(0.4)	131.9	1.8	—	133.3
Equity in undistributed earnings of subsidiaries	228.5	7.1	—	(235.6)	—

Income from continuing operations	227.6	226.1	7.1	(235.6)	225.2
Discontinued operations (net of tax)	—	2.4	—	—	2.4

Net income	$227.6	$228.5	$7.1	$(235.6)	$227.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED JANUARY 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
Net sales	$—	$2,699.4	$178.4	$(92.0)	$2,785.8
Cost of products sold	—	1,829.1	143.6	(92.0)	1,880.7

Gross profit	—	870.3	34.8	—	905.1
Selling, general and administrative expense	1.0	477.4	26.8	—	505.2

Operating income (loss)	(1.0)	392.9	8.0	—	399.9
Interest expense	—	96.3	0.6	—	96.9
Other expense	—	15.8	2.4	—	18.2

Income before income taxes and equity in undistributed earnings of subsidiaries	(1.0)	280.8	5.0	—	284.8

Provision (benefit) for income taxes	(0.3)	106.4	—	—	106.1
Equity in undistributed earnings of subsidiaries	181.3	5.0	—	(186.3)	—

Income from continuing operations	180.6	179.4	5.0	(186.3)	178.7
Discontinued operations (net of tax)	—	1.9	—	—	1.9

Net income	$180.6	$181.3	$5.0	$(186.3)	$180.6

DEL MONTE FOODS COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 30, 2011

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 30, 2011

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$164.2	$7.4	$—	$171.6

INVESTING ACTIVITIES:
Capital expenditures	—	(55.0)	(1.7)	—	(56.7)
Dividends received	145.0	—	—	(145.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	145.0	(55.0)	(1.7)	(145.0)	(56.7)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	491.6	9.1	—	500.7
Payments on short-term borrowings	—	(491.6)	(2.7)	—	(494.3)
Principal payments on long-term debt	—	(22.5)	—	—	(22.5)
Dividends paid	(45.0)	(145.0)	—	145.0	(45.0)
Issuance of common stock	59.5	—	—	—	59.5
Capital contribution	(59.5)	59.5	—	—	—
Purchase of treasury stock	(100.0)	—	—	—	(100.0)
Taxes remitted on behalf of employees for net share settlement of stock awards	—	(5.9)	—	—	(5.9)
Excess tax benefits from stock-based compensation	—	14.7	—	—	14.7

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(145.0)	(99.2)	6.4	145.0	(92.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.8)	—	(1.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	10.0	10.3	—	20.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	44.6	9.1	—	53.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$54.6	$19.4	$—	$74.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2010

(in millions)

	Parent Company	Issuer	Subsidiary Non-guarantors	Consolidating Entries	Consolidated Total
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$229.1	$5.1	$—	$234.2

INVESTING ACTIVITIES:
Capital expenditures	—	(62.0)	(3.6)	—	(65.6)
Dividends received	27.7	—	—	(27.7)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27.7	(62.0)	(3.6)	(27.7)	(65.6)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	190.0	4.3	—	194.3
Payments on short-term borrowings	—	(151.4)	(1.1)	—	(152.5)
Proceeds from long-term borrowings	—	1,042.2	—	—	1,042.2
Principal payments on long-term debt	—	(1,308.2)	—	—	(1,308.2)
Payments of debt-related costs	—	(43.6)	—	—	(43.6)
Dividends paid	(27.7)	(27.7)	—	27.7	(27.7)
Issuance of common stock	2.8	—	—	—	2.8
Capital contribution	(2.8)	2.8	—	—	—
Excess tax benefits from stock-based compensation	—	0.6	—	—	0.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27.7)	(295.3)	3.2	27.7	(292.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(128.2)	3.4	—	(124.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	134.0	8.7	—	142.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.8	$12.1	$—	$17.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended May 2, 2010 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report and in Part II, “Item 1A. Risk Factors” of this quarterly report Form 10-Q. As discussed below, on November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) has agreed to acquire all of our outstanding stock for $19.00 per share in cash, subject to the conditions set forth in the Merger Agreement. All forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include the potential impact of the Merger Agreement or the transaction contemplated thereunder.

Corporate Overview

Our Business. Del Monte Foods Company (“DMFC”) and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs and other brand names and food brands such as Del Monte, Contadina, S&W, College Inn and other brand names. We have two reportable segments: Pet Products and Consumer Products. The Pet Products reportable segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products reportable segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations:

	Three Months Ended
	January 30, 2011	January 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net sales	$969.4	$1,013.2	$(43.8)	(4.3%)	(2.6%)	(1.7%)
Cost of products sold	664.7	677.2	(12.5)	(1.8%)	(2.6%)	0.8%

Gross profit	304.7	336.0	(31.3)	(9.3%)
Selling, general and administrative expense (“SG&A”)	159.3	197.6	(38.3)	(19.4%)

Operating income	$145.4	$138.4	$7.0	5.1%

Gross margin	31.4%	33.2%
SG&A as a % of net sales	16.4%	19.5%
Operating income margin	15.0%	13.7%

	Nine Months Ended
	January 30, 2011	January 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net sales	$2,714.9	$2,785.8	$(70.9)	(2.5%)	(1.2%)	(1.3%)
Cost of products sold	1,834.0	1,880.7	(46.7)	(2.5%)	(1.7%)	(0.8%)

Gross profit	880.9	905.1	(24.2)	(2.7%)
Selling, general and administrative expense (“SG&A”)	468.1	505.2	(37.1)	(7.3%)

Operating income	$412.8	$399.9	$12.9	3.2%

Gross margin	32.4%	32.5%
SG&A as a % of net sales	17.2%	18.1%
Operating income margin	15.2%	14.4%
Cash flow (c)	$114.9	$168.6

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.
(c)	We define cash flow as cash provided by operating activities less cash used in investing activities. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Executive Overview

In the third quarter of fiscal 2011, we had net sales of $969.4 million, operating income of $145.4 million and net income of $87.1 million, compared to net sales of $1,013.2 million, operating income of $138.4 million and net income of $59.4 million in the third quarter of fiscal 2010. Cash flow, which we define as cash provided by operating activities less cash used in investing activities, was $114.9 million in the first nine months of fiscal 2011 compared to $168.6 million in the first nine months of fiscal 2010. Refer to “Reconciliation of Non-GAAP Financial Measures—Cash Flow” below.

Net sales decreased by 4.3% primarily driven by lower sales volume in our Consumer Products segment as well as lower sales volume in our Pet Products segment. Our lower Consumer Products sales primarily resulted from reduced vegetable, fruit and tomato sales in retail, largely driven by higher promotional activity by our competitors and category softness in non-grocery channels. In our Pet Products segment, while we realized strong sales of dry pet food products, these increases were more than offset by lower sales of wet pet food and private label products due to higher promotional activity by our competitors. As a result of the continued competitive environment, we anticipate net sales for the full fiscal year to be slightly down from total net sales in fiscal 2010.

During the third quarter of fiscal 2011, we experienced a gross margin decrease of 180 basis points as compared to the third quarter of fiscal 2010 driven by increased trade spending and higher costs. We are starting to realize significant increases in input costs driven by inflationary pressures. These costs are expected to continue to increase into fiscal 2012 and as a result we expect to seek to offset these higher costs through strategic pricing actions and continued productivity savings.

Operating income for the third quarter of fiscal 2011 increased 5.1% as compared to the third quarter of fiscal 2010. The increase in operating income was driven by lower SG&A expense driven by reduced marketing investments as compared to the year ago quarter. The decrease in marketing reflects substantial prior year strategic investments which were heavily weighted toward the back half of fiscal 2010, as well as a shift in current year expenses to fund trade promotions. Also impacting operating income were lower net sales and higher costs (largely offset due to productivity savings). Marketing expense for the full year fiscal 2011 is expected to be lower than marketing expense in fiscal 2010. While a majority of this decrease is expected to be used to fund trade promotions and other promotional activities in response to the current competitive environment in both our Pet Products and Consumer Products segments, a portion is expected to benefit operating income.

Interest expense decreased $12.9 million in the three months ended January 30, 2011 compared to the three months ended January 31, 2010. Interest expense for the three months ended January 31, 2010 included $8.1 million of refinancing expenses. Lower debt balances and lower interest rates also contributed to the decrease in interest expense.

On November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview”) has agreed to acquire all of DMFC’s outstanding stock for $19.00 per share in cash, subject to the conditions set forth in the Merger Agreement. At the time of the acquisition, Blue Merger Sub Inc. (“Blue Sub”) will merge with and into DMFC, with DMFC continuing as the surviving corporation (the “Merger”). The Merger was unanimously approved by DMFC’s Board of Directors. The Merger is subject to the approval of DMFC’s stockholders holding a majority of the outstanding shares of common stock entitled to vote on the matter at a special meeting that was held and adjourned on February 15, 2011 (without a vote on the matter) and is scheduled to be reconvened on March 7, 2011.

On January 19, 2011 Blue Sub launched tender offers and consent solicitations for any and all of Del Monte Corporation’s (“DMC”) $250.0 million aggregate principal amount of 6   3/4% Senior Subordinated Notes due 2015 (the “2015 Notes”) and $450.0 million aggregate principal amount of 7   1/2% Senior Subordinated Notes due 2019 (the “2019 Notes”). On February 1, 2011 Blue Sub announced that supplemental indentures had been executed with respect to both the 2015 Notes and the 2019 Notes. The amendments set forth in the supplemental indentures will only become operative immediately prior to the first acceptance for payment of all notes of such series that are validly tendered (and not previously withdrawn) which is contingent upon the closing of the Merger. On February 16, 2011, the expiration date for the tender offers was extended to March 8, 2011 and Blue Sub amended the total consideration for the 2019 Notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, retirement benefits, goodwill and intangibles, and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted and, therefore, these estimates routinely require adjustment.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three and nine months ended January 30, 2011 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $0.9 million and $11.2 million, respectively, which related to prior year activity, of which $0.5 million and $9.0 million for the three and nine months ended January 30, 2011, respectively, related to our Consumer Products segment and $0.4 million and $2.2 million for the three and nine months ended January 30, 2011, respectively, related to our Pet Products segment. Our evaluations during the three and nine months ended January 31, 2010 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $8.3 million and $8.5 million, respectively, which related to prior year activity, of which $6.3 million and $6.4 million for the three and nine months ended January 31, 2010, respectively, related to our Consumer Products segment and $2.0 million and $2.1 million, respectively, for the three and nine months ended January 31, 2010 related to our Pet Products segment. In fiscal 2011, improved system functionality and processes provided improved visibility and enabled more timely evaluation of the prior year liability in the second quarter as compared to historically completing this evaluation and recording the related adjustment in the third quarter.

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

During the three and nine months ended January 30, 2011, we recognized expense for our qualified DB plan of $2.9 million and $8.7 million, respectively, and other benefits expense of $0.4 million and $1.2 million, respectively. Our remaining fiscal 2011 pension expense for our qualified DB plan is currently estimated to be approximately $2.9 million and other benefits expense is currently estimated to be approximately $0.4 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

We did not recognize any impairment charges during the three and nine months ended January 30, 2011. We did not recognize any impairment charges for our Non-Amortizing Brands during the three months ended January 31, 2010. During the nine months ended January 31, 2010, we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands and moved this brand (with remaining book value of $8.0 million) from Non-Amortizing to Amortizing Brands. During the three and nine months ended January 31, 2010, we did not recognize any impairment charges for our Amortizing Brands or goodwill. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to assist us in estimating the ultimate costs of certain retained-insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended January 30, 2011 and January 31, 2010, we experienced no significant adjustments to our estimates. During the nine months ended January 30, 2011, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $0.6 million primarily as a result of favorable claims history. During the nine months ended in January 31, 2010, we increased our estimate of retained-insurance liabilities related to prior year by approximately $3.4 million primarily as a result of the escalation in healthcare costs on open prior year claims. This increase was partially offset by $1.1 million reduction in retained insurance liabilities related to prior years as a result of the early closure of a claim.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 30, 2011, compared to the results for the three and nine months ended January 31, 2010.

Net sales

	Three Months Ended
	January 30, 2011	January 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net sales:
Pet Products	$458.5	$468.8	$(10.3)	(2.2%)	(0.9%)	(1.3%)
Consumer Products	510.9	544.4	(33.5)	(6.2%)	(4.1%)	(2.1%)

Total	$969.4	$1,013.2	$(43.8)	(4.3%)

	Nine Months Ended
	January 30, 2011	January 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions, except percentages)
Net sales:
Pet Products	$1,319.0	$1,303.2	$15.8	1.2%	2.3%	(1.1%)
Consumer Products	1,395.9	1,482.6	(86.7)	(5.8%)	(4.4%)	(1.4%)

Total	$2,714.9	$2,785.8	$(70.9)	(2.5%)

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

Net sales for the three months ended January 30, 2011 were $969.4 million, a decrease of $43.8 million, or 4.3%, compared to $1,013.2 million for the three months ended January 31, 2010. This decrease was driven by a more competitive promotional environment in retail in both our Consumer Products and Pet Products segments, as well as lower non-retail sales in our Consumer Products segment. This decrease was partially offset by new product sales in both our Pet Products and Consumer Products segments. Net sales for the nine months ended January 30, 2011 were $2,714.9 million, a decrease of $70.9 million, or 2.5%, compared to $2,785.8 million for the nine months ended January 31, 2010. This decrease was driven by a more competitive promotional environment in retail and lower non-retail sales, which together impacted our sales volume in our Consumer Products segment. This was partially offset by increased sales volume in our Pet Products segment and new product sales in both our Pet Products and Consumer Products segments.

Net sales in our Pet Products segment were $458.5 million for the three months ended January 30, 2011, a decrease of $10.3 million, or 2.2%, compared to $468.8 million for the three months ended January 31, 2010. This decrease was primarily driven by increased trade spending and decreased sales volume in wet pet food and private label as a result of increased competitive promotional activity. Net sales in our Pet Products segment were $1,319.0 million for the nine months ended January 30, 2011, an increase of $15.8 million, or 1.2%, compared to $1,303.2 million for the nine months ended January 31, 2010. This increase was primarily driven by new product sales. Volume growth in existing dry pet food and pet snacks products, partially offset by volume declines in existing wet pet food and private label sales, also contributed to the increase in net sales. In addition, pricing actions due to previously implemented package resizing were more than offset by increased trade spending.

Net sales in our Consumer Products segment were $510.9 million for the three months ended January 30, 2011, a decrease of $33.5 million, or 6.2%, compared to $544.4 million for the three months ended January 31, 2010. Net sales in our Consumer Products segment were $1,395.9 million for the nine months ended January 30, 2011, a decrease of $86.7 million, or 5.8%, compared to $1,482.6 million for the nine months ended January 31, 2010. For the three month period, the decrease was primarily driven by reduced sales volume in vegetable, fruit and tomato sales in retail, driven by higher promotional activity by our competitors and category softness in non-grocery channels, as well as lower non-retail vegetable, fruit and tomato sales and increased trade spending, partially offset by new product sales. For the nine month period, the decrease was primarily driven by reduced sales volume of vegetables and tomatoes in retail, as well as reduced lower margin vegetable and tomato sales in non-retail, primarily government sales. Net sales were also negatively impacted by South American sales primarily due to the devaluation of the Venezuelan currency in January 2010. New product sales partially offset the decrease in net sales.

Cost of products sold

Cost of products sold for the three months ended January 30, 2011 was $664.7 million, a decrease of $12.5 million, or 1.8%, compared to $677.2 million for the three months ended January 31, 2010. This decrease was primarily due to lower overall volumes, partially offset by net cost increases (reflecting gross cost increases partially offset by continued productivity savings). Cost of products sold for the nine months ended January 30, 2011 was $1,834.0 million, a decrease of $46.7 million, or 2.5%, compared to $1,880.7 million for the nine months ended January 31, 2010. This decrease was primarily due to lower overall volumes and lower net costs resulting primarily from continued productivity savings. In addition, costs in the nine months ended January 30, 2011 benefitted from the settlement of a prior claim with a vendor.

Gross margin

Our gross margin percentage for the three months ended January 30, 2011 decreased 1.8 points to 31.4% compared to 33.2% for the three months ended January 31, 2010. Gross margin was impacted by a 1.2 margin point decrease due to increased trade spending, a 0.5 margin point decrease related to the higher net costs noted above and a 0.1 margin point decrease due to product mix.

For the nine months ended January 30, 2011, our gross margin percentage decreased 0.1 points to 32.4% compared to 32.5% for the nine months ended January 31, 2010. Gross margin was impacted by a 0.9 margin point decrease due to increased trade spending, partially offset by a 0.5 margin point increase primarily driven by the productivity savings noted above and a 0.3 margin point increase due to product mix resulting primarily from declines in wet pet food and private label sales in our Pet Products segment and non-retail tomato sales in our Consumer Products segment.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended January 30, 2011 was $159.3 million, a decrease of $38.3 million, or 19.4%, compared to $197.6 million for the three months ended January 31, 2010. This decrease was primarily driven by a $39.6 million decrease in marketing expenses. The decrease in marketing expenses was largely driven by more consistent quarter-to-quarter expenditures in fiscal 2011 compared to fiscal 2010 where marketing expenses were weighted more heavily to the last half of the fiscal year. In addition, the three months ended January 30, 2011 included approximately $7.6 million of costs related to the Merger. The three months ended January 31, 2010 included approximately $4.6 million of expense related to the cumulative compensation cost of performance share grants as described in the 2010 Annual Report.

SG&A expense for the nine months ended January 30, 2011 was $468.1 million, a decrease of $37.1 million, or 7.3%, compared to $505.2 million for the nine months ended January 31, 2010. This decrease was primarily driven by a $39.9 million decrease in marketing expenses as a result of a shift of marketing dollars to trade spending and other promotional activities, in addition to lower overall marketing spending. In addition, the nine months ended January 30, 2011 included approximately $7.6 million of costs related to the Merger. The nine months ended January 31, 2010 included approximately $4.6 million of expense related to the cumulative compensation cost of performance share grants as described in the 2010 Annual Report.

Operating income

	Three Months Ended
	January 30, 2011	January 31, 2010	Change	% Change
	(in millions, except percentages)
Operating income:
Pet Products	$112.1	$91.5	$20.6	22.5%
Consumer Products	56.6	69.3	(12.7)	(18.3%)
Corporate (a)	(23.3)	(22.4)	(0.9)	(4.0%)

Total	$145.4	$138.4	$7.0	5.1%

	Nine Months Ended
	January 30, 2011	January 31, 2010	Change	% Change
	(in millions, except percentages)
Operating income:
Pet Products	$303.5	$279.1	$24.4	8.7%
Consumer Products	165.3	173.9	(8.6)	(4.9%)
Corporate (a)	(56.0)	(53.1)	(2.9)	(5.5%)

Total	$412.8	$399.9	$12.9	3.2%

(a)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended January 30, 2011 was $145.4 million, an increase of $7.0 million, or 5.1%, compared to $138.4 million for the three months ended January 31, 2010. This increase reflects the lower marketing investment, partially offset by the lower net sales noted above. Operating income for the nine months ended January 30, 2011 was $412.8 million, an increase of $12.9 million, or 3.2%, compared to $399.9 million for the nine months ended January 31, 2010. This increase reflects the lower marketing investment and lower costs, partially offset by the higher trade spending.

Our Pet Products segment operating income increased by $20.6 million, or 22.5%, to $112.1 million for the three months ended January 30, 2011 from $91.5 million for the three months ended January 31, 2010. This increase was driven by the decrease in marketing expenses and continued productivity savings, partially offset by the decrease in net sales. Our Pet Products segment operating income increased by $24.4 million, or 8.7%, to $303.5 million for the nine months ended January 30, 2011 from $279.1 million for the nine months ended January 31, 2010. This increase in operating income was driven by the increase in net sales, the decrease in marketing expense and lower net costs as a result of continued productivity savings, all as noted above.

Our Consumer Products segment operating income decreased by $12.7 million, or 18.3%, to $56.6 million for the three months ended January 30, 2011 from $69.3 million for the three months ended January 31, 2010. Our Consumer Products segment operating income decreased by $8.6 million, or 4.9%, to $165.3 million for the nine months ended January 30, 2011 from $173.9 million for the nine months ended January 31, 2010. These decreases were driven by the decreased net sales, partially offset by lower marketing expenses and continued productivity savings, all as noted above.

Our Corporate expenses for the three months ended January 30, 2011 were $23.3 million, an increase of $0.9 million, or 4.0%, compared to $22.4 million for the three months ended January 31, 2010. Our Corporate expenses for the nine months ended January 30, 2011 were $56.0 million, an increase of $2.9 million, or 5.5%, compared to $53.1 million for the three months ended January 31, 2010. Both the three and nine month periods ended January 30, 2011 included approximately $7.6 million of costs related to the Merger, while both the three and nine month periods ended January 31, 2010 included approximately $4.6 million of expense related to the cumulative compensation cost of performance share grants as described in the 2010 Annual Report.

Interest expense

Interest expense decreased by $12.9 million, or 40.7%, to $18.8 million for the three months ended January 30, 2011 from $31.7 million for the three months ended January 31, 2010. This decrease resulted primarily from the absence of prior year refinancing expenses of $8.1 million for the three months ended January 31, 2010. This decrease was also driven by lower debt levels and lower average interest rates. Interest expense decreased by $38.4 million, or 39.6%, to $58.5 million for the nine months ended January 30, 2011 from $96.9 million for the nine months ended January 31, 2010. This decrease resulted primarily from the absence of prior year refinancing expenses of $24.6 million for the nine months ended January 31, 2010. This decrease was also driven by lower average interest rates and lower debt levels.

Other (income) expense

Other income of $5.8 million for the three months ended January 30, 2011 consisted primarily of gains on hedging contracts and foreign currency gains. Other income of $4.2 million for the nine months ended January 30, 2011 consisted primarily of foreign currency gains, partially offset by hedging contract losses. Other expense of $15.5 million and $18.2 million for the three and nine months ended January 31, 2010, respectively, consisted primarily of $13.4 million of expense relating to the discontinuation of hedge accounting for our interest rate swap in connection with the refinancing of our senior credit facility.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended January 30, 2011 was 36.4% compared to 37.3% for the three months ended January 31, 2010. The decrease in the tax rates for the three month period was primarily due to the reversal of the valuation allowance on foreign tax credits and a decrease in unrecognized tax benefits from the close of a tax year to audit, partially offset by non-deductible transaction costs. The effective tax rate for continuing operations for the nine months ended January 30, 2011 was 37.2% compared to 37.3% for the nine months ended January 31, 2010. The tax rates for the nine month periods were relatively unchanged.

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

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(in millions)
Net Cash Provided By (Used In) Operating Activities	$171.6	$234.2
Net Cash Provided By (Used In) Investing Activities	(56.7)	(65.6)

Cash flow	$114.9	$168.6

Venezuela

In January 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We remeasure most income statement items of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. Our Venezuelan subsidiary represents approximately 1% of consolidated assets at January 30, 2011, and less than 3% of consolidated net sales and less than 2% of net income for the fiscal year ended May 2, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350,000 per month. As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we used to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to a rate approximating the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on January 30, 2011, and resulted in an immaterial impact to our income statement for the three and nine months ended January 30, 2011.

On December 30, 2010, the Venezuelan government announced that the exchange rate of 2.60 for essential goods was being eliminated. We do not expect the impact to be material to our fiscal 2011 results of operations.

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

As of January 30, 2011, we had made contributions to our defined benefit pension plan of $40.0 million in fiscal 2011. As of January 31, 2010, we had made fiscal 2010 contributions of $36.7 million. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. In addition, the Act encouraged, but did not require, employers to fully fund their defined benefit pension plans and to meet incremental plan funding thresholds applicable prior to 2011. We have made contributions in excess of our required minimum amounts during fiscal 2009, fiscal 2010 and fiscal 2011. As a result of this incremental funding combined with better than expected plan financial returns, we have achieved the specified plan funding thresholds for the 2007 through 2011 plan years. Due to uncertainties about future funding levels as well as plan financial returns, we cannot predict whether we will continue to maintain a fully funded plan. The Act has resulted in, and in the future may additionally result in, accelerated funding of our defined benefit pension plan. We currently do not expect to make any further contributions in fiscal 2011.

We believe that cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated:

	January 30, 2011	May 2, 2010
	(in millions)
Short-term borrowings:
Revolver	$—	$—
Other	12.0	5.6

Total short-term borrowings	$12.0	$5.6

Long-term debt:
Term A Loan	$570.0	$592.5
6 3/4% senior subordinated notes	250.0	250.0
7 1/2% senior subordinated notes	450.0	450.0

	1,270.0	1,292.5
Less unamortized discount on the 7 1/2% senior subordinated notes	6.7	7.3
Less current portion	30.0	30.0

Total long-term debt	$1,233.3	$1,255.2

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

We borrowed $103.5 million from the Revolver during the three months ended January 30, 2011. A total of $319.0 million was repaid during the three months ended January 30, 2011. During the nine months ended January 30, 2011 we borrowed $491.6 million from the Revolver and repaid $491.6 million. As of January 30, 2011, the amount of letters of credit issued under the Revolver was $55.3 million and the net availability under the Revolver was $444.7 million.

Term A Facility. Initially, borrowings under the Term A Facility bore interest at a rate equal to, at our option, either (a) the Base Rate plus 1.75% per annum, or (b) the Eurodollar Rate plus 2.75% per annum. From and after the six-month anniversary of the Senior Credit Facility, the margins over the Base Rate and Eurodollar Rate applicable to the Term A Facility may be adjusted periodically based on our total debt ratio, with 1.75% being the maximum Base Rate margin and 2.75% being the maximum Eurodollar Rate margin. Effective July 29, 2010, the Base Rate and Eurodollar Rate margins were reduced to 1.375% and 2.375%, respectively, as a result of our achieving a lower total debt ratio.

The Term A Facility requires amortization in the form of scheduled principal payments of $7.5 million per fiscal quarter from April 30, 2010 to October 24, 2014. The remaining balance of $457.5 million is due in full on the maturity date of January 30, 2015. Scheduled amortization payments with respect to the Term A Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the Senior Credit Facility. Unlike amounts repaid under the Revolver, any amounts we repay under the Term A Facility may not be reborrowed. As of January 30, 2011, the amount outstanding under the Term A Facility was $570.0 million and the interest rate payable was 2.64%.

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

Maturities

Scheduled maturities of our long-term debt are $7.5 million for the remainder of fiscal 2011. Scheduled maturities of long-term debt for each of the five succeeding fiscal years are as follows (in millions):

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

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of January 30, 2011. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Credit Facility or the indentures governing our senior subordinated notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness.

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

Cash Flow

During the nine months ended January 30, 2011, our cash and cash equivalents increased by $20.3 million and during the nine months ended January 31, 2010, our cash and cash equivalents decreased by $124.8 million.

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(in millions)
Net Cash Provided By Operating Activities	$171.6	$234.2
Net Cash Used In Investing Activities	(56.7)	(65.6)
Net Cash Used In Financing Activities	(92.8)	(292.1)

Operating Activities. Cash provided by operating activities for the nine months ended January 30, 2011 was $171.6 million, compared to $234.2 million for the nine months ended January 31, 2010. The decrease in cash provided by operating activities is primarily due to the timing of payments for accrued expenses, partially offset by lower inventory requirements as we experienced a larger pack in the prior year due to higher yields of raw product. The cash requirements of the Consumer Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the nine months ended January 30, 2011 was $56.7 million compared to $65.6 million for the nine months ended January 31, 2010 and consisted entirely of capital spending. Capital spending for the remainder of fiscal 2011 is expected to approximate $35 million to $55 million and is expected to be funded by cash generated by operating activities.

Financing Activities. Cash used in financing activities for the nine months ended January 30, 2011 was $92.8 million compared to $292.1 million for the nine months ended January 31, 2010. During the nine months ended January 30, 2011, we repurchased $100.0 million of our common stock. During the first nine months of fiscal 2011, we borrowed a net of $6.4 million in short-term borrowings, compared to net borrowings of $41.8 million during the first nine months of fiscal 2010. In addition, during the nine months ended January 30, 2011 and January 31, 2010, we made scheduled repayments of $22.5 million and $16.2 million, respectively, towards our outstanding term loan principal. In addition, during the nine months ended January 31, 2010, in connection with the refinancing of our 8 5/8% senior subordinated notes and our senior credit facility, we received net proceeds from the issuance of new notes and from loans under a new credit facility of $1,042.2 million, repaid $1,292.1 million of old notes and loans under the prior credit facility and paid $43.6 million of costs related to the refinancing. We also paid $45.0 million and $27.7 million in dividends during the nine months ended January 30, 2011 and January 31, 2010, respectively. During the nine months ended January 30, 2011, we received $59.5 million from the issuance of common stock as a result of stock option exercises. For a discussion regarding the significant amount of stock option exercises during the three months ended January 30, 2011, see “Make-Whole Payment Agreements” below.

Make-Whole Payment Agreements

Our executive officers are entitled to receive a tax gross-up payment (referred to as a “280G gross-up payment”) in the event that payments made to them in connection with a change in control of the ownership of the Company become subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code. In December 2010, we determined that the consummation of the Merger would be expected to trigger the imposition of this excise tax with respect to payments made to certain executive officers, which would oblige us to make 280G gross-up payments to these executive officers.

On December 15, 2010, we entered into limited “make-whole” payment agreements with seven executive officers in connection with option exercises in calendar 2010 (but after December 15, 2010) effected for the purpose of reducing our potential liability to make 280G gross-up payments. A total of approximately 3.9 million options were exercised in calendar 2010 after December 15, 2010 by such executive officers, resulting in approximately $35.2 million of cash proceeds to us.

By exercising options prior to the end of calendar 2010, each such executive officer increased the amount of taxable income recognized by him in calendar 2010. Increased taxable income recognized in calendar 2010 reduces, and if sufficiently high can eliminate entirely, our obligation to make a 280G gross-up payment in connection with the Merger. The purpose of the “make-whole” payment is to compensate each such executive officer for any difference between the amount received for shares sold in connection with the option exercises, as compared to the consideration that would be payable in the Merger in respect of these option shares if the executive officer had not exercised such options in calendar 2010.

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

During the nine months ended January 30, 2011, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates, which (to the extent effective) affect the interest expense on our floating-rate obligations and the cost of our raw materials and other inputs, respectively.

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

The fair value of our swap was recorded as a current liability of $2.9 million and other asset of $1.6 million as of January 30, 2011.

Assuming average floating rate loans during the period, a hypothetical one percentage point increase in interest rates would have increased interest expense by approximately $4.8 million and $3.5 million for the nine months ended January 30, 2011 and January 31, 2010, respectively.

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

On January 30, 2011, the fair values of our commodities hedges were recorded as current assets of $14.7 million and current liabilities of $2.8 million. On May 2, 2010, the fair values of our commodities hedges were recorded as current assets of $11.1 million and current liabilities of $2.5 million.

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

	January 30, 2011	May 2, 2010
	(in millions)
Effect of a hypothetical 10% change in fair value
Commodity Contracts	$5.1	$13.9

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

The table below presents our foreign currency derivative contracts as of January 30, 2011 and May 2, 2010. All of the foreign currency derivative contracts held on January 30, 2011 are scheduled to mature prior to the end of fiscal 2012.

	January 30, 2011	May 2, 2010
	(in millions)
Contract Amount (Mexican pesos)	$26.9	$22.5
Contract Amount ($CAD)	22.7	29.0

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows:

	January 30, 2011	May 2, 2010
	(in millions)
Fair value of foreign currency contracts, net asset	$2.4	$4.0
Potential net loss in fair value of a hypothetical
10% adverse change in currency exchange rates	(5.1)	(5.4)

ITEM 4.	CONTROLS AND PROCEDURES

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

On November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Partners (“Centerview,” and together with KKR and Vestar, the “Sponsors”) has agreed to acquire all of our outstanding stock for $19.00 per share in cash (the “Transaction”), subject to the conditions set forth in the Merger Agreement. At the time of the Transaction, Blue Merger Sub Inc. (“Blue Sub”) will merge with and into Del Monte Foods Company, with Del Monte Foods Company continuing as the surviving corporation (the “Merger”). We have subsequently been named as a defendant in fifteen putative class actions related to the Transaction.

After a series of voluntary dismissals and consolidations of certain of the fifteen putative class actions, we remain a defendant in the following cases:

•

Libby Kaiman and all others similarly situated v. Del Monte, each member of the board of directors of the Company (together, the “Directors”) and KKR, Vestar, Centerview, Blue Acquisition Group, Inc. (“Blue Group”) and Blue Sub (together, the “Buyers”) filed on December 1, 2010, in Superior Court in San Francisco, California;

•	James Sinor and all others similarly situated v. Del Monte, the Directors and the Buyers filed on December 1, 2010, in Superior Court in San Francisco, California;

•	Elisa J. Franklin and all others similarly situated v. the Directors, Del Monte, and the Sponsors filed on December 10, 2010 in Superior Court in San Francisco, California;

•

Sarah P. Heintz and all others similarly situated v. the Directors, Del Monte, Blue Group and Blue Sub filed on December 20, 2010 in the United States District Court, Northern District of California; and

•	Dallas Faulkner and all others similarly situated v. the Directors, Del Monte, Blue Group and Blue Sub filed on January 21, 2011 in the United States District Court, Northern District of California.

We were a defendant in In re Del Monte Foods Company Shareholders Litigation, which named as defendants Del Monte, the Directors and the Sponsors, consolidated on December 8, 2010 (and again on December 31, 2010, to incorporate subsequently filed actions) in the Delaware Court of Chancery. On December 31, 2010, the Court of Chancery appointed NECA-IBEW Pension Fund as lead plaintiff for the consolidated action. On January 10, 2011, the lead plaintiff filed a consolidated complaint removing us as a defendant, but reiterating its earlier allegations regarding the remaining defendants, including the Directors. We have a continuing obligation to defend and indemnify the Directors in this case, as well as in the five California cases.

The named plaintiffs in these six cases allege breach, and aiding and abetting breach, of the Directors’ fiduciary duties to our stockholders. Specifically, the complaints allege that the Directors breached their fiduciary duties to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The complaints further allege that the Sponsors and, in some instances, the Company, Blue Group or Blue Sub (or a combination thereof) aided and abetted in the Directors’ breaches of their fiduciary duties. In addition, the Heintz and Faulkner complaints, filed in federal court, allege violations of Section 14(a) of the Securities Exchange Act of 1934 and, in the Faulkner complaint only, violations of Section 20(a) of the Securities Exchange Act of 1934. The complaints seek injunctive relief, rescission of the Merger Agreement, an accounting for all damages suffered by class members and attorneys’ fees. We deny these allegations and plan to vigorously defend ourselves. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On January 10, 2011, in connection with In re Del Monte Foods Company Shareholders Litigation, the Court of Chancery entered an order expediting discovery, setting a briefing schedule with respect to the lead plaintiff’s motion for preliminary injunctive relief, and scheduling a hearing on the lead plaintiff’s motion to occur on February 11, 2011. A hearing on the lead plaintiff’s motion for preliminary injunctive relief was held on February 11, 2011 and on February 14, 2011 the Court of Chancery entered an order preliminarily enjoining the parties from proceeding with the vote on the Merger, which was scheduled to occur on February 15, 2011, for a period of 20 days. In addition, the Court of Chancery enjoined the parties, pending the vote on the Merger, from enforcing the no-solicitation and match right provisions in Sections 6.5(b), 6.5(c), and 6.5(h) of the Merger Agreement, and the termination fee provisions relating to topping bids and changes in the board of directors’ recommendation on the Merger in Section 8.5(b) of the Merger Agreement. The Court of Chancery’s order was conditioned upon the lead plaintiff’s posting a bond in the amount of $1.2 million. The plaintiff posted such bond on February 15, 2011. The special meeting was convened on February 15, 2011. At such meeting a quorum was determined to be present and, in accordance with the Court of Chancery’s ruling, the meeting was adjourned, without a vote on the Merger proposal. The special meeting is scheduled to be reconvened on March 7, 2011.

On February 18, 2011, the lead plaintiffs in In re Del Monte Foods Company Shareholders Litigation filed an amended complaint adding Barclays Capital, Inc. as a defendant and adding a cause of action for breach of fiduciary duty against our Chief Executive Officer in his capacity as such.

On January 31, 2011, we and the Directors filed a motion to stay the Franklin action pending resolution of the nearly identical In re Del Monte Foods Company Shareholders Litigation pending the Delaware Court of Chancery. On February 4, 2011, the plaintiff in the Franklin action filed a motion to compel coordination of discovery with the In re Del Monte Foods Company Shareholders Litigation or, in the alternative, to expedite discovery. At a hearing on February 7, 2011, the San Francisco County Superior Court ordered that the plaintiff’s discovery motion will be heard concurrently with defendants’ motion to stay proceedings on February 28, 2011. The Court granted our motion to stay proceedings and denied plaintiff’s discovery motion on February 28, 2011.

On December 17, 2010, a putative class action complaint was filed against us by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that we engaged in false and misleading representation of certain of its canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. We intend to deny these allegations and vigorously defend ourselves. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against us, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that we violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs are seeking class certification. On November 5, 2010, in connection with our removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with our answer. We also filed a motion for partial dismissal on November 5, 2010. On November 30, 2010, the parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. We deny plaintiffs’ allegations and plan to vigorously defend ourselves. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The following legal proceedings were previously reported in the 2010 Annual Report:

On October 13, 2009, Kara Moline and Debra Lowe filed a class action complaint against us in San Francisco Superior Court, alleging violations of California’s False Advertising Act, Unfair Competition Law, and Consumer Legal Remedies Act. Specifically, the plaintiffs alleged that we engaged in false and misleading advertising in the labeling of Nature’s Recipe Farm Stand Selects dog food. The plaintiffs sought injunctive relief, disgorgement of profits in an undisclosed amount, and attorneys’ fees. Additionally, the plaintiffs sought class certification. We deny plaintiffs’ allegations. The parties reached a settlement agreement which was approved by the Court on November 9, 2010. Under the settlement, we agreed to pay $0.2 million and to modify the labels of the relevant products in the future.

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and is vigorously defending ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, we filed an opposition to that motion. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

We are also involved from time to time in various legal proceedings incidental to our business, including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, we are involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

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

For example:

There are risks and uncertainties associated with the proposed merger with the investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners and Centerview Partners (collectively, the “Sponsors”).

On November 25, 2010, we announced that we had signed a definitive agreement (the “Merger Agreement”), providing for the acquisition of the Company by Blue Acquisition Group, Inc. (“Parent”), an entity formed by affiliates of the Sponsors. Pursuant to and subject to the conditions set forth in the Merger Agreement, Blue Merger Sub Inc., a wholly-owned subsidiary of Parent, will be merged (the “Merger”) with and into the Company, with the Company being the surviving corporation. There are a number of risks and uncertainties relating to the Merger. For example:

•	the Merger may not be consummated or may not be consummated as currently anticipated;

•

there can be no assurance that Parent will obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the Merger (or other financing) or that the financing will be sufficient to complete the Merger and the transactions contemplated thereby;

•	there can be no assurance that approval of our stockholders will be obtained;

•	there can be no assurance other conditions to the closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger;

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

•	logistics and other transportation-related costs;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	performance of our pet products business;

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	product distribution;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	industry trends, including changes in buying, inventory and other business practices by customers;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	currency and interest rate fluctuations;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Blue Acquisition Group, Inc., a Delaware corporation, Blue Merger Sub Inc., a Delaware corporation, and Del Monte Foods Company, a Delaware corporation	8-K	2.1	November 30, 2010

†10.1	Supply Agreement, dated February 2, 2011, between Silgan Containers LLC and Del Monte Corporation	8-K	10.1	February 4, 2011

*†10.2	First Amendment to Office Lease, dated January 21, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP

*10.3	Second Amendment to Office Lease, dated February 1, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP

*10.4**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Nils Lommerin, dated November 24, 2010

*10.5**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Timothy A. Cole, dated November 24, 2010

*10.6**	Resolutions of the Board of Directors of Del Monte Foods Company Approved on November 24, 2010 relating to Code Section 280G

*10.7**	Amendment Number One to the Del Monte Corporation Executive Severance Plan, dated November 24, 2010

*10.8**	Amendment Number One to the Del Monte Corporation AIP Deferred Compensation Plan

*10.9**	Omnibus Amendment to the Del Monte Foods Company Non-Employee Director and Independent Contractor 1997 Stock Incentive Plan; the Del Monte Foods Company 1997 Stock Incentive Plan; the Del Monte Foods Company 1998 Stock Incentive Plan; and the Del Monte Foods Company 2002 Stock Incentive Plan

*10.10**	Letter Agreement regarding Option Exercises and Make-Whole Payments between Del Monte Foods Company and Richard G. Wolford, dated December 20, 2010

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

*10.11**	Letter Agreement regarding Option Exercises and Make-Whole Payments between Del Monte Foods Company and David L. Meyers, dated December 20, 2010

*10.12**	Letter Agreement regarding Option Exercises and Make-Whole Payments between Del Monte Foods Company and Nils Lommerin, dated December 20, 2010

*10.13**	Letter Agreement regarding Option Exercises and Make-Whole Payments between Del Monte Foods Company and David W. Allen, dated December 20, 2010

*10.14**	Letter Agreement regarding Option Exercises and Make-Whole Payments between Del Monte Foods Company and Larry E. Bodner, dated December 20, 2010

*†10.15	First Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales & Marketing LLC, dated May 4, 2009

*†10.16	Second Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales & Marketing LLC, dated September 22, 2009

*10.17	Third Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales & Marketing LLC, dated January 26, 2010

*†10.18	Fourth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales & Marketing LLC, dated August 11, 2010

*†10.19	Fifth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales & Marketing LLC, dated February 10, 2011

*31.1	Certification of the Chief Executive Officer pursuant to Rule13-14(a) of the Exchange Act

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13-14(a) of the Exchange Act

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13-14(b) of the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Rule13-14(b) of the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement
^	furnished herewith
†	confidential treatment has been requested as to portions of this exhibit

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

Dated: March 4, 2011